Form 10-Q
period 1995-05-31
LOJACK CORP
filed 1995-07-11
CIK 355777

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
- ----     OF 1934

For the quarterly period ended      May 3l, l995
                               ----------------------------------

                                      or

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _______________  to ________________

Commission File Number  2-74238-B
                        ---------

                              LOJACK CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     Massachusetts                                        04-2664794
- --------------------------------------------------------------------------------
(State or other jurisdiction of                        I.R.S. Employer
 incorporation or organization)                     Identification Number

     333 Elm Street                         Dedham, Massachusetts    02026
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (ZIP Code)

                                 6l7-326-4700
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

________________________________________________________________________________
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X      No ____
                                       ----

                      APPLICABLE ONLY TO ISSUERS INVOLVED
                       IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections l2, l3 or l5(d) of the Securities Exchange Act of l934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the lastest practicable date.
                          21,432,510 at July 10, 1995
                          ---------------------------

                      LOJACK CORPORATION AND SUBSIDIARIES
                                     INDEX

Part I.   Financial Information                                            Page
                                                                           ----
          Consolidated Balance Sheets,
          May 3l, l995 and February 28,
          l995..............................................................1

          Consolidated Statements of Operations:
           Three Months Ended May 3l, l995 and 1994.........................2

          Consolidated Statements of Cash Flows:
           Three Months Ended May 3l, l995 and l994.........................3

          Notes to Consolidated Financial
           Statements.......................................................5

          Management's Discussion and Analysis of Results
          of Operations and Financial Condition.............................6

Part II.  Other Information.................................................9

          Signatures.......................................................10

          Exhibit 11.......................................................11

                     LOJACK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                May 31,     February 28,
                                                 l995           l995
                                              ----------      --------
                                              (Unaudited)
CURRENT ASSETS:
   Cash and equivalents.......................$23,950,805  $21,665,908
   Accounts receivable-net....................  4,90l,27l    4,258,555
   Inventories................................  l,346,63l    l,845,753
   Prepaid expenses and other assets..........     76,344       63,97l
                                               ----------   ----------
       Total current assets................... 30,275,05l   27,834,187
PROPERTY AND EQUIPMENT - NET..................  8,56l,0ll    8,440,427
OTHER ASSETS-NET..............................    403,630      420,202
                                               ----------   ----------
       Total................................. $39,239,692  $36,694,8l6
                                               ==========   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of capital
     obligations .............................$   66l,221   $  65l,854
   Accounts payable...........................  3,0l3,476    2,548,8ll
   Accrued compensation ......................    576,182      709,069
   Current portion of deferred revenue........    475,700      437,778
   Deposits in escrow.........................    554,l87      7l8,668
   Accrued and other liabilities..............    889,002      800,260
                                                ---------    ---------
      Total Current Liabilities...............  6,l69,768    5,866,440
                                                ---------    ---------

DEFERRED REVENUE..............................  l,338,5l0    l,l64,4ll
                                                ---------    ---------
LONG TERM DEBT:
   Capital lease obligations.................   l,0l3,509      799,246
   l0% convertible subordinated
    debentures...............................     l00,000      l00,000
                                               ----------   ----------
        Total long-term debt.................   l,ll3,509      899,246
                                               ----------   ----------

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value; authorized,
    35,000,000 shares; issued, 21,352,310
    and 21,252,6l0 shares at May 3l, l995
    and February 28, l995, respectively......     213,524      212,527
   Additional paid-in capital................  53,277,820   53,046,4l6
   Deficit................................... (22,873,439) (24,494,224)
                                               ----------   ----------

   Total stockholders' equity................  30,6l7,905   28,764,7l9
                                               -----------  ----------

        Total................................ $39,239,692  $36,694,8l6
                                               ==========   ==========

See notes to consolidated financial statements

                      LOJACK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended
                                                ------------------
                                              May 3l,          May 3l,
                                               1995             l994
                                            ----------      ----------
                                            (Unaudited)     (Unaudited)
Revenues...................................$ll,832,738       $8,936,722
Cost of Goods Sold.........................  5,633,024        4,764,l34
                                            ----------        ---------
Gross Margin...............................  6,l99,7l4        4,l72,588
                                            ----------        ---------
Costs and Expenses:
   System costs and research and
    development............................    324,343          126,345
   Sales and marketing.....................  2,652,745        2,l74,593
   General and administrative..............  l,274,753        l,0l3,873
   Depreciation and amortization...........    472,987          526,041
                                             ---------        ---------
      Total................................  4,724,828        3,840,852
                                             ---------        ---------
Operating Income ..........................  l,474,886          33l,736
                                             ---------        ---------
Other Income (Expense):
Interest Income............................    338,525          104,966
Interest Expense ..........................   ( 32,626)        (l94,603)
                                             ---------        ---------
Total......................................    305,899         ( 89,637)
                                             ---------        ---------
Income before Provision
  for Income Taxes.........................  l,780,785          242,099
Provision for Income Taxes.................    l60,000           13,956
                                             ---------          -------
Net Income ................................$ l,620,785       $  228,l43
                                             ---------          -------
Cumulative undeclared preferred
  dividends for the period.................          0         (304,l25)
                                             ---------          -------
Net Income (Loss) Applicable to
 Common Stockholders.......................$ l,620,785       $  (75,982)
                                             =========           ======
Earnings per Share:
  Net income ................................    $0.07            $0.00
                                                 =====           ======

See notes to consolidated financial statements.

                      LOJACK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Three Months Ended
                                                ------------------
                                               May 31,     May 31,
                                               l995          l994
                                              ---------     ------
                                            (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................... $ l,620,785   $   228,l43
                                            ----------     ---------

Adjustments to reconcile net income
 to net cash provided by (used for)
 operating activities:
   Depreciation and amortization..........     666,557       627,28l
   Increase (decrease) in cash from
    changes in assets and liabilities:
       Accounts receivable-net............    (642,7l6)     (737,398)
       Inventories........................     499,l22      (l5l,523)
       Prepaid expenses and other assets..     (12,373)        4,634
       Other assets.......................         849        (6,6l9)
       Accounts payable...................     464,665      (403,3l4)
       Accrued and other
         liabilities. ....................       3,395      (l2l,493)
                                               -------      ---------
         Total adjustments................     979,499      (788,432)
                                               -------       -------
         Net cash provided by (used for)
          operating activities............ $ 2,600,284   $  (560,289)
                                            ----------       -------

                  LOJACK CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Continued)

                                                 Three Months Ended
                                                 ------------------
                                              May 3l,          May 3l,
                                               l995             l994
                                              ------           ------
                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and
   equipment - net........................$(  433,8l7)     $(l,092,2l9)
                                            ---------        ---------
        Net cash used for investing
         activities....................... (  433,8l7)      (l,092,219)
                                            ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock................    232,40l       13,378,52l
  Repayment of debt.......................   (113,97l)        (143,760)
                                              -------          -------
       Net cash provided by
         financing activities.............    ll8,430       l3,234,76l
                                            ---------       ----------


INCREASE IN CASH AND
 EQUIVALENTS.............................   2,284,897       ll,582,253

BEGINNING CASH AND EQUIVALENTS...........  21,665,908        8,4l6,528
                                           ----------        ---------

ENDING CASH AND EQUIVALENTS............. $ 23,950,805      $l9,998,78l
                                           ==========       ==========



See notes to consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements and notes do not include all of the disclosures made in the Company's Annual Report to Stockholders, which should be read in conjunction with these statements. Certain fiscal 1995 amounts have been reclassified to conform with the fiscal 1996 presentation. In the opinion of the Company, the statements include all adjustments necessary for a fair presentation of the quarterly results and any and all such adjustments were of a normal recurring nature.

2. The results of operations for the three months ended May 3l, l995 and l994 are not necessarily indicative of the results to be expected for the full year.

3.   Supplemental cash flow information:
     Cash paid for interest for the three months ended May 3l, l995 and l994 was $35,126 and $6ll,864, respectively. Cash paid for income taxes for the three months ended May 3l, l995 and l994 was $49,000 and $25,000, respectively.

4.   Earnings per share

     Earnings per share has been computed by dividing net earnings, after reduction for preferred stock dividends (when applicable), by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options and stock purchase warrants (when applicable), which would have a dilutive effect in periods where there are earnings.

     The number of common shares and equivalents for computing primary earnings per share for the three months ended May 3l, l995 and l994 were 22,880,828 and l6,208,9l6, respectively. Fully diluted and primary earnings per share were the same for the three months ended May 3l, l995 and l994.

5.   Income Taxes

     The Company has available a net operating loss carryforward of $l9,200,000 at May 3l, l995. SFAS l09 provides that a deferred tax asset should be recognized if it is "more likely that not" that the Company will realize the tax benefit of such carryforwards. The Company is presently evaluating its current tax provision in light of this criterion, current results of operations, and expectations of future operating results. If appropriate, the Company may either reduce its provision for income taxes or provide a net tax benefit in future quarters in order to record such a deferred asset.

Management's Discussion and Analysis
of Results of Operations and Financial Condition


Revenues increased by $2,896,000 to $11,833,000 for the three months ended May 31, 1995 from $8,937,000 for the same period a year earlier. This increase is primarily the result of increased revenues of $2,992,000 from sales of LoJack Units and related products in the Company's domestic markets. Revenues from international licensing activities decreased by $96,000 primarily due to a decrease in revenues from product sales and royalties of $308,500 offset by an increase in non-recurring license fees of $212,500. Revenues from product sales and royalties from international markets are subject to fluctuation on a quarter to quarter basis.

Cost of goods sold as a percentage of revenues decreased to 48% of related revenues for the three months ended May 31, 1995 from 53% a year earlier. Cost of goods sold related to domestic revenues decreased for the three months ended May 31, 1995 to 49% of revenues from 53% for the same period a year earlier. This decrease is primarily the result of reduced manufacturing costs of the LoJack Unit as well as increased installation efficiencies resulting from economies of scale. International cost of goods sold as a percentage of revenues decreased to 24% of related revenues for the three months ended May 31, 1995 from 62% for the same period a year earlier. This was the result of the change in the international revenue mix to primarily license fees and royalties during the three months ended May 31, 1995 which have a much higher margin than the product and component sales which made up a significant portion of the revenues for the same period a year earlier.

Systems costs and research and development increased by $198,000 to $324,000 for the three months ended May 31, 1995 from $126,000 for the same period a year earlier. This increase is primarily related to increased research and development expenses related to several projects undertaken during the latter part of fiscal 1995 related to the LoJack System and related products as well as increased systems costs related to the expansion to new domestic markets during the second quarter of fiscal 1995 and the first quarter of fiscal 1996.


Overall, marketing and general and administrative expenses decreased as a percentage of revenues to 22.4% and 10.8%, respectively, for the three months ended May 31, 1995 from 24.3% and 11.4%, respectively, for the same period a year earlier.

Marketing expenses increased by $478,000 to $2,653,000 for the three months ended May 31, 1995 from $2,175,000 for the same period a year earlier. This increase is attributed to increases in marketing wages and benefits of $232,000 primarily related to the expansion into the additional jurisdictions ("New Markets") of New York and Rhode Island in June of 1994 and Connecticut in March of 1995.The additional increase of $257,000 is primarily related to advertising and promotional expenses related to both the expansion to New Markets and to support increased revenues in its existing domestic markets.

General and administrative expenses increased by $261,000 to $1,275,000 for the three months ended May 31, 1995 from $1,014,000 for the same period a year earlier. This increase is primarily related to wages and benefits and other support services related to the increase in revenues and expansion to the New Markets.

Depreciation and amortization decreased by $53,000 to $473,000 for the three months ended May 31, 1995 from $526,000 for the same period a year earlier. This decrease results from a significant amount of property and equipment related to LoJack Systems in several markets becoming fully depreciated during fiscal 1996 offset by an increase in depreciation on property and equipment placed in service in the New Markets in fiscal 1995 and 1996.

Interest income increased by $234,000 to $339,000 for the three months ended May 31, 1995 from $105,000 for the same period a year earlier. This increase results from the increase in cash available for investment and an increase in interest rates during the three months ended May 31, 1995 as compared to the same period a year earlier.

Interest expense decreased by $162,000 to $33,000 for the three months ended May 31, 1995 from $195,000 for the same period a year earlier. This decrease is primarily the result of the absence of interest expense in the three months ended May 31, 1995 related to a third party guarantee under a former line of credit.

Provision for income taxes increased by $146,000 to $160,000 for the three months ended May 31, 1995 from $14,000 for the same period a year earlier as a result of the increase in the Company's taxable income during the period.

As a result of the foregoing, net income increased by $1,393,000 to $1,621,000 for the three months ended May 31, 1995 from $228,000 for the same period a year earlier.

LIQUIDITY AND CAPITAL RESOURCES


As of May 31, 1995, the Company had working capital of $24,105,000 and an unused line of credit of $4,500,000. During the remainder of fiscal 1996 the Company plans to complete its expansion to San Diego and Orange counties and Connecticut which began during the first quarter of fiscal 1996. The Company is also currently in negotiations with respect to possible expansion in several other domestic jurisdictions. Capital expenditures related to those expansions as well as capital requirements for the Company's existing operations are budgeted at $2,500,000 for the remainder of the fiscal year.

The Company continues to investigate possible investment opportunities utilizing current resources including, but not limited to, possible acquisitions of or investments in other companies in the security industry or repurchase of common shares of the Company. To date, the Company has taken no formal action in this regard.

PART II - OTHER INFORMATION

Item l.      Not Applicable

Item 2.      Not Applicable

Item 3.      Not Applicable

Item 4.      Not Applicable

Item 5.      Not Applicable

Item 6a.     11.  Statement Regarding Computation of Per Share Earnings.
      b. No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LOJACK CORPORATION


July  ,  l995                            /s/ C. Michael Daley
- -------------------------                --------------------
Date                                      C. Michael Daley
                                          President and Treasurer
                                          (Chief Executive Officer)


July   , l995                            /s/ Joseph F. Abely
- -------------------------                -------------------
Date                                      Joseph F. Abely
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)