Form 10-Q
period 1995-08-31
LOJACK CORP
filed 1995-10-12
CIK 355777

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES ACT OF 1934

For the quarterly period ended         August 3l, l995
                               ----------------------------------
                                      or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number  2-74238-B
                        ---------

                              LOJACK CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Massachusetts                               04-2664794
--------------------------------------------------------------------------------
(State or other jurisdiction of                   I.R.S. Employer
 incorporation or organization)                Identification Number

        333 Elm Street       Dedham,  Massachusetts          02026
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (ZIP Code)

                                 6l7-326-4700
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ----     ----

                      APPLICABLE ONLY TO ISSUERS INVOLVED
                       IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections l2, l3 or l5(d) of the Securities Exchange Act of l934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No
                          ----    ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the lastest practicable date.
                         21,624,466 at October 4, 1995
                         -----------------------------

                      LOJACK CORPORATION AND SUBSIDIARIES
                                     INDEX

Part I.   Financial Information                                  Page
                                                                 ----
     Item l. Financial Statements:
           Consolidated Balance Sheets:
            August 3l, l995 and February 28,
            l995...............................................    1

           Consolidated Statements of Operations:
            Three Months Ended August 3l, l995 and 1994
            Six Months Ended August 3l, l995 and l994..........    2

           Consolidated Statements of Cash Flows:
            Six Months Ended August 3l, l995 and l994..........    4

           Notes to Consolidated Financial
            Statements.........................................    6

     Item 2.
          Management's Discussion and Analysis of Results
          of Operations and Financial Condition................    8

Part II.  Other Information....................................   11

     Item 4.   Submission of Matters to a Vote of
                Security Holders
     Item 6(a) Exhibits and Reports on Form 8-K

          Signatures...........................................   12

          Exhibit 11...........................................   13

          Exhibit 27...........................................   l4

                   LOJACK CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                              August 31,     February 28,
                                                 1995           1995
                                              ----------     ------------
                                              (Unaudited)
CURRENT ASSETS:
   Cash and equivalents.......................$26,069,975  $21,665,908
   Accounts receivable-net....................  5,985,466    4,258,555
   Inventories................................  l,86l,634    l,845,753
   Prepaid expenses and other assets..........     89,276       63,97l
                                              -----------  -----------
       Total current assets................... 34,006,35l   27,834,l87
PROPERTY AND EQUIPMENT - NET..................  8,455,446    8,440,427
OTHER ASSETS-NET..............................    383,ll8      420,202
                                              -----------  -----------
       Total..................................$42,844,9l5  $36,694,8l6
                                              ===========  ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of
    capital lease obligations ................$   605,882   $  65l,854
   Accounts payable...........................  3,623,979    2,548,8ll
   Accrued compensation ......................    504,407      709,069
   Current portion of deferred revenue........    533,210      437,778
   Deposits in escrow.........................    770,85l      7l8,668
   Accrued and other liabilities..............    7l3,492      800,260
                                              -----------  -----------
        Total current liabilities.............  6,75l,82l    5,866,440
                                              -----------  -----------

DEFERRED REVENUE..............................  l,494,453    l,l64,4ll

LONG-TERM DEBT:
   Capital lease obligations..................  l,026,397      799,246
   l0% convertible subordinated
    debentures................................                 l00,000
                                              -----------  -----------

        Total long-term debt..................  l,026,397      899,246
                                              -----------  -----------

STOCKHOLDERS' EQUITY:
   Common stock - $.0l par value;
     authorized, 35,000,000 shares;
     issued, 21,570,416 and
     21,242,6l0 shares at August 3l, l995
     and February 28, l995, respectively......    2l5,705      212,527
   Additional paid-in capital................. 53,984,680   53,046,4l6
   Deficit....................................(20,628,l4l) (24,494,224)
                                              -----------  -----------
   Total stockholders' equity................. 33,572,244   28,764,7l9
                                              -----------  -----------
        Total.................................$42,844,9l5  $36,694,8l6
                                              ===========  ===========

See notes to consolidated financial statements.

                  LOJACK CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three Months Ended
                                                ------------------
                                            August 3l,      August 3l,
                                               1995            1994
                                            -----------     -----------
                                            (Unaudited)     (Unaudited)

Revenues...................................$13,490,835      $l0,059,9ll
Cost of Goods Sold.........................  6,l28,867        5,l63,l46
                                           -----------      -----------
Gross Margin...............................  7,36l,968        4,896,765
                                           -----------      -----------
Costs and Expenses:
   System costs and research and
    development............................    249,664          l37,lll
   Sales & Marketing.......................  3,l06,200        2,369,574
   General and administrative..............  1,45l,874        l,234,264
   Depreciation and amortization...........    490,265          59l,627
                                           -----------      -----------
      Total................................  5,298,003        4,332,576
                                           -----------      -----------
Operating Income ..........................  2,063,965          564,l89
                                           -----------      -----------

Other Income (Expense):
  Interest Income..........................    375,204          204,l64
  Interest (Expense) ......................    (54,6l3)         (65,4l3)
  Other Income ............................     42,742           l6,359
                                           -----------      -----------
     Total.................................    363,333          l55,ll0
                                           -----------      -----------
Income before Provision for Income
 Taxes ....................................  2,427,298          7l9,299
Provision for Income Taxes.................    l82,000           46,500
                                           -----------      -----------

Net Income ................................$ 2,245,298      $   672,799

Cumulative undeclared preferred
 dividends for the period..................                    (121,438)
                                           -----------      -----------

Net Income Applicable to
 Common Stockholders.......................$ 2,245,298      $   55l,36l
                                           ===========      ===========
Earnings per Common Share
 and Common Share Equivalent...............      $0.10            $0.03
                                                 =====            =====

See notes to consolidated financial statements.

                  LOJACK CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Six Months Ended
                                                ----------------
                                            August 3l,      August 3l,
                                               1995            l994
                                            -----------     -----------
                                            (Unaudited)     (Unaudited)

Revenues...................................$25,323,573      $l8,996,633
Cost of Goods Sold......................... 11,76l,890        9,927,28l
                                           -----------      -----------
Gross Margin............................... l3,56l,683        9,069,352
                                           -----------      -----------
Costs and Expenses:
   System costs and research and
    development............................    574,007          263,456
   Sales & Marketing.......................  5,758,945        4,544,l67
   General and administrative..............  2,726,627        2,28l,340
   Depreciation and amortization...........    963,25l        l,ll7,667
                                           -----------      -----------
      Total................................ 10,022,830        8,206,630
                                           -----------      -----------
Operating Income ..........................  3,538,853          862,722
                                           -----------      -----------

Other Income (Expense):
  Interest Income .........................    693,607          309,l30
  Interest (Expense) ......................   ( 87,239)        (260,014)
  Other Income.............................     62,862           49,562
                                           -----------      -----------
    Total..................................    669,230           98,678
                                           -----------      -----------

Income before Provision for Income
 Taxes ....................................  4,208,083          96l,400
Provision for Income Taxes.................    342,000           60,455
                                           -----------      -----------

Net Income ..... ..........................  3,866,083          900,945

Cumulative undeclared preferred
 dividends for the period..................                    (425,563)
                                           -----------      -----------

Net Income Applicable to
 Common Stockholders.......................$ 3,866,083      $   475,382
                                           ===========      ===========

Earnings per Common Share
 and Common Share Equivalent:..............      $0.17            $0.03
                                                 =====            =====


See notes to consolidated financial statements.

                  LOJACK CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Six Months Ended
                                                  ----------------
                                              August 31,      August 31,
                                                l995             l994
                                            -----------      -----------
                                            (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................$ 3,866,083       $   900,945
                                          -----------       -----------
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Depreciation and amortization..........  l,362,179         l,357,636
   Increase (decrease) in cash from
    changes in assets and liabilities:
       Accounts receivable-net............ (l,726,9ll)       (l,432,255)
       Inventories........................    (l5,88l)           84,803
       Prepaid expenses and other assets..    (25,305)           l4,336
       Other assets.......................      5,639            (9,602)
       Accounts payable...................  l,075,l68          (73l,845)
       Accrued and other
         liabilities. ....................    186,227           583,852
                                          -----------       -----------

         Total adjustments................    86l,ll6          (l33,075)
                                          -----------       -----------
         Net cash provided by
          operating activities............$ 4,727,199       $   767,870
                                          -----------       -----------



                  LOJACK CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Continued)



                                                  Six Months Ended
                                                  ----------------
                                              August 31,      August 31,
                                                l995             l994
                                            -----------      -----------
                                            (Unaudited)      (Unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and
   equipment - net........................$  (682,844)     $(1,459,309)
                                          -----------      -----------
        Net cash used for investing
         activities.......................   (682,844)      (1,459,309)
                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock................    841,442       l3,448,090
  Repayment of debt.......................   (48l,730)        (325,843)
  Preferred dividends paid................                  (3,821,626)
  Other...................................                     (l0,486)
                                          -----------      -----------

        Net cash provided by
         financing activities.............    359,7l2        9,290,l35
                                          -----------      -----------



INCREASE IN CASH AND
 EQUIVALENTS..............................  4,404,067        8,598,696

BEGINNING CASH AND EQUIVALENTS............ 21,665,908        8,4l6,528
                                          -----------      -----------

ENDING CASH AND EQUIVALENTS...............$26,069,975      $l7,0l5,224
                                          ===========      ===========



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

2.   The results of operations for the three and six months ended
     August 3l, l995 and l994 are not necessarily indicative of the results to be expected for the full year.

3.   Supplemental cash flow information:
     Cash paid for interest for the six months ended August 3l, l995 and l994 was $86,000 and $589,000, respectively. Cash paid for income taxes for the six months ended August 3l, l995 and l994 were $354,000 and $28,000, respectively. For the six months ended August 3l, l995 and l994 the Company incurred capital lease obligations totaling $663,000 and $877,000 respectively, under lease agreements for new vehicles and equipment.

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

     The number of common shares and equivalents for computing primary earnings per share for the three months ended August 3l, l995 and l994 were 23,336,988 and 2l,389,l5l, respectively. For the six months ended August 3l, l995 and l994 the number of common shares and equivalents used in computing primary earnings per share were 23,l07,826 and 18,834,966, respectively. Fully diluted and primary earnings per share were the same for the three and six months ended August 3l, l995 and l994.

5.   Income Taxes

     The Company has available a net operating loss carryforward of $l9,200,000 at August 3l, l995. FASB l09 provides that a deferred tax asset should be realized if it is "more likely then not" that the Company will realize the tax benefit of such carryforwards. The Company is presently evaluating its current tax provision in light of this criteria and, if appropriate, may reduce its provision in future quarters as the result of recording such a deferred asset.

Managements Discussion and Analysis of
Results of Operations and Financial Condition
August 31, 1995


Revenues increased by $3,431,000 and $6,327,000, or 34% and 33%, to $13,491,000 and $25,324,000 for the three and six months ended August 31, 1995, respectively, from $10,060,000 and $18,997,000 for the same periods a year earlier. This increase can be attributed primarily to increased revenues from the sales of LoJack Units and related products of $3,029,000 and $6,022,000 for the three and six months ended August 31, 1995 from the Company's existing domestic markets as compared with the same periods a year earlier and to a lesser extent revenues related to the expansion markets of Connecticut (March,1995) and San Diego and Orange Counties in California (June, 1995) ("the expansion markets"). Revenues generated from international licensing agreements increased $402,000 and $305,000, respectively, for the three and six months ended August 31, 1995 as compared to the same periods a year earlier. The increases in international revenues were generated from both product sales and licensing fee revenue.

Cost of goods sold as a percentage of revenues decreased to 45% and 46%, respectively, for the three and six months ended August 31, 1995 from 51% and 52% of related revenues for the same periods a year earlier. Domestically, cost of goods sold decreased to 46% and 47% of related revenues for the three and six months ended August 31, 1995, respectively, from 52% for the same periods a year earlier. This decrease is primarily the result of a decrease in the manufactured cost of a LoJack Unit as well as increased operating efficiencies realized from economies of scale. Cost of goods sold related to revenues derived from international licensing agreements increased to 44% for the three months ended August 31, 1995 from 35% a year earlier and decreased to 36% for the six months ended August 31, 1995 from 53% for the same period a year earlier. These ratios fluctuate widely from quarter to quarter based upon the revenue mix of product sales and licensing fees.

Systems costs and research and development increased by $113,000 and $311,000 to $250,000 and $574,000 for the three and six months ended August 31, 1995, respectively, from $137,000 and $263,000, respectively, for the same periods a year earlier. These increases are the result of increased systems maintenance and operating costs related to the expansion of the LoJack System to new markets during the prior fiscal year as well as increased research and development efforts related to improvements to the LoJack Systems.

Overall, sales and marketing expenses as a percentage of revenues decreased to 23% for the three and six months ended August 31, 1995 from 24% for the same periods a year earlier.

Sales and marketing expense increased by $737,000 and $1,215,000 to $3,106,000 and $5,759,000 for the three and six months ended August 31, 1995 from $2,370,000 and $4,544,000 for the same periods a year earlier. These increases were primarily related to advertising and promotional expenses related to the expansion markets as well as increased support expenses and payroll expenses related to the increased revenues in existing domestic markets.

Overall, general and administrative expenses as a percentage of revenues decreased to 11% for the three and six months ended August 31, 1995 from 12% for the same periods a year earlier.

General and administrative expenses increased by $218,000 and $445,000 to $1,452,000 and $2,727,000 for the three and six months ended August 31,1995, respectively, from $1,234,000 and $2,281,000 for the same periods a year earlier. These increases are primarily the result of increased payroll costs and support service expenses related to the increased level of business during these fiscal periods as compared with the prior year, as well as expenses relating to entering into international license agreements.

Depreciation and amortization decreased by $101,000 and $154,000 to $490,000 and $963,000 for the three and six months ended August 31, 1995, respectively, from $592,000 and $1,118,000 for the same periods a year earlier. These decreases are the result of a significant amount of property and equipment becoming fully depreciated during fiscal 1996 offset partially by an increase in depreciation expense on property additions related to expansion markets in fiscal 1995 and 1996.

Interest and other income increased by $197,000 and $398,000 for the three and six months ended August 31, 1995, respectively, as compared with the same periods a year earlier primarily as the result of the increase in cash available for investment as well as an increase in interest rates earned on investments during the periods.

Interest expense decreased by $11,000 and $173,000 for the three and six months ended August 31, 1995, respectively, primarily as the result of the absence in the periods ending August 31, 1995 of interest expense related to a third-party guarantee under a former line of credit.

Provision for income taxes increased by $136,000 and $282,000 for the three and six months ended August 31, 1995 as compared with the same periods a year earlier as the result of the increase in the Company's taxable income during the fiscal periods.

As a result of the foregoing net income increased by $1,572,000 and $2,965,000 to $2,245,000 and $3,866,000 for the three and six months ended August 31, 1995, respectively, from $673,000 and $901,000 for the same periods a year earlier.


LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 1995, the Company had working capital of $27,255,000 and an unused line of credit of $4,500,000.
The Company is currently in negotiations with respect to expansion of the LoJack System to several other jurisdictions. Capital expenditures budgeted for the remainder of the fiscal year, including expenditures budgeted for those possible expansions total approximately $1,900,000. For the six months ended August 31, 1995 the Company recognized cash provided by operations of $4,727,000, compared to $768,000 for the same period last year. This increase is the result of both increased revenues and improved gross margins on revenues primarily dervied from the Company's domestic markets. The Company believes that its operations, both domestic as well as international licensing activities, will continue to be sufficient to fund its operations and planned domestic expansions for the forseeable future.

The Company plans on increasing its level of inventory over the next six months by approximately $l,000,000 to $l,500,000 to both bring the level of inventory for domestic markets up to a 60-day supply as well as to provide for anticipated orders from international licensees. The Company will monitor inventory levels on a continual basis and adjust future purchasing decisions as required.

The Company continues to investigate possible investment opportunities utilizing current resources including, but not limited to, possible acquisitions of, or investments in other companies in the security industry, or repurchase of common shares of the Company. To date, the Company has taken no formal action in this regard.

PART II - OTHER INFORMATION

Item 1.     Not Applicable.

Item 2.     Not Applicable.

Item 3.     Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders.

            The Annual Meeting of Stockholders of the company was held on July l9, l995.

            Stockholders acted affirmatively to elect nominees for directors proposed by management.

                            Votes "For"         Votes "Withheld"
                            -----------         ----------------

       C. Michael Daley     l8,566,363              l4l,632
       James A. Daley       l8,568,263              l39,732
       Harold W. Shad, III  l8,568,423              l39,572
       Lee T. Sprague       l8,569,093              138,902
       Robert J. Murray     l8,568,463              139,532
       Larry C. Renfro      l8,56l,294              l46,70l

            The Stockholders voted to ratify adoption by the Board of Directors of the Corporation of amendments to the Restated and Amended Stock incentive Plan of the Corporation, increasing by l,000,000 the number of shares of Common Stock authorized for issuance under the Plan to employees who are eligible to receive Senior Management Options and to permit the issuance of Senior Management Options either as Incentive Stock Options under the Internal Revenue Code or as Nonqualified Stock Options. A total of l6,287,544 shares were cast in favor of the proposal, 2,l89,038 votes were cast against, and there were 23l,4l3 withheld or abstaining.

Item 5.     Not Applicable

Item 6.     Exhibits and Reports on Form 8-K.
     a.     ll. Statement Regarding Computation of Per Share Earnings.
            27. Financial Data Schedule
     b. No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LOJACK CORPORATION


October 10, l995                         /s/ C. Michael Daley
--------------------------               -----------------------------
Date                                     C. Michael Daley
                                         President and Treasurer
                                         (Chief Executive Officer)


October 10, l995                         /s/ Joseph F. Abely
--------------------------               -----------------------------
Date                                     Joseph F. Abely
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                          Accounting Officer)