Form 10-Q
period 1995-11-30
LOJACK CORP
filed 1996-01-12
CIK 355777

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
(Mark One)
_X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended     November 30, 1995
                               -------------------------------
                                   or

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

                            617 326 4700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No ____
                                                                ----

                      APPLICABLE ONLY TO ISSUERS INVOLVED
                       IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the lastest practicable date.

                        21,830,016 at January 10, 1996
                        ------------------------------

                      LOJACK CORPORATION AND SUBSIDIARIES
                                     INDEX

Part I.   Financial Information                                      Page
                                                                     ----
     Item 1. Financia1 Statements:
           Consolidated Balance Sheets:
            November 30, 1995 and February 28,
            1995.......................................................1

           Consolidated Statements of Operations:
            Three Months Ended November 30, 1995 and 1994
            Nine Months Ended November 30, 1995 and 1994...............2

           Consolidated Statements of Cash Flows:
            Nine Months Ended November 30, 1995 and 1994...............4

           Notes to Consolidated Financial
            Statements.................................................6

     Item 2.
          Management's Discussion and Analysis of Results
          of Operations and Financial Condition........................8

Part II.  Other Information...........................................12

     Item 4.   Submission of Matters to a Vote of
                Security Holders
     Item 6(a) Exhibits and Reports on Form 8-K

          Signatures..................................................13

          Exhibit 11..................................................14

          Exhibit 27..................................................18

                     LOJACK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                              ASSETS


                                             November 30,    February 28,
                                                 1995           1995
                                              ----------      --------
                                              (Unaudited)
CURRENT ASSETS:
   Cash and equivalents.......................$30,173,024  $21,665,908
   Accounts receivable-net....................  5,866,837    4,258,555
   Inventories................................  1,928,012    1,845,753
   Prepaid expenses and other assets..........     97,292       63,971
                                               ----------   ----------
       Total current assets................... 38,065,165   27,834,187
PROPERTY AND EQUIPMENT - NET..................  8,095,699    8,440,427
OTHER ASSETS-NET..............................    371,967      420,202
                                               ----------   ----------
       Total..................................$46,532,831  $36,694,816
                                               ==========   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of
    capital lease obligations ................$   530,712   $  651,854
   Accounts payable...........................  3,053,001    2,548,811
   Accrued compensation ......................    535,874      709,069
   Current portion of deferred revenue........    607,596      437,778
   Deposits in escrow.........................  1,460,635      718,668
   Accrued and other liabilities..............  1,067,522      800,260
                                                ---------    ---------
        Total current liabilities.............  7,255,340    5,866,440
                                                ---------    ---------

DEFERRED REVENUE..............................  1,601,686    1,164,411

LONG-TERM DEBT:
   Capital lease obligations..................    942,570      799,246
   10% convertible subordinated
    debentures................................                 100,000
                                                ---------    ---------

        Total long-term debt..................    942,570      899,246
                                                ---------    ---------

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value;
     authorized, 35,000,000 shares;
     issued, 21,769,966 and
     21,252,610 shares at November 30,
     1995 and February 28, 1995,
     respectively.............................    217,700       212,527
   Additional paid-in capital................. 54,583,413    53,046,416
   Deficit....................................(18,067,878)  (24,494,224)
                                               ----------    ----------
   Total stockholders' equity................. 36,733,235    28,764,719
                                               ----------    ----------
        Total.................................$46,532,831   $36,694,816
                                               ==========    ==========

See notes to consolidated financial statements.

                  LOJACK CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months Ended
                                               ------------------
                                           November 30,      November 30,
                                              1995              1994
                                            ----------       ---------
                                            (Unaudited)      (Unaudited)
Revenues...................................$13,600,226       $12,009,297
Cost of Goods Sold.........................  6,233,187         5,776,359
                                             ---------         ---------
Gross Margin...............................  7,367,039         6,232,938
                                             ---------         ---------
Costs and Expenses:
   System costs and research and
    development............................    302,453           173,811
   Sales & Marketing.......................  2,856,976         2,501,192
   General and administrative..............  1,333,491         1,187,835
   Depreciation and amortization...........    437,539           621,343
                                             ---------         ---------
      Total................................  4,930,459         4,484,181
                                             ---------         ---------
Operating Income ..........................  2,436,580         1,748,757
                                             ---------         ---------

Other Income (Expense):
  Interest Income..........................    373,342           214,108
  Interest (Expense) ......................    (33,074)          (20,773)
  Other Income ............................    (26,484)           12,540
                                                ------            ------
     Total.................................    313,784           205,875
                                               -------           -------
Income before Provision for Income
 Taxes ....................................  2,750,364         1,954,632
Provision for Income Taxes.................    190,100           144,000
                                             ---------         ---------
Net Income ................................ $2,560,264        $1,810,632
                                             =========         =========

Earnings per Common Share
 and Common Share Equivalent...............     $0.11             $0.08
                                                =====             =====

Common Shares and Equivalents.............. 23,621,648        22,501,475
                                            ==========        ==========

See notes to consolidated financial statements.

                  LOJACK CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Nine Months Ended
                                               -----------------
                                           November 30,    November 30,
                                               1995            1994
                                            ----------      ---------
                                            (Unaudited)     (Unaudited)
Revenues...................................$38,923,799      $31,005,930
Cost of Goods Sold......................... 17,995,078       15,703,640
                                            ----------       ----------
Gross Margin............................... 20,928,721       15,302,290
                                            ----------       ----------
Costs and Expenses:
   System costs and research and
    development............................    876,460          437,267
   Sales & Marketing.......................  8,615,921        7,045,358
   General and administrative..............  4,060,118        3,469,175
   Depreciation and amortization...........  1,400,790        1,739,011
                                             ---------        ---------
      Total................................ 14,953,289       12,690,811
                                            ----------       ----------
Operating Income ..........................  5,975,432        2,611,479
                                             ---------        ---------

Other Income (Expense):
  Interest Income .........................  1,066,950          523,237
  Interest (Expense) ......................   (120,313)        (280,789)
  Other Income.............................     36,378           61,650
                                               -------          -------
    Total..................................    983,015          304,098
                                               -------          -------

Income before Provision for Income
 Taxes ..................................... 6,958,447        2,915,577
Provision for Income Taxes.................    532,100          204,000
                                             ---------          -------

Net Income ..... ..........................  6,426,347        2,711,577

Cumulative undeclared preferred
 dividends for the period..................                    (425,563)
                                             ---------          -------

Net Income Applicable to
 Common Stockholders....................... $6,426,347       $2,286,014
                                             =========        =========

Earnings per Common Share
 and Common Share Equivalent:..............    $0.28             $ 0.11
                                                ====               ====

Common Shares and Equivalents.............. 23,279,021       20,215,067
                                            ==========       ==========

See notes to consolidated financial statements.

                      LOJACK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Nine Months Ended
                                                 -----------------
                                            November 30,    November 30,
                                                1995            1994
                                               ------          ------
                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................... $6,426,347        $2,711,577
                                            ---------         ---------

Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Depreciation and amortization..........  2,015,000         2,141,460
   Increase (decrease) in cash from
    changes in assets and liabilities:
       Accounts receivable-net............ (1,608,282)       (2,192,945)
       Inventories........................    (82,259)           22,079
       Prepaid expenses and other assets..    (33,321)           (7,400)
       Other assets.......................      1,067           (46,972)
       Accounts payable...................    504,190            40,909
       Accrued and other
         liabilities. ....................  1,443,126           814,611
                                            ---------           -------

         Total adjustments................  2,239,521           771,742
                                            ---------           -------
         Net cash provided by
          operating activities............ $8,665,868        $3,483,319
                                            ---------         ---------

                  LOJACK CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Continued)

                                               Nine Months Ended
                                               -----------------
                                           November 30,     November 30,
                                               1995             1994
                                              --------         ------
                                            (Unaudited)      (Unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and
   equipment - net........................$(  964,018)     $(1,701,737)
                                            ---------        ---------
        Net cash used for investing
         activities....................... (  964,018)      (1,701,737)
                                            ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock................  1,442,170       13,518,566
  Repayment of debt.......................   (636,904)        (548,297)
  Preferred dividends paid................                  (3,821,626)
  Other...................................                     (10,486)
                                            ---------        ---------
        Net cash provided by
         financing activities.............    805,266        9,138,157
                                            ---------        ---------


INCREASE IN CASH AND
 EQUIVALENTS.............................   8,507,116       10,919,739

BEGINNING CASH AND EQUIVALENTS...........  21,665,908        8,416,528
                                           ----------        ---------

ENDING CASH AND EQUIVALENTS............. $ 30,173,024      $19,336,267
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

2. The results of operations for the three and nine months ended November 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3.   Supplemental cash flow information:
     Cash paid for interest for the nine months ended November 30, 1995 and 1994 was $121,000 and $612,000, respectively. Cash paid for income taxes for the nine months ended November 30, 1995 and 1994 were $388,000 and $38,000, respectively. For the nine months ended November 30, 1995 and 1994 the Company incurred capital lease obligations totaling $659,000 and $1,281,000 respectively, under lease agreements for new vehicles and equipment.

4.   Earnings per share

     Earnings per share has been computed by dividing net earnings, after reduction for preferred stock dividends (when applicable), by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options and stock purchase warrants (when applicable), which would have a dilutive effect.

     The number of common shares and equivalents for computing primary earnings per share for the three months ended November 30, 1995 and 1994 were 23,621,648 and 22,501,475, respectively. For the nine months ended November 30, 1995 and 1994, the number of common shares and equivalents used in computing primary earnings per share were 23,279,021 and 20,215,067, respectively. Fully diluted and primary earnings per share were the same for the three and nine months ended November 30, 1995 and 1994.

5.   Income Taxes

     The Company has available a net operating loss carryforward of $19,200,000 at November 30, 1995. FASB 109 provides that a deferred tax asset should be recognized if it is "more likely then not" that the Company will realize the tax benefit of such carryforwards. The Company is presently evaluating its current tax provision in light of this criteria and, if appropriate, may reduce its provision in future quarters as the result of recording such a deferred asset.

Managements Discussion and Analysis of
Results of Operations and Financial Condition
November 30, 1995


Revenues increased by $1,591,000 and $7,918,000, or 13% and 26%, to $13,600,000
and $38,924,000 for the three and nine months ended November 30, 1995, respectively, from $12,009,000 and $31,006,000 for the same periods a year earlier. This increase can be attributed primarily to increased revenues from the sales of LoJack Units and related products of $1,405,000 and $7,427,000 for the three and nine months ended November 30, 1995 from the Company's existing domestic markets as compared with the same periods a year earlier, as well as, to a lesser extent, revenues related to the expansion markets of Connecticut (March, 1995) and San Diego and Orange Counties in California (June, 1995) ("the expansion markets"). Revenues generated from international licensing agreements increased $186,000 and $491,000 for the three and nine months ended November 30, 1995 as compared to a year earlier. The increases in international revenues were generated from both product sales and licensing fees.

Cost of goods sold as a percentage of revenues decreased to 46% for the three and nine months ended November 30, 1995 from 48% and 51% of related revenues for the same periods a year earlier. Domestically, cost of goods sold decreased to 46% and 47% of related revenues for the three and nine months ended November 30, 1995, respectively from 48% and 51%, respectively, for the same periods a year earlier. This decrease is primarily the result of a decrease in the manufacturing cost of a LoJack Unit as well as increased operating efficiencies realized from economies of scale. Cost of goods sold related to revenues derived from international licensing agreements decreased to 41% for the three months ended November 30, 1995 from 46% a year earlier and decreased to 39% for the nine months ended November 30, 1995 from 49% for the same period a year earlier. These ratios fluctuate widely from quarter to quarter based upon the mix of revenues from international product sales and licensing fees.

Systems costs and research and development increased by $129,000 and $439,000 to $302,000 and $876,000 for the three and nine months ended November 30, 1995, respectively, from $174,000 and $437,000, respectively for the same periods a year earlier. These increases are the result of increased research and development efforts related to improvements to the LoJack Systems (including the next generation LoJack Unit and Stolen Vehicle Recovery System) as well as increased systems maintenance and operating costs related to the LoJack System in markets which were added during the prior fiscal year.

Sales and marketing expense increased by $356,000 and $1,571,000 to $2,857,000 and $8,616,000 for the three and nine months ended November 30, 1995 from $2,501,000 and $7,045,000 for the same periods a year earlier. These increases are primarily related to advertising and promotional expenses related to the expansion markets as well as increased support and payroll costs related to increased sales in existing domestic markets.

General and administrative expenses increased by $146,000 and $591,000 to $1,333,000 and $4,060,000 for the three and nine months ended November 30,1995, respectively, from $1,188,000 and $3,469,000 for the same periods a year earlier. These increases are primarily the result of increased payroll costs and support service expenses related to the increased level of business during these fiscal periods as compared with the prior year, as well as expenses relating to entering into international license agreements.

Depreciation and amortization decreased by $184,000 and $338,000 to $438,000 and $1,401,000 for the three and nine months ended November 30,1995, respectively, from $621,000 and $1,739,000 for the same periods a year earlier. These decreases are the result of a significant amount of property and equipment becoming fully depreciated during fiscal 1996, being offset partially by an increase in depreciation expense on property additions related to expansion markets in fiscal 1995 and 1996.

Interest and other income increased by $120,000 and $518,000 for the three and nine months ended November 30, 1995, respectively, as compared with the same periods a year earlier. This primarily is the result of an increase in cash available for investment as well as an increase in interest rates earned on investments during the periods.

Interest expense increased by $12,000 for the three months ended November 30, 1995 as compared with a year earlier as a result of interest expense on capital lease additions during the quarter. Interest expense for the nine months ended November 30, 1995, decreased by $160,000 as compared with a year earlier primarily as the result of the absence in the nine month period ending November 30, 1995 of interest expense related to a third party guarantee under a former line of credit.

Provision for income taxes increased by $46,000 and $328,000 for the three and nine months ended November 30, 1995 as compared with the same periods a year earlier as the result of the increase in the Company's taxable income during the fiscal periods.

As a result of the foregoing, net income increased by $749,000 and $3,715,000 to $2,560,000 and $6,426,000 for the three and nine months ended November 30, 1995, respectively, from $1,811,000 and $2,711,000 for the same periods a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 1995, the Company had working capital of $30,810,000 and an unused line of credit of $4,500,000. The Company is currently finalizing a renewal of the line of credit and an increase in available borrowings to $7,500,000.

The Company is currently in negotiations with respect to expansion of the LoJack System to several other jurisdictions. The Company expects that it will complete negotiations and expand into certain new markets during fiscal 1997. Capital expenditures, including those related to market expansions, budgeted for the remainder of the fiscal year and for fiscal 1997 are estimated to be approximately $500,000, and $3,000,000 respectively.

For the nine months ended November 30, 1995 the Company realized cash provided by operations of $8,666,000, compared to $3,483,000 for the same period last year. This increase is the result of both increased revenues and improved gross margins on revenues primarily derived from the Company's domestic markets. The Company believes that its operations, both domestic as well as international licensing activities, will continue to provide strong cash flow in the future.

The Company continues to investigate possible investment opportunities utilizing current resources including, but not limited to, possible acquisitions, of or investments, in other companies in the security industry. To date, the Company has taken no formal action in this regard. In addition, in December of 1995 the Company's board of directors authorized a stock repurchase program under which the Company may repurchase up to 2,200,000 (or approximately 10%) of its currently outstanding shares of common stock. The Company plans to accomplish the repurchase program in open market transactions, from time to time, depending on the price of its stock. The Company plans to use its current working capital and cash flow from operations to fund this repurchase program. As of January 8, 1996, no shares had been repurchased under this program.

The increase in the Company's accounts receivable of $1,608,282 to $5,866,837 at November 30, 1995 from $4,258,555 at February 28, 1995 is consistent with the increase in revenues. The increase in accounts payable of $504,190 to $3,053,001 at November 30, 1995 from $2,548,811 at February 28, 1995 is related to the overall increase in business volume and increased media spending during the third quarter of fiscal 1996 as compared with the fourth quarter of fiscal 1995.

The Company has available a net operating loss carryforward of $19,200,000 at November 30, 1995. FASB 109 provides that a deferred tax asset should be recognized if it is "more likely then not" that the Company will realize the tax benefit of such carryforwards. The Company is presently evaluating its current tax provision in light of this criteria and, if appropriate, may reduce its provision in future quarters as the result of recording such a deferred asset.

The Company believes that its current working capital, cash flow from operations, and its available line of credit will provide sufficient funding for its stock repurchase program, capital expenditures and possible investment opportunities.

PART II - OTHER INFORMATION

Item 1.     Not Applicable.

Item 2.     Not Applicable.

Item 3.     Not Applicable

Item 4.     Not Applicable

Item 5.     Not Applicable

Item 6.     Exhibits and Reports on Form 8-K.
     a.     11. Statement Regarding Computation of Per Share Earnings.
            27. Financial Data Schedule
     b. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LOJACK CORPORATION


January 8, l996                         /s/ C. Michael Daley
-------------------------               --------------------
Date                                     C. Michael Daley
                                         President and Treasurer
                                         (Chief Executive Officer)


January 8, 1996                         /s/ Joseph F. Abely
-------------------------               -------------------
Date                                     Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                          Accounting Officer)

                      STATEMENT REGARDING COMPUTATION OF
                              PER SHARE EARNINGS

                                  EXHIBIT 11

                                          Three Months Ended
                                          ------------------
                                       November 30,       November 30,
                                          1995              1994
                                          ----              ----
Primary:
Earnings:
Net income                              $2,560,263      $1,810,632
                                         =========       =========


Shares:
Weighted average number of common
 shares outstanding                     21,653,866      21,186,964
Assumed exercise of options
 and warrants                            1,967,782       1,314,511
                                         ---------       ---------
Weighted average number of common
 shares for primary calculation         23,621,648      22,501,475
                                        ==========      ==========
Primary earnings
 per share:                                $0.11          $0.08
                                            ====           ====

                      STATEMENT REGARDING COMPUTATION OF
                              PER SHARE EARNINGS

                                  EXHIBIT 11
                                  (Continued)

                                          Three Months Ended
                                          ------------------
                                       November 30,     November 30,
                                          1995             1994
                                          ----             ----
Assuming full dilution:
Earnings:
Net income                            $2,560,263       $ 1,810,632
                                       =========        ==========

Shares:
Weighted average number of common
 shares outstanding                   21,653,866        21,186,964
Assumed exercise of options and
 warrants                              1,969,234         1,314,511
                                      ----------        ----------
Weighted average number of common
 shares assuming full dilution        23,623,100        22,501,475
                                      ==========        ==========

Fully diluted earnings per share:        $0.11             $0.08
                                          ====              ====

                      STATEMENT REGARDING COMPUTATION OF
                              PER SHARE EARNINGS

                                  EXHIBIT 11
                                  (Continued)

                                          Nine Months Ended
                                          -----------------
                                       November 30,      November 30,
                                          1995              1994
                                          ----              ----
Primary:
Earnings:
Net income                              $6,426,347       $2,711,577
Deduct preferred dividends                                 (425,563)
                                         ---------          -------
Income applicable to common
 stock                                  $6,426,347       $2,286,014
                                         =========        =========

Shares:
Weighted average number of common
 shares outstanding                     21,456,201       19,306,672
Assumed exercise of options
 and warrants                            1,822,820          908,395
                                         ---------       ----------
Weighted average number of common
 shares for primary calculation         23,279,021       20,215,067
                                        ==========       ==========

Primary earnings per share:                $0.28           $0.11
                                            ====            ====

                      STATEMENT REGARDING COMPUTATION OF
                              PER SHARE EARNINGS

                                  EXHIBIT 11
                                  (Continued)

                                           Nine Months Ended
                                           -----------------
                                      November 30,        November 30,
                                          1995               1994
                                          ----               ----
Assuming full dilution:
Earnings:
Net income                              $6,426,347       $ 2,711,577
Deduct preferred dividends                                  (425,563)
                                         ---------           -------
Income applicable to common
 stock                                  $6,426,347       $ 2,286,014
                                         =========         =========

Shares:
Weighted average number of common
 shares outstanding                     21,456,201        19,306,672
Assumed exercise of options
 and warrants                            2,014,120           908,395
                                        ----------        ----------
Weighted average number of common
 shares assuming full dilution:         23,470,321        20,215,067
                                        ==========        ==========

Fully diluted earnings per share:          $0.28            $0.11
                                            ====             ====