Form 10-K
period 1996-02-29
LOJACK CORP
filed 1996-05-29
CIK 355777

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              --------------------
                                   FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended February 29, 1996
                                       or
[_] Transition Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period
     from                     to
          -------------------    -------------------

Commission File No. 2-74238-B
                              --------------------
                               LOJACK CORPORATION
             (Exact name of registrant as specified in its charter)

         Massachusetts                                        04-2664794
  (State or other jurisdiction                             (I.R.S. employer
of incorporation or organization)                         identification no.)

         333 Elm Street
     Dedham, Massachusetts                                         02026
(Address of Principal Executive Offices)                        (Zip Code)

                                 (617) 326-4700
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class:  Common Stock, $.01 par value

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes[X]    No[ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K.
[ ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates was approximately $248,953,016 as of May 17, 1996.

As of May 17, 1996, there were issued and outstanding 21,941,891 shares of the registrant's Common Stock, $.01 par value.

- --------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended February 29, 1996 (Items 5, 6, 7, 8 and 14(a)(1))

(2) Portions of the definitive Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on July 17, 1996 (Items 1, 10, 11 and 12)

                               LOJACK CORPORATION

Securities and Exchange Commission
Item Number and Description                                                Page
- ---------------------------                                                ----

                                    PART I

ITEM      1.  Business.....................................................  1

ITEM      2.  Properties...................................................  6

ITEM      3.  Legal Proceedings............................................  7

ITEM      4.  Submission of Matters to a Vote of Security Holders..........  7

                                    PART II

ITEM      5.  Market for the Registrant's Common
              Equity and Related Stockholder Matters.......................  7

ITEM      6.  Selected Financial Data......................................  7

ITEM      7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................  7

ITEM      8.  Financial Statements and Supplementary Data..................  7

ITEM      9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..........................  7

                                    PART III

ITEM    10.  Directors and Executive Officers of the Registrant............  7

ITEM    11.  Executive Compensation........................................  8

ITEM    12.  Security Ownership of Certain Beneficial Owners
             and Management................................................  8

ITEM    13.  Certain Relationships and Related Transactions................  8

                                    PART IV

ITEM    14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K...........................................  8

SIGNATURES................................................................. 12
INDEX TO AUDITORS' REPORT AND FINANCIAL STATEMENT SCHEDULE ................ 13


In as much as the calculation of shares of the registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the registrant's best good faith estimate for purposes of this annual report on Form 10-K, and the registrant disclaims that such figure is binding for any other purpose. The aggregate market value of Common Stock indicated is based upon the last traded price of the Common Stock as reported by NASDAQ on May 17, 1996. All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 10% of registrant's Common Stock, as disclosed herein, were considered for purposes of this disclosure to be held by affiliates.

                                     PART I
ITEM 1 - BUSINESS

GENERAL

LoJack Corporation ("LoJack" or the "Company") was organized as a Massachusetts corporation in l978. Its telephone number is (6l7) 326-4700.

LoJack developed and markets the LoJack System, a unique, patented system designed to assist law enforcement personnel in locating, tracking and recovering stolen vehicles. In addition, LoJack developed and markets CarSearch, a product line of its patented LoJack System, designated for use in international markets where it may not be practicable or desirable to implement the fully integrated LoJack System.

The LoJack System is comprised of a Registration System maintained and operated by LoJack; a Sector Activation System and Police Tracking Computers operated by law enforcement officials (the "Law Enforcement Components"); and the LoJack Unit, a VHF (very high frequency) transponder sold to consumers. The LoJack System is designed to be integrated into existing law enforcement computers and telecommunication networks and procedures. If a car equipped with a LoJack Unit is stolen, its owner reports the theft as usual to the local police department. Existing law enforcement computer and communication networks and procedures operate in the normal manner for a report of a stolen vehicle. If the theft involves a vehicle equipped with a LoJack Unit, a unique radio signal will be transmitted automatically to the LoJack Unit in the stolen vehicle activating its tracking signal. The tracking signal emitted from the LoJack Unit can be detected by the Police Tracking Computer installed in police patrol cars and aircraft throughout the coverage areas and used to lead law enforcement officers to the stolen vehicle. The Company also sells conventional vehicle security devices, which may be purchased as options with the LoJack Unit, under the names "LoJack Prevent" and "LoJack Alert."

OPERATION OF THE LOJACK SYSTEM IN THE UNITED STATES

Under agreements with state police agencies, LoJack generally furnishes the Law Enforcement Components for distribution to state, county, and municipal law enforcement agencies for a nominal rent. The installation, testing and maintenance of the Law Enforcement Components are primarily the responsibility of LoJack. The Law Enforcement Components are generally owned by LoJack or a LoJack subsidiary; the respective state, county or city law enforcement agency provides the necessary staff to operate the LoJack System as required during the term of each such agreement. The agreements with the applicable law enforcement agencies are generally for initial terms of up to five (5) years. To date, any such agreements which have expired have been renewed or are in the process of renewal. Renewal or extension of any such agreement may be subject to competitive bidding.

The LoJack System has been implemented in the following domestic jurisdictions pursuant to agreements with applicable law enforcement agencies:

          Jurisdiction                              Date Operational
          ------------                              ----------------

          Massachusetts                             July l986
          Florida:
              Dade, Broward,
              Palm Beach and surrounding            December l988
              counties;
              Tampa, St. Petersburg and             July 1994
              surrounding counties in
              West Florida; and
              Orlando                               April 1996
          New Jersey                                March l990
          Michigan                                  April l990
          California:
              Los Angeles County;                   July l990
              San Diego and Orange County           June 1995
          Illinois                                  November l990
          Georgia                                   August l992
          Virginia                                  August l993
          New York                                  June l994
          Rhode Island                              June l994
          District of Columbia                      September 1994
          Connecticut                               April 1995

The Company is presently pursuing negotiation with several law enforcement agencies in the United States regarding the implementation of the LoJack System in jurisdictions in addition to those mentioned above. The Company's strategy is to expand the LoJack System to those jurisdictions where the combination of new vehicle sales, population density, and the incidence of vehicle theft is high. To date, LoJack has expanded into 12 of 16 of its targeted States. The Company also has plans to expand to additional domestic jurisdictions, beyond the 16 targeted states, which do not presently fall within the guidelines of the Company's targeted expansion profile. Certain improvements to the Company's technology and interface with law enforcement systems make such additional expansion economically feasible for the Company.

THE LOJACK SYSTEM

The LoJack System consists of four basic components:

     1.  LoJack Unit
     2.  Police Tracking Computer
     3.  Sector Activation System
     4.  Registration System

     The LoJack Unit. The LoJack Unit is the consumer component of the LoJack System and is installed in a purchaser's motor vehicle. The LoJack Unit consists of a VHF transponder, a microprocessor based computer, and a modem. The computer's memory contains a set of codes unique to the particular LoJack Unit and the vehicle in which it is installed. The microprocessor activates the Unit's transmitter upon receipt of its unique activation code from the Sector Activation System. Since each LoJack Unit has its own unique activation code and reply code, the microprocessor responds only upon receipt of the appropriate code. An activated LoJack Unit will continue to broadcast its reply code until it receives a properly coded message to stop. That message is sent after the police have recovered the vehicle. All transmissions are made on a nationwide radio frequency allocated by the Federal Communications Commission ("FCC") as a law enforcement radio service.

     Police Tracking Computer. The Police Tracking Computer ("PTC") is a sophisticated radio direction finder. The PTC is used by police to locate and track activated LoJack Units. The PTC consists of a radio receiver with a directional antenna array, doppler signal processor, microprocessor based computer and a controllable display. When the PTC detects a LoJack Unit transmission from a stolen vehicle, it displays the reply code along with graphic indications of signal strength and the direction toward the stolen vehicle. The officer may then radio the reply code to the police dispatcher and obtain a vehicle description.

     The PTC is normally installed in police vehicles, but also can be mounted in aircraft as well as at fixed locations such as toll booths, radio towers, or police communication centers. Modified designs of the PTC have been developed for use in helicopters. Effective tracking range varies under different topographical and other conditions, from about one mile to approximately five miles under ideal conditions.

     Sector Activation System. The Sector Activation System ("SAS") is a computerized system that controls and commands the LoJack System and activates LoJack Units in stolen vehicles. It is designed to function with existing law enforcement computer and telecommunication networks and procedures. Routine and normal processing of a stolen vehicle report activates the SAS, even if the person reporting the theft and the officer responding are unfamiliar with the LoJack System.

     A stand-alone Sector Activation Computer ("SAC") contains a file with up-to-date information on vehicles equipped with LoJack Units. This computer usually is installed in conjunction with pre-existing law enforcement computer and communication systems. This file contains, for each LoJack equipped vehicle, the vehicle identification number ("VIN") assigned by the vehicle's manufacturer, and the activation and reply codes for the LoJack Unit installed in that vehicle.

     When the VIN of a stolen vehicle is entered into existing stolen vehicle reporting systems, it is compared automatically to those contained in the LoJack file. When a match occurs, the SAC automatically transmits the appropriate activation code. Police officers who have detected the transmissions of an activated LoJack Unit call into a dispatcher for a description of the transmitting vehicle. After the vehicle is recovered, the VIN is again entered into the SAC to generate the appropriate deactivation code and to reset the LoJack Unit for future use.

     The SAS controls a network of radio transmitters positioned on sites throughout the coverage area. The SAC accepts stolen vehicle reports from the state law enforcement computer and initiates activations and deactivations of LoJack Units.

     Registration System. The Registration System is a proprietary method of assigning digital codes to be transmitted and received by LoJack Units in such manner that unique activation codes are permanently correlated with the unique VIN assigned to the vehicle in which the LoJack Unit has been installed.

MARKETING AND DISTRIBUTION OF LOJACK UNITS - UNITED STATES

LoJack's marketing approach in each jurisdiction focuses on franchised new car dealers who will offer the LoJack Unit as an option on both their new and used car sales. LoJack also markets LoJack Units to major fleet accounts as well as directly to consumers and the automotive aftermarket using selected retailers. LoJack also markets conventional vehicle security devices sold under the names "LoJack Prevent" and "LoJack Alert."

LoJack's sales force routinely visits franchised new car dealers to reemphasize to dealership personnel the benefits of the LoJack System. LoJack's direct marketing efforts emphasize the benefits to the dealers and their customers of the LoJack Unit as a purchase option for new car buyers. Like other options, the LoJack Unit may be financed conveniently as a part of the purchase price of the vehicle. LoJack uses direct advertising to consumers to generate product awareness.

LoJack maintains full responsibility for installation and warranty service of LoJack Units sold by the Company both for the convenience of dealers through whom the LoJack Units are marketed and for LoJack to maintain a high degree of quality control and security over its technology.

In addition to distributing LoJack Units itself, through its subsidiaries or licensees, LoJack may consider joint ventures or other cooperative arrangements to expedite the expansion of the LoJack System. The actual method of distribution will be determined on a market-by-market basis.

INTERNATIONAL OPERATIONS

The Company also licenses the use of its stolen vehicle recovery system technology in selected international markets. In connection with its efforts to expand outside of the United States, the Company has utilized its stolen vehicle recovery technology to develop the CarSearch Stolen Vehicle Recovery System ("CarSearch"). Unlike the LoJack System currently operational in the United States, CarSearch has the flexibility of operating independent of existing law enforcement communication networks.

The Company targets CarSearch for use by either law enforcement or private security companies in selected international markets where the implementation of a fully integrated LoJack System may not be feasible. This new application of the LoJack technology allows stolen vehicles to be activated, tracked and recovered without the direct involvement of local police.

Present international license agreements have thus far been denominated in U.S. dollars and structured with up-front licensing fees, which may be substantial and are non-recurring, and provide that the Company will subsequently either supply components and products at prices to be determined from time to time and/or receive royalties based upon the licensees' revenues. It is the Company's intention to continue to license the use of either the LoJack System or CarSearch in other selected international markets on the same basis as described above. The Company does not anticipate making any direct investment in the operations of foreign licensees in the foreseeable future. However, the Company has been granted an option, exercisable through March 1998, to purchase
up to 5% of the outstanding common stock of its United Kingdom licensee.   The
Company generally does not recognize revenues during the period immediately after entering into an agreement with a licensee. Recognition of revenues does not generally commence until after the licensee receives any required governmental approvals, such as frequency allocation for the CarSearch or LoJack System. The governmental approval process may be time-consuming.

As of February 29, 1996, the Company had Licensees operating stolen vehicle recovery systems using LoJack's technology in the following countries: the United Kingdom, Slovakia, the Czech Republic, Greece, Ecuador, Colombia, Trinidad and Tobago, Hong Kong, Argentina, Russia and Venezuela. The Company also has licensees which it expects to commence operating stolen vehicle recovery systems during its fiscal year ending February 28, 1997 in South Africa and Kenya. The

Company also has entered into agreements to license the use of LoJack's technology in Israel, Taiwan, Panama, Germany, Italy, Jamaica, Nicaragua, Guatemala, Belize, and Peru. The date for commencement of operations in these countries has not been set, as their ability to operate may be subject to the licensees obtaining certain governmental approval which may be time consuming or may not be obtained. The Company is also pursuing similar agreements for other countries.

Approximately 8% of the Company's revenues in fiscal l996 were derived from export revenues. These revenues were comprised of product sales and licensing revenues from unaffiliated customers in foreign countries. Approximately 95% of the Company's foreign product sales are covered by letters of credit or require payment in advance from the licensee. (See Note 9 to the Notes to Financial Statements which are included in LoJack's 1996 Annual Report which is filed as
Exhibit 13 hereto.)

GOVERNMENT REGULATION AND APPROVAL

In 1989, the FCC put into effect a rule change to allocate frequency l73.075 MHz for nationwide use by state and local law enforcement agencies for stolen vehicle recovery systems. Law enforcement agencies in jurisdictions where the Company operates have been granted authority by the FCC to use this frequency for LoJack's stolen vehicle recovery system.

In connection with its domestic operations, the Company must obtain the approval of law enforcement agencies, as well as executive or legislative bodies, for implementation of the LoJack System before sales of LoJack Units can commence in a given jurisdiction. The approval process may be time consuming and costly and is subject to considerations generally affecting the process of governmental decision making. In some jurisdictions, governmental approval may be terminable at the convenience of the executive or legislative body. Any such termination could have a material effect on future sales in any such jurisdiction.

To the extent that, beyond its initial base of operations, LoJack is able to charge more than nominal prices for the Law Enforcement Components, governmental appropriation of funds will be required. Most government agencies have established, by policy, statute or regulation, a process requiring competitive bidding for all acquisitions of products and equipment. This process may cause delay and expense to the Company. To date, the Company has not sought to charge law enforcement agencies more than nominal prices for the Law Enforcement Components.

AUTOMOBILE INSURANCE BENEFITS

Management considers automobile insurance premium discounts to be an inducement for the purchase of LoJack Units by vehicle owners. The application of insurance premium discounts, which are generally applied to the vehicle owner's comprehensive insurance, varies from state to state and, in some cases, from insurance company to insurance company. For example, insurance regulations in some states, such as Massachusetts, Rhode Island, New York and New Jersey, provide for mandated insurance discounts for automobiles protected by automobile security systems. In other states, such as California, where the granting of such discounts is not regulated, the determination is made by individual insurance carriers. Currently, insurance discounts, which vary from state to state, and nationally by certain insurance carriers, provide for discounts of up to 35% on comprehensive insurance premiums for vehicles equipped with a vehicle recovery and anti-theft device. There is also pending legislation in some states where the LoJack System is operational which would establish or increase discounts available to vehicle owners who install the LoJack Unit. Since the insurance industry is, in general, heavily regulated, the process of seeking voluntary or mandatory discounts for vehicles may involve significant time and effort by LoJack.

PRODUCT WARRANTY

LoJack warrants to consumers that the LoJack Unit will be free from defects in material or workmanship for a period of two years, subject to extension at the customer's option for an additional charge. LoJack also warrants to purchasers of LoJack Units that if their LoJack equipped vehicle is stolen within two years of installation and not recovered within 24 hours from the time that the report of the theft is reported to the police, LoJack will refund the full purchase price of the LoJack Unit up to a maximum of $595.

PATENTS AND TRADEMARKS

LoJack holds United States Patent Nos. 4,8l8,998 and 4,908,629, which expire in 2006 and 2007, respectively, covering the LoJack System. The Company also holds patents in various countries in Europe, Asia, South America and North
America. Patent protection has also been sought by LoJack in several other countries. Although management believes the patents have value, there can be no assurance such patents will effectively deter others from manufacturing and marketing a stolen vehicle recovery system. LoJack's name and logo are registered trademarks in the United States and many foreign countries.

COMPETITION

Several competitors or potential competitors are marketing or have announced the development of stolen vehicle recovery products directly competitive with the LoJack System. To the knowledge of management, none is compatible with the LoJack System and none is proposed to be operated or actively monitored exclusively by law enforcement agencies as is the LoJack System.

LoJack markets the LoJack System as a stolen vehicle recovery device. Management believes, however, that makers of auto theft prevention devices view the LoJack System as competitive, and, consequently, LoJack believes it faces competition from companies that sell vehicle security devices.

Some of the competitors and potential entrants into the stolen vehicle recovery industry may have greater resources than LoJack. In addition, there can be no assurance that a competitor will not develop a system of theft detection or recovery, including other stolen vehicle recovery systems that may or may not require government approvals, that would compete with or be superior to the LoJack System.

SUBCONTRACTORS

LoJack has subcontracted with Micrologic, Inc. ("Micrologic") of Waltham, Massachusetts, to perform a substantial portion of the engineering, design and implementation of the LoJack and CarSearch Systems in new jurisdictions as well as to perform certain research and development. LoJack owns all rights in any new developments created by Micrologic as a subcontractor of LoJack.

LoJack has granted to Micrologic, through April 2000, the exclusive rights to assemble Police Tracking Computers. LoJack believes that other companies have the same capabilities as Micrologic, but that changing to a new subcontractor for these tasks could involve delays and additional cost to LoJack.

LoJack has subcontracted the manufacture of the LoJack Unit, which is designed for automated production using surface mounted technology, to Motorola, Inc. LoJack believes that several companies have the capability to manufacture LoJack Units using this technology.

INVENTORY

LoJack seeks to maintain a 60-day supply of LoJack Units, which it believes is in line with sales levels and sufficient to rapidly fulfill orders. The Company maintains an inventory of certain Law Enforcement Components beyond its current requirements in order to facilitate expansion into additional domestic markets.

RESEARCH AND DEVELOPMENT

During fiscal years l996, l995 and l994 the approximate amounts spent by LoJack on company-sponsored research and development activities were $515,000, $330,000, and $150,000, respectively.

In December 1995, LoJack Venture Corporation, a wholly owned subsidiary of LoJack,and Micrologic entered into a joint venture for the purpose of developing the next generation of the LoJack Unit and other related exploitable technology. LoJack Venture Corporation and Micrologic have equal ownership interests in the joint venture. The joint venture shall own all technology and other intellectual property that is developed by the joint venture or by Micrologic under contract to the joint venture, except that LoJack shall own and have all patent and other rights to any improvements on United States Patents held by LoJack. The joint venture has granted LoJack exclusive rights, with the right to sublicense, to make, use and sell all products relating to the next generation of the LoJack Unit in exchange for certain royalty payments based on the number of next generation LoJack Units sold. The technology contemplated by the joint venture has not yet been completed and the Company can not be certain of a successful outcome.

EMPLOYEES

As of May 17, l996, the Company and its subsidiaries had a total of 315 full-time employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

There is incorporated herein by reference the information concerning C. Michael Daley, who is Chairman of the Board, Chief Executive Officer and Treasurer of the Company, from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 17, 1996, under the headings "Proposal No. 1 - Election of Directors" and "Board of Directors." Information
concerning the Company's other executive officers is set forth below.

     Name                     Age     Title
     ----                     ---     -----

     Joseph F. Abely           43     President and Chief Operating Officer

     William R. Duvall         44     Senior Vice President (Operations and
                                      Technical Development)

     Kevin M. Mullins          41     Vice President (Sales and Marketing)


     Peter J. Conner           55     Vice President (Government Relations)


Mr. Abely joined LoJack in October 1988 as Senior Vice President and Chief Financial Officer. He was named President and Chief Operating Officer in January 1996. From 1976 until October 1988, Mr. Abely was employed by the accounting firm of Deloitte Haskins & Sells, where he served as a partner since 1985. Mr. Abely is a Certified Public Accountant.

Mr. Duvall joined LoJack in 1985 and is Senior Vice President of Operations and Technical Development. From 1984 to 1985, he was a part owner and manager of Rich's Car Tunes, a company engaged in the sale and installation of consumer electronic products in the automotive aftermarket. For six years prior to 1984, Mr. Duvall was Vice President of Marketing and Sales for Analog and Digital Systems, Inc., a manufacturer of consumer electronic products.

Mr. Mullins joined LoJack in February 1996 and was appointed Vice President of Sales and Marketing as of March 1, 1996. From 1976 until joining LoJack Mr. Mullins served in a variety of positions at Proctor & Gamble Company, Inc., including District Sales Manager, Customer Business Development Manager, and most recently as Northeast Operation Manager.

Mr. Conner joined LoJack in 1985 and is Vice President of Government Relations. From 1982 to 1985, he was a franchise director for Continental Cablevision of Boston, Massachusetts. From 1980 to 1982, Mr. Conner was a franchise director for American Television Communications of Denver, Colorado, a cable television operator.

Each executive officer is elected for a term scheduled to expire at the meeting of Directors following the annual meeting of Stockholders or until a successor is duly chosen and qualified. There are no arrangements or understandings pursuant to which any executive officer was or is to be selected for election or reelection. There are no family relationships among any Directors or executive officers, except that C. Michael Daley, a Director and executive officer, and James A. Daley, a Director, are brothers.

ITEM 2 - PROPERTIES

The Company's executive offices are located at 333 Elm Street, Dedham, Massachusetts, under a lease for such space expiring in May 2001. In addition, the Company leases various facilities in Massachusetts, New Jersey, Michigan, Los Angeles, California, Illinois, Georgia, Virginia and Florida under operating leases whose terms expire from 1996 to 2001. The leases contain renewal options ranging from two to five years. Because the Company's operations do not require any special facilities, the Company does not anticipate any difficulty in finding space adequate for its purposes at reasonable rates.

ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section entitled "Market for Registrant's Common Equity and Related Stockholder Matters" on the inside front cover of the Company's 1996 Annual Report, which is filed herewith as Exhibit 13.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the section entitled "Selected Financial Data" on page 3 of the Company's 1996 Annual Report, which is filed herewith as Exhibit 13.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," pages 4 through 7 of the Company's 1996 Annual Report, which is filed herewith as Exhibit 13.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the consolidated financial statements of the Company (including the notes thereto) and the auditors' report thereon appearing on pages 8 through 16 of the Company's 1996 Annual Report, which is filed herewith as Exhibit 13.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to Item 401(b), the information required by this item concerning executive officers, including certain information incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement concerning C. Michael Daley, who is also Chairman of the Board, Chief Executive Officer and Treasurer of the Company, is set forth in Part I, Item 1 under the heading "Executive Officers of the Registrant" and information concerning Directors, including Mr. Daley, is incorporated by reference to the sections entitled "Proposal No. 1 - Election of Directors" and "Board of Directors" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held July 17, 1996.

There is incorporated herein by reference to the discussion under "Principal and Management Stockholders - Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held July 17, 1996 the information with respect to any delinquent filings of reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 17, l996 under the heading "Executive Compensation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 17, 1996 under the heading "Principal and Management Stockholders."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                    PART IV

ITEM 14 -EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)   The following documents are included as part of this report:

           (1)  Financial Statements
                --------------------

                The following financial statements of the Company and the report of the independent certified public accountants are incorporated by reference to the Company's 1996 Annual Report:

           Independent Auditors' Report Relating to the Consolidated Financial Statements (and notes thereto)
           Consolidated Balance Sheets
           Consolidated Statements of Operations
           Consolidated Statements of Stockholders' Equity
           Consolidated Statements of Cash Flows
           Notes to Consolidated Financial Statements


           (2)  Financial Statement Schedule
                ----------------------------

                The following report and financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements (and notes thereto):

           Independent Auditors' Report Relating to the Financial Statement Schedule

           Schedule II - Valuation and Qualifying Accounts


           Other financial statement schedules have been omitted because they are not required or not applicable or because the required information is included in the consolidated financial statements or notes thereto.

          (3)  Exhibits
               --------

               Certain of the exhibits listed hereunder have been previously filed with the Commission as exhibits to certain registration statements and periodic reports as indicated in the footnotes below and are incorporated herein by reference pursuant to Rule 411 promulgated under the Securities Act and Rule 24 of the Commission's Rules of Practice. The location of each document so incorporated by reference is indicated by footnote.

3A.    Restated Articles of Organization (incorporated by reference to Exhibit 3A filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (the "1994 Form 10-K"))
3B.    Amended By-Laws (incorporated by reference to exhibit 3B filed with the
       Company's Annual Report on Form 10-K for the fiscal year ended February
       29, 1992 (the "1992 Form 10-K"))
4A.    Specimen Share Certificate (incorporated by reference to exhibit 4A to
       File No. 2-74238-B)
4A1.   Amended Specimen Share Certificate (incorporated by reference to exhibit
       4B to File No. 2-98609)
4B.    Unit Purchase Agreement dated as of May 16, 1990 (incorporated by reference to exhibit 4C to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (the "1990 Form 10-K"))
4C.    Amendment to Unit Purchase Agreement dated as of September 13, 1990
       (incorporated by reference to exhibit 4G to File No. 33-35948)
4D.    Indenture dated May 16, 1990 between LoJack Corporation and State Street
       Bank and Trust Company, Trustee, and Supplemental Indentures No. 1-3 dated
       August 8, 1991, November 15, 1991 and December 13, 1991, respectively
       (incorporated by reference to exhibit 4E to 1992 Form 10-K)
4E.    Form of Debenture (included in 4D)
4F.    1991 Unit Purchase Agreement dated as of November 15, 1991 (incorporated by reference to exhibit 4A to the Company's Current Report on Form 8-K dated December 23, 1991 (the "1991 Form 8-K"))
4G.    Amendment Agreement dated as of December 13, 1991 (incorporated by reference to exhibit 4C to the 1991 Form 8-K)
10A.   Volume Assembly Contract with Micrologic, Inc. (incorporated by reference to exhibit 10I to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1986 (the "1986 Form 10-K"))
10B.   Supply Agreement with Motorola (incorporated by reference to exhibit 10J to the 1986 Form 10-K)
10C.   Agreement with the City of Los Angeles dated March 9, 1989 (incorporated by reference to exhibit 10K to File No. 33-27457)
10D.   Contract between the State of Michigan and LoJack Corporation dated as of
       April 24, 1989 (incorporated by reference to exhibit 10O to the 1990 Form 10-K)
10E.   Agreement between LoJack Corporation and the Illinois State Police dated as of August 23, 1990 (incorporated by reference to exhibit 10P to the
       1990 Form 10-K)
10F.++ 1985 Non-Qualified Stock Option Plan, as amended (incorporated by reference to exhibit 10F to 1992 Form 10-K)
10G.++ Directors' Compensation Plan (incorporated by reference to exhibit 10G to 1992 Form 10-K)
10H.++ LoJack Corporation Restated and Amended Stock Incentive Plan
       (incorporated by reference to Exhibit 10H to the 1994 Form 10-K)
10I.   Form of Agreement with respect to options granted to certain officers and employees (incorporated by reference to exhibit 10H to File No. 33-27457)
10J.   Greece License, Trademark and Supply Agreement between LoJack Corporation and EQQUS, Ltd., dated as of January 24, 1992 (incorporated by reference to exhibit 10J to 1992 Form 10-K)
10K.   Lease Agreement LoJack Sector Activation System dated February 23, 1988 between Recovery Systems, Inc. and the Florida Department of Motor
       Vehicles (incorporated by reference to exhibit 10K to 1992 Form 10-K)
10L.   Accepted Proposal by LoJack Corporation to the Massachusetts Department of
       Public Safety (incorporated by reference to exhibit 10F to File No. 2-
       74238-B)
10M.   Lease Agreement between Auto Recovery Systems, Inc. and the State of New
       Jersey dated July 31, 1989 (incorporated by reference to exhibit 10M to
       1992 Form 10-K)
10N.   Loan Agreement dated December 10, 1993 among The First National Bank of
       Boston and LoJack Corporation, LoJack Midwest Corporation, LoJack of New
       Jersey Corporation, Recovery Systems, Inc. and CarSearch Corporation
       (incorporated by reference to Exhibit 10N to the 1994 Form 10-K)
10P.   Security Agreement dated December 10, 1993 by LoJack Corporation and The
       First National Bank of Boston (incorporated by reference to Exhibit 10P to the 1994 Form 10-K)

10Q.   Secured Demand Note dated December 10, 1993 in the amount of $872,000 made by LoJack of New Jersey Corporation payable to the order of LoJack
       Corporation and endorsed to the order of The First National Bank of Boston
       (incorporated by reference to Exhibit 10Q to the 1994 Form 10-K)
10R.   Lease Agreement Number VA-901212-LOJ between LoJack Corporation and the
       Commonwealth of Virginia dated September 17, 1991 (incorporated by reference to exhibit 10W to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (the "1993 Form 10-K"))
10S.   Lease Agreement between LoJack Corporation and the State of Georgia
       Department of Public Safety dated June 6, 1991 (incorporated by reference to exhibit 10X to 1993 Form 10-K)
10T.++ Form of Senior Management Option (incorporated by reference to exhibit
       10Z to 1993 Form 10-K)
10U.   License, Trademark and Supply Agreement dated July 16, 1992, by and between Carsearch Corporation, a subsidiary of LoJack Corporation, and
       Secar, Ltd. Kutuzovovn, Bratislava, Czechoslovakia (incorporated by reference to exhibit 10aa to 1993 Form 10-K)
10V.   Patent License and Ancillary Know-How Agreement dated December 30, 1991, and Second Amendment (relating to the Patent, License and Know-How
       Agreement of December 30, 1991), dated January 29, 1993, (the Second
       Amendment incorporates by reference the First Amendment to the Patent,
       License and Know-How Agreement dated April 27, 1992 which is superseded), each by and between LoJack Corporation and Stolen Vehicle Recovery Systems
       Limited, Aylesbury, Buckingham, UK (incorporated by reference to exhibit
       10bb to 1993 Form 10-K)
10W.   Stock Pledge Agreement dated as of December 10, 1993 by LoJack Corporation and The First National Bank of Boston (incorporated by reference to
       Exhibit 10W to the 1994 Form 10-K)
10X.   Assignment for Security (Trademarks) dated December 10, 1993 by LoJack
       Corporation (incorporated by reference to Exhibit 10X to the 1994 Form 10-K)
10Y.   Patent Collateral Assignment and Security Agreement dated December 10,
       1993 between LoJack Corporation, LoJack Midwest Corporation, LoJack of New
       Jersey Corporation, CarSearch Corporation, Inc., Recovery Systems, Inc.
       and The First National Bank of Boston (incorporated by reference to
       Exhibit 10Y to the 1994 Form 10-K)
10Z.   Trademark Collateral Assignment and Security Agreement dated as of
       December 10, 1993 between LoJack Corporation, LoJack Midwest Corporation,
       LoJack of New Jersey Corporation, CarSearch Corporation, Inc., Recovery
       System, Inc. and The First National Bank of Boston (incorporated by reference to Exhibit 10Z to the 1994 Form 10-K)
10aa.  Agreement dated January 21, 1994 between the New York Division of State
       Police and LoJack Corporation (incorporated by reference to Exhibit 10aa to the 1994 Form 10-K)
10bb.  Subsidiary Security Agreement dated December 10, 1993 between LoJack of
       New Jersey Corporation and LoJack Corporation (incorporated by reference to Exhibit 10bb to the 1994 Form 10-K)
10cc.  Memorandum of Understanding dated July 29, 1993 with the District of
       Columbia Metropolitan Police Department (incorporated by reference to
       Exhibit 10cc to the 1995 Form 10-K)
10dd.  Memorandum of Understanding dated February 28, 1994 with Rhode Island
       State Police (incorporated by reference to Exhibit 10dd to the 1995 Form
       10-K)
10ee.  Contract dated July 15, 1993 with the State of Connecticut (incorporated by reference to Exhibit 10ee to the 1995 Form 10-K)
10ff.  Supply Agreement dated May 28, 1993 among CarSearch Corporation, Alrite
       Holdings, Ltd, Nassau, Bahamas, and Carro Seguro Carseg S.A., Guayaquil,
       Ecuador (incorporated by reference to Exhibit 10ff to the 1995 Form 10-K)
10gg.  License and Trademark Agreement dated May 28, 1993 between CarSearch
       Corporation and Carro Seguro Carseg S.A., Guayaquil, Ecuador (incorporated by reference to Exhibit 10gg to the 1995 Form 10-K)
10hh.  License, Trademark, and Supply Agreement dated July 27, 1993 between
       CarSearch Corporation and PJV Ltd., Centraville, Nassau, Bahamas
       (incorporated by reference to Exhibit 10hh to the 1995 Form 10-K)
10ii.  License, Trademark, and Supply Agreement dated August 10, 1993 between
       CarSearch Corporation and Vehicles Security Resources Limited, Nassau,
       Bahamas (incorporated by reference to Exhibit 10ii to the 1995 Form 10-K)
10jj.  License, Trademark, and Supply Agreement dated August 23, 1993 between
       CarSearch Corporation and MaxRich Consultants, Ltd., Kowloon, Hong Kong
       (incorporated by reference to Exhibit 10jj to the 1995 Form 10-K)
10kk.  License, Trademark, and Supply Agreement dated August 31, 1993 between
       CarSearch Corporation and Cartrack Ltd., Tel-Aviv, Israel (incorporated by reference to Exhibit 10kk to the 1995 Form 10-K)
10ll.  License, Trademark, and Supply Agreement dated April 15, 1994 between
       CarSearch Corporation and Triones Taiwan Co., Ltd., Taichung, Taiwan,
       R.O.C. (incorporated by reference to Exhibit 10ll to the 1995 Form 10-K)

10mm.    Patent, License, Trademark, and Supply Agreement dated October 4, 1994 between LoJack International Corporation, a subsidiary of LoJack
         Corporation, and Sucess Trading, S.A., Buenos Aires, Argentina
         (incorporated by reference to Exhibit 10mm to the 1995 Form 10-K)
10nn.    License, Trademark, and Supply Agreement dated October 13, 1994 between
         LoJack International Corporation and Tracker Vehicle Location Systems
         (PTY) Ltd., Cape Town, South Africa (incorporated by reference to
         Exhibit 10nn to the 1995 Form 10-K)
10oo.*   License and Ancillary Know-How Agreement dated October 1, 1995 between
         LoJack International Corporation and Detektor, Bad Homburg, Germany
10pp.    Patent License and Ancillary Know-How Agreement dated November 30, 1994 between LoJack International Corporation and LoJack Italia, Bologna,
         Italy (incorporated by reference to Exhibit 10pp to the 1995 Form 10-K)
10qq.    License and Supply Agreement dated April 25, 1995 between LoJack
         International Corporation and United States Consolidated Technologies
         Corporation (incorporated by reference to Exhibit 10qq to the 1995 Form
         10-K)
10rr.*   License and Supply Agreement dated September 5, 1995 between LoJack
         International Corporation and GBSI, Inc. d/b/a Access 2000
10ss.*++ Amendment No. 1 to Restated and Amended Stock Incentive Plan
10tt.*   Second Amendment to Loan Agreement dated as of February 20, 1996 among
         The First National Bank of Boston and LoJack Corporation, LoJack
         International Corporation, LoJack of New Jersey Corporation, Recovery
         Systems, Inc. and LoJack Holdings Corporation
10uu.*   Amended and Restated Revolving Credit and Term Note dated as of
         February 20, 1996 in the amount of $7,500,000 made by LoJack
         Corporation, LoJack International Corporation, LoJack of New Jersey
         Corporation, Recovery Systems, Inc. and LoJack Holdings Corporation
         payable to the order of The First National Bank of Boston
10vv.*   Security Agreement dated as of February 20, 1996 by LoJack Holdings
         Corporation and The First National Bank of Boston
10ww.*   First Amendment to Trademark Collateral Assignment and Security
         Agreement dated as of February 20, 1996 among LoJack Corporation,
         LoJack International Corporation, LoJack of New Jersey Corporation,
         Recovery Systems, Inc., LoJack Holdings Corporation and The First
         National Bank of Boston
10xx.*   Second Assignment for Security (Trademarks) dated February 20, 1996 by
         LoJack Corporation
10yy.*   Trademark and Supply Agreement dated August 15, 1995 between LoJack
         International and CarTrack Kenya Limited, Nairobi, Kenya
11.*     Statement re:  Computation of per share earnings
13.*     1996 Annual Report to Stockholders
21.*     Subsidiaries of the Registrant
23.*     Consent of Deloitte & Touche LLP
27.*     Financial Data Schedule
99.*     "Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995


- ---------------
*  Indicates an exhibit which is filed herewith.
++  Indicates an exhibit which constitutes an executive compensation plan.


      (b) REPORTS ON FORM 8-K:
      No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Dedham, Commonwealth of Massachusetts, on the 20th day of May l996.

                                   LOJACK CORPORATION
                                   (Registrant)


                                   BY: /s/ C. Michael Daley
                                      -----------------------------------------
                                      C. Michael Daley
                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the date indicated.

Signature                  Capacity                          Date
- ---------                  --------                          ----

/s/ C. Michael Daley       Director, Chairman, Chief         May 20, l996
- --------------------       Executive Officer,
C. Michael Daley           and Treasurer (Principal
                           Executive Officer)



/s/ Robert J. Murray       Director                          May 20, l996
- --------------------
Robert J. Murray


/s/ James A. Daley         Director                          May 20, l996
- ------------------
James A. Daley


/s/ Harold W. Shad, III    Director                          May 20, l996
- -----------------------
Harold W. Shad, III


/s/ Lee T. Sprague         Director                          May 20, l996
- ------------------
Lee T. Sprague


/s/ Larry C. Renfro        Director                          May 20, l996
- -------------------
Larry C. Renfro


/s/ Joseph F. Abely        President and Chief Operating     May 20, l996
- -------------------        Officer (Principal
Joseph F. Abely            Financial and Accounting
                           Officer)

     INDEX TO INDEPENDENT AUDITORS' REPORT AND FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE


Independent Auditors' Report Relating to the Financial Statement Schedule.. F-1

Schedule II - Valuation and Qualifying Accounts............................ F-2

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of LoJack Corporation:

We have audited the consolidated financial statements of LoJack Corporation and subsidiaries as of February 29, 1996 and February 28, 1995, and for each of the three years in the period ended February 29, 1996, and have issued our report thereon dated April 12, 1996; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of LoJack Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
- -------------------------

Boston, Massachusetts
April 12, 1996

                                                                     SCHEDULE II

LOJACK CORPORATION AND SUBSIDIARIES


VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995 AND 1994
- --------------------------------------------------------------------------------

                                                  Column C
                              Column B           Additions                               Column E
                             Balance at          Charged to                               Balance
          Column A           Beginning           Costs and            Column D            at End
         Description         of Period            Expenses           Deductions          of Period
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS:
  For the year ended:
   February 29, 1996         $193,381            $230,942            $ (29,121) (1)       $395,202
                             ========            ========            =========            ========
   February 28, 1995         $109,097            $117,831            $ (33,547) (1)       $193,381
                             ========            ========            =========            ========
   February 28, 1994         $122,723            $    721            $ (14,347) (1)       $109,097
                             ========            ========            =========            ========

WARRANTY RESERVE:
 For the year ended:
  February 29, 1996          $223,509            $267,036            $(165,732)           $324,813
                             ========            ========            =========            ========
  February 28, 1995          $191,479            $134,732            $(102,702)           $223,509
                             ========            ========            =========            ========
  February 28, 1994          $174,655            $104,107            $ (87,283)           $191,479
                             ========            ========            =========            ========

(1) Net accounts written off.

                               INDEX TO EXHIBITS

Exhibit No.  Exhibit
- -----------  -------

3A.       Restated Articles of Organization (incorporated by reference to
          Exhibit 3A filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (the "1994 Form 10-K"))

3B. Amended By-Laws (incorporated by reference to exhibit 3B filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1992 (the "1992 Form 10-K"))

4A. Specimen Share Certificate (incorporated by reference to exhibit 4A to File No. 2-74238-B)

4A1. Amended Specimen Share Certificate (incorporated by reference to exhibit 4B to File No. 2-98609)

4B. Unit Purchase Agreement dated as of May 16, 1990 (incorporated by reference to exhibit 4C to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (the "1990 Form 10-K"))

4C. Amendment to Unit Purchase Agreement dated as of September 13, 1990 (incorporated by reference to exhibit 4G to File No. 33-35948)

4D. Indenture dated May 16, 1990 between LoJack Corporation and State Street Bank and Trust Company, Trustee, and Supplemental Indentures No. 1-3 dated August 8, 1991, November 15, 1991 and December 13, 1991, respectively (incorporated by reference to exhibit 4E to 1992 Form 10-K)

4E.       Form of Debenture (included in 4D)

4F. 1991 Unit Purchase Agreement dated as of November 15, 1991 (incorporated by reference to exhibit 4A to the Company's Current Report on Form 8-K dated December 23, 1991 (the "1991 Form 8-K"))

4G. Amendment Agreement dated as of December 13, 1991 (incorporated by reference to exhibit 4C to the 1991 Form 8-K)

10A. Volume Assembly Contract with Micrologic, Inc. (incorporated by reference to exhibit 10I to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1986 (the "1986 Form 10-K"))

10B. Supply Agreement with Motorola (incorporated by reference to exhibit 10J to the 1986 Form 10-K)

10C. Agreement with the City of Los Angeles dated March 9, 1989 (incorporated by reference to exhibit 10K to File No. 33-27457)

10D. Contract between the State of Michigan and LoJack Corporation dated as of April 24, 1989 (incorporated by reference to exhibit 10O to the 1990 Form 10-K)

10E. Agreement between LoJack Corporation and the Illinois State Police dated as of August 23, 1990 (incorporated by reference to exhibit 10P to the 1990 Form 10-K)

10F.++ 1985 Non-Qualified Stock Option Plan, as amended (incorporated by reference to exhibit 10F to 1992 Form 10-K)

10G.++ Directors' Compensation Plan (incorporated by reference to exhibit 10G to 1992 Form 10-K)

10H.++ LoJack Corporation Restated and Amended Stock Incentive Plan (incorporated by reference to Exhibit 10H to the 1994 Form 10-K)
10I. Form of Agreement with respect to options granted to certain officers and employees (incorporated by reference to exhibit 10H to File No. 33-27457)

10J. Greece License, Trademark and Supply Agreement between LoJack Corporation and EQQUS, Ltd., dated as of January 24, 1992 (incorporated by reference to exhibit 10J to 1992 Form 10-K)

10K. Lease Agreement LoJack Sector Activation System dated February 23, 1988 between Recovery Systems, Inc. and the Florida Department of Motor Vehicles (incorporated by reference to exhibit 10K to 1992 Form 10-K)

10L. Accepted Proposal by LoJack Corporation to the Massachusetts Department of Public Safety (incorporated by reference to exhibit 10F to File No. 2-74238-B)
10M. Lease Agreement between Auto Recovery Systems, Inc. and the State of New Jersey dated July 31, 1989 (incorporated by reference to exhibit 10M to 1992 Form 10-K)

10N. Loan Agreement dated December 10, 1993 among The First National Bank of Boston and LoJack Corporation, LoJack Midwest Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc. and CarSearch Corporation (incorporated by reference to Exhibit 10N to the 1994 Form 10-K)

10P. Security Agreement dated December 10, 1993 by LoJack Corporation and The First National Bank of Boston (incorporated by reference to
          Exhibit 10P to the 1994 Form 10-K)

10Q. Secured Demand Note dated December 10, 1993 in the amount of $872,000 made by LoJack of New Jersey Corporation payable to the order of LoJack Corporation and endorsed to the order of The First National Bank of Boston (incorporated by reference to Exhibit 10Q to the 1994 Form 10-K)

10R. Lease Agreement Number VA-901212-LOJ between LoJack Corporation and the Commonwealth of Virginia dated September 17, 1991 (incorporated by reference to exhibit 10W to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (the "1993 Form 10-K"))

10S. Lease Agreement between LoJack Corporation and the State of Georgia Department of Public Safety dated June 6, 1991 (incorporated by reference to exhibit 10X to 1993 Form 10-K)

10T.++ Form of Senior Management Option (incorporated by reference to exhibit 10Z to 1993 Form 10-K)

10U. License, Trademark and Supply Agreement dated July 16, 1992, by and between Carsearch Corporation, a subsidiary of LoJack Corporation, and Secar, Ltd. Kutuzovovn, Bratislava, Czechoslovakia (incorporated by reference to exhibit 10aa to 1993 Form 10-K)

10V. Patent License and Ancillary Know-How Agreement dated December 30, 1991, and Second Amendment (relating to the Patent, License and Know-How Agreement of December 30, 1991), dated January 29, 1993, (the Second Amendment incorporates by reference the First Amendment to the Patent, License and Know-How Agreement dated April 27, 1992 which is superseded), each by and between LoJack Corporation and Stolen Vehicle Recovery Systems Limited, Aylesbury, Buckingham, UK (incorporated by reference to exhibit 10bb to 1993 Form 10-K)

10W. Stock Pledge Agreement dated as of December 10, 1993 by LoJack Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 10W to the 1994 Form 10-K)

10X. Assignment for Security (Trademarks) dated December 10, 1993 by LoJack Corporation (incorporated by reference to Exhibit 10X to the 1994 Form 10-K)

10Y. Patent Collateral Assignment and Security Agreement dated December 10, 1993 between LoJack Corporation, LoJack Midwest Corporation, LoJack of New Jersey Corporation, CarSearch Corporation, Inc., Recovery Systems, Inc. and The First National Bank of Boston (incorporated by reference to Exhibit 10Y to the 1994 Form 10-K)

10Z. Trademark Collateral Assignment and Security Agreement dated as of December 10, 1993 between LoJack Corporation, LoJack Midwest Corporation, LoJack of New Jersey Corporation, CarSearch Corporation, Inc., Recovery System, Inc. and The First National Bank of Boston (incorporated by reference to Exhibit 10Z to the 1994 Form 10-K)

10aa. Agreement dated January 21, 1994 between the New York Division of State Police and LoJack Corporation (incorporated by reference to
          Exhibit 10aa to the 1994 Form 10-K)

10bb. Subsidiary Security Agreement dated December 10, 1993 between LoJack of New Jersey Corporation and LoJack Corporation (incorporated by reference to Exhibit 10bb to the 1994 Form 10-K)

10cc. Memorandum of Understanding dated July 29, 1993 with the District of Columbia Metropolitan Police Department (incorporated by reference to
          Exhibit 10cc to the 1995 Form 10-K)

10dd. Memorandum of Understanding dated February 28, 1994 with Rhode Island State Police (incorporated by reference to Exhibit 10dd to the 1995 Form 10-K)

10ee. Contract dated July 15, 1993 with the State of Connecticut (incorporated by reference to Exhibit 10ee to the 1995 Form 10-K)

10ff. Supply Agreement dated May 28, 1993 among CarSearch Corporation, Alrite Holdings, Ltd, Nassau, Bahamas, and Carro Seguro Carseg S.A., Guayaquil, Ecuador (incorporated by reference to Exhibit 10ff to the 1995 Form 10-K)

10gg. License and Trademark Agreement dated May 28, 1993 between CarSearch Corporation and Carro Seguro Carseg S.A., Guayaquil, Ecuador (incorporated by reference to Exhibit 10gg to the 1995 Form 10-K)

10hh. License, Trademark, and Supply Agreement dated July 27, 1993 between CarSearch Corporation and PJV Ltd., Centraville, Nassau, Bahamas (incorporated by reference to Exhibit 10hh to the 1995 Form 10-K)

10ii. License, Trademark, and Supply Agreement dated August 10, 1993 between CarSearch Corporation and Vehicles Security Resources Limited, Nassau, Bahamas (incorporated by reference to Exhibit 10ii to the 1995 Form 10-K)

10jj. License, Trademark, and Supply Agreement dated August 23, 1993 between CarSearch Corporation and MaxRich Consultants, Ltd., Kowloon, Hong Kong (incorporated by reference to Exhibit 10jj to the 1995 Form 10-K)

10kk. License, Trademark, and Supply Agreement dated August 31, 1993 between CarSearch Corporation and Cartrack Ltd., Tel-Aviv, Israel (incorporated by reference to Exhibit 10kk to the 1995 Form 10-K)

10ll. License, Trademark, and Supply Agreement dated April 15, 1994 between CarSearch Corporation and Triones Taiwan Co., Ltd., Taichung, Taiwan, R.O.C. (incorporated by reference to Exhibit 10ll to the 1995 Form 10-K)

10mm. Patent, License, Trademark, and Supply Agreement dated October 4, 1994 between LoJack International Corporation, a subsidiary of LoJack Corporation, and Sucess Trading, S.A., Buenos Aires, Argentina (incorporated by reference to Exhibit 10mm to the 1995 Form 10-K)

10nn. License, Trademark, and Supply Agreement dated October 13, 1994 between LoJack International Corporation and Tracker Vehicle Location Systems (PTY) Ltd., Cape Town, South Africa (incorporated by reference to Exhibit 10nn to the 1995 Form 10-K)

10oo.* License and Ancillary Know-How Agreement dated October 1, 1995 between LoJack International Corporation and Detektor, Bad Homburg, Germany

10pp. Patent License and Ancillary Know-How Agreement dated November 30, 1994 between LoJack International Corporation and LoJack Italia, Bologna, Italy (incorporated by reference to Exhibit 10pp to the 1995 Form 10-K)

10qq. License and Supply Agreement dated April 25, 1995 between LoJack International Corporation and United States Consolidated Technologies Corporation (incorporated by reference to Exhibit 10qq to the 1995 Form 10-K)

10rr.* License and Supply Agreement dated September 5, 1995 between LoJack International Corporation and GBSI, Inc. d/b/a Access 2000

10ss.*++  Amendment No. 1 to Restated and Amended Stock Incentive Plan

10tt.* Second Amendment to Loan Agreement dated as of February 20, 1996 among The First National Bank of Boston and LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc. and LoJack Holdings Corporation

10uu.* Amended and Restated Revolving Credit and Term Note dated as of February 20, 1996 in the amount of $7,500,000 made by LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc. and LoJack Holdings Corporation payable to the order of The First National Bank of Boston

10vv.* Security Agreement dated as of February 20, 1996 by LoJack Holdings Corporation and The First National Bank of Boston

10ww.* First Amendment to Trademark Collateral Assignment and Security Agreement dated as of February 20, 1996 among LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdings Corporation and The First National Bank of Boston

10xx.* Second Assignment for Security (Trademarks) dated February 20, 1996 by LoJack Corporation

10yy.* Trademark and Supply Agreement dated August 15, 1995 between LoJack International and CarTrack Kenya Limited, Nairobi, Kenya

11.*      Statement re:  Computation of per share earnings

13.*      1996 Annual Report to Stockholders

21.*      Subsidiaries of the Registrant

23.*      Consent of Deloitte & Touche LLP

27.*      Financial Data Schedule

99.* "Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995



- ---------------------------------
*   Indicates an exhibit which is filed herewith.
++  Indicates an exhibit which constitutes an executive compensation plan.