Form 10-Q
period 1996-05-31
LOJACK CORP
filed 1996-07-12
CIK 355777

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----
     ACT OF 1934

For the quarterly period ended      May 31, 1996
                               ----------------------------------

                                       or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----
     ACT OF 1934

For the transition period from                        to
                               ---------------------     --------------------

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

                                 617-326-4700
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----

                      APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes       No
                           ----     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 21,621,791 shares issued and outstanding of $.01 par value, common stock, as of July 11, l996.

                      LOJACK CORPORATION AND SUBSIDIARIES
                                     INDEX


Part I.   Financial Information                               Page
                                                              ----

Item 1.   Financial Statements
          Consolidated Balance Sheets,
          May 31, 1996 and February 29,
          1996.................................................1

          Consolidated Statements of Operations:
           Three Months Ended May 31, 1996 and 1995............2

          Consolidated Statements of Cash Flows:
           Three Months Ended May 31, 1996 and 1995............3

          Notes to Consolidated Financial
           Statements..........................................5

Item 2.   Management's Discussion and Analysis of Results
           of Operations and Financial Condition...............6

Part II.  Other Information...................................10
          Item 6. Exhibits and Reports on Form 8-K

          Signatures..........................................11

          Exhibit 11..........................................12

          Exhibit 27..........................................14

                      LOJACK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                         May 31,    February 29,
                                                          1996          1996
                                                       -----------    --------
                                                       (Unaudited)

CURRENT ASSETS:
   Cash and equivalents............................... $33,323,091  $31,630,663
   Accounts receivable-net............................   7,104,685    5,873,918
   Inventories........................................   3,045,689    2,780,416
   Prepaid expenses and other assets..................      79,587       83,544
                                                        ----------   ----------
       Total current assets...........................  43,553,052   40,368,541
PROPERTY AND EQUIPMENT - NET..........................   7,643,277    7,652,703
DEFERRED TAX ASSET                                       3,603,173    4,703,173
OTHER ASSETS-NET......................................     351,516      355,020
                                                        ----------   ----------
       Total.......................................... $55,151,018  $53,079,437
                                                        ==========   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of capital
     obligations ..................................... $   672,537  $   670,925
   Accounts payable...................................   2,884,826    2,562,922
   Accrued and other liabilities......................     666,233      996,165
   Deposits in escrow.................................   1,110,054    1,087,741
   Current portion of deferred revenue................     749,120      695,794
   Accrued compensation...............................     476,829      672,938
   Accrued taxes......................................     395,634      364,500
                                                         ---------    ---------
      Total Current Liabilities.......................   6,955,233    7,050,985
                                                         ---------    ---------

DEFERRED REVENUE......................................   1,804,669    1,656,766
                                                         ---------    ---------

LONG TERM DEBT:
   Capital lease obligations..........................     628,856      644,218
                                                         ---------     --------
        Total long-term debt..........................     628,856      644,218
                                                         ---------     --------

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value; authorized,
    35,000,000 shares; issued, 21,944,291
    and 21,876,666 shares at May 31, 1996
    and February 29, 1996, respectively...............     219,443      218,767
   Additional paid-in capital.........................  57,163,965   56,872,389
   Deficit............................................ (10,579,898) (12,516,188)
   Treasury stock, at cost, 110,000 and
   90,000 shares of common stock at May 31,
   1996 and February 29, 1996, respectively........... ( 1,041,250) (   847,500)
                                                        -----------  -----------

   Total stockholders' equity.........................  45,762,260   43,727,468
                                                        ----------   ----------

        Total......................................... $55,151,018  $53,079,437
                                                        ==========   ==========

See notes to consolidated financial statements

                      LOJACK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  Three Months Ended
                                                  ------------------
                                                May 31,         May 31,
                                                 1996            1995
                                              -----------     -----------
                                              (Unaudited)     (Unaudited)

Revenues......................................$15,005,326     $11,832,738
Cost of Goods Sold............................  6,932,418       5,633,024
                                               ----------       ---------
Gross Margin..................................  8,072,908       6,199,714
                                               ----------       ---------
Costs and Expenses:
   System costs and research and
    development...............................    347,173         324,343
   Sales and marketing........................  3,174,947       2,652,745
   General and administrative.................  1,409,031       1,274,753
   Depreciation and amortization..............    356,091         472,987
                                                ---------       ---------
      Total...................................  5,287,242       4,724,828
                                                ---------       ---------
Operating Income .............................  2,785,666       1,474,886
                                                ---------       ---------
Other Income (Expense):
Interest Income...............................    423,166         338,525
Interest Expense .............................  (  34,542)        (32,626)
                                                 --------          ------
Total.........................................    388,624         305,899
                                                 --------         -------
Income before Provision
  for Income Taxes............................  3,174,290       1,780,785
Provision for Income Taxes....................  1,238,000         160,000
                                                ---------         -------
Net Income ................................... $1,936,290      $1,620,785
                                                =========       =========

Earnings per Share:
  Net income..................................     $0.08           $0.07
                                                   =====           =====

Common shares and equivalents................. 23,287,059      22,880,828
                                               ==========      ==========


See notes to consolidated financial statements.

                      LOJACK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              Three Months Ended
                                              ------------------
                                              May 31,      May 31,
                                               1996         1995
                                              ------       ------
                                           (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................... $ 1,936,290   $ 1,620,785
                                            ----------    ----------

Adjustments to reconcile net income
 to net cash provided by (used for)
 operating activities:
 Deferred tax asset ...................... $ 1,100,000
 Depreciation and amortization............     560,554       666,557
   Increase (decrease) in cash from
    changes in assets and liabilities:
       Accounts receivable-net............  (1,230,767)     (642,716)
       Inventories........................    (265,273)      499,122
       Prepaid expenses and other assets..       3,957       (12,373)
       Other assets.......................      (8,508)          849
       Accounts payable...................     321,904       464,665
       Accrued and other
         liabilities......................    (271,365)        3,395
                                               -------       -------
      Total adjustments...................     210,502       979,499
                                               -------       -------
         Net cash provided by
          operating activities............ $ 2,146,792   $ 2,600,284
                                            ----------     ---------

                      LOJACK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                Three Months Ended
                                                ------------------
                                               May 31,       May 31,
                                                1996          1995
                                               --------      ------
                                             (Unaudited)   (Unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and
   equipment - net........................  $(  290,499)   $(  433,817)
                                              ---------      ---------
        Net cash used for investing
         activities.......................   (  290,499)    (  433,817)
                                              ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock................      292,252        232,401
  Repayment of debt.......................     (262,367)      (113,971)
  Repurchase of common stock..............     (193,750)
                                                -------        -------
       Net cash provided by (used for)
         financing activities.............     (163,865)       118,430
                                                -------        -------


INCREASE IN CASH AND
 EQUIVALENTS..............................    1,692,428      2,284,897

BEGINNING CASH AND EQUIVALENTS............   31,630,663     21,665,908
                                             ----------     ----------

ENDING CASH AND EQUIVALENTS............... $ 33,323,091    $23,950,805
                                             ==========     ==========


See notes to consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements and notes do not include all of the disclosures made in the Company's Annual Report to Stockholders, which should be read in conjunction with these statements. Certain fiscal 1996 amounts have been reclassified to conform with the fiscal 1997 presentation. In the opinion of the Company, the statements include all adjustments necessary for a fair presentation of the quarterly results and any and all such adjustments were of a normal recurring nature.

2. The results of operations for the three months ended May 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3.   Supplemental cash flow information:
     Cash paid for interest for the three months ended May 31, 1996 and 1995 was $34,542 and $35,126, respectively. Cash paid for income taxes for the three months ended May 31, 1996 and 1995 were $232,7l3 and $49,000, respectively.

4.   Earnings per share

     Earnings per share has been computed by dividing net earnings, by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect.

     Fully diluted and primary earnings per share were the same for the three months ended May 31, 1996 and 1995.

Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations
 Year Ended May 31, 1996 ("fiscal 1997")
   vs. May 31, 1995 ("fiscal 1996")

Revenues increased by $3,173,000, or 27%, to $15,005,000 for the three months ended May 31, 1996 from $11,833,000 for the same period a year earlier. Revenues from domestic markets contributed $2,273,000 of the increase and international revenues contributed $900,000. The increase in domestic revenues was primarily due to increased revenues from sales of LoJack Units and related components in domestic markets. The increase in international revenues resulted primarily from an increase in revenues from sales and royalties of the international version of the LoJack Unit to both new and existing licensees.

Cost of goods sold decreased to 46% of consolidated revenues for the quarter ending May 31, 1996 from 48% in the same period a year earlier. Domestically cost of goods sold decreased as a percentage of revenues to 45% for the three months ending May 31, 1996 from 49% for the prior year. This decrease is primarily the result of a decrease in the manufactured cost of the LoJack Unit during the year and installation efficiencies resulting from economies of scale. International cost of goods sold increased to 57% of revenues in the first quarter of fiscal 1997 from 24% in the same period of fiscal 1996 primarily as the result of revenues being weighted towards lower margin product sales rather than license fees.

Research and development and systems maintenance expenses increased by $23,000 to $347,000 for the three months ended May 31, 1996 from $324,000 for the same period a year earlier as the result of a decrease in research and development expense of $53,000 related to modifications to the LoJack Unit and Police Tracking Computers in fiscal 1996, and an increase of $76,000 in systems maintenance and operating costs as a result of increased system operating costs and maintenance costs including maintenance engineering salaries related to updating and repairing existing LoJack Systems.

Marketing expenses increased by $522,000 to $3,175,000 in the three months ended May 31, 1996 from $2,653,000 in the same period a year earlier primarily as the result of increases in marketing wages and benefits of $117,000 and increases in general marketing expense, including advertising costs, of $405,000 which were related to the fiscal 1996 expansion markets and an increase in marketing spending related to the increase in overall business volume during the year in existing domestic markets.

General and administrative expenses increased by $134,000 to $1,409,000 for the three months ended May 31, 1996 from $1,275,000 for the same period a year earlier primarily due to administrative salaries and related office, telephone, insurance and other expenses necessary to accommodate the demands caused by the increase in the company's business volume, offset partially by a decrease in professional fees related to certain matters in fiscal 1996.

Depreciation expense decreased by $117,000 as the result of LoJack System components in certain older markets becoming fully depreciated, offset partially by increases in depreciation related to fiscal 1996 start-up markets as well as current year additions of certain computer equipment and software.

Interest income increased by $85,000 to $423,000 in the three months ended May 31, 1996 from $339,000 in the same period a year earlier as the result of the increase in cash balances available for investment during the year.

Interest expense increased by $2,000 to $35,000 in the three months ended
May 31, 1996 from $33,000 in the same period in the prior year as the result of interest expense related to capital leases for installation vehicles.

The provision for income taxes increased by $1,078,000 to $1,238,000 for the three months ended May 31, 1996 from $160,000 for the same period a year earlier as the result of the increase in estimated taxable income during the fiscal quarter as well as the realization in the fourth quarter of fiscal 1996 of the future tax benefit of the Company's remaining net operating loss carryforwards in accordance with certain accounting pronouncements, which resulted in an increase in the Company's effective tax rate to 39% in the first quarter of fiscal 1997 from 7.5% in the first quarter of fiscal 1996.

As a result of the foregoing, net income for the three months ended May 31, 1996 increased by $315,000 to $1,936,000 from $1,621,000 for the same period a year earlier.

Liquidity and Capital Resources


In the first quarter of 1997 the decrease in cash from changes in assets and liabilities of $1,450,000 includes an increase in accounts receivable of $1,231,000, an increase in inventory of $265,000, and a decrease in accrued liabilities of $271,000 and other net increases in assets and liabilities of $5,000, offset partially by increases in accounts payable of $322,000. The increase in inventory resulted primarily from an effort to increase the Company's inventory on hand to levels sufficient to satisfy the Company's current level of business, as well as to meet unanticipated demand. The increase in accounts receivable is primarily related to the increase in domestic revenues during the first quarter of fiscal 1997 versus the fourth quarter of fiscal 1996. The Company expects that its investment in inventory and accounts receivable will increase as its sales increase. The decrease in the deferred tax asset results from the interperiod utilization of net operating loss carryforwards to offset current taxable income.

The Company estimates capital expenditures for the remainder of fiscal 1997 of approximately $2,500,000 for potential new domestic market expansions and other on-going capital requirements. The Company's expansion into additional international markets is achieved through licensing agreements and has not in the past required capital investment on the part of the Company. The Company currently has no plans to change its practice in the future.

During fiscal 1996 the Company's board of directors authorized a stock repurchase program under which the Company may repurchase up to 2,200,000 shares of its outstanding common stock. The Company plans to accomplish the repurchase program in open market transactions, from time to time, depending on the price of its common stock. As of May 31, 1996 the Company had repurchased 110,000 shares for a total of $1,041,250. From May 31, 1996 through July 11, 1996 the Company has repurchased an additional 212,500 shares for a cost of $2,326,876.

As of May 31, 1996 the Company had working capital of $36,598,000. The Company believes that its anticipated capital and operating requirements for fiscal 1997 can be funded from cash flows from operations. The Company intends to continue to repurchase shares of its common stock in accordance with the plan authorized by the board of directors during fiscal 1996 provided that the reacquisition cost makes such repurchases economically practical.

The Company is also continuing to explore possible investment opportunities, including, but not limited to, possible acquisitions of or investments in other companies.


New Accounting Pronouncements

In fiscal 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS No. 123 "Accounting for Stock-Based Compensation", which are effective for the Company's fiscal year 1997. The implementation of SFAS No. 121 did not have a significant impact on the financial statements when adopted in fiscal 1997. With regard to SFAS No. 123, the Company has determined as permitted under SFAS No. 123 that it will not adopt the fair value method and will continue to use Accounting Principles Board Opinion No.25 for the measurement and recognition of employee stock based transactions.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involve risk and uncertainties. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's objectives and plans for future operations and the Company's expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company's products and services, the rate of growth in the industries of the Company's customers; the presence of competitors with greater technical, marketing and financial resources; the Company's ability to promptly and effectively respond to technological change which meet evolving customer needs; capacity and supply constraints or difficulties; and the Company's ability to successfully integrate new operations. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning the Company, reference is made to Exhibit 99 of the Company's Annual Report on Form 10-K for the fiscal year ended
February 29, 1996.

PART II - OTHER INFORMATION

Item 1.      Not Applicable

Item 2.      Not Applicable

Item 3.      Not Applicable

Item 4.      Not Applicable

Item 5.      Not Applicable

Item 6a.     Exhibit 11.  Statement Regarding Computation of Per
             Share Earnings

             Exhibit 27.  Financial Data Schedule

      b. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LOJACK CORPORATION


July 11, 1995                            /s/ C. Michael Daley
- -----------------------                  --------------------
Date                                     C. Michael Daley
                                         Chief Executive Officer


July 11, 1995                            /s/ Joseph F. Abely
- -----------------------                  -------------------
Date                                     Joseph F. Abely
                                         President and
                                         Chief Operating Officer
                                         (Principal Financial Officer)