Form 10-Q
period 1996-08-31
LOJACK CORP
filed 1996-10-11
CIK 355777

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
 ----
       1934

For the quarterly period ended      August 3l, l996
                               ----------------------------------
                                       or

     ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          ACT OF 1934

For the transition period from                      to
                               ---------------------   ----------------------

Commission File Number  2-74238-B
                        ---------
                              LOJACK CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Massachusetts                                    04-2664794
-----------------------------------                     ---------------------
   (State or other jurisdiction of                         I.R.S. Employer
    incorporation or organization)                      Identification Number

    333 Elm Street                   Dedham, Massachusetts         02026
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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the lastest practicable date.
                    21,328,59l at October 4, 1996
                    -----------------------------

                      LOJACK CORPORATION AND SUBSIDIARIES
                                     INDEX


Part I.    Financial Information                               Page
                                                               ----
  Item l.    Financial Statements:

             Consolidated Balance Sheets:
              August 3l, l996 and February 28,
              l996...........................................    1

            Consolidated Statements of Operations:
             Three Months Ended August 3l, l996 and 1995 and
             Six Months Ended August 3l, l996 and l995.......    2

            Consolidated Statements of Cash Flows:
             Six Months Ended August 3l, l996 and l995.......    4

            Notes to Consolidated Financial
             Statements......................................    6

  Item 2.   Management's Discussion and Analysis of Results
            of Operations and Financial Condition............    7

Part II.    Other Information.................................  11

  Item 4.        Submission of Matters to a Vote of
                  Security Holders
  Item 6(a)      Exhibits and Reports on Form 8-K

            Signatures........................................  12

            Exhibit 11........................................  13

            Exhibit 27........................................  l6

                      LOJACK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                August 31,     February 29,
                                                   l996            l996
                                                ---------      ------------
                                                (Unaudited)
CURRENT ASSETS:
   Cash and equivalents.....................  $3l,892,570      $3l,630,663
   Accounts receivable-net..................    7,9l8,723        5,873,9l8
   Inventories..............................    2,776,348        2,780,4l6
   Prepaid expenses and other assets........      2l3,l08           83,544
                                              -----------      -----------
        Total current assets................   42,800,749       40,368,54l
PROPERTY AND EQUIPMENT - NET................    7,629,250        7,652,703
DEFERRED TAX ASSET..........................    2,487,l73        4,703,l73
OTHER ASSETS-NET............................      337,027          355,020
                                              -----------      -----------
       Total................................  $53,254,199      $53,079,437
                                              ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of
    capital lease obligations ..............  $   690,l62     $    670,925
   Accounts payable.........................    3,260,5l0        2,562,922
   Accrued compensation.....................      553,640          672,938
   Current portion of deferred revenue......      786,924          695,794
   Deposits in escrow.......................      769,094        l,087,74l
   Accrued and other liabilities............      775,256          996,l65
   Accrued taxes............................      3l3,805          364,500
                                              -----------      -----------
     Total current liabilities..............    7,l49,39l        7,050,985
                                              -----------      -----------

DEFERRED REVENUE............................    l,9l3,892        l,656,766

LONG-TERM DEBT:
   Capital lease obligations................      622,966          644,2l8

     Total long-term debt...................      622,966          644,2l8
                                              -----------      -----------

STOCKHOLDERS' EQUITY:
   Common stock - $.0l par value;
     authorized, 35,000,000 shares;
     issued, 21,984,59l and
     21,876,666 shares at August 3l, l996
     and February 29, l996, respectively....      2l9,846          2l8,767
   Additional paid-in capital...............   57,273,602       56,872,389
   Deficit..................................   (8,2l9,559)     (12,5l6,l88)
   Treasury stock, at cost
    548,500 and 90,000 shares of
    common stock at August 3l, l996
    and February 29, l996, respectively.....   (5,705,939)        (847,500)
                                              -----------      -----------
   Total stockholders' equity...............   43,567,950       43,727,468
                                              -----------      -----------
        Total...............................  $53,254,l99      $53,079,437
                                              ===========      ===========

See notes to consolidated financial statements.

                      LOJACK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three Months Ended
                                           -----------------------------
                                             August 3l,      August 3l,
                                                1996            l995
                                           ---------------  ------------
                                             (Unaudited)    (Unaudited)

Revenues................................   $l5,909,555      $l3,490,835
Cost of Goods Sold......................     7,050,953        6,l28,867
                                           -----------      -----------
Gross Margin............................     8,858,602        7,36l,968
                                           -----------      -----------
Costs and Expenses:
    System costs and research and
    development.........................       l82,208          249,664
    Sales & marketing...................     3,298,788        3,l06,200
    General and administrative..........     1,58l,837        l,45l,874
    Depreciation and amortization.......       354,592          490,265
                                           -----------      -----------
      Total..............................    5,4l7,425        5,298,003
                                           -----------      -----------
Operating Income ........................    3,44l,l77        2,063,965
                                           -----------      -----------
  Interest Income........................      449,l54          375,204
  Interest (Expense).....................      (3l,607)         (54,6l3)
  Other Income...........................        9,6l4           42,742
                                           -----------      -----------
     Total...............................      427,l6l          363,333
                                           -----------      -----------
Income before Provision for Income
 Taxes ..................................    3,868,338        2,427,298
Provision for Income Taxes...............    l,508,000          l82,000
                                           -----------      -----------

Net Income ..............................  $ 2,360,338      $ 2,245,298
                                           ===========      ===========
Earnings per Common Share
 and Common Share Equivalent.............        $0.10            $0.10
                                                 =====            =====
Weighted average common shares and
equivalents outstanding .................   23,08l,958       23,336,988
                                           ===========      ===========

See notes to consolidated financial statements.

                      LOJACK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                Six Months Ended
                                           -----------------------------
                                             August 3l,      August 3l,
                                                1996            l995
                                           ---------------  ------------
                                             (Unaudited)    (Unaudited)

Revenues................................   $30,9l4,881      $25,323,573
Cost of Goods Sold......................    13,983,37l       11,76l,890
                                           -----------      -----------
Gross Margin............................    l6,93l,5l0       13,56l,683
                                           -----------      -----------
Costs and Expenses:
    System costs and research and
    development.........................       529,382          574,007
    Sales & Marketing...................     6,473,735        5,758,945
   General and administrative...........     2,990,868        2,726,627
   Depreciation and amortization........       7l0,684          963,25l
                                           -----------      -----------
      Total.............................    10,704,669       10,022,830
                                           -----------      -----------
Operating Income .......................     6,226,84l        3,538,853
                                           -----------      -----------

Other Income (Expense):
  Interest Income.......................       872,3l9          693,607
  Interest (Expense)....................       (66,926)         (87,239)
  Other Income..........................        10,392           62,862
                                           -----------      -----------
    Total...............................       8l5,785          669,230
                                           -----------      -----------
Income before Provision for Income
 Taxes .................................     7,042,626        4,208,083
Provision for Income Taxes..............     2,746,000          342,000
                                           -----------      -----------
Net Income .............................     4,296,626        3,866,083
                                           ===========      ===========
Earnings per Common Share
 and Common Share Equivalent:...........         $0.18            $0.17
                                                 =====            =====
Weighted average common shares and
 equivalents outstanding................    23,l84,376       23,l07,826
                                           ===========      ===========


See notes to consolidated financial statements.

                      LOJACK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Six Months Ended
                                           -----------------------------
                                             August 3l,      August 3l,
                                                1996            l995
                                           ---------------  ------------
                                             (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVIES:
Net income...............................  $4,296,626       $3,866,083
                                           ----------       ----------
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Deferred tax asset....................   2,2l6,000
   Depreciation and amortization.........   l,l42,70l        l,362,l79
   Increase (decrease) in cash from
    changes in assets and liabilities:
       Accounts receivable-net...........  (2,044,805)      (l,726,9ll)
       Inventories.......................       4,068          (l5,88l)
       Prepaid expenses and other assets.    (l29,564)         (25,305)
       Other assets......................      (7,25l)           5,639
       Accounts payable..................     697,588        l,075,l68
       Accrued and other
         liabilities.....................    (36l,290)         l86,227
                                           ----------      -----------
         Total adjustments................  l,5l7,447          86l,ll6
                                           ----------      -----------
         Net cash provided by
           operating activities........... $5,8l4,073      $ 4,727,l99
                                           ----------      -----------

See notes to consolidated financial statements.

                      LOJACK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                 Six Months Ended
                                            ---------------------------
                                             August 3l,     August 3l,
                                                l996           l995
                                            -------------  ------------
                                             (Unaudited)   (Unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and
   equipment - net........................ $ (558,588)    $  (682,844)
                                           ----------     -----------
        Net cash used for investing
         activities.......................   (558,588)       (682,844)
                                           ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock................    402,292         84l,442
  Repayment of debt (net).................   (537,43l)       (48l,730)
                                           ----------     -----------
  Repurchase of common stock                               (4,858,439)
        Net cash provided by
         financing activities............. (4,993,578)        359,7l2
                                           ----------     -----------

INCREASE IN CASH AND
 EQUIVALENTS.............................     26l,907       4,404,067

BEGINNING CASH AND EQUIVALENTS...........  31,630,663      2l,665,908
                                          -----------     -----------

ENDING CASH AND EQUIVALENTS.............  $31,892,570     $26,069,975
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

2.   The results of operations for the three and six months ended
     August 3l, l996 and l995 are not necessarily indicative of the results to be expected for the full year.

3.   Supplemental cash flow information:
     Cash paid for interest for the six months ended August 3l, l996 and l995 was $63,000 and $86,000, respectively. Cash paid for income taxes for the three months ended August 3l, l996 and l995 were $58l,000 and $354,000, respectively. For the six months ended August 3l, l996 and l995 the Company incurred capital lease obligations totalling $535,000 and $663,000, repectively, under lease agreements for new vehicles and equipment.

4.   Earnings per share

     Earnings per share has been computed by dividing net earnings, by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect. Fully diluted and primary earnings per share were the same for the three and six months ended August 3l, l996 and l995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
AUGUST 31, 1996


Revenues increased by $2,419,000 and $5,591,000, or 18% and 22%, to $15,910,000
and $30,915,000 for the three and six months ended August 31, 1996, respectively, from $13,491,000 and $25,324,000 for the same periods a year earlier. Revenues from domestic markets increased $703,000 and $2,975,000, and international revenues increased $1,716,000 and $2,616,000 for the three and six months ended August 31, 1996 as compared with the same periods a year earlier. The increase in domestic revenues was primarily due to increased revenues from sales of LoJack Units and related components in domestic markets. The increase in international revenues was generated from both product sales and licensing fee revenues. Revenues from international product sales increased $1,111,000 and $2,198,000, as did revenues from international licensing fees, which increased $605,000 and $418,000, respectively for the three and six months ended August 31, 1996 as compared to the same periods a year earlier.

Cost of goods sold as a percentage of revenues decreased to 44% and 45%, respectively, for the three and six months ended August 31, 1996 from 45% and 46% of related revenues for the same periods a year earlier. Domestically, cost of sales decreased to 45% and 45%, respectively, for the three and six months ended August 31, 1996 from 46% and 47% of related revenues for the same periods a year earlier. This decrease is primarily the result of increased manufacturing and operating efficiencies realized from economies of scale resulting from increased product sales. Cost of goods sold related to revenues derived from international licensing agreements decreased to 42% for the three months ended August 31, 1996 from 44% a year earlier and increased to 47% for the six months ended August 31, 1996 from 36% for the same period a year earlier. These ratios fluctuate from quarter to quarter based upon the revenue mix of product sales and licensing fees.

Systems costs and research and development decreased by $68,000 and $45,000 to $182,000 and $529,000 for the three and six months ended August 31, 1996, respectively, from $250,000 and $574,000, respectively, for the same periods a year earlier. Systems costs decreased $55,000 and $66,000 for the three and six months ended August 31, 1996. The decrease in systems costs relates to the reduction in operating costs for LoJack Systems installed in the markets in prior years. Research and development decreased $13,000 for the three months ended August 31, 1996 and increased $21,000 six months ended August 31, 1996. These variations are primarily the result of modifications to the LoJack Unit (for international applications) and Police Tracking Computers in the first six months of fiscal 1996, which are partially offset by expenditures related to the development of a third generation LoJack Unit in fiscal 1997.

Overall, sales and marketing expenses as a percentage of revenues decreased to 21% for the three and six months ended August 31, 1996 from 23% for the same periods a year earlier.

Sales and marketing expenses increased by $193,000 and $715,000 to $3,299,000 and $6,474,000 for the three and six months ended August 31, 1996 from $3,106,000 and $5,759,000 for the same periods a year earlier. These increases were primarily related to an increase in media expense due to increased radio advertising in certain markets as well as fees related to the retention of an outside advertising agency for all media purchases and advertising copy. Additionally, sales and marketing salaries and wages and other general marketing expenses increased as the result of an increase in overall business volume.

Overall, general and administrative expenses as a percentage of revenues decreased to 10% for the three and six months ended August 31, 1996 from 11% for the same periods a year earlier.

General and administrative expenses increased by $130,000 and $264,000 to $1,582,000 and $2,991,000 for the three and six months ended August 31, 1996, respectively from $1,452,000 and $2,727,000 for the same periods a year earlier. These increases are primarily the result of increased payroll costs and administrative expenses related to the increased volume of business during these fiscal periods as compared with the prior year.

Depreciation and amortization decreased by $135,000 and $252,000 to $355,000 and $711,000 for the three and six months ended August 31, 1996, respectively, from $490,000 and $963,000 for the same periods a year earlier. These decreases are the result of LoJack System components becoming fully depreciated, offset partially by increases in depreciation related to current year additions of certain computer equipment and software.

Interest and other income increased by $41,000 and $126,000 for the three and six months ended August 31, 1996, respectively, primarily as the result of the increase in cash balances available for investment in fiscal 1997.

Interest expense decreased by $23,000 and $20,000 for the three and six months ended August 31, 1996, respectively, as the result of the absence of 10% Convertible Subordinated Debentures in the period ending August 31,1996 and decreased interest on capital lease obligations.

Provision for income taxes increased by $1,326,000 and $2,404,000 for the three and six months ended August 31, 1996, respectively, primarily as the result of the increase in the Company's taxable income during the fiscal year as well as the realization in the fourth quarter of fiscal 1996 of the future tax benefit of the Company's remaining net operating loss carryforwards in accordance with certain accounting pronouncements, which resulted in an increase in the Company's effective tax rate to 39% in fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

In the six months ended August 31, 1996 the decrease in cash from changes in assets and liabilities of $1,841,000 includes an increase in accounts receivable of $2,045,000, an increase in prepaid expenses of $130,000 and a decrease in accrued liabilities of $361,000 and other net increases in assets and liabilities of $3,000, offset partially by increases in accounts payable of $698,000. The increase in accounts receivable is primarily related to the increase in domestic revenues during the second quarter of fiscal 1997 versus the fourth quarter of fiscal 1996 as well as $662,000 in receivables related to international sales which are secured under the terms of a letter of credit. The Company expects its investment in accounts receivable will increase as its sales increase. The decrease in the deferred tax asset results from the offset of current taxable income against available net operating loss carryforwards.

The Company estimates capital expenditures for the remainder of fiscal 1997 of approximately $2,000,000 principally for planned domestic market expansions, including Pennsylvania and Texas, as well as other on-going capital requirements. The Company's expansion into additional international markets is achieved through licensing agreements and has not in the past required capital investment on the part of the Company. The Company currently has no plans to change its practice in the future.

During fiscal 1996 the Company's board of directors authorized a stock repurchase program under which the Company may repurchase up to 2,200,000 shares of its outstanding common stock. The Company plans to accomplish the repurchase program in open market transactions, from time to time, depending on the price of its common stock. As of August 31 , 1996 the Company had repurchased 548,500 shares for a total of $5,706,000. From August 31, 1996 through October 4, 1996 the Company has repurchased an additional 107,500 shares for a cost of $1,150,630.

As of August 31, 1996 the Company had working capital of $35,651,000. The Company believes that its anticipated capital and operating requirements for the remainder of fiscal 1997 can be funded from cash flows from operations. The Company intends to continue to repurchase shares of its common stock in accordance with the plan authorized by the board of directors during fiscal 1996 provided that the reacquisition cost makes such repurchases economically practical.

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


CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involve risk and uncertainties. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's objectives and plans for future operations and the Company's expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company's products and services, the rate of growth in the industries of the Company's customers; the presence of competitors with greater technical, marketing and financial resources; the Company's ability to promptly and effectively respond to technological change to meet evolving customer needs; capacity and supply constraints or difficulties; and the Company's ability to successfully integrate new operations. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning the Company, reference is made to Exhibit 99 of the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996.

PART II - OTHER INFORMATION

Item 1.  Not Applicable.

Item 2.  Not Applicable.

Item 3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Stockholders of the company was held on July 20, l996.

         Stockholders acted affirmatively to elect nominees for directors proposed by management.

                              Votes "For"  Votes "Withheld"
                              -----------  ----------------

       C. Michael Daley       l9,023,608   330,672
       James A. Daley         l9,0l7,l79   337,l0l
       Harold W. Shad, III    l9,257,558    96,722
       Lee T. Sprague         19,254,l08   l00,l72
       Robert J. Murray       l9,259,218    95,062
       Larry C. Renfro        l9,250,948   l03,332

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

                                          LOJACK CORPORATION


October 9, l996                          /s/ C. Michael Daley
-------------------------                --------------------
Date                                     C. Michael Daley
                                         Chief Executive Officer


October 9, 1995                          /s/ Joseph F. Abely
-------------------------                --------------------
Date                                     Joseph F. Abely
                                         President