Form 10-Q/A
period 1996-08-31
LOJACK CORP
filed 1996-10-15
CIK 355777

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q/A
(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
 ----
       1934

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
                                              ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of
    capital lease obligations ..............  $   690,l62     $    670,925
   Accounts payable.........................    3,260,5l0        2,562,922
   Accrued compensation.....................      553,640          672,938
   Current portion of deferred revenue......      786,924          695,794
   Deposits in escrow.......................      769,094        l,087,74l
   Accrued and other liabilities............      775,256          996,l65
   Accrued taxes............................      3l3,805          364,500
                                              -----------      -----------
     Total current liabilities..............    7,l49,39l        7,050,985
                                              -----------      -----------

DEFERRED REVENUE............................    l,9l3,892        l,656,766

LONG-TERM DEBT:
   Capital lease obligations................      622,966          644,2l8
                                              -----------      -----------
     Total long-term debt...................      622,966          644,2l8
                                              -----------      -----------

STOCKHOLDERS' EQUITY:
   Common stock - $.0l par value;
     authorized, 35,000,000 shares;
     issued, 21,984,59l and
     21,876,666 shares at August 3l, l996
     and February 29, l996, respectively....      2l9,846          2l8,767
   Additional paid-in capital...............   57,273,602       56,872,389
   Deficit..................................   (8,2l9,559)     (12,5l6,l88)
   Treasury stock, at cost
    548,500 and 90,000 shares of
    common stock at August 3l, l996
    and February 29, l996, respectively.....   (5,705,939)        (847,500)
                                              -----------      -----------
   Total stockholders' equity...............   43,567,950       43,727,468
                                              -----------      -----------
        Total...............................  $53,254,l99      $53,079,437
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

                      LOJACK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                 Six Months Ended
                                            ---------------------------
                                             August 3l,     August 3l,
                                                l996           l995
                                            -------------  ------------
                                             (Unaudited)   (Unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and
   equipment - net........................ $ (558,588)    $  (682,844)
                                           ----------     -----------
        Net cash used for investing
         activities.......................   (558,588)       (682,844)
                                           ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock................    402,292         84l,442
  Repayment of debt (net).................   (537,43l)       (48l,730)
  Repurchase of common stock.............. (4,858,439)
                                           ----------     -----------
        Net cash provided by
         financing activities............. (4,993,578)        359,7l2
                                           ----------     -----------

INCREASE IN CASH AND
 EQUIVALENTS.............................     26l,907       4,404,067

BEGINNING CASH AND EQUIVALENTS...........  31,630,663      2l,665,908
                                          -----------     -----------

ENDING CASH AND EQUIVALENTS.............  $31,892,570     $26,069,975
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