Form 10-Q
period 1996-11-30
LOJACK CORP
filed 1997-01-14
CIK 355777

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ----
       THE SECURITIES ACT OF 1934

For the quarterly period ended      November 30, l996
                               ---------------------------------
                                       or

 ____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES ACT OF 1934

For the transition period from                   to
                              ------------------   ------------------
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

                        20,350,09l at January l3, l997
                        ------------------------------

                      LOJACK CORPORATION AND SUBSIDIARIES
                                     INDEX


Part I.   Financial Information                                Page
                                                               ----

     Item l. Financial Statements:

           Consolidated Balance Sheets:
            November 30, l996 and February 29,
            l996.................................................3

           Consolidated Statements of Operations:
            Three Months Ended November 30, l996 and 1995 and
            Nine Months Ended November 30, l996 and l995.........4

           Consolidated Statements of Cash Flows:
            Nine Months Ended November 30, l996 and l995.........6

           Notes to Consolidated Financial
            Statements...........................................8

     Item 2.
           Management's Discussion and Analysis of Results
            of Operations and Financial Condition................9

Part II.   Other Information....................................13

     Item 4.   Submission of Matters to a Vote of
                Security Holders
     Item 6(a) Exhibits and Reports on Form 8-K

           Signatures...........................................14

           Exhibit 11...........................................15

           Exhibit 27...........................................l9

                      LOJACK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                          ASSETS
                                               November 30,    February 29,
                                                   l996            l996
                                             ----------------  ------------
                                               (Unaudited)
CURRENT ASSETS:
   Cash and equivalents.......................$27,468,353      $3l,630,663
   Accounts receivable-net....................  7,l6l,64l        5,873,9l8
   Inventories................................  3,903,35l        2,780,4l6
   Prepaid expenses and other assets..........    269,388           83,544
                                              -----------      -----------
       Total current assets..................  38,802,733       40,368,54l
PROPERTY AND EQUIPMENT - NET..................  7,80l,859        7,652,703
DEFERRED TAX ASSET............................  l,387,789        4,703,l73
OTHER ASSETS-NET..............................    329,739          355,020
                                              -----------      -----------
       Total..................................$48,322,l20      $53,079,437
                                              ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of
    capital lease obligations.................$   672,49l      $   670,925
   Accounts payable...........................  3,057,375        2,562,922
   Accrued compensation.......................    598,l93          672,938
   Current portion of deferred revenue........    8l3,084          695,794
   Deposits...................................    807,062        l,087,74l
   Accrued and other liabilities..............    999,786          996,l65
   Accrued taxes..............................    l84,l50          364,500
                                              -----------      -----------
     Total current liabilities................  7,132,l4l        7,050,985
                                              -----------      -----------

DEFERRED REVENUE..............................  2,l00,628        l,656,766
                                              -----------      -----------

LONG-TERM DEBT:
   Capital lease obligations..................    4l4,39l          644,2l8
                                              -----------      -----------

     Total long-term debt.....................    4l4,39l          644,2l8
                                              -----------      -----------

STOCKHOLDERS' EQUITY:
   Common stock - $.0l par value;
     authorized, 35,000,000 shares;
     issued, 21,984,59l and
     21,876,666 shares at November 30, l996
     and February 29, l996, respectively......    2l9,845          2l8,767
   Additional paid-in capital................. 57,273,603       56,872,389
   Deficit....................................( 6,292,005)     (12,5l6,l88)
   Treasury stock, at cost
    l,202,000 and 90,000 shares of
    common stock at November 30, l996
    and February 29, l996, respectively.......(12,526,483)        (847,500)
                                              -----------      -----------
   Total stockholders' equity................. 38,674,960       43,727,468
                                              -----------      -----------
        Total.................................$48,322,l20      $53,079,437
                                              ===========      ===========

See notes to consolidated financial statements.

                      LOJACK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three Months Ended
                                                ------------------

                                            November 30,    November 30,
                                                1996            l995
                                            ------------    -----------
                                            (Unaudited)      (Unaudited)

Revenues...................................$l5,l3l,688      $l3,600,226
Cost of Goods Sold.........................  6,730,474        6,233,l87
                                           -----------      -----------
Gross Margin...............................  8,40l,2l4        7,367,039
                                           -----------      -----------
Costs and Expenses:
    System costs and research and
    development............................    393,211          302,453
    Sales & marketing......................  3,464,731        2,856,976
    General and administrative.............  1,384,513        l,333,49l
    Depreciation and amortization..........    382,772          437,539
                                           -----------      -----------
        Total..............................  5,625,227        4,930,459
                                           -----------      -----------
Operating Income...........................  2,775,987        2,436,580
                                           -----------      -----------
    Interest Income........................    399,282          373,342
    Interest (Expense).....................    (4l,326)         (33,074)
    Other Income (loss)....................     24,6l2          (26,484)
                                           -----------      -----------
      Total................................    382,568          313,784
                                           -----------      -----------
Income before Provision for Income
 Taxes.....................................  3,l58,555        2,750,364
Provision for Income Taxes.................  l,23l,000          l90,l00
                                           -----------      -----------

Net Income.................................$ l,927,555      $ 2,560,264
                                           ===========      ===========

Earnings per Common Share
 and Common Share Equivalent...............      $0.09            $0.11
                                           ===========      ===========

Weighted average common shares and
 equivalents outstanding................... 22,485,0l9       23,621,648
                                           ===========      ===========

See notes to consolidated financial statements.

                      LOJACK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Nine Months Ended
                                                 -----------------
                                            November 30,   November 30,
                                                1996           l995
                                            ------------   ------------
                                             (Unaudited)    (Unaudited)



Revenues...................................$46,046,569      $38,923,799
Cost of Goods Sold......................... 20,7l3,845       l7,995,078
                                           -----------      -----------
Gross Margin............................... 25,332,724       20,928,721
                                           -----------      -----------
Costs and Expenses:
   System costs and research and
    development............................    922,593          876,460
   Sales & marketing.......................  9,938,465        8,6l5,92l
   General and administrative..............  4,375,383        4,060,ll8
   Depreciation and amortization...........  l,093,455        l,400,790
                                           -----------      -----------
      Total................................ 16,329,896       14,953,289
                                           -----------      -----------
Operating Income...........................  9,002,828        5,975,432
                                           -----------      -----------

Other Income (Expense):
   Interest Income.........................  l,27l,60l        l,066,950
   Interest (Expense)......................   (l08,252)        (l20,3l3)
   Other Income............................     35,004           36,378
                                           -----------      -----------
     Total.................................  l,l98,353          983,0l5
                                           -----------      -----------

Income before Provision for Income
 Taxes..................................... l0,20l,l8l        6,958,447
Provision for Income Taxes.................  3,977,000          532,l00
                                           -----------      -----------

Net Income.................................$ 6,224,l8l      $ 6,426,347
                                           ===========      ===========

Earnings per Common Share
 and Common Share Equivalent:..............$      0.27      $      0.28
                                           ===========      ===========

Weighted average common shares and
 equivalents outstanding................... 22,952,733       23,279,021
                                            ==========       ==========

See notes to consolidated financial statements.

                      LOJACK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Nine Months Ended
                                                  -----------------
                                            November 30,     November 30,
                                                l996             l995
                                            ------------     ------------
                                             (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................$ 6,224,l8l       $ 6,426,347
                                            -----------       -----------

Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Deferred tax asset.......................  3,3l5,384
   Depreciation and amortization............  l,741,l00         2,0l5,000
   Increase (decrease) in cash from
    changes in assets and liabilities:
       Accounts receivable-net.............. (l,287,723)       (l,608,282)
       Inventories.......................... (l,l22,935)          (82,259)
       Prepaid expenses and other assets....   (l85,844)          (33,321)
       Other assets.........................    (12,522)            l,067
       Accounts payable.....................    494,453           504,l90
       Accrued and other
        liabilities.........................     28,999         l,443,l26
                                            -----------       -----------

        Total adjustments...................  2,970,9l2         2,239,521
                                            -----------       -----------
        Net cash provided by
         operating activities...............$ 9,l95,093       $ 8,665,868
                                            -----------       -----------

                      LOJACK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                    Nine Months Ended
                                                    -----------------
                                              November 30,       November 30,
                                                  l996               l995
                                              ------------       ------------
                                               (Unaudited)        (Unaudited)
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and
   equipment - net.......................... $ (l,3l7,45l)       $ (  964,0l8)
                                             ------------        ------------
        Net cash used for investing
         activities.........................   (l,3l7,45l)         (  964,0l8)
                                             ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock...................      402,292           l,442,l70
 Repayment of debt (net)....................     (763,26l)           (636,904)
 Repurchase of common stock ................  (ll,678,983)
                                             ------------        ------------
        Net cash provided by
         financing activities...............  (12,039,952)            805,266
                                             ------------        ------------

INCREASE (DECREASE) IN CASH AND
 EQUIVALENTS................................   (4,l62,3l0)          8,507,ll6

BEGINNING CASH AND EQUIVALENTS..............   31,630,663          2l,665,908
                                             ------------        ------------

ENDING CASH AND EQUIVALENTS................. $ 27,468,353        $ 30,l73,024
                                             ============        ============

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

2. The results of operations for the three and nine months ended November 30, l996 and l995 are not necessarily indicative of the results to be expected for the full year.

3.   Supplemental cash flow information:
     Cash paid for interest for the nine months ended November 30, l996 and l995 was $l04,000 and $l2l,000, respectively. Cash paid for income taxes for the nine months ended November 30, l996 and l995 were $837,000 and $388,000, respectively. For the nine months ended November 30, l996 and l995 the Company incurred capital lease obligations totalling $535,000 and $659,000, repectively, under lease agreements for new vehicles and equipment.

4.   Earnings per share

     Earnings per share has been computed by dividing net earnings, by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect. Fully diluted and primary earnings per share were the same for the three and nine months ended November 30, l996 and l995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
NOVEMBER 30, 1996


Revenues increased by $1,532,000 and $7,123,000, or 11% and 18%, to $15,132,000
and $46,047,000 for the three and nine months ended November 30, 1996, respectively, from $13,600,000 and $38,924,000 for the same periods a year earlier. Revenues from domestic markets increased $427,000 and $3,402,000, and international revenues increased $1,105,000 and $3,721,000 for the three and nine months ended November 30, 1996 as compared with the same periods a year earlier. The increase in domestic revenues was primarily due to increased revenues from sales of LoJack Units and related components in existing domestic markets. The increase in international revenues was generated from both increases in product sales of $774,000 and $2,972,000, and increases in licensing fee and royalty revenues of $331,000 and $749,000, respectively, for the three and nine months ended November 30, 1996 as compared to the same periods a year earlier.

Cost of goods sold as a percentage of revenues decreased to 44% and 45%, respectively, for the three and nine months ended November 30, 1996 from 46% and 46% of related revenues for the same periods a year earlier. Domestically, for the nine month period, cost of sales decreased to 45% from 46% of related revenues from the same period a year earlier, while remaining constant for the three month period at 46%. The decrease results primarily from a decrease in the manufactured cost of the LoJack unit as well as operating efficiencies realized from economies of scale resulting from increased product sales. Cost of goods sold related to revenues derived from international licensing agreements decreased to 38% for the three months ended November 30, 1996 from 41% a year earlier and increased to 44% for the nine months ended November 30, 1996 from 39% for the same period a year earlier. These ratios fluctuate from quarter to quarter based upon the revenue mix of product sales and licensing fees.

Systems costs and research and development expense increased by $91,000 and $46,000 to $393,000 and $923,000 for the three and nine months ended November 30, 1996, respectively, from $302,000 and $877,000, respectively, for the same periods a year earlier. Systems costs increased $44,000 and $64,000 for the three and nine months ended November 30, 1996, respectively as the result of systems maintenance costs for LoJack Systems installed in the existing markets. Research and development increased $47,000 for the three months ended November 30, 1996 and decreased $18,000 for the nine months ended November 30, 1996. These variations are primarily the result of modifications to the LoJack Unit (for international applications) and Police Tracking Computers in the first nine months of fiscal 1996, which are partially offset by expenditures related to the development of a third generation LoJack Unit in fiscal 1997.

Sales and marketing expenses increased by $608,000 and $1,323,000 to $3,465,000 and $9,939,000 for the three and nine months ended November 30, 1996 from $2,857,000 and $8,616,000 for the same periods a year earlier. These increases were primarily related to an increase in media expense due to increased radio advertising in certain markets as well as start-up expenses (including media planning) related to expansion activity in Maryland, Pennslyvania, and Texas. Additionally, sales and marketing salaries and wages and other general marketing expenses increased as the result of an increase in overall business volume.

Overall, general and administrative expenses as a percentage of revenues decreased to 9% for the three and nine months ended November 30, 1996 from 10% for the same periods a year earlier.

General and administrative expenses increased by $51,000 and $315,000 to $1,385,000 and $4,375,000 for the three and nine months ended November 30, 1996, respectively from $1,334,000 and $4,060,000 for the same periods a year earlier. These increases are primarily the result of increased payroll costs and administrative expenses related to the increased volume of business during the three and nine months ended November 30, 1996 as compared with the prior year, as well as start-up expenses related to expansion activity in Maryland, Pennsylvania and Texas.

Depreciation and amortization decreased by $55,000 and $308,000 to $383,000 and $1,093,000 for the three and nine months ended November 30, 1996, respectively, from $438,000 and $1,401,000 for the same periods a year earlier. These decreases are the result of certain LoJack System components becoming fully depreciated, offset partially by increases in depreciation related to current year additions of computer equipment and software.

Interest and other income increased by $77,000 and $203,000 for the three and nine months ended November 30, 1996, respectively, primarily as the result of the increase in average cash balances available for investment in fiscal 1997.

Interest expense increased by $8,000 and decreased by $12,000 for the three and nine months ended November 30, 1996, respectively, due to the timing of additions and disposals for vans acquired via capital lease obligations.

Provision for income taxes increased by $1,041,000 and $3,445,000 for the three and nine months ended November 30, 1996, respectively, primarily as the result of both the increase in the Company's taxable income during the fiscal year as well as an increase in the Company's effective tax rate to 39% in fiscal 1997 as compared to approximately 7% in fiscal 1996 which was the result of the realization in the fourth quarter of fiscal 1996 of the future tax benefit of the Company's remaining net operating loss carryforwards in accordance with certain accounting pronouncements.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended November 30, 1996 cash and cash equivalents decreased by $4,162,000. The overall decrease is the result of cash outlays for financing and investing totaling $13,357,000 being partially offset by cash flow from operating activities of $9,195,000.

Cash flow provided by operating activities of $9,195,000 includes net income of $6,224,000 and $2,971,000 of adjustments to reconcile net income to net cash used for operating activities. The decrease in cash from changes in assets and liabilities of $2,086,000 includes an increase in accounts receivable of $1,288,000, an increase in inventories of $1,123,000, an increase in prepaid expenses of $186,000 and an increase in other assets of $13,000, offset partially by increases in accounts payable of $494,000 and accrued and other liabilities of $29,000. The increase in accounts receivable is primarily related to the increase in domestic revenues during the quarter ending November 30, 1996 versus the quarter ending February 29, 1996 as well as a $741,000 increase in receivables related to international sales which are secured under the terms of a letter of credit. The Company expects its investment in accounts receivable will increase as its sales increase. The increase in inventory is primarily the result of an effort to increase inventories on hand to sufficient levels to satisfy the Company's current level of business, anticipated sales in expansion markets of Maryland, Texas and Pennsylvania, anticipated orders from foreign licensees, as well as to meet unanticipated demand. The decrease in the deferred tax asset results from the offset of current taxable income against available net operating loss carryforwards.

The Company estimates capital expenditures for the remainder of fiscal 1997 of approximately $1,000,000, principally for planned domestic market expansions, including Pennsylvania and Texas, as well as other on-going capital requirements. The Company's expansion into additional international markets is achieved through licensing agreements and has not in the past required capital investment on the part of the Company. The Company currently has no plans to change this practice.

During fiscal 1996 the Company's board of directors authorized a stock repurchase program under which the Company may repurchase up to 2,200,000 shares of its outstanding common stock, which subsequently was increased to 3,200,000 on January 3, 1997. As of November 30, 1996 the Company had repurchased 1,202,000 shares for a total of $12,526,000. From December 1, 1996 through January 6, 1996 the Company has repurchased an additional 420,000 shares at a cost of $4,036,550.

As of November 30, 1996 the Company had working capital of $31,671,000. The Company believes that its anticipated capital and operating requirements for the remainder of fiscal 1997 can be funded from cash flows from operations. The Company intends to continue to repurchase shares of its common stock provided that the reacquisition cost makes such repurchases economically practical. The company's existing line of credit with a bank of $7,500,000 was amended during the third quarter primarily to convert it from a secured facility to an unsecured facility.

The Company is also continuing to explore possible investment opportunities, including, but not limited to, possible acquisitions of or investments in other companies.


NEW ACCOUNTING PRONOUNCEMENTS

In fiscal 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS No. 123 "Accounting for Stock-Based Compensation", which are effective for the Company's fiscal year 1997. The implementation of SFAS No. 121 did not have a significant impact on the financial statements when adopted in fiscal 1997. With regard to SFAS No. 123, the Company has determined as permitted under SFAS No. 123 that it will not adopt the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for the measurement and recognition of employee stock based transactions.


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

Item 3.  Not Applicable.

Item 4.  Not Applicable.

Item 5.  Not Applicable.

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

                                         LOJACK CORPORATION


January 14, l997                          /s/ C. Michael Daley
-------------------------                ---------------------
Date                                     C. Michael Daley
                                         Chief Executive Officer


January 14, 1997                          /s/ Joseph F. Abley
-----------------------                  ---------------------
Date                                     Joseph F. Abely
                                         President