Form 10-K
LOJACK CORP
filed 1997-05-29
CIK 355777

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------
                            Washington, D.C.  20549
                                   ---------
                                   FORM 10-K
(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 28, 1997 or
[_] Transition Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______ to ______

Commission File No. 2-74238-B

                                   ---------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[_]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

The aggregate market value of the Common Stock of the registrant held by non-affiliates was approximately $196,939,600 as of May 21, 1997.

As of May 21, 1997, there were issued and outstanding 18,931,841 shares of the registrant's Common Stock, $.01 par value.

--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended February 28, 1997 (Items 5, 6, 7, 8 and 14(a)(1))

(2) Portions of the definitive Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on July 16, 1997 (Items 1, 10, 11, and 12)

                              LOJACK CORPORATION


Securities and Exchange Commission
Item Number and Description                                                                 Page
---------------------------                                                                 ----
                                            PART I

ITEM  1.     Business.......................................................................   1

ITEM  2.     Properties.....................................................................   6

ITEM  3.     Legal Proceedings..............................................................   7

ITEM  4.     Submission of Matters to a Vote of Security Holders............................   7

                                            PART II

ITEM  5.     Market for the Registrant's Common Equity and Related Stockholder Matters......   7

ITEM  6.     Selected Financial Data........................................................   7

ITEM  7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................................   7

ITEM  8.     Financial Statements and Supplementary Data....................................   7

ITEM  9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure............................................   7

                                            PART III

ITEM  10.    Directors and Executive Officers of the Registrant.............................   7

ITEM  11.    Executive Compensation.........................................................   8

ITEM  12.    Security Ownership of Certain Beneficial Owners and Management.................   8

ITEM  13.    Certain Relationships and Related Transactions.................................   8

                                            PART IV

ITEM  14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................   8


SIGNATURES..................................................................................  12
INDEX TO AUDITORS' REPORT AND FINANCIAL STATEMENT SCHEDULE..................................  13

In as much as the calculation of shares of the registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the registrant's best good faith estimate for purposes of this annual report on Form 10-K, and the registrant disclaims that such figure is binding for any other purpose. The aggregate market value of Common Stock indicated is based upon the last traded price of the Common Stock as reported by NASDAQ on May 21, 1997.
All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 10% of registrant's Common Stock, as disclosed herein, were considered for purposes of this disclosure to be held by affiliates.

                                    PART I
ITEM 1 - BUSINESS

General

LoJack Corporation ("LoJack" or the "Company") was organized as a Massachusetts corporation in 1978. Its telephone number is (617) 326-4700.

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

The LoJack System has been implemented in the following domestic jurisdictions pursuant to agreements with applicable law enforcement agencies:

          Jurisdiction                                  Date Operational
          ------------                                  ----------------

          Massachusetts                                    July 1986
          Rhode Island                                     June 1994
          Connecticut                                      April 1995
          New York                                         June 1994
          New Jersey                                       March 1990
          Pennsylvania                                     March 1997
          Maryland                                       February 1997
          District of Columbia                           September 1994
          Virginia                                         August 1993
          Georgia                                          August 1992
          Florida:
            Dade, Broward,
            Palm Beach and surrounding counties;         December 1988
            Tampa, St. Petersburg and
            surrounding counties in West Florida; and      July 1994
            Orlando                                        April 1996
          Michigan                                         April 1990

          Illinois                                      November 1990
          Texas                                            May 1997
          California:
            Los Angeles County;                           July 1990
            San Diego and Orange County                   June 1995
            San Bernadino                                 March 1997

The Company is presently pursuing negotiations with several law enforcement agencies in the United States regarding the implementation of the LoJack System in jurisdictions in addition to those mentioned above. The Company's strategy is to expand the LoJack System to those jurisdictions where the combination of new vehicle sales, population density, and the incidence of vehicle theft is high. To date, LoJack has expanded into 15 of the original 16 markets it has targeted. Certain improvements to the Company's technology and interface with law enforcement systems have made expansion beyond the 16 targeted states economically feasible for the Company. Accordingly, over the next two years the Company plans to expand to certain jurisdictions which are contiguous to existing LoJack coverage areas as well as to markets that have increased incidence of car theft.

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

The PTC is generally installed in police vehicles. Modified designs of the PTC have been developed for use in helicopters, as well as fixed locations such as toll booths, radio towers, or police communication centers. Effective tracking range varies under different topographical and other conditions, from about one mile to approximately five miles under ideal conditions.

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

The Sector Activation Computer ("SAC") contains a file with up-to-date information on vehicles equipped with LoJack Units. This computer works in conjunction with pre-existing law enforcement computer and communication systems. This file contains, for each LoJack equipped vehicle, the vehicle identification number ("VIN") assigned by the vehicle's manufacturer, and the activation and reply codes for the LoJack Unit installed in that vehicle.

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

The SAC controls a network of radio transmitters positioned on sites throughout the coverage area. The SAC accepts stolen vehicle reports from the state law enforcement computer and initiates activations and deactivations of LoJack Units.

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

LoJack's sales force routinely visits franchised new car dealers to educate and train dealership personnel in the benefits of the LoJack System. LoJack's direct marketing efforts emphasize the benefits to the dealers and their customers of the LoJack Unit as a purchase option for new and used car buyers. Like other options, the LoJack Unit can usually be financed conveniently as a part of the purchase price of the vehicle. LoJack uses direct advertising to consumers to generate product awareness and demand.

LoJack also has plans to intensify its efforts to market its products directly to operators of fleet and commercial vehicles.

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

International Operations

The Company also licenses the use of its stolen vehicle recovery system technology in selected international markets. In connection with its efforts to expand outside of the United States, the Company has utilized its stolen recovery vehicle technology to develop the CarSearch Stolen Vehicle Recovery System ("CarSearch"). Unlike the LoJack System currently operational in the United States, CarSearch has the flexibility of operating independent of existing law enforcement communication networks.

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

As of February 28, 1997, the Company had Licensees operating stolen vehicle recovery systems using LoJack's technology in the following countries: the United Kingdom, Slovak Republic, the Czech Republic, Greece, Ecuador, Colombia, Trinidad and Tobago, Hong Kong, Argentina, Russia, Venezuela, South Africa, Kenya and Korea. The Company also has entered into agreements to license the use of LoJack's technology in countries such as Germany, Mexico, Brazil and the Peoples Republic of China. The date for commencement of operations in these countries has not been set, as their ability to operate may be subject to the licensees obtaining certain governmental approval which may be time consuming or may not be obtained, as well as adequate financing. The Company is also pursuing similar agreements for other countries.

Approximately 16% of the Company's revenues in fiscal 1997 were derived from export revenues. These revenues were comprised of product sales and licensing revenues from unaffiliated customers in foreign countries. Approximately 95% of the Company's foreign product sales are covered by letters of credit or require payment in advance from the licensee. (See Note 9 to the Notes to Financial Statements which are included in LoJack's 1997 Annual Report which is filed as
Exhibit 13 hereto.)

Government Regulation and Approval

In 1989, the FCC put into effect a rule change to allocate frequency 173.075 MHz for nationwide use by state and local law enforcement agencies for stolen vehicle recovery systems. Law enforcement agencies in jurisdictions where the Company operates have been granted authority by the FCC to use this frequency for LoJack's stolen vehicle recovery system.

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

If LoJack were to seek to charge more than nominal prices for the Law Enforcement Components, governmental appropriation of funds will be required. Most government agencies have established, by policy, statute or regulation, a process requiring competitive bidding for all acquisitions of products and equipment. This process may cause delay and expense to the Company. To date, the Company has not sought to charge law enforcement agencies more than nominal prices for the Law Enforcement Components, and does not expect to do so in the near future.

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

Patents and Trademarks

LoJack holds United States Patent Nos. 4,818,998 and 4,908,629, which expire in 2006 and 2007, respectively, covering the LoJack System. The Company also holds patents in various countries in Europe, Asia, South America, and North America. Patent protection has also been sought by LoJack in several other countries. Although management believes the patents have value, there can be no assurance such patents will effectively deter others from manufacturing and marketing a stolen vehicle recovery system. LoJack's name and logo are registered trademarks in the United States and many foreign countries.

Competition

Several competitors or potential competitors are marketing or have announced the development of products, including those which are GPS-based, which claim to have stolen vehicle recovery features which may be directly competitive with the LoJack System. To the knowledge of management, none are compatible with the LoJack System and none are proposed to be operated or actively monitored exclusively by law enforcement agencies as is the LoJack System. Additionally, most potential competitors require consumers to pay recurring fees for their service, which LoJack does not.

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

Subcontractors

LoJack has subcontracted the manufacture of the LoJack Units, which is designed for automated production using surface mounted technology, to Motorola, Inc. LoJack believes that several companies have the capability to manufacture LoJack Units using this technology.

LoJack subcontracts with Micrologic, Inc. ("Micrologic") of Waltham, Massachusetts, to perform a substantial portion of the engineering, design and implementation of the LoJack and CarSearch Systems in new jurisdictions as well as to perform certain research and development. LoJack owns all rights in any new developments created by Micrologic as a subcontractor of LoJack.

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

Research and Development

During fiscal years 1997, 1996 and 1995 the approximate amounts spent by LoJack on company-sponsored research and development activities were $518,000, $516,000, and $330,000, respectively.

In December 1995, LoJack Venture Corporation, a wholly owned subsidiary of LoJack and Micrologic entered into a joint venture for the purpose of developing the next generation of the LoJack Unit and other related exploitable technology. LoJack Venture Corporation and Micrologic have equal ownership interests in the joint venture. The joint venture shall own all technology and other intellectual property that is developed by the joint venture or by Micrologic under contract to the joint venture, excluding any improvements on United States Patents held by LoJack. The joint venture has granted LoJack exclusive rights, with the right to sublicense, to make, use and sell all products relating to the next generation of the LoJack Unit ("LJU III") in exchange for certain royalty payments based on the number of units sold. The technology contemplated by the joint venture, the LJU III, is currently undergoing production validation testing. Barring any unforeseen delays, the Company estimates that this product could be ready for manufacturing by year end, although the Company can give no assurances concerning the timing of commercial introduction of the LJU III or its potential commercial success.

Employees

As of May 21, 1997, the Company and its subsidiaries had a total of 377 full-time employees.

Executive Officers of the Registrant

There is incorporated herein by reference the information concerning C. Michael Daley, who is Chairman of the Board, Chief Executive Officer and Treasurer of the Company, from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 16, 1997, under the headings "Proposal No. 1 - Election of Directors" and "Board of Directors." Information concerning the Company's other executive officers is set forth below.

        Name                      Age                  Title
        ----                      ---                  -----

        Joseph F. Abely           44                   President and Chief Operating Officer

        William R. Duvall         45                   Senior Vice President (Operations and Technical Development)

        Peter J. Conner           56                   Vice President (Government Relations)

        Kevin M. Mullins          42                   Vice President (Sales and Marketing)


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

ITEM 2 - PROPERTIES

The Company's executive offices are located at 333 Elm Street, Dedham, Massachusetts, under a lease for such space expiring in May 2001. In addition, the Company leases various facilities in Massachusetts, New Jersey, Michigan, California, Illinois, Georgia, Virginia, Florida and Texas under operating leases whose terms expire from 1998 to 2002. The leases contain renewal options ranging from two to five years. Because the Company's operations do not require any special facilities, the Company does not anticipate any difficulty in finding space adequate for its purposes at reasonable rates.

ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section entitled "Market for Registrant's Common Equity and Related Stockholder Matters" on the inside front cover of the Company's 1997 Annual Report, which is filed herewith as Exhibit 13.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the section entitled "Selected Financial Data" on page 4 of the Company's 1997 Annual Report, which is filed herewith as Exhibit 13.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," pages 5 through 8 of the Company's 1997 Annual Report, which is filed herewith as Exhibit 13.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the consolidated financial statements of the Company (including the notes thereto) and the auditors' report thereon appearing on pages 9 through 19 of the Company's 1997 Annual Report, which is filed herewith as Exhibit 13.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to Item 401(b), the information required by this item concerning executive officers, including certain information incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement concerning C. Michael Daley, who is also Chairman of the Board, Chief Executive Officer and Treasurer of the Company, is set forth in Part I, Item 1 under the heading "Executive Officers of the Registrant" and information concerning Directors, including Mr. Daley, is incorporated by reference to the sections entitled "Proposal No. 1 - Election of Directors" and "Board of Directors" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held July 16, 1997.

There is incorporated herein by reference to the discussion under "Principal and Management Stockholders - Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held July 16, 1997 the information with respect to any delinquent filings of reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 16, 1997 under the heading "Executive Compensation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 16, 1997 under the heading "Principal and Management Stockholders."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)     The following documents are included as part of this report:

                (1)  Financial Statements

                         The following financial statements of the Company and
                the independent auditors' report are incorporated by reference to the Company's 1997 Annual Report:

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

3A. Restated Articles of Organization (incorporated by reference to exhibit 3A filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (the "1994 Form 10-K"))
3B. Amended By-Laws (incorporated by reference to exhibit 3B filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1992 (the "1992 Form 10-K"))
4A. Specimen Share Certificate (incorporated by reference to exhibit 4A to File No. 2-74238-B)
4A1. Amended Specimen Share Certificate (incorporated by reference to exhibit 4B to File No. 2-98609)
10A. Volume Assembly Contract with Micrologic, Inc. (incorporated by reference to exhibit 10I to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1986 (the "1986 Form 10-K"))
10B. Supply Agreement with Motorola (incorporated by reference to exhibit 10J to the 1986 Form 10-K)
10C. Agreement with the City of Los Angeles dated March 9, 1989 (incorporated by reference to exhibit 10K to File No. 33-27457)
10D. Contract between the State of Michigan and LoJack Corporation dated as of April 24, 1989 (incorporated by reference to exhibit 10O filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (the "1990 Form 10-K"))
10E. Agreement between LoJack Corporation and the Illinois State Police dated as of August 23, 1990 (incorporated by reference to exhibit 10P to the 1990 Form 10-K)
10F.++ 1985 Non-Qualified Stock Option Plan, as amended (incorporated by reference to exhibit 10F to 1992 Form 10-K)
10G.++ Directors' Compensation Plan (incorporated by reference to exhibit 10G to 1992 Form 10-K)
10H.++ LoJack Corporation Restated and Amended Stock Incentive Plan (incorporated by reference to Exhibit 10H to the 1994 Form 10-K)
10I.++ Amendment Number One to Restated and Amended Stock Incentive Plan (incorporated by reference to Exhibit 10ss filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996 (the "1996 Form 10-K"))
10J.*++ Amendment Number Two to Restated and Amended Stock Incentive Plan
10K. Form of Agreement with respect to options granted to certain officers and employees (incorporated by reference to exhibit 10H to File No. 33-27457)
10L. Lease Agreement LoJack Sector Activation System dated February 23, 1988 between Recovery Systems, Inc. and the Florida Department of Motor Vehicles (incorporated by reference to exhibit 10K to 1992 Form 10-K)
10M. Accepted Proposal by LoJack Corporation to the Massachusetts Department of Public Safety (incorporated by reference to exhibit 10F to File No. 2-74238-B)
10N. Lease Agreement between Auto Recovery Systems, Inc. and the State of New Jersey dated July 31, 1989 (incorporated by reference to exhibit 10M to 1992 Form 10-K)
10O. Loan Agreement dated December 10, 1993 among The First National Bank of Boston and LoJack Corporation, LoJack Midwest Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc. and CarSearch Corporation (incorporated by reference to Exhibit 10N to the 1994 Form 10-K)
10P. Lease Agreement Number VA-901212-LOJ between LoJack Corporation and the Commonwealth of Virginia dated September 17, 1991 (incorporated by reference to exhibit 10W to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (the "1993 Form 10-K"))
10Q. Lease Agreement between LoJack Corporation and the State of Georgia Department of Public Safety dated June 6, 1991 (incorporated by reference to exhibit 10X to 1993 Form 10-K)
10R.++ Form of Senior Management Option (incorporated by reference to exhibit 10Z to 1993 Form 10-K)
10S. License, Trademark and Supply Agreement dated July 16, 1992, by and between Carsearch Corporation, a subsidiary of LoJack Corporation, and Secar, Ltd. Kutuzovovn, Bratislava, Czechoslovakia (incorporated by reference to exhibit 10aa to 1993 Form 10-K)
10T. Patent License and Ancillary Know-How Agreement dated December 30, 1991, and Second Amendment (relating to the Patent, License and Know-How Agreement of December 30, 1991), dated January 29, 1993, (the Second Amendment incorporates by reference the First Amendment to the Patent, License and Know-How Agreement dated April 27, 1992 which is superseded), each by and between LoJack Corporation and Stolen Vehicle Recovery Systems Limited, Aylesbury, Buckingham, UK (incorporated by reference to exhibit 10bb to 1993 Form 10-K)
10U. Agreement dated January 21, 1994 between the New York Division of State Police and LoJack Corporation (incorporated by reference to Exhibit 10aa to the 1994 Form 10-K)
10V. Memorandum of Understanding dated July 29, 1993 with the District of Columbia Metropolitan Police Department (incorporated by reference to
        Exhibit 10cc filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (the "1995 Form 10-K"))
10W. Memorandum of Understanding dated February 28, 1994 with Rhode Island State Police (incorporated by reference to Exhibit 10dd to the 1995 Form 10-K)
10X. Contract dated July 15, 1993 with the State of Connecticut (incorporated by reference to Exhibit 10ee to the 1995 Form 10-K)
10Y. License, Trademark, and Supply Agreement dated August 10, 1993 between CarSearch Corporation and Vehicles Security Resources Limited, Nassau, Bahamas (incorporated by reference to Exhibit 10ii to the 1995 Form 10-
        K)
10Z. License, Trademark, and Supply Agreement dated August 23, 1993 between CarSearch Corporation and MaxRich Consultants, Ltd., Kowloon, Hong Kong (incorporated by reference to Exhibit 10jj to the 1995 Form 10-K)
10aa. License, Trademark, and Supply Agreement dated April 15, 1994 between CarSearch Corporation and Triones Taiwan Co., Ltd., Taichung, Taiwan, R.O.C. (incorporated by reference to Exhibit 10ll to the 1995 Form 10-K)
10bb. Patent, License, Trademark, and Supply Agreement dated October 4, 1994 between LoJack International Corporation, a subsidiary of LoJack Corporation, and Sucess Trading, S.A., Buenos Aires, Argentina (incorporated by reference to Exhibit 10mm to the 1995 Form 10-K)
10cc. License, Trademark, and Supply Agreement dated October 13, 1994 between LoJack International Corporation and Tracker Vehicle Location Systems
        (PTY) Ltd., Cape Town, South Africa (incorporated by reference to
        Exhibit 10nn to the 1995 Form 10-K)
10dd. License and Ancillary Know-How Agreement dated October 1, 1995 between LoJack International Corporation and Detektor, Bad Homburg, Germany (incorporated by reference to Exhibit 10oo to the 1996 Form 10-K)
10ee. Patent License and Ancillary Know-How Agreement dated November 30, 1994 between LoJack International Corporation and LoJack Italia, Bologna, Italy (incorporated by reference to Exhibit 10pp to the 1995 Form 10-K)
10ff. License and Supply Agreement dated April 25, 1995 between LoJack International Corporation and United States Consolidated Technologies Corporation (incorporated by reference to Exhibit 10qq to the 1995 Form 10-K)
10gg. Second Amendment to Loan Agreement dated as of February 20, 1996 among The First National Bank of Boston and LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc. and LoJack Holdings Corporation (incorporated by reference to Exhibit 10tt to the 1996 Form 10-K)
10hh. Amended and Restated Revolving Credit and Term Note dated as of February 20, 1996 in the amount of $7,500,000 made by LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc. and LoJack Holdings Corporation payable to the order of The First National Bank of Boston (incorporated by reference to Exhibit 10mm to the 1996 Form 10-K)
10ii. Trademark and Supply Agreement dated August 15, 1995 between LoJack International and CarTrack Kenya Limited, Nairobi, Kenya (incorporated by reference to Exhibit 10yy to the 1996 Form 10-K)
10jj.* Third Amendment to Loan Agreement dated as of October 31, 1996 among The First National Bank of Boston and LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdings Corporation and LoJack Venture Corporation
10kk.* Second Amended and Restated Revolving Credit and Term Note dated as of October 31, 1996 in the amount of $7,500,000 made by LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdings Corporation and LoJack Venture Corporation
10ll.* Fourth Amendment to Loan Agreement dated as of February 28, 1997 among The First National Bank of Boston and LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdiackngs Corporation, LoJ Venture Corporation, LoJack of Pennsylvania, Inc. and LoJack FSC, Ltd.
10mm.* Third Amended and Restated Revolving Credit and Term Note payable to the order of The First National Bank of Boston dated as of February 28, 1997 in the amount of $7,500,000 made by LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdings Corporation, LoJack Venture Corporation, LoJack of Pennsylvania, Inc. and LoJack FSC, Ltd.
10nn.* License, Trademark and Supply Agreement dated September 10, 1996 between LoJack International and S1 Corporation, Seoul, Korea
10oo.* Agreement dated September 1, 1996 between LoJack Corporation and the Texas Department of Public Safety
10pp.* Agreement between Commonwealth of Pennsylvania, Pennsylvania State Police and LoJack Corporation dated May 14, 1996
10qq.* Agreement between the Maryland Department of State Police and LoJack Corporation dated November 8, 1996
10rr.* Joint Venture Agreement dated as of December 1, 1995 by and between LoJack Venture Corporation and Micrologic, Inc.
10ss.* License Agreement dated as of December 1, 1995, between SCT Development Venture and LoJack Corporation
10tt.* Development Agreement dated as of December 1, 1995 by and between SCT Development Venture and Micrologic, Inc.
11.*    Statement re:  Computation of per share earnings
13.*    1997 Annual Report to Stockholders

21.*   Subsidiaries of the Registrant
23.*   Consent of Deloitte & Touche LLP
27.*   Financial Data Schedule
99. "Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995 (incorporated by reference to Exhibit 99 to the 1996 Form 10-K)


-----------------------------
*  Indicates an exhibit which is filed herewith.
++ Indicates an exhibit which constitutes an executive compensation plan.


       (b)    Reports on Form 8-K:
       No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Dedham, Commonwealth of Massachusetts, on the 21st day of May 1997.

                                      LOJACK CORPORATION
                                      (Registrant)


                                      BY: /s/ C. Michael Daley
                                         ---------------------------------------
                                         C. Michael Daley
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the date indicated.


Signature                  Capacity                               Date
---------                  --------                               ----

/s/ C. Michael Daley       Director, Chairman, Chief              May 21, 1997
--------------------       Executive Officer, and Treasurer
C. Michael Daley           (Principal Executive Officer)


/s/ Robert J. Murray       Director                               May 21, 1997
--------------------
Robert J. Murray


/s/ James A. Daley         Director                               May 21, 1997
------------------
James A. Daley


/s/ Harold W. Shad, III    Director                               May 21, 1997
-----------------------
Harold W. Shad, III


/s/ Lee T. Sprague         Director                               May 21, 1997
------------------
Lee T. Sprague


/s/ Larry C. Renfro        Director                               May 21, 1997
-------------------
Larry C. Renfro


/s/ Joseph F. Abely        President and Chief Operating          May 21, 1997
-------------------        Officer (Principal Financial
Joseph F. Abely            and Accounting Officer)


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


Independent Auditors' Report Relating to the Financial Statement Schedule.. F-1

Schedule II - Valuation and Qualifying Accounts............................ F-2

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of LoJack Corporation:

We have audited the consolidated financial statements of LoJack Corporation and subsidiaries as of February 28, 1997 and February 29, 1996, and for each of the three years in the period ended February 28, 1997, and have issued our report thereon dated April 18, 1997; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of LoJack Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Boston, Massachusetts
April 18, 1997

                                                                     SCHEDULE II

LOJACK CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
--------------------------------------------------------------------------------

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

ALLOWANCE FOR DOUBTFUL
 ACCOUNTS:
  For the year ended:
   February 28, 1997                   $395,202       $223,384        $ (65,144) (1)     $553,442
                                       ========       ========        =========          ========

   February 29, 1996                   $193,381       $230,942        $ (29,121) (1)     $395,202
                                       ========       ========        =========          ========

   February 28, 1995                   $109,097       $117,831        $ (33,547) (1)     $193,381
                                       ========       ========        =========          ========



WARRANTY RESERVE:
  For the year ended:
   February 28, 1997                   $324,813       $371,275        $(307,409)         $388,679
                                       ========       ========        =========          ========

   February 29, 1996                   $223,509       $267,036        $(165,732)         $324,813
                                       ========       ========        =========          ========

   February 28, 1995                   $191,479       $134,732        $(102,702)         $223,509
                                       ========       ========        =========          ========

(1) Net accounts written off.