Form 10-Q
period 1997-05-31
LOJACK CORP
filed 1997-07-15
CIK 355777

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
----- 1934

For the quarterly period ended May 31, 1997
                               ------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF ----- 1934


For the transition period from ______________ to _______________.

Commission File Number 2-74238-B

                               LOJACK CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                            04-2664794
-------------                                            ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

333 Elm Street               Dedham, Massachusetts               02026
----------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)

                                  617-326-4700
                                  ------------
              (Registrant's telephone number, including area code)


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

              YES X            NO
                 ---             ---

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES    NO
                         ---   ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
There were 18,985,241 shares issued and outstanding of $.01 par value, common stock, as of July 11, 1997.

                       LOJACK CORPORATION AND SUBSIDIARIES
                                      INDEX

Part I.  Financial Information                                              PAGE
                                                                            ----
 Item 1. Financial Statements
         Consolidated Balance Sheets, May 31, 1997
           and February 28, 1997..........................................    1

         Consolidated Statements of Operations:
           Three Months Ended May 31, 1997 and  1996......................    2

         Consolidated Statements of Cash Flows:
           Three Months Ended May 31, 1997 and 1996.......................    3

         Notes to Consolidated Financial Statements.......................    4

 Item 2. Management's Discussion and Analysis of Results
             of Operations and Financial Condition........................    5

Part II. Other Information................................................    8
         Item 6. Exhibits and Reports on Form 8-K

         Signatures.......................................................    9

         Exhibit 11.......................................................   10

         Exhibit 27.......................................................   11

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                     MAY 31             FEBRUARY 28
                                                                      1997                  1997
                                                                  (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents...........................................  $ 12,438,907           $ 14,671,700
Short-term investments.........................................     1,600,000              1,600,000
Accounts receivable - net......................................     7,160,071              7,430,491
Inventories....................................................     3,233,268              3,745,473
Prepaid expenses and other.....................................       153,020                153,812
Deferred income taxes..........................................     1,531,507              1,525,010
                                                                 ------------           ------------
Total current assets...........................................    26,116,773             29,126,486

PROPERTY AND EQUIPMENT - Net...................................     9,314,306              8,722,950

OTHER ASSETS - Net.............................................       305,171                315,707
                                                                 ------------           ------------
TOTAL..........................................................  $ 35,736,250           $ 38,165,143
                                                                 ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease
   obligations.................................................       736,733                693,553
Accounts payable...............................................     2,563,191              2,842,186
Accrued and other liabilities..................................       857,895                847,984
Deposits.......................................................       392,060                749,020
Current portion of deferred revenue............................       998,963                985,301
Accrued compensation...........................................       541,470                837,953
Accrued taxes..................................................     1,287,680                287,473
                                                                 ------------           ------------
     Total current liabilities.................................     7,377,992              7,243,470

DEFERRED REVENUE...............................................     2,301,955              2,149,524

DEFERRED INCOME TAXES..........................................       733,478                770,143

CAPITAL LEASE OBLIGATIONS......................................       763,831                781,817

COMMITMENTS AND CONTINGENCIES..................................

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; authorized,
  35,000,000 shares; issued, 21,999,701 and
  21,985,091 at May 31, 1997 and
  February 28, 1997, respectively..............................       219,997                219,851
Additional paid-in-capital.....................................    57,615,201             57,539,986
Deficit........................................................    (2,074,738)            (4,335,990)
Treasury stock, at cost, 3,065,500
 and 2,569,500 shares of common stock at
 May 31, 1997 and February 28, 1997,
 respectively..................................................   (31,201,466)           (26,203,658)
                                                                 ------------           ------------
      Total stockholders' equity ..............................    24,558,994             27,220,189
                                                                 ------------           ------------
TOTAL..........................................................  $ 35,736,250           $ 38,165,143
                                                                 ============           ============


See notes to consolidated financial statements.


                                      (1)

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                THREE MONTHS ENDED
                                                                    (Unaudited)
                                                        MAY 31,                     MAY 31,
                                                         1997                        1996
                                                     -------------               -------------
Revenues.........................................    $18,558,153                  $15,005,326
Cost of goods sold...............................      8,560,794                    6,932,418
                                                     -------------               -------------

Gross margin.....................................      9,997,359                    8,072,908
                                                     -------------               -------------

Costs and expenses:
Systems costs and research and
   development...................................        342,314                      347,173
Marketing........................................      3,934,724                    3,174,947
General and administrative.......................      1,780,446                    1,409,031
Depreciation and amortization....................        395,928                      356,091
                                                     -------------               -------------
Total............................................      6,453,412                    5,287,242
                                                     -------------               -------------
Operating income ................................      3,543,947                    2,785,666
                                                     -------------               -------------

Interest income..................................        184,438                      423,166
Interest expense.................................        (21,131)                     (34,542)
                                                     -------------               -------------
Total............................................        163,307                      388,624
Income before provision                              -------------               -------------
 for income taxes................................      3,707,254                    3,174,290
Provision for income taxes.......................      1,446,000                    1,238,000
                                                     -------------               -------------
Net income ......................................    $ 2,261,254                  $ 1,936,290
                                                     =============               =============

Earnings per share:..............................    $      0.11                  $      0.08
                                                     =============               =============

Common shares and equivalents....................     20,449,384                   23,287,259
                                                     =============               =============


See notes to consolidated financial statements.

                                      (2)

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              THREE MONTHS ENDED
                                                                                        MAY 31,               MAY 31,
                                                                                         1997                  1996
                                                                                   ----------------      ---------------
                                                                                      (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net income..................................................................           $2,261,254           $1,936,290
Adjustments to reconcile net
  income to net cash used for
   operating activities:
     Depreciation and
       amortization.........................................................              646,869              560,554
     Deferred taxes.........................................................              (43,162)           1,100,000
     Increase (decrease) in
       cash from changes in
       assets and liabilities:
     Accounts receivable - net..............................................              270,420           (1,230,767)
     Inventories............................................................              512,205             (265,273)
     Prepaid expenses and other.............................................                  792                3,957
     Other assets...........................................................                7,976               (8,508)
     Accounts payable.......................................................             (278,995)             321,904
     Accrued and other
       liabilities..........................................................              522,766             (271,365)
                                                                              --------------------  -------------------
Total adjustments...........................................................            1,638,871              210,502
                                                                              --------------------  -------------------
Net cash provided by operating
     activities.............................................................            3,900,125            2,146,792
                                                                              --------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property
     and equipment - net....................................................             (941,385)            (290,499)
                                                                              --------------------  -------------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
Issuance of common stock....................................................               75,361              292,252
Repayment of debt...........................................................             (269,086)            (262,367)
Repurchase of common stock..................................................           (4,997,808)            (193,750)
                                                                              --------------------  -------------------
Net cash used for
     financing activities...................................................           (5,191,533)            (163,865)
                                                                              --------------------  -------------------

(DECREASE) INCREASE IN CASH
     AND EQUIVALENTS........................................................           (2,232,793)           1,692,428

BEGINNING CASH AND EQUIVALENTS..............................................           14,671,700           31,630,663
                                                                              --------------------  -------------------
ENDING CASH AND EQUIVALENTS.................................................          $12,438,907          $33,323,091
                                                                              ====================  ===================

See notes to consolidated financial statements.

                                      (3)

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements and notes do not include all of the disclosures made in the Company's Annual Report to Stockholders, which should be read in conjunction with these statements. Certain fiscal 1997 amounts have been reclassified to conform with the fiscal 1998 presentation. In the opinion of the Company, the statements include all adjustments necessary for a fair presentation of the quarterly results and any and all such adjustments were of a normal recurring nature.

2. The results of operations for the three months ended May 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

3.   Supplemental cash flow information:
     Cash paid for interest for the three months ended May 31, 1997 and 1996 was $40,628 and $34,542, respectively. Cash paid for income taxes for the three months ended May 31, 1997 was $ 480,500 and $232,173, respectively.

4.   Earnings per share:
     Earnings per share has been computed by dividing net earnings by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect. Fully diluted and primary earnings per share were the same for the three months ended May 31, 1997 and 1996.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" which will become effective during the fourth quarter of fiscal 1998. SFAS No. 128 replaces the presentation of primary earnings per share with basic earnings per share, which excludes dilution, and requires the dual presentation of basic and diluted earnings per share. Had the Company used SFAS No. 128, the Company's basic earnings per share on a proforma basis would have been $.12 and $.09 for the three months ended May 31, 1997 and 1996, respectively. Diluted earnings per share would have been the same as the earnings per share presented in the consolidated financial statements.

                                      (4)

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three months ended May 31, 1997 ("fiscal 1998) versus three months ended May 31, 1996 ("fiscal 1997")

Revenues for the three months ending May 31, 1997 ("first quarter of fiscal 1998") increased by $3,553,000, or 24%, to $18,558,000 from $15,005,000 for the same period a year earlier. Revenues from domestic markets contributed $618,000 of the increase and international revenues contributed $2,935,000. The increase in domestic revenues resulted from an increase in overall LoJack Unit sales offset partially by the absence of LoJack Units sold through dealers and direct-to-consumers in connection with several promotional activities which ran in several markets during the first quarter of fiscal 1997. The increase in international revenues resulted primarily from an increase in the sale of LoJack Units and related products to existing licensees, the final license fees and remaining shipments from the initial orders of two licensees who began operations in the latter part of fiscal 1997, and the initial license fee from an agreement to license the company's technology in Germany.

Cost of goods sold for the first quarter of fiscal 1998 and 1997 remained constant at 46% of revenues. Domestically, cost of goods sold remained stable for both periods at 45% of related revenues. The positive effect on cost of goods sold of lower domestic alarm sales and absence of certain promotions as compared to a year ago was offset by start-up costs of the new markets of Maryland, Pennsylvania, and Texas ("New Markets"), as well as lower direct-to-consumer sales which have a higher gross margin. International cost of goods sold decreased to 49% of related revenues during the first quarter of fiscal 1998 as compared to 57% of related revenues for the same period a year ago as the result of the increase of non-recurring license fees and component sales in the mix of revenues which have a higher gross margin as compared to the lower gross margin sales of LoJack Units to foreign licensees.

Systems costs and research and development expense decreased by $5,000 to $342,000 for the three months ended May 31, 1997 from $347,000 for the same period a year earlier. A decrease in system maintenance costs in the existing markets was offset by an increased in system operating costs related to the start-up of the New Markets. Research and development expense remained constant for both periods.

Marketing expense increased by $760,000 to $3,935,000 for the three months ended May 31, 1997 from $3,175,000 for the same period a year earlier. Marketing expense remained constant for both periods at 21% of revenues. The increase in marketing expense was related primarily to an increase in spending on advertising, personnel and other costs related to the start-up of the New Markets.

General and administrative expense increased by $371,000 to $1,780,000 for the first quarter of fiscal 1998 from $1,409,000 for the same period a year ago. This increase is related primarily to increase in general and administrative salaries, rent, and telephone expense related to the start-up of New Markets.

Depreciation expense increased by $40,000 for the first quarter of fiscal 1998 to $396,000 from $356,000 for the same period a year ago. This increase is related to depreciation expense on LoJack System and related equipment in the New Markets, and on additions of certain computer equipment and software in the existing markets offset by equipment in certain older markets becoming fully depreciated.

Interest income decreased by $239,000 to $184,000 for the first quarter of fiscal 1998 as compared with $423,000 for the same period a year ago primarily as the result of the decrease in cash balances available for investment.

                                      (5)

Interest expense decreased by $13,000 to $21,000 for the first quarter of fiscal 1998 from $34,000 for the same period a year earlier as the result of a decrease in interest expense on capital leases for installation vehicles as compared to a year earlier.

Provision for income taxes remained constant at 39% of income before provision for income taxes for the first quarter of fiscal 1998 and 1997 resulting in provisions of $1,446,000 and $1,238,000, respectively, for the two periods.

As a result of the foregoing, net income for the first quarter of fiscal 1998 was $2,261,000, an increase of $325,000 of net income for the same period a year earlier of $1,936,000.



Liquidity and Capital Resources

In the first quarter of fiscal 1998 cash and equivalents decreased by $2,233,000. Cash flow from operations was $3,900,000, cash flow used for investing activities was $941,000 and cash flow used for financing purposes was $5,192,000. Cash flow from operations of $3,900,000 included net income of $2,261,000, non-cash adjustments to net income of $604,000, and changes in assets and liabilities of $1,035,000. The cash flow from changes in assets and liabilities include an increase in accrued and other liabilities of $523,000 primarily as the result of an increase in accrued federal and state income taxes offset by a decrease in deposits and accrued compensation, a decrease in inventory of $512,000 primarily related to the sale of international inventory which was on hand at February 28, 1997, and a decrease in accounts payable of $279,000 primarily related to purchases of international inventory outstanding at February 28, 1997. A decrease of $270,000 in accounts receivable was the result of an increase in domestic receivables of $231,000 which resulted from both an increase in domestic revenues in the first quarter of fiscal 1998 as compared with the fourth quarter of fiscal 1997 offset by improved domestic collections, as well as a decrease in international receivables of $501,000 resulting from the timing of certain international equipment and product shipments and collections.

As of May 31 ,1997 the Company had existing working capital of $18,739,000. The Company believes that it can meet its anticipated capital and operating requirements for the remainder of fiscal 1998 using existing working capital, cash flow from operations, and if necessary, the Company's existing $7,500,000 line of credit.

The Company is presently pursuing expansion efforts in several additional domestic jurisdictions. The Company expects that, pending receipt of necessary governmental approvals, certain of these potential expansion markets may become operational during fiscal 1998. The Company plans to fund these expansions as well as other capital expenditures during fiscal 1998 using existing working capital, cash flow from operations, or the line of credit. The Company expects that it will spend approximately $2,000,000 (excluding assets purchased under capital lease agreements) during the remainder of fiscal 1998 including an investment to upgrade the Company's information systems.

The Company repurchased an additional 496,000 shares of its common stock during the three months ended May 31, 1997 for $4,997,808. Total cumulative common shares repurchased under the Company's stock repurchase program was 3,065,500 as of May 31, 1997. The Company intends to continue to repurchase shares of its common stock in open market transactions, from time to time, depending upon the price of the stock. As of May 31, 1997 there are 2,134,500 additional common shares authorized for repurchase under the Company's existing repurchase program.

                                      (6)

The Company's expansion to additional international markets is achieved through licensing agreements and has not in the past required capital investment on the part of the Company. The Company currently has no plans to change this practice.

The Company is also continuing to explore possible investment opportunities, including , but not limited to, possible acquisitions of, or investments in, other companies.


Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involve risk and uncertainties. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning characteristics and growth of the Company's objectives and plans for future operations and the Company's expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company's products and services, the rate of growth in the industries of the Company's customers; the presence of competitors with greater technical, marketing and financial resources; the Company's ability to promptly and effectively respond to technological change to meet evolving customer needs; capacity and supply constraints or difficulties; and the Company's ability to successfully integrate new operations. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning the Company, reference is made to Exhibit 99 of the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996.

                                      (7)

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

                                      (8)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      July 15 1997                            /s/ C. Michael Daley
      ------------                            --------------------
      Date                                    C. Michael Daley
                                              Chief Executive Officer


      July 15 1997                            /s/ Joseph F. Abely
      ------------                            -------------------
      Date                                    President and Chief
                                              Operating Officer
                                              (Principal Financial Officer)

                                      (9)