Form 10-Q
period 1997-08-31
LOJACK CORP
filed 1997-10-14
CIK 355777

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--
      SECURITIES ACT OF 1934

For the quarterly period ended   August 31, 1997
                                ----------------
___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURTIES ACT OF 1934

For the transition period from ______________  to _______________.

Commission File Number 2-74238-B

                              LOJACK CORPORATION
                              ------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                      04-2664794
-------------                                      ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)

333 Elm Street    Dedham, Massachusetts                  02026
--------------------------------------------------------------
(Address of principal executive offices)             (Zip code)

                                 617-326-4700
                                 ------------
             (Registrant's telephone number, including area code)

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
There were 19,104,501 shares issued and outstanding of $.01 par value, common stock, as of October 14, 1997.

                      LOJACK CORPORATION AND SUBSIDIARIES
                                     INDEX



     Part I.  Financial Information                                                    PAGE
                                                                                       ----

     Item 1. Financial Statements

          Consolidated Balance Sheets, August 31, 1997
            and February 28, 1997.............................................            1
          Consolidated Statements of Operations:
            Three Months Ended August 31, 1997 and  1996......................            2
            Six Months Ended August 31, 1997 and 1996.........................            3

          Consolidated Statements of Cash Flows:
            Six Months Ended August 31, 1997 and 1996.........................            4

          Notes to Consolidated Financial Statements..........................            5

     Item 2. Management's Discussion and Analysis of Results
                  of Operations and Financial Condition.......................            6

     Part II. Other Information...............................................            9

     Item 6. Exhibits and Reports on Form 8-K

          Signatures..........................................................           10

          Exhibit 11..........................................................           11

          Exhibit 27..........................................................           12


LO JACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                                                        AUGUST 31,            FEBRUARY 28,
                                                                                           1997                 1997
                                                                                        (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents ...........................................................        $ 13,340,398         $ 14,671,700
Short-term investments .........................................................           1,600,000            1,600,000
Accounts receivable - net ......................................................           8,455,814            7,430,491
Inventories ....................................................................           4,046,519            3,745,473
Prepaid expenses and other .....................................................             149,164              153,812
Deferred income taxes ..........................................................           1,549,782            1,525,010
                                                                                        ------------         ------------
   Total current assets ........................................................          29,141,677           29,126,486

PROPERTY AND EQUIPMENT - Net ...................................................           9,856,955            8,722,950

OTHER ASSETS - Net .............................................................             295,543              315,707
                                                                                        ------------         ------------
TOTAL ..........................................................................        $ 39,294,175         $ 38,165,143
                                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease
   obligations .................................................................        $  1,108,350         $    693,553
Accounts payable ...............................................................           2,977,450            2,842,186
Accrued and other liabilities ..................................................             624,295              847,984
Deposits .......................................................................             150,236              749,020
Current  portion of deferred revenue ...........................................           1,057,081              985,301
Accrued compensation ...........................................................             649,056              837,953
Accrued income taxes ...........................................................           1,137,382              287,473
                                                                                        ------------         ------------
     Total current liabilities .................................................           7,703,850            7,243,470

DEFERRED REVENUE ...............................................................           2,538,564            2,149,524

DEFERRED INCOME TAXES ..........................................................             660,748              770,143

CAPITAL LEASE OBLIGATIONS ......................................................             580,823              781,817

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $ 01 par value; authorized, 35,000,000 shares; issued, 22,153,801 and 21,985,091 at August 31, 1997 and
  February 28, 1997, respectively ..............................................             221,538              219,851
Additional paid-in-capital .....................................................          58,347,980           57,539,986
Retained earnings (deficit) ....................................................             442,138           (4,335,990)
Treasury stock, at cost, 3,065,500 and 2,569,500 shares of common stock at
 August 31, 1997 and February 28, 1997,
 respectively ..................................................................         (31,201,466)         (26,203,658)
                                                                                        ------------         ------------
      Total stockholders' equity ...............................................          27,810,190           27,220,189
                                                                                        ------------         ------------
TOTAL ..........................................................................        $ 39,294,175         $ 38,165,143
                                                                                        ============         ============

See notes to consolidated financial statements.

                                      (1)

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED
                                                 (Unaudited)
                                      AUGUST 31,             AUGUST 31,
                                         1997                   1996

Revenues .....................        $ 18,744,847         $ 15,909,555
Cost of goods sold ...........           8,284,487            7,050,953
                                      ------------         ------------

Gross margin .................          10,460,360            8,858,602
                                      ------------         ------------

Costs and expenses:
Systems costs and research and
   development ...............             255,628              182,208
Sales and marketing ..........           4,242,534            3,298,788
General and administrative ...           1,681,380            1,581,837
Depreciation and amortization              408,166              354,592
                                      ------------         ------------
Total ........................           6,587,708            5,417,425
                                      ------------         ------------
Operating income .............           3,872,652            3,441,177
                                      ------------         ------------

Interest income ..............             244,785              449,154
Interest expense .............             (48,452)             (31,607)
Other income .................              47,889                9,614
                                      ------------         ------------

Total ........................             244,222              427,161
                                      ------------         ------------
Income before provision
 for income taxes ............           4,116,874            3,868,338
Provision for income taxes ...           1,600,000            1,508,000
                                      ------------         ------------
Net income ...................        $  2,516,874         $  2,360,338
                                      ============         ============

Earnings per share: ..........              $ 0.12               $ 0.10
                                      ============         ============

Common shares and equivalents           20,766,211           23,081,958
                                      ============         ============

See notes to consolidated financial statements.

                                      (2)

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                             SIX MONTHS ENDED
                                               (Unaudited)
                                       AUGUST 31,           AUGUST 31,
                                          1997               1996

Revenues .....................        $ 37,303,000         $ 30,914,881
Cost of goods sold ...........          16,845,281           13,983,371
                                      ------------         ------------

Gross margin .................          20,457,719           16,931,510
                                      ------------         ------------

Costs and expenses:
Systems costs and research and
   development ...............             597,942              529,382
Sales and marketing ..........           8,177,258            6,473,735
General and administrative ...           3,461,832            2,990,868
Depreciation and amortization              804,093              710,684
                                      ------------         ------------
Total ........................          13,041,125           10,704,669
                                      ------------         ------------

Operating income .............           7,416,594            6,226,841
                                      ------------         ------------

Interest income ..............             429,224              872,319
Interest expense .............             (89,080)             (66,926)
Other income .................              67,390               10,392
                                      ------------         ------------
Total ........................             407,534              815,785
                                      ------------         ------------
Income before provision
 for income taxes ............           7,824,128            7,042,626
Provision for income taxes ...           3,046,000            2,746,000
                                      ------------         ------------
Net income ...................        $  4,778,128         $  4,296,626
                                      ============         ============

Earnings per share: ..........        $       0.23         $       0.18
                                      ============         ============

Common shares and equivalents           20,607,729           23,184,376
                                      ============         ============

See notes to consolidated financial statements.

                                      (3)

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    SIX MONTHS ENDED
                                            AUGUST 31,            AUGUST 31,
                                               1997                  1996
                                         ------------------    ------------------
                                            (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net income ..........................        $  4,778,128         $  4,296,626
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
     Depreciation and
       amortization .................           1,266,883            1,142,701
     Deferred taxes .................            (134,167)           2,216,000
     Increase (decrease) in
       cash from changes in
       assets and liabilities:
     Accounts receivable -net .......          (1,025,323)          (2,044,805)
     Inventories ....................            (301,046)               4,068
     Prepaid expenses and other .....               4,648             (129,564)
     Other assets ...................              (2,930)              (7,251)
     Accounts payable ...............             135,264              697,588
     Accrued and other
       liablities ...................             299,357             (361,290)
                                             ------------         ------------
Total adjustments ...................             242,686            1,517,447
                                             ------------         ------------
Net cash provided by operating
  activities ........................           5,020,814            5,814,073
                                             ------------         ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property
     and equipment -net .............          (1,570,108)            (558,588)
                                             ------------         ------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
Issuance of common stock ............             809,681              402,292
Repayment of debt ...................            (593,881)            (537,431)
Repurchase of common stock ..........          (4,997,808)          (4,858,439)
                                             ------------         ------------
Net cash used for
  financing activities ..............          (4,782,008)          (4,993,578)
                                             ------------         ------------

(DECREASE) INCREASE IN CASH
     AND EQUIVALENTS ................          (1,331,302)             261,907

BEGINNING CASH AND EQUIVALENTS ......          14,671,700           31,630,663
                                             ------------         ------------
ENDING CASH AND EQUIVALENTS .........        $ 13,340,398         $ 31,892,570
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

2. The results of operations for the three and six months ended August 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

3. Supplemental cash flow information:
   Cash paid for interest for the six months ended August 31, 1997 and 1996 was $48,000 and and $63,000, respectively. Cash paid for income taxes for the six months ended August 31, 1997 and 1996 was $ 2,670,000 and $581,000, respectively. For the six months ended August 31, 1997 and 1996 the Company incurred capital lease obligations of $808,000 and $535,000, respectively.

4. Earnings per share:
   Earnings per share has been computed by dividing net earnings by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect. Fully diluted and primary earnings per share were the same for the three and six months ended August 31, 1997 and 1996.

   In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" which will become effective during the fourth quarter of fiscal 1998. SFAS No. 128 replaces the presentation of primary earnings per share with basic earnings per share, which excludes dilution, and requires the dual presentation of basic and diluted earnings per share. Had the Company used SFAS No. 128, the Company's basic earnings per share on a proforma basis would have been $.13 and $.11 for the three months ended August 31, 1997 and 1996, respectively, and $.25 and $.20 for the six months ended August 31, 1997 and 1996, respectively. Diluted earnings per share would have been the same as the earnings per share presented in the accompanying consolidated financial statements.

                                      (5)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS AUGUST 31, 1997 ("FISCAL 1998")
 VERSUS THREE AND SIX MONTHS ENDED AUGUST  31, 1996 ("FISCAL 1997")

Revenues for the three and six months ending August 31, 1997 increased by $2,835,000 and $6,388,000, or 18% and 21%, respectively, to $18,745,000 and
$37,303,000 from $15,910,000 and $30,915,000 for the same periods a year earlier. Revenues from domestic markets increased by $2,971,000, or 22%, and $3,589,000, or 13%, for the three and six months ended August 31, 1997, respectively. International revenues decreased by $135,000, or 6%, in the three months ended August 31, 1997 and increased by $2,799,000, or 75%, for the six months ended August 31, 1997. The increase in domestic revenues resulted from an increase in revenues from existing markets of $1,611,000 and $1,449,000 for the three and six months ended August 31 ,1997, respectively . Revenues from existing markets increased as the result of increases in the overall sale of LoJack Units. The additional increase in domestic revenues of $1,360,000 and $2,140,000, respectively were generated from the start-up markets of Texas, Maryland, and Pennsylvania ("New Markets") which began operations during the end of fiscal 1997 and first quarter of fiscal 1998. The decrease in international revenues for the three months ended August 31, 1997 of $135,000 resulted primarily from a decrease of $1,268,000 as compared to the same period a year earlier in one-time license fees and initial orders of system components from new licensees, offset partially by an increase of $1,133,000, or 279%, in the sale of the international version of the LoJack Unit to licensees in several international markets. The increase in international revenues for the six months ended August 31, 1997 of $ 2,799,000 resulted primarily from an increase in revenues of $2,937,000, or 192%, from the sales of the international version of the LoJack Unit, offset partially by decreased revenues of $138,000 related to initial orders of system components to new licensees as compared with the same period a year earlier.

Cost of goods sold for the three and six months ended August 31, 1997 and 1996 remained constant at 44% and 45% of revenues, respectively. Domestically, cost of goods sold for the three and six months ended August 31, 1997 decreased to 44% of related revenues from 45% for the same periods a year earlier. The positive effect on cost of goods sold of decreased penetrations of lower margin, optional security products and increased efficiencies from economies of scale was partially offset by start-up costs of the New Markets. International cost of goods sold increased to 48% and 49% of related revenues for the three and six months ended August 31, 1997, respectively, from 42% and 47%, respectively, for the same periods a year earlier. International revenues for the periods ending August 31, 1997 were more heavily weighted toward sales of the international version of the LoJack Unit which have a lower margin than the sale of initial system components and license fees, which constituted a substantial portion of the revenues in the same periods a year ago.

Systems costs and research and development expense increased by $74,000 and $69,000, respectively, for the three and six months ended August 31, 1997 to $256,000 and $598,000, respectively, from $182,000 and $529,000, respectively, for the same periods a year earlier. These increases were primarily the result of increases in system operating costs related to the start-up of the New Markets, and certain system maintenance costs in existing markets. Research and development expense decreased by $10,000 for the three and six months ended August 31, 1997 compared with the same periods a year earlier.

Marketing expense increased by $944,000 and $1,703,000 for the three and six months ended August 31, 1997, respectively, to $4,243,000 and $8,177,000, respectively, from $3,299,000 and $6,474,000 for the same respective periods a year earlier. The increase in marketing expense was related primarily to an increase in spending on advertising, personnel and other costs related to the start-up of the New Markets.

                                      (6)

General and administrative expense increased by $99,000 and $471,000 for the three and six months ended August 31, 1997 to $1,681,000 and $3,462,000 from $1,582,000 and $2,991,000 for the same periods a year ago. This increase is related primarily to increase in general and administrative salaries, rent, and telephone expense related to the start-up of the New Markets.

Depreciation expense increased by $53,000 and $93,000 for the three and six months ended August 31, 1997, respectively to $408,000 and $804,000, respectively, from $355,000 and $711,000, respectively, for the same periods a year earlier. This increase is reflects depreciation expense on the LoJack System and related equipment in the New Markets, and on additions of certain computer equipment and software in the existing markets, offset by decreases resulting from equipment in certain older markets becoming fully depreciated.

Interest income decreased by $204,000 and $443,000 for the three and six months ended August 31, 1997, respectively to $245,000 and $429,000, respectively, from $449,000 and $872,000, respectively, for the same periods a year earlier primarily as the result of the decrease in cash balances available for investment.

Interest expense increased by $16,000 and $22,000 for the three and six months ended August 31, 1997 to $48,000 and $89,000, respectively, from $32,000 and $67,000 for the same periods a year earlier reflecting an increase in interest expense on capital leases for installation vehicles primarily related to the New Markets.

Provision for income taxes remained constant at 39% of income before provision for income taxes for the three and six months ended August 31, 1997 resulting in provisions of $1,600,000 and $3,046,000, respectively, compared to $1,508,000 and $2,746,000, respectively, for the same periods a year ago.

As a result of the foregoing, net income for the three and six months ended August 31, 1997 was $2,517,000 and $4,778,000, respectively, increases of $157,000 and $481,000 over net income for the same periods a year earlier of $2,360,000 and $4,297,000, respectively.


LIQUIDITY AND CAPITAL RESOURCES

In the first six months of fiscal 1998 cash and equivalents decreased by $1,331,000. Cash flow from operations was $5,021,000, cash flow used for investing activities was $1,570,000 and cash flow used for financing purposes was $4,782,000. Cash flow from operations included net income of $4,778,000, non-cash additions to net income of $1,133,000, and decreases from changes in assets and liabilities of $890,000. The decrease in cash flow from changes in assets and liabilities includes an increase in accrued and other liabilities of $299,000 primarily as the result of an increase in certain accrued federal and state income taxes of $850,000 and an increase in deferred revenue of $460,000, partially offset by decreases in deposits of $599,000, accrued compensation of $188,000 and other liabilities of $224,000. An increase in accounts receivable of $1,025,000 was the result of an increase in domestic receivables of $2,127,000 reflecting an increase in domestic revenues in the second quarter of fiscal 1998, due in part to revenues generated from the New Markets, as compared with the fourth quarter of fiscal 1997 offset by improved domestic collections, as well as a decrease in international receivables of $1,102,000 resulting from the timing of certain international equipment and product shipments and collections. An increase in inventory of $301,000 related to certain international purchase orders which are expected to be shipped during the third quarter of fiscal 1998, and an increase in accounts payable of $135,000 related to the overall increase in business volume.

                                      (7)

Expenditures for property and equipment (exclusive of additions under capital leases) for the six months ended August 31, 1997 were $1,570,000 compared with $559,000 for the same period a year earlier. The increase was primarily due to the purchase of LoJack system components and equipment for the New Markets as well as expenditures related to an upgrade of the Company's computer systems.

As of August 31, 1997 the Company had working capital of $21,438,000. The Company believes that it can meet its anticipated capital and operating requirements for the remainder of fiscal 1998 using existing working capital, cash flow from operations, and if necessary, the Company's $7,500,000 line of credit, which was unused as of August 31, 1997.

The Company presently is pursuing expansion efforts in several additional domestic jurisdictions. The Company expects that, pending receipt of necessary governmental approvals, certain of these potential expansion markets may become operational during fiscal 1998. The Company plans to fund these expansions as well as other capital expenditures during fiscal 1998 using existing working capital, cash flow from operations, or the line of credit. The Company expects that it will spend approximately $1,000,000 on capital expenditures (excluding assets purchased under capital lease agreements) during the remainder of fiscal 1998 including an investment to upgrade the Company's information systems.

The Company repurchased an additional 496,000 shares of its common stock during the six months ended August 31, 1997 for $4,997,808. Total cumulative common shares repurchased under the Company's stock repurchase program were 3,065,500 as of August 31, 1997. The Company intends to continue to repurchase shares of its common stock in open market transactions, from time to time, depending upon the price of the stock. As of August 31, 1997 there are 2,134,500 additional common shares authorized for repurchase under the Company's existing repurchase program.

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





                                      (8)

        PART II  - OTHER INFORMATION

        Item 1.  Not Applicable

        Item 2.  Not Applicable

        Item 3.  Not Applicable

        Item 4.  Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of the company was held on July 16, 1997. Stockholders acted affirmatively to elect nominees for directors proposed by management:


                                     VOTES "FOR"     VOTES "WITHELD"
                                     -----------     ---------------
        C. Michael Daley              16,957,857      304,839
        James A. Daley                16,962,289      300,407
        Harold W. Shad III            16,960,689      302,007
        Lee T. Sprague                16,962,089      300,607
        Robert J. Murray              16,962,089      300,607
        Larry C. Renfro               16,961,489      301,207
        Harvey Rosenthal              16,957,989      304,707


        The stockholders also approved an amendment to the Company's Restated and Amended Stock Incentive Plan ("the Plan") to provide for an increase of 150,000 in the number of shares of Common Stock authorized for issuance under the Plan to employees who are not eligible to receive Senior Management Options. The amendment was approved with 15,111,218 votes in favor, 1,917,484 votes opposed and 116,997 votes abstaining.


Item 5. Not Applicable

        Item 6a.  Exhibit 11. Statement Regarding Computation of Per Share
        Earnings

        Exhibit 27. Financial Data Schedule

    b. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                      (9)

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        October 14,   1997                 /s/ C. Michael Daley
        ------------------                 --------------------
        Date                               C. Michael Daley
                                           Chief Executive Officer


        October 14,  1997                  /s/ Joseph F. Abely
        -----------------                  -------------------
        Date                              Joseph. F. Abely
                                          President and Chief
                                          Operating Officer
                                          (Principal Financial Officer)






                                      (10)