Form 10-Q
period 1997-11-30
LOJACK CORP
filed 1998-01-14
CIK 355777

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
(Mark One)
X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES ACT OF 1934


For the quarterly period ended November 30, 1997
                               -----------------

___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURTIES ACT OF 1934

For the transition period from ______________ to _______________.

Commission File Number 2-74238-B

                              LOJACK CORPORATION
                              ------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                             04-2664794
-------------                                             ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

333 Elm Street            Dedham, Massachusetts           02026
----------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)

                                 781-326-4700
                                 ------------
             (Registrant's telephone number , including area code)
--------------------------------------------------------------------------------
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES___ NO____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 18,793,201 shares issued and outstanding of $.01 par value, common stock, as of January 14, 1998.

                      LOJACK CORPORATION AND SUBSIDIARIES
                                     INDEX

Part I.  Financial Information                                              PAGE
                                                                            ----
  Item 1.Financial Statements
       Consolidated Balance Sheets, November 30, 1997
          and February 28, 1997..................................             1

       Consolidated Statements of Operations:
          Three Months Ended November 30, 1997 and  1996................      2
          Nine Months Ended November 30, 1997 and 1996...................     3

       Consolidated Statements of Cash Flows:
          Nine Months Ended November 30, 1997 and 1996................        4

       Notes to Consolidated Financial Statements...................          5

  Item 2. Management's Discussion and Analysis of Results
          of Operations and Financial Condition.............................  6

Part II. Other Information...............................................     10
          Item 6. Exhibits and Reports on Form 8-K

          Signatures.....................................................     11

          Exhibit 11.....................................................     12

          Exhibit 27.....................................................     14

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                          NOVEMBER 30,       FEBRUARY 28,
                                                                              1997               1997
                                                                          (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents..................................................   $ 11,761,296       $ 14,671,700
Short-term investments................................................      1,600,000          1,600,000
Accounts receivable - net.............................................      8,534,730          7,430,491
Inventories...........................................................      5,082,929          3,745,473
Prepaid expenses, deposits and other..................................      1,533,620            153,812
Deferred income taxes.................................................      1,592,797          1,525,010
                                                                         ------------       ------------
   Total current assets...............................................     30,105,372         29,126,486

PROPERTY AND EQUIPMENT - Net..........................................      9,576,647          8,722,950

OTHER ASSETS - Net....................................................        287,639            315,707
                                                                         ------------       ------------
TOTAL.................................................................   $ 39,969,658       $ 38,165,143
                                                                         ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations..........................   $    979,920       $    693,553
Accounts payable......................................................      3,352,039          2,842,186
Accrued and other liabilities.........................................        910,959            847,984
Deposits..............................................................        269,886            749,020
Current  portion of deferred revenue..................................      1,119,953            985,301
Accrued compensation..................................................        694,333            837,953
Accrued income taxes..................................................      1,849,781            287,473
                                                                         ------------       ------------
     Total current liabilities........................................      9,176,871          7,243,470

DEFERRED REVENUE......................................................      2,608,509          2,149,524

DEFERRED INCOME TAXES.................................................        661,259            770,143

CAPITAL LEASE OBLIGATIONS.............................................        597,027            781,817

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; authorized,
35,000,000 shares; issued, 22,172,001 and 21,985,091 at
  November 30, 1997 and February 28, 1997, respectively...............        221,720            219,851
Additional paid-in-capital............................................     58,398,757         57,539,986
Retained earnings (deficit)...........................................      3,353,231         (4,335,990)
Treasury stock, at cost, 3,343,500 and 2,569,500 shares of common
  stock at November 30, 1997 and February 28, 1997, respectively......    (35,047,716)       (26,203,658)
                                                                         ------------       ------------
      Total stockholders' equity......................................     26,925,992         27,220,189
                                                                         ------------       ------------
TOTAL.................................................................   $ 39,969,658       $ 38,165,143
                                                                         ============       ============

See notes to consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED
                                                            (Unaudited)
                                                   NOVEMBER 30,       NOVEMBER 30,
                                                      1997               1996
Revenues........................................  $ 19,310,762       $ 15,131,688
Cost of goods sold..............................     8,006,590          6,730,474
                                                  ------------       ------------

Gross margin....................................    11,304,172          8,401,214
                                                  ------------       ------------

Costs and expenses:
Systems costs and research and
   development..................................       271,976            393,211
Sales and marketing.............................     4,156,897          3,464,731
General and administrative......................     1,810,078          1,384,513
Depreciation and amortization...................       443,752            382,772
                                                  ------------       ------------
Total...........................................     6,682,703          5,625,227
                                                  ------------       ------------

Operating income................................     4,621,469          2,775,987
                                                  ------------       ------------

Interest income.................................       189,729            399,282
Interest expense................................       (51,244)           (41,326)
Other income....................................        15,136             24,612
                                                  ------------       ------------

Total...........................................       153,621            382,568
                                                  ------------       ------------
Income before provision
 for income taxes...............................     4,775,090          3,158,555
Provision for income taxes......................     1,864,000          1,231,000
                                                  ------------       ------------
Net income......................................  $  2,911,090       $  1,927,555
                                                  ============       ============

Earnings per share:.............................  $       0.14       $       0.09
                                                  ============       ============

Common shares and equivalents...................    20,793,560         22,485,019
                                                  ============       ============

See notes to consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      NINE MONTHS ENDED
                                                                         (Unaudited)
                                                         NOVEMBER 30,                   NOVEMBER 30,
                                                             1997                           1996
Revenues ..........................................     $ 56,613,762                    $ 46,046,569
Cost of goods sold ................................       24,851,298                      20,713,845
                                                        ------------                    ------------

Gross margin ......................................       31,762,464                      25,332,724
                                                        ------------                    ------------

Costs and expenses:
Systems costs and research and
   development ....................................          869,972                         922,593
Sales and marketing ...............................       12,334,756                       9,938,465
General and administrative ........................        5,271,824                       4,375,383
Depreciation and amortization......................        1,247,845                       1,093,455
                                                        ------------                    ------------
Total .............................................       19,724,397                      16,329,896
                                                        ------------                    ------------

Operating income ..................................       12,038,067                       9,002,828
                                                        ------------                    ------------

Interest income ...................................          618,953                       1,271,601
Interest expense ..................................         (140,324)                       (108,252)
Other income ......................................           82,522                          35,004
                                                        ------------                    ------------
Total .............................................          561,151                       1,198,353
                                                        ------------                    ------------
Income before provision
 for income taxes .................................       12,599,218                      10,201,181
Provision for income taxes ........................        4,910,000                       3,977,000
                                                        ------------                    ------------
Net income ........................................     $  7,689,218                    $  6,224,181
                                                        ============                    ============

Earnings per share: ...............................     $       0.37                    $       0.27
                                                        ============                    ============

Common shares and equivalents......................       20,672,721                      22,952,733
                                                        ============                    ============

See notes to consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    NINE MONTHS ENDED
                                                                NOVEMBER 30,           NOVEMBER 30,
                                                                   1997                   1996
                                                            ------------------      -----------------
                                                                (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net income ...............................................        $  7,689,218           $  6,224,181
Adjustments to reconcile net
  income to net cash provided by
   operating activities:
     Depreciation and
       amortization ......................................           1,941,590              1,741,100
     Deferred taxes ......................................            (176,671)             3,315,384
     Increase (decrease) in
       cash from changes in
       assets and liabilities:
     Accounts receivable -net ............................          (1,104,239)            (1,287,723)
     Inventories .........................................          (1,337,456)            (1,122,935)
     Prepaid expenses, deposits and other.................          (1,379,808)              (185,844)
     Other assets ........................................             (73,120)               (12,522)
     Accounts payable ....................................             509,853                494,453
     Accrued and other
       liabilities .......................................           1,596,169                 28,999
                                                            ------------------      -----------------
Total adjustments ........................................             (23,682)             2,970,912
                                                            ------------------      -----------------
Net cash provided by operating
     activities ..........................................           7,665,536              9,195,093
                                                            ------------------      -----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property
     and equipment -net ..................................          (1,684,911)            (1,317,451)
                                                            ------------------      -----------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
Issuance of common stock .................................             860,640                402,292
Repayment of debt ........................................            (907,611)              (763,261)
Repurchase of common stock ...............................          (8,844,058)           (11,678,983)
                                                            ------------------      -----------------
Net cash used for
     financing activities ................................          (8,891,029)           (12,039,952)
                                                            ------------------      -----------------

(DECREASE) INCREASE IN CASH
     AND EQUIVALENTS .....................................          (2,910,404)            (4,162,310)

BEGINNING CASH AND EQUIVALENTS ...........................          14,671,700             31,630,663
                                                            ------------------      -----------------
ENDING CASH AND EQUIVALENTS ..............................        $ 11,761,296           $ 27,468,353
                                                            ==================      =================

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

2. The results of operations for the three and nine months ended November 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

3.  Supplemental cash flow information:
    Cash paid for interest for the nine months ended November 30, 1997 and 1996 was $140,000 and $104,000 respectively. Cash paid for income taxes for the nine months ended November 30, 1997 and 1996 was $3,524,000 and $837,000 respectively. For the nine months ended November 30, 1997 and 1996 the Company incurred capital lease obligations of $1,009,000 and $535,000, respectively.

4.  Earnings per share:
    Earnings per share has been computed by dividing net earnings by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect. Fully diluted and primary earnings per share were the same for the three and nine months ended November 30, 1997 and 1996.

    In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" which will become effective during the fourth quarter of fiscal 1998. SFAS No. 128 replaces the presentation of primary earnings per share with basic earnings per share, which excludes dilution, and requires the dual presentation of basic and diluted earnings per share. Had the Company used SFAS No. 128, the Company's basic earnings per share on a proforma basis would have been $.15 and $.09 for the three months ended November 30, 1997 and 1996, respectively, and $.40 and $.29 for the nine months ended November 30, 1997 and 1996, respectively. Diluted earnings per share would have been the same as the earnings per share presented in the accompanying consolidated financial statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three months and nine months November 30, 1997 ("fiscal 1998") versus three and nine months ended November 30, 1996 ("fiscal 1997")

Revenues for the three and nine months ending November 30, 1997 increased by $4,179,000 and $10,567,000, or 28% and 23%, respectively, to $19,311,000 and
$56,614,000 from $15,132,000 and $46,047,000 for the same periods a year earlier. Revenues from domestic markets increased by $2,604,000, or 20%, and $6,193,000, or 15%, for the three and nine months ended November 30, 1997, respectively. International revenues increased by $1,575,000, or 69%, and $4,374,000 or 73%, for the three months and nine months ended November 30, 1997, respectively. The increase in domestic revenues resulted from an increase in revenues from existing markets of $1,268,000 and $2,716,000 for the three and nine months ended November 30,1997, respectively. Revenues from existing markets increased as the result of increases in the overall sale of LoJack Units partially offset by decreases in penetrations of optional lower margin automobile security products.. The additional increase in domestic revenues of $1,336,000 and $3,477,000, respectively, was generated from the start-up of markets in Texas, Maryland, and Pennsylvania ("New Markets") which began operations during the end of fiscal 1997 and first quarter of fiscal 1998. The number of LoJack Units sold in all domestic markets increased 25% in the third quarter of fiscal 1998 compared with a year earlier. This growth in unit sales was primarily through LoJack's dealer distribution network, causing the percentage of revenues from higher margin direct-to-consumer sales to decrease. Thus, the domestic revenue growth of 20% was not proportionate to the rate of increase in unit sales of 25%. The increase in international revenues for the three months and nine months ended November 30, 1997 resulted from an increase of $522,000, or 38% and $3,737,000,or 121%, in the sale of the international version of the LoJack Unit and related products to licensees in several international markets as well as an increase of $1,053,000 and $637,000 respectively, as compared to the same period a year earlier in non-recurring license fees and initial orders of system components from new licensees.

Cost of goods sold as a percentage of revenues decreased to 41% and 44% for the three and nine months ended November 30, 1997, respectively, from 44% and 45%, for the same periods a year earlier, respectively. Domestically, cost of goods sold for the three and nine months ended November 30, 1997 decreased to 44% of related revenues from 46% and 45% respectively, for the same periods a year earlier. The resultant increase in domestic gross margins is the result primarily of overall installation efficiences brought about by our increased revenues, and the absence of regional promotions on lower margin, optional security products, offset partially by the start-up costs of the New Markets. International cost of goods sold decreased to 32% and 42% of related revenues for the three and nine months ended November 30, 1997, respectively, from 38% and 44%, respectively, for the same periods a year earlier. International cost of goods sold percentages fluctuated as the result of the mix in the revenues earned during the respective periods between higher margin license fee and system component revenue and lower margin international LoJack Unit revenues.

Systems costs and research and development expense decreased by $121,000 and $53,000, respectively, for the three and nine months ended November 30, 1997 to $272,000 and $870,000, respectively, from $393,000 and $923,000, respectively, for the same periods a year earlier. These decreases were primarily the result of decreases in research and development expense offset partially by increases in system operating costs related to the start-up of the New Markets, and certain system maintenance costs in existing markets.

Marketing expense increased by $692,000 and $2,396,000 for the three and nine months ended November 30, 1997, respectively, to $4,157,000 and $12,335,000, respectively, from $3,465,000 and $9,939,000 for the same respective periods a year earlier. The increase in marketing expense was related primarily to an increase in spending on advertising, personnel and other costs related to the start-up of the New Markets, as well as an increase in variable marketing expenses related to the increase in existing market revenues.


General and administrative expense increased by $425,000 and $896,000 for the three and nine months ended November 30, 1997 to $1,810,000 and $5,272,000 from $1,385,000 and $4,376,000 for the same periods a year ago. This increase is related primarily to increases in general and administrative salaries, rent, and telephone expense related to the start-up of the New Markets.

Depreciation expense increased by $61,000 and $154,000 for the three and nine months ended November 30, 1997, respectively to $444,000 and $1,248,000, respectively, from $383,000 and $1,094,000, respectively, for the same periods a year earlier. This increase reflects depreciation expense on the LoJack System and related equipment in the New Markets, and on additions of certain computer equipment and software in the existing markets, offset by decreases resulting from equipment in certain older markets becoming fully depreciated.

Interest income decreased by $209,000 and $653,000 for the three and nine months ended November 30, 1997, respectively to $190,000 and $619,000, respectively, from $399,000 and $1,272,000, respectively, for the same periods a year earlier primarily as the result of the decrease in cash balances available for investment and lower interest rates.

Interest expense increased by $10,000 and $32,000 for the three and nine months ended November 30, 1997 to $51,000 and $140,000, respectively, from $41,000 and $108,000, respectively, for the same periods a year earlier reflecting an increase in interest expense on capital leases for installation vehicles primarily related to the New Markets.

Provision for income taxes remained constant at 39% of income before provision for income taxes for the three and six months ended November 30, 1997 resulting in provisions of $1,864,000 and $4,910,000, respectively, compared to $1,231,000 and $3,977,000, respectively, for the same periods a year ago.

As a result of the foregoing, net income for the three and nine months ended November 30, 1997 was $2,911,000 and $7,689,000, respectively, increases of $984,000 and $1,465,000, respectively, over net income for the same periods a year earlier of $1,927,000 and $6,224,000, respectively.


Liquidity and Capital Resources

In the first nine months of fiscal 1998 cash and equivalents decreased by $2,910,000. Cash flow from operations was $7,666,000, cash flow used for investing activities was $1,685,000 and cash flow used for financing purposes was $8,891,000. Cash flow from operations included net income of $7,689,000, non-cash additions to net income of $1,765,000, and decreases from changes in assets and liabilities of $1,788,000. The decrease in cash flow from changes in assets and liabilities includes an increase in accrued and other liabilities of $1,596,000 primarily as the result of an increase in certain accrued federal and state income taxes of $1,562,000 an increase in deferred revenue of $594,000 and an increase in other liabilities of $63,000, partially offset by decreases in deposits of $479,000, and accrued compensation of $144,000. An increase in accounts receivable of $1,104,000 was the result of an increase in domestic receivables of $1,616,000 reflecting an increase in domestic revenues in the third quarter of fiscal 1998, due in part to revenues generated from the New Markets, as compared with the fourth quarter of fiscal

1997 offset by improved domestic collections, as well as a decrease in international receivables of $512,000 resulting from the timing of certain international equipment and product shipments and collections. An increase in prepaid expenses, deposits, and other of $1,380,000 relates primarily to a deposit with a supplier for long-lead time parts for international inventory purchases. An increase in inventory of $1,337,000 was primarily related to certain international purchase orders which are expected to be shipped during the fourth quarter of fiscal 1998. The increase in accounts payable of $510,000 related to the overall increase in business volume. Other assets-long term increased by $73,120 as the result of various deposits with vendors and other asset additions.


Expenditures for property and equipment (exclusive of additions under capital leases) for the nine months ended November 30, 1997 were $ 1,685,000. The increase was primarily due to the purchase of LoJack system components and equipment for the New Markets as well as expenditures related to an upgrade of the Company's computer systems.

As of November 30, 1997 the Company had working capital of $20,928,501. The Company believes that it can meet its anticipated capital and operating requirements for the remainder of fiscal 1998 using existing working capital, cash flow from operations, and if necessary, the Company's $7,500,000 line of credit, which was unused as of November 30, 1997.

The Company presently is pursuing expansion efforts in several additional domestic jurisdictions. The Company expects that, pending receipt of necessary governmental approvals, certain potential expansion markets may become operational during fiscal 1998. The Company plans to fund these expansions as well as other capital expenditures during fiscal 1998 using existing working capital, cash flow from operations, and/or the line of credit. The Company expects that it will spend approximately $750,000 on capital expenditures (excluding assets purchased under capital lease agreements) during the remainder of fiscal 1998.

The Company repurchased 774,000 shares of its common stock during the nine months ended November 30, 1997 for $8,844,000. Total cumulative common shares repurchased under the Company's stock repurchase program were 3,343,500 as of November 30, 1997. The Company intends to continue to repurchase shares of its common stock in open market transactions, from time to time, depending upon the price of the stock. As of November 30, 1997 there are 1,856,500 additional common shares authorized for repurchase under the Company's existing repurchase program.

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


January 14,   1998                   /s/ C. Michael Daley
------------------                   --------------------
Date                                 C. Michael Daley
                                     Chief Executive Officer


January 14,   1998                    /s/ Joseph F. Abely
------------------                   --------------------
Date                                 Joseph. F. Abely
                                     President and Chief
                                     Operating Officer
                                     (Principal Financial Officer)