Form 10-K
period 1998-02-28
LOJACK CORP
filed 1998-05-29
CIK 355777

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10-K

(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 28, 1998
or
[ ] Transition Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to
___________________

Commission File No. 2-74238-B


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

                                (781) 326-4700
             (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS:  Common Stock, $.01 par value

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes [X]    No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K.

The aggregate market value of the Common Stock of the registrant held by non-affiliates was approximately $206,955,052 as of May 22, 1998.

As of May 22, 1998, there were issued and outstanding 18,127,461 shares of the registrant's Common Stock, $.01 par value.

--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended February 28, 1998
     (Items 5, 6, 7, 8 and 14(a)(1))

(2) Portions of the definitive Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on July 15, 1998 (Items 10, 11, and 12)

                                    LOJACK CORPORATION


Securities and Exchange Commission
Item Number and Description                                                              Page
---------------------------                                                              ----
                                    PART I

ITEM 1.  Business ....................................................................    1

ITEM 2.  Properties ..................................................................    6

ITEM 3.  Legal Proceedings ...........................................................    7

ITEM 4.  Submission of Matters to a Vote of Security Holders .........................    7


                                    PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder Matter ....    7

ITEM 6.  Selected Financial Data .....................................................    7

ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .........................................    7

ITEM 8.  Financial Statements and Supplementary Data .................................    7

ITEM 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure .........................................    7


                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant ..........................    7

ITEM 11. Executive Compensation ......................................................    8

ITEM 12. Security Ownership of Certain Beneficial Owners and Management ..............    8

ITEM 13. Certain Relationships and Related Transactions ..............................    8


                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K .............    8

SIGNATURES ...........................................................................   12

INDEX TO AUDITORS' REPORT AND FINANCIAL STATEMENT SCHEDULE ...........................   13


In as much as the calculation of shares of the registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the registrant's best good faith estimate for purposes of this annual report on Form 10-K, and the registrant disclaims that such figure is binding for any other purpose. The aggregate market value of Common Stock indicated is based upon the last traded price of the Common Stock as reported by NASDAQ on May 22, 1998.
All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 10% of registrant's Common Stock, as disclosed herein, were considered for purposes of this disclosure to be held by affiliates.

                                    PART I
ITEM 1 - BUSINESS

GENERAL

LoJack Corporation ("LoJack" or the "Company") was organized as a Massachusetts corporation in 1978. Its telephone number is (781) 326-4700.

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

OPERATION OF THE LOJACK SYSTEM IN THE UNITED STATES

Under agreements with state police agencies, LoJack generally furnishes the Law Enforcement Components for distribution to state, county, and municipal law enforcement agencies for a nominal rent. The installation, testing and maintenance of the Law Enforcement Components are primarily the responsibility of LoJack. The Law Enforcement Components are generally owned by LoJack or a LoJack subsidiary; the respective state, county or city law enforcement agency operate the LoJack System as required during the term of each such agreement. The agreements with the applicable law enforcement agencies are generally for initial terms of up to five (5) years. To date, any such agreements which have expired have been renewed or are in the process of renewal. Renewal or extension of any such agreement may be subject to competitive bidding.

The LoJack System has been implemented in the following domestic jurisdictions pursuant to agreements with applicable law enforcement agencies:

Jurisdiction                                    Date Operational
------------                                    ----------------
Massachusetts                                   July 1986
Rhode Island                                    June 1994
Connecticut                                     April 1995
New York                                        June 1994
New Jersey                                      March 1990
Pennsylvania                                    March 1997
Delaware                                        March 1998
Maryland                                        February 1997
Virginia                                        August 1993
District of Colombia                            September 1994
Georgia                                         August 1992
Florida:
   Dade, Broward,
   Palm Beach and surrounding areas;            December 1988
   Indian River, St. Lucie and Martin
   counties, and surrounding areas
   Tampa, St. Petersburg and
   surrounding areas in West Florida; and       July 1994
   Orlando and surrounding areas                April 1996
Michigan                                        April 1990
Illinois                                        November 1990
Texas  (Dallas)                                 May 1997


California:
   Los Angeles County                           July 1990
   San Diego and Orange County                  June 1995
   San Bernadino and Riverside                  March 1997
   Ventura County                               April 1998

The Company is presently pursuing negotiations with several law enforcement agencies in the United States regarding the implementation of the LoJack System in jurisdictions in addition to those mentioned above. The Company's strategy is to expand the LoJack System to those jurisdictions where the combination of new vehicle sales, population density, and the incidence of vehicle theft is high. To date, LoJack has expanded into 15 of the original 16 markets it has targeted. Certain improvements to the Company's technology and interface with law enforcement systems have made expansion beyond the 16 targeted states economically feasible for the Company. Accordingly, over the next two years the Company plans to expand to certain jurisdictions which are contiguous to existing LoJack coverage areas as well to markets that have increased incidence of car theft. During fiscal 1999 the Company plans to expand coverage to Arizona, New Hampshire, Ohio, as well as to continue to expand the Texas operation to Houston and Austin.

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

LoJack's sales force routinely visits franchised new car dealers to educate and train dealership personnel on the benefits of the LoJack System. LoJack's direct marketing efforts emphasize the benefits to the dealers and their customers of the LoJack Unit as a purchase option for new and used car buyers. Like other options, the LoJack Unit can usually be financed conveniently as a part of the purchase price of the vehicle. LoJack uses direct advertising to consumers to generate product awareness and demand.

LoJack also has plans to increase its efforts to market its products directly to operators of fleet and commercial vehicles.

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

The Company targets CarSearch for use by either law enforcement or private security companies in selected international markets where the implementation of a fully integrated LoJack System may not be feasible. This application of the LoJack technology allows stolen vehicles to be activated, tracked and recovered without the direct involvement of local police.

Present international license agreements have thus far been denominated in U.S. dollars and structured with up-front licensing fees, which may be substantial and are non-recurring, and provide that the Company will subsequently either supply components and products at prices to be determined from time to time and/or receive royalties based upon the licensees' revenues. It is the Company's intention to continue to license the use of either the LoJack System or CarSearch in other selected international markets on the same basis as described above. The Company was granted an option, exercisable through March 1998, to purchase up to 5% of the outstanding common stock of its United Kingdom licensee. In March, 1998 the Company exercised this option and purchased 292,507 common shares for an aggregate exercise price of $1,259,170. The Company subsequently sold 150,000 shares of its investment in this licensee in April, 1998. The Company does not anticipate making any additional direct investments in the operations of foreign licensees in the foreseeable future. The Company generally does not recognize revenues during the period immediately after entering into an agreement with a licensee. Recognition of revenues does not generally commence until after the licensee receives any required governmental approvals, such as frequency allocation for the CarSearch or LoJack System. The governmental approval process may be time-consuming.

As of February 28, 1998, the Company had Licensees operating stolen vehicle recovery systems using LoJack's technology in the following countries:
Argentina, Colombia, Czech Republic, Ecuador, Greece, Hong Kong, Kenya, Korea, Panama, Russia, Slovak Republic, South Africa, Trinidad and Tobago, United Kingdom, and Venezuela. The Company also has entered into agreements to license the use of LoJack's technology in countries such as Germany, Mexico, Brazil, the Peoples Republic of China, Nigeria and Poland. The Company expects that the Mexican licensee will be operational during early fiscal 1999. The date for commencement of operations in these countries has not been set, as their ability to operate may be subject to the licensees obtaining certain governmental approval which may be time consuming or may not be obtained, as well as adequate financing. The Company is also pursuing similar agreements for other countries.

Approximately 19% of the Company's revenues in fiscal 1998 were derived from export revenues. These revenues were comprised of product sales and licensing revenues from unaffiliated customers in foreign countries. Approximately 95% of the Company's foreign product sales are covered by letters of credit or require payment in advance from the licensee. (See "Management's Discussion and Analysis--International Operations" and Note 9 to the Notes to Financial Statements which are included in LoJack's 1998 Annual Report which is filed as
Exhibit 13 hereto.)

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

AUTOMOBILE INSURANCE BENEFITS

Management considers automobile insurance premium discounts to be an inducement for the purchase of LoJack Units by vehicle owners. The application of insurance premium discounts, which are generally applied to the vehicle owner's comprehensive insurance, varies from state to state and, in some cases, from insurance company to insurance company. For example, insurance regulations in some states, such as Massachusetts, Rhode Island, New York and New Jersey, provide for mandated insurance discounts for automobiles protected by automobile security systems. In other states, such as California, where the granting of such discounts is not regulated, the determination is made by individual insurance carriers. Currently, insurance discounts, which vary from state to state, and nationally by certain insurance carriers, provide for discounts of up to 35% on comprehensive insurance premiums for vehicles equipped with a vehicle recovery and anti-theft device. The Company continues to work on legislative initiatives in states where the LoJack System is operational which would establish or increase discounts available to vehicle owners who install the LoJack Unit. Since the insurance industry is, in general, heavily regulated, the process of seeking voluntary or mandatory discounts for vehicles may involve significant time and effort by LoJack.

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

COMPETITION

Several competitors or potential competitors are marketing or have announced the development of products, including those which are GPS-based, which claim to have stolen vehicle recovery features that may be directly competitive with the LoJack System. To the knowledge of management, none are compatible with the LoJack System, and none are proposed to be operated or actively monitored exclusively by law enforcement agencies as is the LoJack System. Additionally, most of these potential competitors require the consumer to pay recurring fees for their service which LoJack does not.

LoJack markets the LoJack System as a stolen vehicle recovery device. Management believes, however, that makers of auto theft prevention devices view the LoJack System as competitive, and, consequently, LoJack believes it faces competition from companies that sell vehicle security devices.

Some of the competitors and potential entrants into the vehicle tracking industry may have greater resources than LoJack. In addition, there can be no assurance that a competitor will not develop a system of theft detection or recovery, including other stolen vehicle recovery systems that may or may not require government approvals, that would compete with or be superior to the LoJack System.

SUBCONTRACTORS

LoJack has subcontracted the manufacture of the LoJack Unit, which is designed for automated production using surface mounted technology, to Motorola, Inc. LoJack believes that several companies have the capability to manufacture LoJack Units using this technology. The Company also has contracted with Motorola for development and redesign of the LoJack Unit which would accommodate additional applications, and would meet the technical and economical constraints of the leasing and trucking industries.

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

RESEARCH AND DEVELOPMENT

During fiscal years 1998, 1997 and 1996 the approximate amounts spent by LoJack on company-sponsored research and development activities were $244,000, $518,000, and $516,000, respectively.

EMPLOYEES

As of May 1, 1998, the Company and its subsidiaries had a total of 414 full-time employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

There is incorporated herein by reference the information concerning C. Michael Daley, who is Chairman of the Board, Chief Executive Officer and Treasurer of the Company, from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 15, 1998, under the headings "Proposal No. 1 - Election of Directors" and "Board of Directors." Information concerning the Company's other executive officers is set forth below.


     Name                 Age  Title
     ----                 ---  -----
     Joseph F. Abely       45  President and Chief Operating Officer

     William R. Duvall     46  Senior Vice President (Operations and Technical Development)

     Peter J. Conner       57  Vice President (Government Relations)

     Kevin M. Mullins      43  Vice President (Sales and Marketing)

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

ITEM 2 - PROPERTIES

The Company's executive offices are located at 333 Elm Street, Dedham, Massachusetts, under a lease for such space expiring in May 2001. In addition, the Company leases various facilities in Massachusetts, New Jersey, Pennsylvania, Michigan, California, Illinois, Georgia, Virginia, Florida and Texas under operating leases whose terms expire from 1998 to 2003. The leases contain renewal options ranging from two to five years. Because the Company's operations do not require any special facilities, the Company does not anticipate any difficulty in finding space adequate for its purposes at reasonable rates.


ITEM 3 - LEGAL PROCEEDINGS

On March 9, 1998, Thomas Coffey, John Redmond, Bob Gnatowski and Richard McNichol (collectively, the "Plaintiffs"), all former employees of the Company, filed a lawsuit against the Company in the Superior Court of New Jersey alleging that the Company wrongfully terminated the Plaintiff's employment. The Plaintiffs allege age discrimination claims and assert that the Company intentionally inflicted emotional distress upon them. The Plaintiffs are seeking compensatory damages, punitive damages, attorney's fees and costs. The Company believes the claims are without merit and intends to vigorously defend the lawsuit. However, there can be no assurance as to the outcome of the lawsuit. Even if the lawsuit were not to proceed to trial, the litigation could result in substantial costs to the Company. An adverse judgment or settlement could subject the Company to significant liabilities and expenses. The Company has procured insurance which may cover all or part of the liabilities associated with the claims made by the Plaintiffs. However, there can be no assurance that such insurance will cover all, if any part, of any liabilities.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section entitled "Market for Registrant's Common Equity and Related Stockholder Matters" on page 1 of the Company's 1998 Annual Report, which is filed herewith as Exhibit 13.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the section entitled "Selected Financial Data" on page 4 of the Company's 1998 Annual Report, which is filed herewith as Exhibit 13.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis," pages 5 through 8 of the Company's 1998 Annual Report, which is filed herewith as Exhibit 13.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the consolidated financial statements of the Company (including the notes thereto) and the auditors' report thereon appearing on pages 9 through 19 of the Company's 1998 Annual Report, which is filed herewith as Exhibit 13.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to Item 401(b), the information required by this item concerning executive officers, including certain information incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement concerning C. Michael Daley, who is also Chairman of the Board, Chief Executive Officer and Treasurer of the Company, is set forth in Part I, Item 1 under the heading "Executive Officers of the Registrant" and information concerning Directors, including Mr. Daley, is incorporated by reference to the sections entitled "Proposal No. 1 - Election of Directors" and "Board of Directors" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held July 15, 1998.

There is incorporated herein by reference to the discussion under "Principal and Management Stockholders - Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held July 15, 1998 the information with respect to any delinquent filings of reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 15, 1998 under the heading "Executive Compensation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 15, 1998 under the heading "Principal and Management Stockholders."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are included as part of this report:

  (1)  CONSOLIDATED FINANCIAL STATEMENTS
       ---------------------------------

          The following financial statements of the Company and the report of the independent certified public accountants are incorporated by reference to the Company's 1998 Annual Report:


       Independent Auditors' Report Relating to the Consolidated Financial Statements (and notes thereto)
       Consolidated Balance Sheets
       Consolidated Statements of Operations
       Consolidated Statements of Stockholders' Equity
       Consolidated Statements of Cash Flows
       Notes to Consolidated Financial Statements


  (2)  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
       -----------------------------------------

          The following report and consolidated financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements (and notes thereto):

       Independent Auditors' Report Relating to the Consolidated Financial Statement Schedule

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

10C. Agreement with the City of Los Angeles dated March 9, 1989 (incorporated by reference to exhibit 10K to File No. 33-27457)

10D. Contract between the State of Michigan and LoJack Corporation dated as of April 24, 1989 (incorporated by reference to exhibit 10O filed with the Company's Annual Report on Form 10-k for the fiscal year ended February 28, 1990 ("the 1990 Form 10-K"))

10E. Agreement between LoJack Corporation and the Illinois State Police dated as of August 23, 1990 (incorporated by reference to exhibit 10P to the 1990 Form 10-K)

10F.++ 1985 Non-Qualified Stock Option Plan, as amended (incorporated by reference to exhibit 10F to 1992 Form 10-K)

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

10J.++ Amendment Number Two to Restated and Amended Stock Incentive Plan

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

10dd. License and Ancillary Know-How Agreement dated October 1, 1995 between LoJack International Corporation and Detektor, Bad Homburg, Germany (incorporated by reference to Exhibit 10oo to the 1996 Form 10-K)

10ee. Patent License and Ancillary Know-How Agreement dated November 30, 1994 between LoJack International Corporation and LoJack Italia, Bologna, Italy (incorporated by reference to Exhibit 10pp to the 1995 Form 10-K)

10ff. License and Supply Agreement dated April 25, 1995 between LoJack International Corporation and United States Consolidated Technologies Corporation (incorporated by reference to Exhibit 10qq to the 1995 Form 10-K) Amendment No. 1 to Restated and Amended Stock Incentive Plan

10gg. Second Amendment to Loan Agreement dated as of February 20, 1996 among The First National Bank of Boston and LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc. and LoJack Holdings Corporation (incorporated by reference to Exhibit 10tt to the 1996 Form 10-K)

10hh. Amended and Restated Revolving Credit and Term Note dated as of February 20, 1996 in the amount of $7,500,000 made by LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc. and LoJack Holdings Corporation payable to the order of The First National Bank of Boston (incorporated by reference to Exhibit 10mm to the 1996 Form 10-K)

10ii. Trademark and Supply Agreement dated August 15, 1995 between LoJack International and CarTrack Kenya Limited, Nairobi, Kenya (incorporated by reference to Exhibit 10yy to the 1996 Form 10-K)

10jj. Third Amendment to Loan Agreement dated as of October 31, 1996 among The First National Bank of Boston and LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdings Corporation and LoJack Venture Corporation (incorporated by reference to Exhibit 10jj filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 (the "1997 Form 10-K"))

10kk. Second Amended and Restated Revolving Credit and Term Note dated as of October 31, 1996 in the amount of $7,500,000 made by LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdings Corporation, and LoJack Venture Corporation payable to the order of The First National Bank of Boston (incorporated by reference to Exhibit 10kk to the 1997 Form 10-K)

10ll. Fourth Amendment to Loan Agreement dated as of February 28, 1997among The First National Bank of Boston and LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdings Corporation, and LoJack Venture Corporation (incorporated by reference to Exhibit 10ll to the 1997 Form 10-K)

10mm. Third Amended and Restated Revolving Credit and Term Note payable to the order of The First National Bank of Boston dated as of February 28, 1997 in the amount of $7,500,000 made by LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdings Corporation, LoJack Venture Corporation, and LoJack of Pennsylvania Corporation, and LoJack FSC, Ltd. (incorporated by reference to Exhibit 10mm to the 1997 Form 10-K)

10nn. License, Trademark and Supply Agreement dated September 10, 1996 between LoJack International and S1 Corporation, Seoul, Korea (incorporated by reference to Exhibit 10nn to the 1997 Form 10-K)

10oo. Agreement dated September 1, 1996 between LoJack Corporation and the Texas Department of Public Safety (incorporated by reference to Exhibit 10oo to the 1997 Form 10-K)

10pp. Agreement between Commonwealth of Pennsylvania, Pennsylvania State Police and LoJack Corporation dated May 14, 1996 (incorporated by reference to
       Exhibit 10pp to the 1997 Form 10-K)

10qq. Agreement between the Maryland Department of State Police and LoJack Corporation dated November 8, 1996 (incorporated by reference to Exhibit 10qq to the 1997 Form 10-K)

10rr. Joint Venture Agreement dated as of December 1, 1995 by and between LoJack Venture Corporation and Micrologic, Inc. (incorporated by reference to Exhibit 10rr to the 1997 Form 10-K)

10ss. License Agreement dated as of December 1, 1995 between SCT Development Venture and LoJack Corporation (incorporated by reference to Exhibit 10ss to the 1997 Form 10-K)

10tt. Development Agreement dated as of December 1, 1995 by and between SCT Development Venture and Micrologic, Inc. (incorporated by reference to
       Exhibit 10tt to the 1997 Form 10-K)

10uu.* Fifth Amendment to Loan Agreement dated February 28, 1998 among
       BankBoston N. A. and LoJack Corporation, LoJack International Corporation, LoJack New Jersey Corporation, Recovery Systems Inc., LoJack Holdings Corporation, LoJack Venture Corporation, LoJack of Pennsylvania Corporation, and LoJack FSC, Ltd.

10vv.* Fourth Amended and Restated Revolving Credit and Term Note payable to the order of BankBoston N.A.dated as of February 28, 1998 in the amount of $7,500,000 made by LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc.,LoJack Holdings Corporation, LoJack Venture Corporation, and LoJack of Pennsylvania Corporation, and LoJack FSC, Ltd.

11.*   Statement re: Computation of per share earnings

13.*   1998 Annual Report to Stockholders

21.*   Subsidiaries of the Registrant

23.*   Consent of Deloitte & Touche LLP

27.*   Financial Data Schedule

99.    "Safe Harbor" Statement under Private Securities Litigation Reform Act of
       1995 ( incorporated by reference to   Exhibit 99 to the 1996 Form 10-K)

----------------------------
*  Indicates an exhibit which is filed herewith.
++  Indicates an exhibit which constitutes an executive compensation plan.


  (b)  REPORTS ON FORM 8-K:
  No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Dedham, Commonwealth of Massachusetts, on the 27th day of May 1998.


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

Signature                  Capacity                            Date
---------                  --------                            ----

/s/ C. Michael Daley       Director, Chairman, Chief           May 27, 1998
--------------------       Executive Officer, and Treasurer
C. Michael Daley           (Principal Executive Officer)



/s/ Robert J. Murray       Director                            May 27, 1998
--------------------
Robert J. Murray



/s/ James A. Daley         Director                            May 27, 1998
------------------
James A. Daley



/s/ Harold W. Shad, III    Director                            May 27, 1998
-----------------------
Harold W. Shad, III



/s/ Lee T. Sprague         Director                            May 27, 1998
------------------
Lee T. Sprague



/s/ Larry C. Renfro        Director                            May 27, 1998
-------------------
Larry C. Renfro



/s/ Harvey Rosenthal       Director                            May 27, 1998
--------------------
Harvey Rosenthal



/s/ Joseph F. Abely        President and Chief Operating       May 27, 1998
-------------------        Officer (Principal Financial
Joseph F. Abely            and Accounting Officer)


    INDEX TO INDEPENDENT AUDITORS' REPORT AND FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE
Independent Auditors' Report Relating to the Financial Statement Schedule.. F-1

Schedule II - Valuation and Qualifying Accounts ........................... F-2


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of LoJack Corporation:

We have audited the consolidated financial statements of LoJack Corporation and subsidiaries as of February 28, 1998 and 1997, and for each of the three years in the period ended February 28, 1998, and have issued our report thereon dated April 24, 1998; such consolidated financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of LoJack Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Boston, Massachusetts
April 24, 1998

                                                                     SCHEDULE II

                      LOJACK CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

           YEARS ENDED FEBRUARY 28, 1998, 1997 AND FEBRUARY 29, 1996
--------------------------------------------------------------------------------

                                                        COLUMN C
                                          COLUMN B     ADDITIONS                   COLUMN E
                                          BALANCE AT   CHARGED TO                  BALANCE
   COLUMN A                               BEGINNING    COSTS AND    COLUMN D       AT END
   DESCRIPTION                            OF PERIOD     EXPENSES   DEDUCTIONS     OF PERIOD
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  For the year ended:
    February 28, 1998                       $553,442     $217,139    $(191,394)(1)  $579,187
                                            ========     ========    =========      ========
    February 28, 1997                       $395,202     $223,384    $ (65,144)(1)  $553,442
                                            ========     ========    =========      ========
    February 29, 1996                       $193,381     $230,942    $ (29,121)(1)  $395,202
                                            ========     ========    =========      ========

WARRANTY RESERVE:
  For the year ended:
    February 28, 1998                       $388,679     $358,447    $(264,395)     $482,731
                                            ========     ========    =========      ========
    February 28, 1997                       $324,813     $371,275    $(307,409)     $388,679
                                            ========     ========    =========      ========
    February 29, 1996                       $223,509     $267,036    $(165,732)     $324,813
                                            ========     ========    =========      ========

(1) Net accounts written off.