Form 10-Q
period 1998-05-31
LOJACK CORP
filed 1998-07-14
CIK 355777

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES ACT OF 1934

          For the quarterly period ended   May 31, 1998

                            OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURTIES ACT OF 1934

For the transition period from ______________  to _______________.

Commission File Number 2-74238-B

                              LOJACK CORPORATION
            (Exact name of registrant as specified in its charter)

         Massachusetts                           04-2664794
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification Number)

333 Elm Street    Dedham, Massachusetts          02026
(Address of principal executive offices)         (Zip code)

                                 781-326-4700
             (Registrant's telephone number , including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES [X]                 NO [_]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
There were 18,018,481 shares issued and outstanding of $.01 par value, common stock, as of July 10, 1998.

                   LOJACK CORPORATION AND SUBSIDIARIES INDEX

Part I.  Financial Information                                          PAGE
                                                                        ----
Item 1.  Financial Statements
     Consolidated Balance Sheets:
           May 31, 1998  and February 28, 1998........................    1

     Consolidated Statements of Operations:
          Three Months Ended May 31, 1998 and  1997...................    2

     Consolidated Statements of Cash Flows:
           Three Months Ended May 31, 1998 and 1997...................    3

     Notes to Consolidated Financial Statements.......................    4

Item 2.  Management's Discussion and Analysis of Results
          of Operations and Financial Condition.......................    5

Part II. Other Information............................................
     Item 6. Exhibits and Reports on Form 8-K                             9

     Signatures.......................................................    10

     Exhibit 11.......................................................    11

     Exhibit 27.......................................................    12

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                           MAY 31,       FEBRUARY 28,
                                                             1998           1998
                                                          (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents...................................  $  5,427,590   $  5,498,348
Short-term investments.................................     1,400,000      1,400,000
Accounts receivable - net..............................     9,830,521      8,073,981
Inventories............................................     5,055,790      4,883,038
Vendor deposit.........................................     1,432,000      1,432,000
Prepaid expenses and other.............................       170,233        132,154
Deferred income taxes..................................     1,227,743      1,195,881
                                                         ------------   ------------
    Total current assets...............................    24,543,877     22,615,402

MARKETABLE SECURITIES..................................     2,056,744

PROPERTY AND EQUIPMENT - Net...........................    10,292,992      9,763,720

OTHER ASSETS - Net.....................................       271,254        281,786
                                                         ------------   ------------
TOTAL..................................................  $ 37,164,867   $ 32,660,908
                                                         ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease
   obligations.........................................     1,003,843        746,304
Accounts payable.......................................     3,259,879      2,578,348
Accrued and other liabilities..........................       968,706      1,016,345
Deposits...............................................       558,543        379,421
Current  portion of deferred revenue...................     1,244,052      1,213,693
Accrued compensation...................................       716,736      1,057,895
Accrued taxes..........................................       304,154        136,993
                                                         ------------   ------------
     Total current liabilities.........................     8,055,913      7,128,999

DEFERRED REVENUE.......................................     3,002,121      2,676,351

DEFERRED INCOME TAXES..................................     1,019,929        560,148

CAPITAL LEASE OBLIGATIONS..............................     1,281,464        792,926

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; authorized,
  35,000,000 shares; issued, 22,265,981 and
  22,250,381 at May 31, 1998 and
  February 28, 1998, respectively......................       222,660        222,504
Additional paid-in-capital.............................    59,577,121     59,493,808
Accumulated other comprehensive income.................       880,287
Retained earnings......................................     8,970,198      5,550,998
Treasury stock, at cost,  4,136,500
 and 3,971,500 shares of common stock at
 May 31, 1998 and February 28, 1998,
 respectively..........................................   (45,844,826)   (43,764,826)
                                                         -------------  ------------
     Total stockholders' equity .......................    23,805,440     21,502,484
                                                         -------------  ------------
TOTAL..................................................  $ 37,164,867   $ 32,660,908
                                                         ============   ============

See notes to consolidated financial statements.

                                      (1)

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED
                                                                       (Unaudited)
                                                                  MAY 31,        MAY 31,
                                                                   1998           1997
Revenues..................................................       $20,264,538   $18,558,153
Cost of goods sold........................................         8,881,876     8,560,794
                                                                 -----------   -----------

Gross margin..............................................        11,382,662     9,997,359
                                                                 -----------   -----------

Costs and expenses:
Systems costs and research and
   development............................................           346,836       342,314
Marketing.................................................         4,182,349     3,934,724
General and administrative................................         2,088,345     1,780,446
Depreciation and amortization.............................           350,618       395,928
                                                                 -----------   -----------
   Total..................................................         6,968,148     6,453,412
                                                                 -----------   -----------
Operating income .........................................         4,414,514     3,543,947
                                                                 -----------   -----------
Other income (expense):
Interest income...........................................            93,197       184,438
Interest expense..........................................           (48,467)      (40,628)
Gain on sale of fixed assets..............................            47,359        19,497
Gain on sale of marketable securities                              1,099,597
                                                                 -----------   -----------
   Total..................................................         1,191,686       163,307
                                                                 -----------   -----------
Income before provision
 for income taxes                                                  5,606,200     3,707,254
Provision for income taxes................................         2,187,000     1,446,000
                                                                 -----------   -----------
Net income ...............................................       $ 3,419,200   $ 2,261,254
                                                                 ===========   ===========

Earnings per share:
Basic                                                                 $ 0.19         $0.12
                                                                 ===========   ===========
Diluted                                                               $ 0.17         $0.11
                                                                 ===========   ===========

Weighted average shares:
Basic                                                             18,171,258    19,086,406
                                                                 ===========   ===========
Diluted                                                           19,674,361    20,449,384
                                                                 ===========   ===========

See notes to consolidated financial statements.

                                      (2)

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     THREE MONTHS ENDED
                                                                   MAY 31,       MAY 31,
                                                                     1998          1997
                                                                 ------------  ------------
                                                                 (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income.....................................................  $ 3,419,200   $ 2,261,254
                                                                 -----------   -----------
Adjustments to reconcile net
 income to net cash provided by
  operating activities:
   Depreciation and
    amortization...............................................      687,841       646,869
   Provision for doubtful accounts.............................       55,265        31,384
   Deferred taxes..............................................     (135,081)      (43,162)
   Gain on Sale of marketable security.........................   (1,099,597)
   Increase (decrease) in
    cash from changes in
    assets and liabilities:
   Accounts receivable -net....................................   (1,811,805)      239,036
   Inventories.................................................     (172,752)      512,205
   Prepaid expenses and other..................................      (38,079)          792
   Other assets................................................            -         7,976
   Accounts payable............................................      681,531      (278,995)
   Accrued and other
    liablities.................................................      313,614       522,766
                                                                 -----------   -----------
Total adjustments..............................................   (1,519,063)    1,638,871
                                                                 -----------   -----------
Net cash provided by operating
   activities..................................................    1,900,137     3,900,125
                                                                 -----------   -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property
   and equipment -net..........................................      (57,581)     (941,385)
Purchase of marketable securities..............................   (1,259,170)
Proceeds from sale of marketable securities....................    1,745,310
                                                                 -----------   -----------
Net cash provided by (used for) investing activities...........      428,559      (941,385)
                                                                 -----------   -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
Issuance of common stock.......................................       83,469        75,361
Repayment of debt..............................................     (402,923)     (269,086)
Repurchase of common stock.....................................   (2,080,000)   (4,997,808)
                                                                 -----------   -----------
Net cash used for
   financing activities........................................   (2,399,454)   (5,191,533)
                                                                 -----------   -----------

DECREASE IN CASH
   AND EQUIVALENTS.............................................      (70,758)   (2,232,793)

BEGINNING CASH AND EQUIVALENTS.................................    5,498,348    14,671,700
                                                                 -----------   -----------
ENDING CASH AND EQUIVALENTS....................................  $ 5,427,590   $12,438,907
                                                                 ===========   ===========

See notes to consolidated financial statements.

                                      (3)

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements and notes do not include all of the disclosures made in the Company's Annual Report to Stockholders, which should be read in conjunction with these statements. Certain fiscal 1998 amounts have been reclassified to conform with the fiscal 1999 presentation. In the opinion of the Company, the statements include all adjustments necessary for a fair presentation of the quarterly results and any and all such adjustments were of a normal recurring nature.

2. The results of operations for the three months ended May 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

3. Supplemental cash flow information: Cash paid for interest for the three months ended May 31, 1998 and 1997 was $48,000 and $41,000, respectively. Cash paid for income taxes for the three months ended May 31, 1998 and 1997 was $2,137,500 and $480,500, respectively. For the three months ended May 31, 1998 and 1997 the Company incurred capital lease obligations of $1,149,000 and $294,000, respectively.

4.  Earnings per share:

    In fiscal 1998 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." All prior periods have been restated to conform to the provisions of SFAS No. 128. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the effect of the Company's outstanding options (using the treasury stock method), except where such options would be antidilutive.

5.  Marketable Securities:

    In March 1998 the Company exercised an option to purchase 292,507 common shares of its United Kingdom licensee, Tracker Network, UK Ltd. for an aggregate exercise price of $1,259,000. In April 1998 the Company sold 150,000 of these shares and recognized a pre-tax gain of approximately $1,100,000. The remaining 142,507 shares of the investment are classified as an available-for-sale security in accordance with SFAS No. 115 in the Company's Consolidated Balance Sheet with a fair value of approximately $2,057,000 as of May 31, 1998. The unrealized gain of $880,000 (net of taxes of $563,000) is reported in other comprehensive income for the three months ended May 31, 1998.

6.  Comprehensive Income:

    Effective March 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." Currently, in addition to net income , the only item which would be included in comprehensive income is unrealized gains or losses on available-for-sale securities. For the three months ended May 31, 1998 and 1997, comprehensive income totaled approximately $4,299,000 and $2,261,000, respectively.

                                      (4)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED MAY 31, 1998 ("FISCAL 1999")
 VERSUS THREE MONTHS ENDED MAY 31, 1997 ("FISCAL 1998")


Revenues for the three months ended May 31, 1998 increased by $1,707,000, or 9%, to $20,265,000 from $18,558,000 for the same period a year earlier. Domestic revenues increased during the same period by $3,302,000, or 23% to $17,592,000 from $14,290,000 a year earlier. Revenues from product sales and licensing fees related to international licensing agreements decreased by $1,595,000, or 37%, to $2,673,000 for the three months ended May 31, 1998 from $4,268,000 for the same period a year earlier. The increase in domestic revenues was primarily due to an increase of 28% in the number of LoJack Units sold in existing domestic markets offset partially by decreased penetrations of optional alarm products as more vehicles come with factory equipped alarms. The decrease in international revenues was partially related to a $450,000 decrease in revenues from the sale of system components and licensee fees which are primarily to new licensees and are generally non-recurring in nature. The additional decrease of $1,145,000 was related to lower sales of LoJack Units and related products to existing licensees, of which approximately $1,000,000 relates to decreased sales to the Company's licensee in Argentina which has been experiencing financial difficulties.

Cost of goods sold decreased to 44% of revenues for the three months ended May 31, 1998 from 46% for the same period a year earlier. Domestically cost of sales decreased to 43% of related revenues from 45% for the same periods primarily as a result of increased installation efficiencies, lower manufactured cost of the LoJack Unit, and decreasing penetrations of lower margined optional alarm products. International costs of sales increased to 50% of related revenues for the three months ended May 31, 1998 from 49% a year earlier principally the result of the decrease in non-recurring component sales and license fees.

Systems costs and research and development increased by $5,000 to $347,000 for the three months ended May 31, 1998 from $342,000 for the same period a year earlier. An increase in systems costs of $23,000 related to certain markets which became operational during the first quarter of fiscal 1998 was offset partially by a decrease of $18,000 in research and development expense due to the timing of certain work related to a redesign of the LoJack Unit.

Marketing expense increased by $247,000 to $4,182,000 for the three months ended May 31, 1998 from $3,935,000 for the same period a year earlier. This increase was primarily related to an increase in marketing salaries and benefits related to increased domestic sales and expansion to new markets, offset partially by a decrease in media expense related to the timing of advertising in certain markets.

General and administrative expense increased by $308,000 to $2,088,000 for the three months ended May 31, 1998 from $1,780,000 for the same period a year earlier primarily as the result of increased payroll costs and administrative expenses related to the increased domestic and international business volume and market expansions, as well as increases in certain professional and recruiting fees related to ongoing business.

Depreciation and amortization decreased by $45,000 to $351,000 for the three months ended May 31, 1998 from $396,000 for the same period a year earlier. This decrease was the result of LoJack System components in certain older markets becoming fully depreciated, offset partially by an increase in depreciation expense from LoJack System components in certain markets which began operations during the first three months of fiscal 1998, and depreciation expense on certain computer equipment and software additions.

                                      (5)

Interest income decreased by $91,000 to $93,000 for the three months ended
May 31, 1998 from $184,000 for the same period a year earlier primarily as the result of a decrease in the average cash balances available for investment during the period.

Interest expense increased by $8,000 to $48,000 for the three months ended May 31, 1998 from $40,000 for the same period a year earlier as a result of interest on additional capital leases of installation vehicles.

Gain on sale of fixed assets increased by $28,000 to $47,000 for the three months ended May 31, 1998 from $19,000 for the same period a year earlier due to an increase in the number of fully depreciated installation vehicles sold during the period in the normal course of business.

Gain on sale of marketable securities was $1,100,000 for the three months ended May 31, 1998 as the result of the sale of common stock of the Company's United Kingdom licensee which had been acquired through the exercise of an option in the related license agreement.

The provision for income taxes increased by $1,899,000 to $5,606,000 for the three months ended May 31, 1998 from $3,707,000 for the same period a year earlier as the result of the increase in the Company's taxable income during the respective periods. The Company's effective tax rate remained at 39% during both periods.

As a result of the foregoing, net income increased by $1,158,000 to $3,419,000 for the three months ended May 31, 1998 from $2,261,000 for the same period a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

In the first three months of fiscal 1999 cash and equivalents decreased by $71,000. Cash flow from operations was $1,900,000, cash flow from investing activities was $ 428,000 and cash flow used for financing purposes was $2,399,000. Cash flow from operations included net income of $3,419,000, non-cash additions to net income of $608,000, less $1,100,000 related to the sale of a marketable security and decreases from changes in assets and liabilities of $1,027,000. The decrease in cash flow from changes in assets and liabilities includes an increase in accounts receivable of $1,812,000 and inventories of $173,000 both of which were primarily related to the increase in domestic revenues during the first quarter of fiscal 1999 as compared with the fourth quarter of fiscal 1998. Prepaid expenses increased by $38,000 primarily due to prepayments on certain tower leases. These decreases in cash flow were offset partially by increases in accrued and other liabilities of $314,000 as the result of an increase in deferred revenue related to sales of lifetime warranties, an increase in deposits from international licensees for the purchase of product and equipment, and decreases in accrued compensation related to the payment of annual management bonuses and decreases in other accrued liabilities. The increase in accounts payable of $682,000 is primarily related to the timing of payment on certain media expenses.

Cash flows from investing activities included expenditures for property and equipment (exclusive of additions under capital leases of $1,149,000) for the three months ended May 31, 1998 of $58,000. Additionally, the Company purchased 292,507 common shares of its United Kingdom licensee for $1,259,000 under terms of an option agreement in the related license agreement. A subsequent sale of a 150,000 of these shares netted proceeds to the Company of $1,745,000.

Cash flows used for financing activities included the repurchase of 165,000 shares of the Company's common stock during the three months ended May 31, 1998 for $2,080,000. Total cumulative common shares repurchased under the Company's stock repurchase program were 4,136,500 as of May 31, 1998. The Company intends to continue to repurchase shares of its common stock in open market transactions,

                                      (6)
from time to time, depending upon the price of the stock. As of May 31, 1998 there are 1,063,500 additional common shares authorized for repurchase under the Company's existing repurchase program.

As of May 31, 1998 the Company had working capital of $16,488,000. The Company believes that it can meet its anticipated capital and operating requirements for the remainder of fiscal 1999 using existing working capital, cash flow from operations, and if necessary, the Company's $7,500,000 line of credit, which was unused as of May 31, 1998.

The Company presently is pursuing expansion efforts in several additional domestic jurisdictions. The Company expects that, pending receipt of necessary governmental approvals, certain potential expansion markets may become operational during fiscal 1999. The Company plans to fund these expansions as well as other capital expenditures during fiscal 1999 using existing working capital, cash flow from operations, and/or the line of credit. The Company expects that it will spend approximately $2,500,000 on capital expenditures (excluding assets purchased under capital lease agreements) during the remainder of fiscal 1999.

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


NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of SFAS No. 130 had no effect on the financial position or results of operations of the Company, but resulted in the disclosure of comprehensive income of approximately $4,299,000 which was derived from net income and unrealized gains on available-for-sale marketable securities. With the adoption of SFAS No. 131 and as permitted by the pronouncement, the Company will provide information about its operating segments, as determined, in the annual financial statements, and will begin providing such information on an interim basis for the first quarter of 2000.

YEAR 2000

The company has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Company is currently implementing new accounting and custom software as well as new computer network systems which have been designed by the vendors to properly process transactions which could be impacted by the "Year 2000" problem. The Company believes that with certain modifications to LoJack System components, the "Year 2000" problem will not pose significant operational problems and costs to complete this process are not anticipated to be material to its financial position or results of operation in any given year.

                                      (7)

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

                                        LoJack Corporation
                                        ------------------
                                        Registrant


July 14, 1998                           /s/ C. Michael Daley
-------------                           -----------------------------------
Date                                    C. Michael Daley
                                        Chief Executive Officer


July 14, 1998                           /s/ Joseph F. Abely
-------------                           -----------------------------------
Date                                    Joseph. F. Abely
                                        President and Chief
                                        Operating Officer
                                        (Principal Financial Officer)

                                      (10)