Form 10-Q
period 1998-08-31
LOJACK CORP
filed 1998-10-15
CIK 355777

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

(Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---    SECURITIES ACT OF 1934

For the quarterly period ended August 31, 1998

       OR

___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURTIES ACT OF 1934

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

                                 781-326-4700
             (Registrant's telephone number, including area code)


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
There were 17,766,481 shares issued and outstanding of $.01 par value, common stock, as of October 14, 1998.

                      LOJACK CORPORATION AND SUBSIDIARIES
                                     INDEX

Part I.  Financial Information                                   PAGE
                                                                 ----

   Item 1. Financial Statements
           Consolidated Balance Sheets:
             August 31, 1998 and February 28, 1998..........       1

           Consolidated Statements of Operations:
             Three Months Ended August 31, 1998 and 1997
             Six Months Ended August 31, 1998 and 1997.......      2

           Consolidated Statements of Cash Flows:
            Six Months Ended August  31, 1998 and 1997........     4

           Notes to Consolidated Financial Statements.........     5

   Item 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition..............     6

Part II. Other Information....................................    11
           Item 6. Exhibits and Reports on Form 8-K

           Signatures.........................................    12

           Exhibit 11.........................................    13

           Exhibit 27.........................................    14

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                      AUGUST 31,    FEBRUARY 28,
                                                         1998           1998
                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents........................        $  7,699,514   $  5,498,348
Short-term investments......................           1,400,000      1,400,000
Accounts receivable - net...................           9,645,551      8,073,981
Inventories.................................           5,835,704      4,883,038
Vendor deposit..............................                          1,432,000
Prepaid expenses and other..................             128,673        132,154
Deferred income taxes.......................           1,266,245      1,195,881
                                                    ------------   ------------
    Total current assets....................          25,975,687     22,615,402

MARKETABLE SECURITIES.......................        $  1,415,137

PROPERTY AND EQUIPMENT - Net................          10,997,091      9,763,720

OTHER ASSETS - Net..........................             264,803        281,786
                                                    ------------   ------------
TOTAL.......................................        $ 38,652,718   $ 32,660,908
                                                    ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease
   obligations..............................           1,396,455        746,304
Accounts payable............................           3,208,028      2,578,348
Accrued and other liabilities...............           1,118,102      1,016,345
Deposits....................................              62,627        379,421
Current portion of deferred revenue.........           1,305,318      1,213,693
Accrued compensation........................             942,549      1,057,895
Accrued taxes...............................             127,380        136,993
                                                    ------------   ------------
     Total current liabilities..............           8,160,459      7,128,999

DEFERRED REVENUE............................           3,033,967      2,676,351

DEFERRED INCOME TAXES.......................             720,493        560,148

CAPITAL LEASE OBLIGATIONS...................           1,787,302        792,926

COMMITMENTS AND CONTINGENCIES...............

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; authorized,
  35,000,000 shares; issued, 22,282,231 and
  22,250,381 at August 31, 1998 and
  February 28, 1998, respectively...........             222,822        222,504
Additional paid-in-capital..................          59,629,896     59,493,808
Accumulated other comprehensive income......             489,025
Retained earnings...........................          11,836,517      5,550,998
Treasury stock, at cost, 4,247,500
 and 3,971,500 shares of common stock at
 August 31, 1998 and February 28, 1998,
 respectively...............................         (47,227,763)   (43,764,826)
                                                    ------------   ------------
     Total stockholders' equity.............          24,950,497     21,502,484
                                                    ------------   ------------
TOTAL.......................................        $ 38,652,718   $ 32,660,908
                                                    ============   ============

See notes to consolidated financial statements.

                                      (1)

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 THREE MONTHS ENDED
                                                     (Unaudited)
                                               AUGUST 31,    AUGUST 31,
                                                  1998         1997

Revenues.................................     $21,810,039   $18,744,847
Cost of goods sold.......................       9,482,012     8,284,487
                                              -----------   -----------

Gross margin.............................      12,328,027    10,460,360
                                              -----------   -----------

Costs and expenses:
Systems costs and research and
   development...........................         269,662       255,628
Marketing................................       4,870,198     4,242,534
General and administrative...............       2,135,774     1,681,380
Depreciation and amortization............         461,044       408,166
                                              -----------   -----------
   Total.................................       7,736,678     6,587,708
                                              -----------   -----------
Operating income ........................       4,591,349     3,872,652
                                              -----------   -----------

Other income (expense):
Interest income..........................         113,998       244,785
Interest expense.........................         (66,205)      (48,452)
Gain on sale of fixed assets.............          60,173        47,889
                                              -----------   -----------
   Total.................................         107,966       244,222
                                              -----------   -----------
Income before provision
 for income taxes                               4,699,315     4,116,874
Provision for income taxes...............       1,833,000     1,600,000
                                              -----------   -----------
Net income ..............................     $ 2,866,315   $ 2,516,874
                                              ===========   ===========

Earnings per share:
Basic....................................     $      0.16   $      0.13
                                              ===========   ===========
Diluted..................................     $      0.15   $      0.12
                                              ===========   ===========

Weighted average shares:
Basic....................................      18,050,267    18,978,756
                                              ===========   ===========
Diluted..................................      19,499,514    20,766,211
                                              ===========   ===========

See notes to consolidated financial statements.

                                      (2)

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     SIX MONTHS ENDED
                                                        (Unaudited)
                                               AUGUST 31,         AUGUST 31,
                                                  1998               1997

Revenues.................................      $42,074,578        $37,303,000
Cost of goods sold.......................       18,363,888         16,845,281
                                               -----------        -----------

Gross margin.............................       23,710,690         20,457,719
                                               -----------        -----------

Costs and expenses:
Systems costs and research and
   development...........................          616,498            597,942
Marketing................................        9,052,547          8,177,258
General and administrative...............        4,224,118          3,461,832
Depreciation and amortization............          811,661            804,093
                                               -----------        -----------
   Total.................................       14,704,824         13,041,125
                                               -----------        -----------
Operating income.........................        9,005,866          7,416,594
                                               -----------        -----------

Other income (expense):
Interest income..........................          207,199            429,224
Interest expense.........................         (114,672)           (89,080)
Gain on sale of fixed assets.............          107,531             67,390
Gain on sale of marketable securities....        1,099,597
                                               -----------        -----------
   Total.................................        1,299,655            407,534
                                               -----------        -----------
Income before provision
 for income taxes........................       10,305,521          7,824,128
Provision for income taxes...............        4,020,000          3,046,000
                                               -----------        -----------
Net income ..............................      $ 6,285,521        $ 4,778,128
                                               ===========        ===========

Earnings per share:
Basic....................................      $      0.35        $      0.25
                                               ===========        ===========
Diluted..................................      $      0.32        $      0.23
                                               ===========        ===========

Weighted average shares:
Basic....................................       18,110,952         19,032,513
                                               ===========        ===========
Diluted..................................       19,588,166         20,607,729
                                               ===========        ===========

See notes to consolidated financial statements.

                                      (3)

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  SIX MONTHS ENDED

                                               AUGUST 31,    AUGUST 31,
                                                  1998          1997
                                              ------------  ------------
                                              (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net income................................    $ 6,285,521   $ 4,778,128
Adjustments to reconcile net
  income to net cash provided by
   operating activities:
     Depreciation and
       amortization.......................      1,501,436     1,266,883
     Provision for doubtful accounts......        102,770        60,268
     Deferred taxes.......................       (222,676)     (134,167)
     Gain on sale of marketable security..     (1,099,597)
     Increase (decrease) in
       cash from changes in
       assets and liabilities:
     Accounts receivable - net.............    (1,674,340)   (1,085,591)
     Inventories...........................      (952,666)     (301,046)
     Vendor deposit........................     1,432,000
     Prepaid expenses and other............         3,481         4,648
     Other assets..........................        (4,086)       (2,930)
     Accounts payable......................       629,680       135,264
     Accrued and other
       liablities..........................       109,245       299,357
                                              -----------   -----------
Total adjustments..........................      (174,753)      242,686
                                              -----------   -----------
Net cash provided by operating
     activities............................     6,110,768     5,020,814
                                              -----------   -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property
     and equipment - net...................      (324,649)   (1,570,108)
Purchase of marketable securities..........    (1,259,170)
Proceeds from sale of marketable
     securities............................     1,745,310
                                              -----------   -----------
Net cash provided by (used for) investing
     activities............................       161,491    (1,570,108)
                                              -----------   -----------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
Issuance of common stock...................       136,406       809,681
Repayment of debt..........................      (744,562)     (593,881)
Repurchase of common stock.................    (3,462,937)   (4,997,808)
                                              -----------   -----------
Net cash used for
     financing activities..................    (4,071,093)   (4,782,008)
                                              -----------   -----------

INCREASE (DECREASE) IN CASH
     AND EQUIVALENTS.......................     2,201,166    (1,331,302)

BEGINNING CASH AND EQUIVALENTS.............     5,498,348    14,671,700
                                              -----------   -----------
ENDING CASH AND EQUIVALENTS................   $ 7,699,514   $13,340,398
                                              ===========   ===========

See notes to consolidated financial statements.

                                      (4)

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements and notes do not include all of the disclosures made in the Company's Annual Report to Stockholders, which should be read in conjunction with these statements. Certain fiscal 1998 amounts have been reclassified to conform to the fiscal 1999 presentation. In the opinion of the Company, the statements include all adjustments necessary for a fair presentation of the quarterly results and any and all such adjustments were of a normal recurring nature.

2. The results of operations for the three and six months ended August 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

3.  Supplemental cash flow information:

    Cash paid for interest for the six months ended August 31, 1998 and 1997 was $115,000 and $89,000, respectively. Cash paid for income taxes for the six months ended August 31, 1998 and 1997 was $3,234,000 and $2,670,000,
    respectively. For the six months ended August 31, 1998 and 1997 the Company incurred capital lease obligations of $2,389,000 and $808,000 respectively.

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

5.  Marketable Securities:

    In March 1998 the Company exercised an option to purchase 292,507 common shares of its United Kingdom licensee, Tracker Network, UK Ltd. for an aggregate exercise price of $1,259,000. In April 1998 the Company sold 150,000 of these shares and recognized a pre-tax gain of approximately $1,100,000. The remaining 142,507 shares of the investment are classified as an available-for-sale security in accordance with SFAS No. 115 in the Company's Consolidated Balance Sheet with a fair value of approximately $1,415,000 as of August 31, 1998. The unrealized gain of $489,000 (net of taxes of $313,000) is reported in accumulated other comprehensive income under stockholders' equity at August 31, 1998.

6.  Comprehensive Income:

    Effective March 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." Currently, in addition to net income, the only item which would be included in comprehensive income is unrealized gains or losses on available-for-sale securities. Unrealized gains or losses on available-for-sale securities (net of taxes) for the three and six months ended August 31, 1998 were an unrealized loss of $391,000, and an unrealized gain of $489,000, respectively. Comprehensive income for the three months ended August 31, 1998 and 1997 totaled $2,475,000 and $2,517,000, respectively. Comprehensive income for the six months ended August 31, 1998 and 1997 totaled approximately $6,775,000 and $4,778,000 respectively.

                                      (5)

MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

THREE AND SIX MONTHS ENDED AUGUST 31, 1998 ("FISCAL 1999")
VERSUS THREE AND SIX MONTHS ENDED AUGUST 31, 1997 ("FISCAL 1998")

RESULTS OF OPERATIONS


Revenues for the three and six months ended August 31, 1998 increased by $3,065,000 and $4,772,000, or 16% and 13%, respectively to $21,810,000 and
$42,075,000, from $18,745,000 and $37,303,000, respectively, for the same periods a year earlier. Revenues from domestic markets increased by $2,851,000 and $6,152,000, or 17% and 20%, for the three and six months ended August 31, 1998, respectively, to $19,338,000 and $36,929,000, from $16,487,000 and
$30,777,000, respectively, for the same periods a year earlier. International revenues increased by $214,000, or 9% for the three months ended August 31, 1998 to $2,472,000 from $2,258,000 for the same period last year. International revenues for the six months ended August 31, 1998 decreased by $1,381,000, or 21% to $5,145,000, from $6,526,000 for the same period last year. The increase in domestic revenues resulted primarily from an increase of 21% and 24% in the number of LoJack Units sold for the three and six months ended August 31, 1998, respectively, as compared to the same periods a year earlier, offset partially by decreases in the penetration of sales of low margin optional alarm products. The increase in international revenues for the three months ended August 31, 1998 of $214,000 resulted from an increase of $379,000, or 83% in revenues from the sale of components to and license fees from new licensees, which are generally non-recurring in nature, offset partially by a decrease of $165,000, or 9%, in sales of and royalties on the international version of the LoJack Unit and related products. The decrease in international revenues for the six months ended August 31, 1998 of $1,381,000 resulted from a decrease in revenues from the sales of components and license fees of $74,000, and a decrease in revenues from the sale of the international version of the LoJack Unit and related products of $1,307,000. The decrease in sales of the international version of the LoJack Unit is related to the effect on certain licensees of the economic crises in certain areas of the world, and the financial difficulties of the company's licensee in Argentina, offset partially by increased sales to other existing licensees in both South America and Africa.

Cost of goods sold for the three and six months ended August 31, 1998 decreased to 43% and 44%, respectively, from 44% and 45% for the same periods a year earlier. Domestically, cost of goods sold for the three months ended August
31, 1998 and 1997 was 44% of related revenues. For the six months ended August 31, 1998 cost of goods sold decreased to 43% of domestic revenues as compared with 44% for the same period a year earlier. Cost of goods sold decreased as the result of installation efficiencies, lower manufactured cost of the LoJack Unit, and a decrease in sales of low margin alarm products. During the three months ended August 31, 1998, these savings were partially offset by start-up costs in the Arizona and Houston markets. International cost of goods sold decreased to 42% and 46% of related revenues for the three and six months ended August 31, 1998, respectively from 48% and 49% for the same periods a year earlier. International cost of goods sold decreased for the three and six months ended August 31, 1998 as a result of the decline in sales of the international version of the LoJack Unit which generally have a higher cost as a percentage of related revenues than revenues from component sales and license fees.

                                      (6)

Systems costs and research and development increased by $14,000 and $19,000 for the three and six months ended August 31, 1998, respectively to $270,000 and $616,000 from $256,000 and $598,000 for the same periods a year earlier. Systems costs increased by $61,000 and $83,000 for the three and six months ended August 31, 1998 as compared with the same periods a year earlier primarily as the result of the start-up of new markets and maintenance costs in certain existing markets. Research and development expense decreased by $48,000 and $66,000 for three and six months ended August 31, 1998, respectively, as a result of the timing of certain work related to a redesign of the LoJack Unit.

Marketing expense increased by $627,000 and $876,000 for the three and six months ended August 31, 1998 and 1997, respectively to $4,870,000 and $9,053,000 from $4,243,000 and $8,177,000 for the same periods a year earlier. These increases were primarily related to increases in marketing salaries and benefits, advertising, and promotional spending related to increased domestic sales, expansion to new markets, as well as marketing expenses related to sales efforts related to the fleet and commercial business.

General and administrative expense increased by $455,000 and $762,000 for the three and six months ended August 31, 1998 and 1997, respectively to $2,136,000 and $4,224,000, from $1,681,000 and $3,462,000 for the same periods a year earlier. These increases were the result of increases in administrative salaries and benefits, and other general and overhead expenses related to the increase in the domestic business and market expansion, as well as certain professional and recruiting fees related to ongoing business.

Depreciation and amortization increased by $53,000 and $8,000 for the three and six months ended August 31, 1998, respectively, to $461,000 and $812,000, from $408,000 and $804,000 for the same periods a year earlier, primarily as the result of depreciation expense on LoJack System components in new markets and depreciation expense on installation vehicles purchased during the periods under capital leases.

Interest income decreased by $131,000 and $222,000 for the three and six months ended August 31, 1998, respectively, to $114,000 and $207,000, from $245,000 and $429,000 for the same periods a year earlier. These decreases were the result of a decrease in the average cash balances available for investment during the periods.

Interest expense increased by $18,000 and $26,000 for the three and six months ended August 31, 1998, respectively, to $66,000 and $115,000, from $48,000 and $89,000 for the same periods a year earlier as the result of interest expense on capital leases of installation vehicles.

Gain on sales of fixed assets increased by $12,000 and $41,000 for the three and six months ended August 31, 1998, respectively, to $60,000 and $108,000, from $48,000 and $67,000 for the same periods a year earlier, due to an increase in the number of fully depreciated installation vehicles sold during the periods in the normal course of business.

Gain on sale of marketable securities for the six months ended August 31, 1998 of $1,100,000 was the result of the sale of a portion of the company's stock in its United Kingdom licensee which had been acquired pursuant to an option agreement in the related license agreement.

                                      (7)

The provision for income taxes increased by $233,000 and $974,000 for the three and six months ended August 31, 1998, respectively, to $1,833,000 and $4,020,000, from $1,600,000 and $3,046,000 for the same periods a year earlier as the result of the increase in the Company's taxable income during the respective periods. The Company's effective tax rate remained at 39% during both periods.

As a result of the foregoing, net income increased by $349,000 and $1,507,000 for the three and six months ended August 31, 1998, respectively, to $2,866,000 and 6,286,000, from $2,517,000 and $4,778,000 for the same periods a year earlier.


LIQUIDITY AND CAPITAL RESOURCES

In the six months ended August 31, 1998 cash and equivalents increased by $2,201,000. Cash flow from operations was $6,111,000, cash flow from investing activities was $161,000 and cash flow used for financing purposes was $4,071,000. Cash flow from operations included net income of $6,286,000, non-cash additions to net income of $1,604,000, less $1,100,000 related to the sale of a marketable security,$219,000 of deferred taxes and decreases from changes in assets and liabilities of $460,000. The decrease in cash flow from changes in assets and liabilities includes an increase in accounts receivable of $1,674,000 and inventories of $953,000 both of which were primarily related to the increase in domestic revenues, and timing of certain international shipments, and an increase in other assets of $4,000. These decreases in cash flow were offset partially by a return of a vendor deposit of $1,432,000, a decrease in prepaid expenses of $4,000, and increases in accrued and other liabilities of $109,000. The increase in accounts payable of $630,000 is primarily related to the timing of payment on certain media expenses, and an inventory supplier.

Cash flows from investing activities included expenditures for property and equipment (exclusive of additions under capital leases of $2,389,000) for the six months ended August 31, 1998 of $325,000. Additionally, the Company purchased 292,507 common shares of its United Kingdom licensee for $1,259,000 under terms of an option agreement in the related license agreement. A subsequent sale of a 150,000 of these shares netted proceeds to the Company of $1,745,000.

Cash flows used for financing activities included the repurchase of 276,000 shares of the Company's common stock during the six months ended August 31, 1998 for $3,463,000. Total cumulative common shares repurchased under the Company's stock repurchase program were 4,247,500 as of August 31, 1998. The Company intends to continue to repurchase shares of its common stock in open market transactions, from time to time, depending upon the price of the stock. As of August 31, 1998 there are 952,500 additional common shares authorized for repurchase under the Company's existing repurchase program.

As of August 31, 1998 the Company had working capital of $17,815,000 compared to $15,486,000 at February 28, 1998. The Company believes that it can meet its anticipated capital and operating requirements for the remainder of fiscal 1999 using existing working capital, cash flow from operations, and if necessary, the Company's $7,500,000 line of credit, which was unused as of August 31, 1998.

The Company presently is pursuing expansion efforts in several additional domestic jurisdictions. The Company expects that, pending receipt of necessary governmental approvals, certain potential expansion markets may become operational during fiscal 1999. The Company plans to

                                      (8)
fund these expansions as well as other capital expenditures during fiscal 1999 using existing working capital, cash flow from operations, and/or the line of credit. The Company expects that it will spend approximately $1,000,000 on capital expenditures (excluding assets purchased under capital lease agreements) during the remainder of fiscal 1999.

The Company's expansion to additional international markets is achieved through licensing agreements and has not in the past required capital investment on the part of the Company. The Company currently has no formal plans to change this practice.

The Company is also continuing to explore possible investment opportunities, including, but not limited to, possible acquisitions of, or investments in, other companies.


NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of SFAS No. 130 had no effect on the financial position or results of operations of the Company, but resulted in the disclosure of comprehensive income of approximately $2,475,000 and $6,775,000 for the three and six months ended August 31, 1998, respectively, which was derived from net income and unrealized gains on available-for-sale marketable securities. With the adoption of SFAS No. 131 and as permitted by the pronouncement, the Company will provide information about its operating segments, as determined, in the annual financial statements, and will begin providing such information on an interim basis for the first quarter of 2000.


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


CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involve risks and uncertainties. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning characteristics and growth of the Company's objectives and plans for future operations and the Company's expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of known and unknown risks and uncertainties which could cause actual results expressed or implied in such forward looking statements to differ from those projected. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company's products and services; the rate of growth in

                                      (9)
the industries of the Company's customers; the presence of competitors with greater technical, marketing and financial resources; the Company's ability to promptly and effectively respond to technological change to meet evolving customer needs; capacity and supply constraints or difficulties; and the Company's ability to successfully integrate new operations, prospects for international expansion, and general and economic conditions in domestic and foreign markets. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning the Company, reference is made to Exhibit 99 of the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996.

                                      (10)

PART II - OTHER INFORMATION

Item 1.   Not Applicable

Item 2.   Not Applicable

Item 3.   Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders


          The Annual Meeting of Stockholders of the Company was held on July 17, 1998. Stockholders acted affirmatively to elect nominees for directors proposed by management.



                              VOTES "FOR"     VOTES "WITHELD"

C. Michael Daley              19,659,037           70,672
James A. Daley                19,668,081           61,628
Harold W. Shad III            19,668,066           61,643
Lee T. Sprague                19,668,081           61,628
Robert J. Murray              19,667,881           61,828
Larry C. Renfro               19,668,081           61,628
Harvey Rosenthal              19,667,881           61,828

Item 5.  Not Applicable

Item 6a. Exhibit 11. Statement Regarding Computation of Per Share
         Earnings

         Exhibit 27. Financial Data Schedule

      b. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                      (11)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LoJack Corporation
                                          ------------------
                                          Registrant

October 14, 1998                          /s/ C. Michael Daley
----------------                          --------------------
Date                                      C. Michael Daley
                                          Chief Executive Officer


October 14, 1998                          /s/ Joseph F. Abely
----------------                          -------------------
Date                                      Joseph. F. Abely
                                          President and Chief
                                          Operating Officer
                                          (Principal Financial Officer)

                                      (12)