Form 10-Q
period 1998-11-30
LOJACK CORP
filed 1999-01-13
CIK 355777

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
(Mark One)
     X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -----   SECURITIES ACT OF 1934

For the quarterly period ended   November 30, 1998

                               OR

   _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
There were 17,685,381 shares issued and outstanding of $.01 par value, common stock, as of January 14, 1999.

                      LOJACK CORPORATION AND SUBSIDIARIES
                                     INDEX

                                                                                     PAGE
                                                                                     ----
Part I.  Financial Information

  Item 1. Financial Statements
       Consolidated Balance Sheets:
       November 30, 1998 and February 28, 1998.......................................   1

       Consolidated Statements of Operations:
         Three Months Ended November 30, 1998 and 1997...............................   2
         Nine Months Ended November 30, 1998 and 1997................................   3

       Consolidated Statements of Cash Flows:
         Nine Months Ended November 30, 1998 and 1997................................   4

       Notes to Consolidated Financial Statements....................................   5

  Item 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition.....................................   6

Part II. Other Information...........................................................   11
       Item 6. Exhibits and Reports on Form 8-K

       Signatures....................................................................   12

       Exhibit 11....................................................................   13

       Exhibit 27....................................................................   14

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                  NOVEMBER           FEBRUARY 28
                                                    1998                 1998
                                                 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents........................... $  5,904,900          $  5,498,348
Short-term investments.........................    1,400,000             1,400,000
Accounts receivable - net......................    9,042,373             8,073,981
Inventories....................................    5,565,348             4,883,038
Vendor deposit.................................           -              1,432,000
Prepaid expenses and other.....................      258,353               132,154
Prepaid income taxes...........................      618,766                    -
Deferred income taxes..........................    1,308,283             1,195,881
                                                ------------          ------------
    Total current assets.......................   24,098,023            22,615,402

MARKETABLE SECURITIES..........................    1,315,567                    -

PROPERTY AND EQUIPMENT - Net...................   10,759,770             9,763,720

OTHER ASSETS - Net.............................      261,663               281,786
                                                ------------          ------------
TOTAL.......................................... $ 36,435,023          $ 32,660,908
                                                ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease
  obligations.................................. $  1,678,309          $    746,304
Accounts payable...............................    2,432,601             2,578,348
Accrued and other liabilities..................    1,646,020             1,016,345
Deposits.......................................       52,866               379,421
Current portion of deferred revenue............    1,392,606             1,213,693
Accrued compensation...........................    1,063,419             1,057,895
Accrued taxes..................................        -                   136,993
                                                ------------          ------------
    Total current liabilities..................    8,265,821             7,128,999

DEFERRED REVENUE...............................    3,052,514             2,676,351

DEFERRED INCOME TAXES..........................      703,848               560,148

CAPITAL LEASE OBLIGATIONS......................    1,348,290               792,926

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; authorized,
  35,000,000 shares; issued, 22,388,481 and
  22,250,381 at November 30, 1998 and
  February 28, 1998, respectively..............      223,885               222,504
Additional paid-in-capital.....................   59,975,114            59,493,808
Accumulated other comprehensive income.........      428,287                    -
Retained earnings..............................   14,115,515             5,550,998
Treasury stock, at cost, 4,684,100
 and 3,971,500 shares of common stock at
 November 30, 1998 and February 28, 1998,
 respectively..................................  (51,678,251)          (43,764,826)
                                                ------------          ------------
      Total stockholders' equity...............   23,064,550            21,502,484
                                                ------------          ------------
TOTAL.......................................... $ 36,435,023          $ 32,660,908
                                                ============          ============

See notes to consolidated financial statements.

                                      (1)

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED
                                                         (Unaudited)
                                              NOVEMBER 30,           NOVEMBER 30,
                                                 1998                   1997

Revenues...................................    $20,863,621           $19,310,762
Cost of goods sold.........................      9,550,509             8,006,590
                                               -----------           -----------
Gross margin...............................     11,313,112            11,304,172
                                               -----------           -----------
Costs and expenses:
Systems costs and research and
   development.............................        304,395               271,976
Marketing..................................      4,773,160             4,156,897
General and administrative.................      2,119,422             1,810,078
Depreciation and amortization..............        452,972               443,752
                                               -----------           -----------
   Total...................................      7,649,949             6,682,703
                                               -----------           -----------
Operating income ..........................      3,663,163             4,621,469
                                               -----------           -----------
Other income (expense):
Interest income............................        117,815               189,729
Interest expense...........................        (87,165)              (51,244)
Gain on sale of fixed assets...............         45,183                15,136
                                               -----------           -----------
   Total...................................         75,833               153,621
                                               -----------           -----------
Income before provision
 for income taxes                                3,738,996             4,775,090
Provision for income taxes.................      1,460,000             1,864,000
                                               -----------           -----------
Net income ................................    $ 2,278,996           $ 2,911,090
                                               ===========           ===========
Earnings per share:
Basic                                          $      0.13           $      0.15
                                               ===========           ===========
Diluted                                        $      0.12           $      0.14
                                               ===========           ===========
Weighted average shares:
Basic                                           17,767,033            19,016,550
                                               ===========           ===========
Diluted                                         18,896,581            20,793,560
                                               ===========           ===========

See notes to consolidated financial statements.

                                      (2)

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     NINE MONTHS ENDED
                                                        (Unaudited)
                                              NOVEMBER 30,            NOVEMBER,
                                                 1998                   1997
Revenues...................................    $62,938,199           $56,613,762
Cost of goods sold.........................     27,914,397            24,851,298
                                              -------------        --------------

Gross margin...............................     35,023,802            31,762,464
                                              -------------        --------------

Costs and expenses:
Systems costs and research and
   development.............................        920,893               869,972
Marketing..................................     13,825,707            12,334,756
General and administrative.................      6,343,540             5,271,824
Depreciation and amortization..............      1,264,633             1,247,845
                                              -------------        --------------
   Total...................................     22,354,773            19,724,397
                                              -------------        --------------
Operating income...........................     12,669,029            12,038,067
                                              -------------        --------------

Other income (expense):
Interest income............................        325,014               618,953
Interest expense...........................       (201,837)             (140,324)
Gain on sale of fixed assets...............        152,714                82,522
Gain on sale of marketable securities......      1,099,597                -
                                              -------------        --------------
   Total...................................      1,375,488               561,151
                                              -------------        --------------
Income before provision
 for income taxes..........................     14,044,517            12,599,218
Provision for income taxes.................      5,480,000             4,910,000
                                              -------------        --------------
Net income.................................    $ 8,564,517           $ 7,689,218
                                              =============        ==============

Earnings per share:

Basic                                          $      0.48           $      0.40
                                              =============        ==============
Diluted                                        $      0.44           $      0.37
                                              =============        ==============

Weighted average shares:

Basic                                           17,997,374            19,030,240
                                              =============        ==============
Diluted                                         19,358,699            20,672,721
                                              =============        ==============

See notes to consolidated financial statements.

                                      (3)

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          NINE MONTHS ENDED
                                                       NOV 30,         NOV 30,
                                                        1998            1997
                                                   --------------  ---------------
                                                     (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income......................................     $ 8,564,517     $  7,689,218
                                                   --------------  ---------------
Adjustments to reconcile net
 income to net cash provided by
  operating activities:
   Depreciation and
    amortization................................       2,363,295        1,941,590
   Provision for doubtful accounts..............         109,103          134,152
   Deferred taxes...............................        (242,527)        (176,671)
   Gain on sale of marketable security..........      (1,099,597)             -
   Increase (decrease) in
    cash from changes in
    assets and liabilities:
   Accounts receivable -net.....................      (1,077,495)      (1,238,391)
   Inventories..................................        (682,310)      (1,337,456)
   Vendor deposit...............................       1,432,000              -
   Prepaid expenses and other...................        (126,196)      (1,379,808)
   Prepaid income taxes.........................        (618,766)             -
   Other assets.................................         (11,481)         (73,120)
   Accounts payable.............................        (145,747)         509,853
   Accrued and other
    liabilities.................................         726,727        1,596,169
                                                   --------------  ---------------
Total adjustments...............................         627,006          (23,682)
                                                   --------------  ---------------
Net cash provided by operating
  activities....................................       9,191,523        7,665,536
                                                   --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property
  and equipment -net............................        (727,614)      (1,684,911)
Purchase of marketable securities...............      (1,259,170)             -
Proceeds from sale of marketable securities.....       1,745,310              -
                                                   --------------  ---------------
Net cash used for investing activities..........        (241,474)      (1,684,911)
                                                   --------------  ---------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Issuance of common stock........................         482,687          860,640
Repayment of debt...............................      (1,112,759)        (907,611)
Repurchase of common stock......................      (7,913,425)      (8,844,058)
                                                   --------------  ---------------
Net cash used for
  financing activities..........................      (8,543,497)      (8,891,029)
                                                   --------------  ---------------

INCREASE (DECREASE) IN CASH
  AND EQUIVALENTS...............................         406,552       (2,910,404)

BEGINNING CASH AND EQUIVALENTS..................       5,498,348       14,671,700
                                                   --------------  ---------------
ENDING CASH AND EQUIVALENTS.....................     $ 5,904,900     $ 11,761,296
                                                   ==============  ===============

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

2. The results of operations for the three and nine months ended November 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

3.   Supplemental cash flow information:

     Cash paid for interest for the nine months ended November 30, 1998 and 1997 was $202,000 and $140,000, respectively. Cash paid for income taxes for the nine months ended November 30, 1998 and 1997 was $5,460,000 and $3,524,000, respectively. For the nine months ended November 30, 1998 and 1997 the Company incurred capital lease obligations of $2,600,000 and $1,009,000, respectively.

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

5.   Marketable Securities:

     In March 1998 the Company exercised an option to purchase 292,507 common shares of its United Kingdom licensee, Tracker Network, UK Ltd. for an aggregate exercise price of $1,259,000. In April 1998 the Company sold 150,000 of these shares and recognized a pre-tax gain of approximately $1,100,000. The remaining 142,507 shares of the investment are classified as an available-for-sale security in accordance with SFAS No. 115 in the Company's Consolidated Balance Sheet with a fair value of approximately $1,316,000 as of November 30, 1998. The unrealized gain of $428,000 (net of taxes of $274,000) is reported in accumulated other comprehensive income under stockholders' equity at November 30, 1998.

6.   Comprehensive Income:

     Effective March 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." Currently, in addition to net income, the only item which would be included in comprehensive income is unrealized gains or losses on available-for-sale securities. Unrealized gains or losses on available-for-sale securities (net of taxes) for the three and nine months ended November 30, 1998 were an unrealized loss of $61,000 and an unrealized gain of $428,000, respectively. Comprehensive income for the three months ended November 30, 1998 and 1997 totaled $2,218,000 and $2,911,000, respectively. Comprehensive income for the nine months ended November 30, 1998 and 1997 totaled approximately $8,993,000 and $7,689,000, respectively.

                                      (5)

Management Discussion and Analysis of Results of Operations and Financial Condition

Three and nine months ended November 30, 1998 ("fiscal 1999") versus three and nine months ended November 30, 1997 ("fiscal 1998")

Results of Operations


Revenues for the three and nine months ended November 30, 1998 increased by $1,553,000 and $6,324,000, or 8% and 11%, respectively to $20,864,000 and
$62,938,000, from $19,311,000 and $56,614,000, respectively, for the same periods a year earlier.

Revenues from domestic markets increased by $2,920,000 and $9,073,000, or 19% and 20%, for the three and nine months ended November 30, 1998, respectively, to $18,383,000 and $55,312,000, from $15,463,000 and $46,239,000, respectively, for the same periods a year earlier. The increase in domestic revenues resulted primarily from an increase in the number of LoJack Units sold of 22% and 24% for the three and nine months ended November 30, 1998, respectively, as compared to the same periods a year earlier, offset partially by decreases in the penetration of sales of low margin optional alarm products.

International revenues decreased by $1,367,000 and $2,749,000, or 36% and 26% for the three and nine months ended November 30, 1998 to $2,481,000 and $7,626,000, from $3,848,000 and $10,375,000, respectively, for the same periods last year. The decreases in international revenues for the three months ended November 30, 1998 resulted from a decrease in revenues from non-recurring license fees and system components revenues of $1,749,000 offset by an increase in revenues from sales of and royalties on the international version of the LoJack Unit and related products of $381,000. For the nine months ended
November 30, 1998 the decrease in revenues of $2,749,000 was the result of a decrease in non-recurring license fees and system components revenues of $1,764,000, and a decrease in sales of and royalties on the international version of the LoJack Unit and related products of $985,000. The decrease in sales of the international version of the LoJack Unit for the nine months ended November 30, 1998 is related to the effect on certain licensees of the economic crises in certain areas of the world and a decrease in sales to the licensee in Argentina as the result of financial difficulties, offset partially by increased sales to other existing licensees in both South America and Africa.

Cost of goods sold for the three months ended November 30, 1998 increased to 46% from 41% a year earlier. Cost of goods sold for the nine months ended
November 30, 1998 remained consistent at 44% from a year earlier. Domestically, cost of goods sold for the three months ended November 30, 1998 and 1997 was 45% and 44%, respectively, of related revenues. For the nine months ended November 30, 1998 cost of goods sold remained the same at 44% for the same period a year earlier. Cost of goods sold for the three months ended November 30, 1998 increased primarily as the result of start-up costs in Arizona and Houston markets. International cost of goods sold increased to 55% and 49% for the three and nine months ended November 30, 1998 from 32% and 42%, respectively, from a year earlier primarily as the result of the decrease in non-recurring revenues from license fees and system components sales during the period, which have a higher margin than sales of LoJack Units and related products.

                                      (6)

Systems costs and research and development increased by $32,000 and $51,000 for the three and nine months ended November 30, 1998, respectively to $304,000 and $921,000 from $272,000 and $870,000 for the same periods a year earlier. Systems costs increased by $7,000 and $92,000 for the three and nine months ended November 30, 1998, respectively, as compared with the same periods a year earlier primarily as the result of the start-up of new markets and maintenance costs in certain existing markets. Research and development expense increased by $25,000 for the three months ended November 30, 1998 and decreased by $41,000 for the nine months ended November 30, 1998 as compared with the same periods a year earlier primarily as the result of timing of certain work related to the redesign of the LoJack Unit as well as costs related to new product development.

Marketing expense increased by $616,000 and $1,491,000 for the three and nine months ended November 30, 1998 and 1997, respectively to $4,773,000 and $13,826,000 from $4,157,000 and $12,335,000 for the same periods a year earlier. These increases were primarily related to increases in marketing salaries and benefits, advertising, and promotional spending related to expansion to new markets and increased domestic sales, as well as marketing expenses related to sales efforts in the fleet and commercial market.

General and administrative expense increased by $309,000 and $1,072,000 for the three and nine months ended November 30, 1998 and 1997, respectively to $2,119,000 and $6,344,000, from $1,810,000 and $5,272,000 for the same periods a year earlier. These increases were the result of increases in administrative salaries and benefits, and other general and overhead expenses related to the increase in the domestic business and market expansion, as well as certain professional fees related to ongoing business and international markets.

Depreciation and amortization increased by $ 9,000 and $17,000 for the three and nine months ended November 30, 1998, respectively, to $453,000 and $1,265,000, from $444,000 and $1,248,000 for the same periods a year earlier, primarily as the result of depreciation expense on LoJack System components in new markets.

Interest income decreased by $72,000 and $294,000 for the three and nine months ended November 30, 1998, respectively, to $118,000 and $325,000, from $190,000 and $619,000 for the same periods a year earlier. These decreases were the result of a decrease in the average cash balances available for investment during the periods.

Interest expense increased by $36,000 and $62,000 for the three and nine months ended November 30, 1998, respectively, to $87,000 and $202,000, from $51,000 and $140,000 for the same periods a year earlier as the result of interest expense on capital leases of installation vehicles.

Gain on sale of fixed assets increased by $30,000 and $70,000 for the three and nine months ended November 30, 1998, respectively, to $45,000 and $153,000, from $15,000 and $83,000 for the same periods a year earlier, due to an increase in the number of fully depreciated installation vehicles sold during the periods in the normal course of business.

                                      (7)

Gain on sale of marketable securities for the nine months ended
November 30, 1998 of $1,100,000 was the result of the sale of a portion of the company's stock in its United Kingdom licensee which had been acquired pursuant to an option agreement in the related license agreement.

The provision for income taxes decreased by $404,000 for the three months ended November 30, 1998, to $1,460,000 from $1,864,000 for the same period a year earlier as the result of the decrease in the Company's taxable income during the period. Provision for income taxes increased $570,000 for the nine months ended November 30, 1998, to $5,480,000 from $4,910,000 for the same period a year earlier. The Company's effective tax rate remained at 39% during both periods.

As a result of the foregoing, net income decreased by $632,000 for the three months ended November 30, 1998, to $2,279,000, from $2,911,000 for the same period a year earlier. Net income for the nine months ended November 30, 1998 increased by $876,000, to $8,565,000 from $7,689,000 for the same period a year earlier.

Liquidity and Capital Resources

In the nine months ended November 30, 1998 cash and equivalents increased by $407,000. Cash flow from operations was $9,191,000, cash flow used for investing activities was $241,000 and cash flow used for financing purposes was $8,543,000. Cash flow from operations included net income of $8,565,000, non-cash additions to net income of $2,472,000, less $1,100,000 related to the sale of a marketable security, $243,000 of deferred taxes and decreases from changes in assets and liabilities of $502,000. The decrease in cash flow from changes in assets and liabilities includes an increase in accounts receivable of $1,077,000 and inventories of $682,000 both of which were primarily related to the increase in domestic revenues and timing of certain international shipments, an increase in prepaid expenses of $126,000 as a result of insurance policy renewals, an increase in prepaid income taxes of $619,000 and an increase in other assets of $11,000. The decrease in accounts payable of $146,000 is primarily related to the timing of payment on certain media expenses, and an inventory supplier. These decreases in cash flow were offset partially by a return of a vendor deposit of $1,432,000 and increases in accrued and other liabilities of $727,000.

Cash flows used for investing activities included expenditures for property and equipment (exclusive of additions under capital leases of $2,600,000) for the nine months ended November 30, 1998 of $728,000. Additionally, the Company purchased 292,507 common shares of its United Kingdom licensee for $1,259,000 under terms of an option agreement in the related license agreement. A subsequent sale of 150,000 of these shares netted proceeds to the Company of $1,745,000.

Cash flows used for financing activities included the repurchase of 712,600 shares of the Company's common stock during the nine months ended
November 30, 1998 for $7,913,000. Total cumulative common shares repurchased under the Company's stock repurchase program were 4,684,100 as of November 30, 1998. The Company intends to continue to repurchase shares of its common stock in open market transactions, from time to time, depending upon the price of the stock. As of November 30, 1998 there are 515,900 additional common shares authorized for repurchase under the Company's existing repurchase program. In addition, the Company repaid capital lease obligations of $1,100,000 for nine months ended November 30, 1998.

                                      (8)

As of November 30, 1998 the Company had working capital of $15,832,000 compared to $15,486,000 at February 28, 1998. The Company believes that it can meet its anticipated capital and operating requirements for the remainder of fiscal 1999 using existing working capital, cash flow from operations, and if necessary, the Company's $7,500,000 line of credit, which was unused as of November 30, 1998.

The Company presently is pursuing expansion efforts in several additional domestic jurisdictions. The Company expects that, pending receipt of necessary governmental approvals, certain potential expansion markets may become operational during fiscal 2000. The Company plans to fund these future expansions as well as other 1999 capital expenditures using existing working capital, cash flow from operations, and/or the line of credit. The Company expects that it will spend approximately $500,000 (excluding assets purchased under capital lease agreements) during the remainder of fiscal 1999.

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


New Accounting Pronouncements
Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of SFAS No. 130 had no effect on the financial position or results of operations of the Company, but resulted in the disclosure of comprehensive income of approximately $2,218,000 and $8,993,000 for the three and nine months ended November 30, 1998, respectively, which was derived from net income and unrealized gains on available-for-sale marketable securities. With the adoption of SFAS No. 131 and as permitted by the pronouncement, the Company will provide information about its operating segments, as determined, in the annual financial statements, and will begin providing such information on an interim basis for the first quarter of fiscal 2000.

Year 2000
The Company has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Company is currently implementing new accounting and custom software as well as new computer network systems which have been designed by the vendors to properly process transactions which could be impacted by the "Year 2000" problem. The Company believes that with certain modifications to LoJack System components, the "Year 2000" problem will not pose significant operational problems and costs to complete this process are not anticipated to be material to its financial position or results of operations in any given year.

Cautionary Statements
The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involve risks and uncertainties. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning characteristics

                                      (9)
and growth of the Company's objectives and plans for future operations and the Company's expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of known and unknown risks and uncertainties which could cause actual results expressed or implied in such forward looking statements to differ from those projected. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company's products and services; the rate of growth in the industries of the Company's customers; the presence of competitors with greater technical, marketing and financial resources; the Company's ability to promptly and effectively respond to technological change to meet evolving customer needs; capacity and supply constraints or difficulties; and the Company's ability to successfully integrate new operations, prospects for international expansion and the timing of commencement of operations of new licensees, and general and economic conditions in domestic and foreign markets. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning the Company, reference is made to Exhibit 99 of the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996.

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

                                          LoJack Corporation
                                          ------------------
                                          Registrant

January 14, 1999                          /s/ C. Michael Daley
----------------                          --------------------
Date                                      C. Michael Daley
                                          Chief Executive Officer


January 14, 1999                          /s/ Joseph F. Abely
----------------                          -------------------
Date                                      Joseph F. Abely
                                          President and Chief
                                          Operating Officer
                                          (Principal Financial Officer)

                                      (12)