Form 10-K
period 1999-02-28
LOJACK CORP
filed 1999-05-28
CIK 355777

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended February 28, 1999
or
[ ]  Transition Report pursuant Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required] for the transition period from         to
                                                            ---------

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

The aggregate market value of the Common Stock of the registrant held by non-affiliates was approximately $88,046,280 as of May 24, 1999.

As of May 24, 1999, there were issued and outstanding 16,946,381 shares of the registrant's Common Stock, $.01 par value.

--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended February 28, 1999 (Items 5, 6, 7, 7(a), 8 and 14(a)(1))

(2) Portions of the definitive Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on July 21, 1999 (Items 10, 11, and 12)

                              LOJACK CORPORATION


Securities and Exchange Commission
Item Number and Description                                                   Page
---------------------------                                                   ----

                                    PART I

ITEM    1.  Business..........................................................  1

ITEM    2.  Properties........................................................  6

ITEM    3.  Legal Proceedings.................................................  7

ITEM    4.  Submission of Matters to a Vote of Security Holders...............  7

                                    PART II

ITEM    5.     Market for the Registrant's Common Equity and
               Related Stockholder Matters....................................  7

ITEM    6.     Selected Financial Data........................................  7

ITEM    7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................  7

ITEM    7(a).  Quantitative and Qualitative
               Disclosures about Market Risk..................................  7

ITEM    8.     Financial Statements and Supplementary Data....................  7

ITEM    9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure............................  7

                                   PART III

ITEM   10.     Directors and Executive Officers of the
               Registrant.....................................................  7

ITEM   11.     Executive Compensation.........................................  8

ITEM   12.     Security Ownership of Certain Beneficial Owners
               and Management.................................................  8

ITEM   13.     Certain Relationships and Related Transactions.................  8

                                    PART IV

ITEM   14.     Exhibits, Financial Statement Schedules and
               Reports on Form 8-K............................................  8

SIGNATURES.................................................................... 12
INDEX TO AUDITORS' REPORT AND FINANCIAL STATEMENT SCHEDULE.................... 13


In as much as the calculation of shares of the registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the registrant's best good faith estimate for purposes of this annual report on Form 10-K, and the registrant disclaims that such figure is binding for any other purpose. The aggregate market value of Common Stock indicated is based upon the last traded price of the Common Stock as reported by NASDAQ on May 24, 1999.
All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 10% of registrant's Common Stock, as disclosed herein, were considered for purposes of this disclosure to be held by affiliates.

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

The LoJack System has been implemented in the following domestic jurisdictions pursuant to agreements with applicable law enforcement agencies:

          Jurisdiction                                    Date Operational
          ------------                                    ----------------

          Massachusetts                                       July 1986
          Rhode Island                                        June 1994
          Connecticut                                         April 1995
          New York                                            June 1994
          New Jersey                                          March 1990
          Pennsylvania                                        March 1997
          Delaware                                            March 1998
          Maryland                                            February 1997
          Virginia                                            August 1993
          District of Columbia                                September 1994
          Georgia                                             August 1992
          Florida:
            Dade, Broward,
            Palm Beach and surrounding areas;                 December 1988
            Indian River, St. Lucie and Martin
            Counties, and surrounding areas;
            Tampa, St. Petersburg and
            surrounding areas in West Florida; and            July 1994
            Orlando and surrounding areas                     April 1996
          Michigan                                            April 1990

          Illinois                                            November 1990
          Texas  (Dallas)                                     May 1997
          Texas (Houston)                                     April 1998

          California:
            Los Angeles County                                July 1990
            San Diego and Orange County                       June 1995
            San Bernadino, and Riverside                      March 1997
            Ventura County                                    April 1998
          Arizona                                             July 1998
          New Hampshire                                       June 1998

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

LoJack also markets its products directly to operators of fleet and commercial vehicles.

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

In March 1998 the Company exercised an option to purchase 292,507 common shares of its United Kindom licensee, Tracker Network, UK Ltd., for an aggregate exercise price of $1,259,170. In April 1998, the Company sold 150,000 shares of its investment and recognized a pre-tax gain of $1,099,597. The Company does not anticipate making any additional direct investments in the operations of foreign licensees in the foreseeable future. The Company generally does not recognize revenues during the period immediately after entering into an agreement with a licensee. Recognition of revenues does not generally commence until after the licensee receives any required governmental approvals, such as frequency allocation for the CarSearch or LoJack System. The governmental approval process may be time-consuming.

As of February 28, 1999, the Company had licensees operating stolen vehicle recovery systems using LoJack's technology in the following countries:
Argentina, Colombia, Ecuador, Germany, Greece, Hong Kong, Kenya, Korea, Mexico, Nigeria, Panama, Poland, Russia, South Africa, Trinidad and Tobago, United Kingdom, and Venezuela. The Company also has entered into agreements to license the use of LoJack's technology in other countries. However the date for commencement of operations in these countries has not been set, as their ability to operate may be subject to the licensees obtaining adequate financing as well as certain governmental approval which may be time consuming or may not be obtained. The Company is also pursuing similar agreements for other countries.

Approximately 13% of the Company's revenues in fiscal 1999 were derived from exports. These revenues were comprised of product sales and licensing revenues from unaffiliated customers in foreign countries. Approximately 95% of the Company's foreign product sales are covered by letters of credit or require payment in advance from the licensee. (See Note 9 to the Notes to Financial Statements which are included in LoJack's 1999 Annual Report which is filed as
Exhibit 13 hereto.)

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

COMPETITION

Several competitors or potential competitors are marketing or have announced the development of products, including those which are GPS-based, which claim to have stolen vehicle recovery features that may be directly competitive with the LoJack System. To the knowledge of management, none are compatible with the LoJack System, and none are proposed to be operated or actively monitored exclusively by law enforcement agencies as is the LoJack System. Additionally, most of these potential competitors require the consumer to pay recurring fees for their service, which LoJack does not.

LoJack markets the LoJack System as a stolen vehicle recovery device. Management believes, however, that makers of auto theft prevention devices view the LoJack System as competitive, and, consequently, LoJack believes it faces competition from companies that sell vehicle security devices.

Some of the competitors and potential entrants into the vehicle tracking industry have greater resources than LoJack. In addition, there can be no assurance that a competitor will not develop a system of theft detection or recovery, including other stolen vehicle recovery systems that may or may not require government approvals, that would compete with or be superior to the LoJack System.

SUBCONTRACTORS

LoJack has subcontracted the manufacture of the LoJack Unit, which is designed for automated production using surface mounted technology, to Motorola, Inc. LoJack believes that several companies have the capability to manufacture LoJack Units using this technology. The Company also has contracted with Motorola for development and redesign of the LoJack Unit to accommodate additional applications, and to meet the technical and economical constraints of the leasing and trucking industries.

LoJack has granted to Micrologic, through April 2000, the exclusive right to assemble Police Tracking Computers. LoJack believes that other companies have the same capabilities as Micrologic, but that changing to a new subcontractor for these tasks could involve delays and additional cost to LoJack.

INVENTORY

LoJack seeks to maintain a 60-day supply of LoJack Units, which it believes is in line with sales levels and sufficient to rapidly fulfill orders. The Company maintains an inventory of certain Law Enforcement Components beyond its current requirements in order to facilitate expansion into additional domestic markets.

RESEARCH AND DEVELOPMENT

During fiscal years 1999, 1998, and 1997 the approximate amounts spent by LoJack on company-sponsored research and development activities were $201,000, $244,000, and $518,000, respectively.

EMPLOYEES

As of May 1, 1999, the Company and its subsidiaries had a total of 470 full-time employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

There is incorporated herein by reference the information concerning C. Michael Daley, who is Chairman of the Board, Chief Executive Officer and Treasurer of the Company, from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 21, 1999, under the headings "Proposal No. 1 - Election of Directors" and "Board of Directors." Information concerning the Company's other executive officers is set forth below.


     Name                  Age  Title
     ----                  ---  -----
     Joseph F. Abely       46   President and Chief Operating Officer

     William R. Duvall     47   Senior Vice President (Operations and Technical Development)

     Peter J. Conner       58   Vice President (Government Relations)

     Kevin M. Mullins      44   Vice President (Sales and Marketing)


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

ITEM 2 - PROPERTIES

The Company's executive offices are located at 333 Elm Street, Dedham, Massachusetts, under a lease for such space expiring in May 2001. In addition, the Company leases various facilities in Arizona, Massachusetts, New Jersey, Pennsylvania, Michigan, California, Illinois, Georgia, Virginia, Florida and Texas under operating leases whose terms expire from 1999 to 2003. The leases contain renewal options ranging from two to five years. Because the Company's operations do not require any special facilities, the Company does not anticipate any difficulty in finding space adequate for its purposes at reasonable rates, should the need arise. The Company believes that its facilities are adequate for its operations.

ITEM 3 - LEGAL PROCEEDINGS

In March 1998, four former employees of the Company, filed a lawsuit against the Company in the Superior Court of New Jersey alleging that the Company wrongfully terminated the Plaintiffs' employment. This case was settled without material costs to the Company during fiscal 1999. The Company is periodically the subject of litigation which is not material to its business.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section entitled "Market for Registrant's Common Equity and Related Stockholder Matters" on page 1 of the Company's 1999 Annual Report, which is filed herewith as Exhibit 13.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the section entitled "Selected Financial Data" on page 4 of the Company's 1999 Annual Report, which is filed herewith as Exhibit 13.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," pages 5 through 8 of the Company's 1999 Annual Report, which is filed herewith as Exhibit 13.

ITEM 7(a) - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," on page 8 of the Company's 1999 Annual
Report, which is filed herewith as Exhibit 13.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the consolidated financial statements of the Company (including the notes thereto) and the independent auditors' report thereon appearing on pages 9 through 19 of the Company's 1999 Annual Report, which is filed herewith as Exhibit 13.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to Item 401(b), the information required by this item concerning executive officers, including certain information incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement concerning
C. Michael Daley, who is also Chairman of the Board, Chief Executive Officer and Treasurer of the Company, is set forth in Part I, Item 1 under the heading "Executive Officers of the Registrant" and information concerning Directors, including Mr. Daley, is incorporated by reference to the sections entitled "Proposal No. 1 - Election of Directors" and "Board of Directors" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held July 21, 1999.

There is incorporated herein by reference to the discussion under "Principal and Management Stockholders - Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held July 21, 1999 the information with respect to any delinquent filings of reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 21, 1999 under the heading "Executive Compensation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 21, 1999 under the heading "Principal and Management Stockholders."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are included as part of this report:

      (1)  Consolidated Financial Statements
           ---------------------------------

           The following financial statements of the Company and the report of the independent auditors are incorporated by reference to the Company's 1999 Annual Report:

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

3A. Restated Articles of Organization (incorporated by reference to Exhibit 3A filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (the "1994 Form 10-K"))
3B. Amended By-Laws (incorporated by reference to exhibit 3B filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1992 (the "1992 Form 10-K"))
4A. Specimen Share Certificate (incorporated by reference to exhibit 4A to File No. 2-74238-B)
4A1. Amended Specimen Share Certificate (incorporated by reference to exhibit 4B to File No. 2-98609)
10A. Volume Assembly Contract with Micrologic, Inc. (incorporated by reference to exhibit 10I to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1986 (the "1986 Form 10-K"))
10B. Supply Agreement with Motorola (incorporated by reference to exhibit 10J to the 1986 Form 10-K)
10C. Agreement with the City of Los Angeles dated March 9, 1989 (incorporated by reference to exhibit 10K to File No. 33-27457)
10D. Contract between the State of Michigan and LoJack Corporation dated as of April 24, 1989 (incorporated by reference to exhibit 10O filed with the Company's Annual Report on Form 10-k for the fiscal year ended February 28, 1990 ("the 1990 Form 10-K)
10E. Agreement between LoJack Corporation and the Illinois State Police dated as of August 23, 1990 (incorporated by reference to exhibit 10P to the 1990 Form 10-K)
10F.++ 1985 Non-Qualified Stock Option Plan, as amended (incorporated by reference to exhibit 10F to 1992 Form 10-K)
10G.++ Directors' Compensation Plan (incorporated by reference to exhibit 10G to 1992 Form 10-K)
10H.++ LoJack Corporation Restated and Amended Stock Incentive Plan (incorporated by reference to Exhibit 10H to the 1994 Form 10-K)
10I.++ Amendment Number One to Restated and Amended Stock Incentive Plan (incorporated by reference to Exhibit 10ss filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996 (the "1996 Form 10-K")
10J.++  Amendment Number Two to Restated and Amended Stock Incentive Plan
10K. Form of Agreement with respect to options granted to certain officers and employees (incorporated by reference to exhibit 10H to File No. 33-27457)
10L. Lease Agreement LoJack Sector Activation System dated February 23, 1988 between Recovery Systems, Inc. and the Florida Department of Motor Vehicles (incorporated by reference to exhibit 10K to 1992 Form 10-K)
10M. Accepted Proposal by LoJack Corporation to the Massachusetts Department of Public Safety (incorporated by reference to exhibit 10F to File No. 2-74238-B)
10N. Lease Agreement between Auto Recovery Systems, Inc. and the State of New Jersey dated July 31, 1989 (incorporated by reference to exhibit 10M to 1992 Form 10-K)
10O. Loan Agreement dated December 10, 1993 among The First National Bank of Boston and LoJack Corporation, LoJack Midwest Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc. and CarSearch Corporation (incorporated by reference to Exhibit 10N to the 1994 Form 10-K)

10P. Lease Agreement Number VA-901212-LOJ between LoJack Corporation and the Commonwealth of Virginia dated September 17, 1991 (incorporated by reference to exhibit 10W to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (the "1993 Form 10-K"))
10Q. Lease Agreement between LoJack Corporation and the State of Georgia Department of Public Safety dated June 6, 1991 (incorporated by reference to exhibit 10X to 1993 Form 10-K)
10R.++ Form of Senior Management Option (incorporated by reference to exhibit 10Z to 1993 Form 10-K)
10S. License, Trademark and Supply Agreement dated July 16, 1992, by and between Carsearch Corporation, a subsidiary of LoJack Corporation, and Secar, Ltd. Kutuzovovn, Bratislava, Czechoslovakia (incorporated by reference to exhibit 10aa to 1993 Form 10-K)
10T. Patent License and Ancillary Know-How Agreement dated December 30, 1991, and Second Amendment (relating to the Patent, License and Know-How Agreement of December 30, 1991), dated January 29, 1993, (the Second Amendment incorporates by reference the First Amendment to the Patent, License and Know-How Agreement dated April 27, 1992 which is superseded), each by and between LoJack Corporation and Stolen Vehicle Recovery Systems Limited, Aylesbury, Buckingham, UK (incorporated by reference to exhibit 10bb to 1993 Form 10-K)
10U. Agreement dated January 21, 1994 between the New York Division of State Police and LoJack Corporation (incorporated by reference to Exhibit 10aa to the 1994 Form 10-K)
10V. Memorandum of Understanding dated July 29, 1993 with the District of Columbia Metropolitan Police Department (incorporated by reference to
      Exhibit 10cc filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (the "1995 Form 10-K")
10W. Memorandum of Understanding dated February 28, 1994 with Rhode Island State Police (incorporated by reference to Exhibit 10dd to the 1995 Form 10-K)
10X. Contract dated July 15, 1993 with the State of Connecticut (incorporated by reference to Exhibit 10ee to the 1995 Form 10-K)
10Y. License, Trademark, and Supply Agreement dated August 10, 1993 between CarSearch Corporation and Vehicles Security Resources Limited, Nassau, Bahamas (incorporated by reference to Exhibit 10ii to the 1995 Form 10-K)
10Z. License, Trademark, and Supply Agreement dated August 23, 1993 between CarSearch Corporation and MaxRich
      Consultants, Ltd., Kowloon, Hong Kong (incorporated by reference to
      Exhibit 10jj to the 1995 Form 10-K)
10aa. License, Trademark, and Supply Agreement dated April 15, 1994 between
      CarSearch Corporation and Triones Taiwan Co., Ltd., Taichung, Taiwan, R.O.C. (incorporated by reference to Exhibit 10ll to the 1995 Form 10-K)
10bb. Patent, License, Trademark, and Supply Agreement dated October 4, 1994 between LoJack International Corporation, a subsidiary of LoJack Corporation, and Sucess Trading, S.A., Buenos Aires, Argentina (incorporated by reference to Exhibit 10mm to the 1995 Form 10-K)
10cc. License, Trademark, and Supply Agreement dated October 13, 1994 between
      LoJack International Corporation and Tracker Vehicle Location Systems
      (PTY) Ltd., Cape Town, South Africa (incorporated by reference to Exhibit 10nn to the 1995 Form 10-K)
10dd. License and Ancillary Know-How Agreement dated October 1, 1995 between
      LoJack International Corporation and Detektor, Bad Homburg, Germany (incorporated by reference to Exhibit 10oo to the 1996 Form 10-K)
10ee. Patent License and Ancillary Know-How Agreement dated November 30, 1994 between LoJack International Corporation and LoJack Italia, Bologna, Italy (incorporated by reference to Exhibit 10pp to the 1995 Form 10-K)
10ff. License and Supply Agreement dated April 25, 1995 between LoJack
      International Corporation and United States Consolidated Technologies Corporation (incorporated by reference to Exhibit 10qq to the 1995
      Form 10-K) Amendment No. 1 to Restated and Amended Stock Incentive Plan 10gg. Second Amendment to Loan Agreement dated as of February 20, 1996 among The
      First National Bank of Boston and LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc. and LoJack Holdings Corporation (incorporated by reference to Exhibit 10tt to the 1996 Form 10-K)
10hh. Amended and Restated Revolving Credit and Term Note dated as of February
      20, 1996 in the amount of $7,500,000 made by LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc. and LoJack Holdings Corporation payable to the order of The First National Bank of Boston (incorporated by reference to Exhibit 10mm to the 1996 Form 10-K)
10ii. Trademark and Supply Agreement dated August 15, 1995 between LoJack
      International and CarTrack Kenya Limited, Nairobi, Kenya (incorporated by reference to Exhibit 10yy to the 1996 Form 10-K)
10jj. Third Amendment to Loan Agreement dated as of  October 31, 1996 among The
      First National Bank of Boston
      and LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery
      Systems, Inc. , LoJack Holdings Corporation and LoJack Venture Corporation 10kk. Second Amended and Restated Revolving Credit and Term Note dated as of
      October 31, 1996 in the amount of $7,500,000 made by LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdings Corporation, and LoJack Venture Corporation payable to the order of The First National Bank of Boston

10ll. Fourth Amendment to Loan Agreement dated as of  February 28, 1997among The
      First National Bank of Boston and LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdings Corporation, and LoJack Venture Corporation
10mm. Third Amended and Restated Revolving Credit and Term Note payable to the order of The First National Bank of Boston dated as of February 28, 1997 in the amount of $7,500,000 made by LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery
      Systems, Inc.,   LoJack Holdings Corporation, LoJack Venture Corporation,
      and LoJack of Pennsylvania Corporation, and LoJack FSC, Ltd.
10nn. License, Trademark and Supply Agreement dated September 10, 1996 between
      LoJack International and S1 Corporation, Seoul, Korea
10oo. Agreement dated September 1, 1996 between LoJack Corporation and the Texas
      Department of Public Safety
10pp. Agreement between Commonwealth of Pennsylvania, Pennsylvania State Police
      and LoJack Corporation dated May 14, 1996
10qq. Agreement between the Maryland Department  of State Police and LoJack
      Corporation dated November 8, 1996
10rr. Joint Venture Agreement dated as of December 1, 1995 by and between
      LoJack Venture Corporation  and Micrologic, Inc.
10ss. License Agreement dated as of December 1, 1995 between SCT Development
      Venture and LoJack Corporation.
10tt. Development Agreement dated as of December 1, 1995 by and between SCT
      Development Venture and Micrologic, Inc.
10uu. Fifth Amendment to Loan Agreement dated February 28, 1998 among BankBoston
      N. A. and LoJack Corporation, LoJack International Corporation, LoJack New Jersey Corporation, Recovery Systems Inc., LoJack Holdings Corporation, LoJack Venture Corporation, LoJack of Pennsylvania Corporation, and LoJack FSC, Ltd.
10vv. Fourth Amended and Restated Revolving Credit and Term Note payable to the order of BankBoston N.A.dated as of February 28, 1998 in the amount of $7,500,000 made by LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdings Corporation, LoJack Venture Corporation, and LoJack of Pennsylvania Corporation, and LoJack FSC, Ltd
10ww.*  Sixth Amendment to Loan Agreement dated May 26, 1999 among BankBoston N.
      A. and LoJack Corporation, LoJack International Corporation, LoJack New Jersey Corporation, Recovery Systems Inc., LoJack Holdings Corporation, LoJack Venture Corporation, LoJack of Pennsylvania Corporation, LoJack Arizona LLC, LoJack Recovery Systems Business Trust and LoJack FSC, Ltd.
10xx.* Fifth Amended and Restated Revolving Credit and Term Note payable to the order of BankBoston N.A. dated as of May 26, 1999 in the amount of $7,500,000 made by LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdings Corporation, LoJack Venture Corporation, and LoJack of Pennsylvania Corporation, LoJack of Arizona LLC, LoJack Recovery Systems Business Trust and LoJack FSC, Ltd

11.*  Statement re: Computation of per share earnings
13.*  1999 Annual Report to Stockholders
21.*  Subsidiaries of the Registrant
23.*  Consent of Deloitte & Touche LLP
27.*  Financial Data Schedule
99.   "Safe Harbor" Statement under Private Securities Litigation Reform Act of
      1995  (incorporated by reference to   Exhibit 99 to the 1996 Form 10-K)

---------------------------
*  Indicates an exhibit which is filed herewith.
++  Indicates an exhibit which constitutes an executive compensation plan.

  (b)     Reports on Form 8-K:
No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Dedham, Commonwealth of Massachusetts, on the 28th day of May 1999.

                               LOJACK CORPORATION
                               (Registrant)


                               BY: /s/ C. Michael Daley
                                  -------------------------------
                                  C. Michael Daley
                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the date indicated.

Signature                  Capacity                                Date
---------                  --------                                ----

/s/ C. Michael Daley       Director, Chairman, Chief               May 28, 1999
--------------------
C. Michael Daley           Executive Officer, and Treasurer
                           (Principal Executive Officer)


/s/ Robert J. Murray       Director                                May 28, 1999
--------------------
Robert J. Murray


/s/ James A. Daley         Director                                May 28, 1999
------------------
James A. Daley


/s/ Harold W. Shad, III    Director                                May 28, 1999
-----------------------
Harold W. Shad, III


/s/ Lee T. Sprague         Director                                May 28, 1999
------------------
Lee T. Sprague


/s/ Larry C. Renfro        Director                                May 28, 1999
----------------------
Larry C. Renfro

/s/ Harvey Rosenthal       Director                                May 28, 1999
----------------------
Harvey Rosenthal

/s/ Joseph F. Abely        President and Chief Operating           May 28, 1999
----------------------
Joseph F. Abely            Officer (Principal Financial
                           and Accounting Officer)

    INDEX TO INDEPENDENT AUDITORS' REPORT AND FINANCIAL STATEMENT SCHEDULE

                                                                          PAGE

Independent Auditors' Report Relating to the
Financial Statement Schedule.............................................  F-1

Schedule II - Valuation and Qualifying Accounts..........................  F-2

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of LoJack Corporation:

We have audited the consolidated financial statements of LoJack Corporation and subsidiaries as of February 28, 1999 and 1998, and for each of the three years in the period ended February 28, 1999, and have issued our report thereon dated April 22, 1999, except for the information contained in the first paragraph of
Note 4, as to which the date is May 26, 1999; such consolidated financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of LoJack Corporation, listed in Item
14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Boston, Massachusetts
April 22, 1999

(May 26, 1999 as to the first paragraph of Note 4 of the notes to the consolidated financial statements)

                                                                     SCHEDULE II


LOJACK CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED FEBRUARY 28, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

                                     Column C
                         Column B    Additions                   Column E
                         Balance at  Charged to                   Balance
      Column A           Beginning   Costs and     Column D       at End
     Description         of Period   Expenses     Deductions     of Period

ALLOWANCE FOR DOUBTFUL
  ACCOUNTS:
  For the year ended:

   February 28, 1999     $ 579,187   $  99,103   $(151,753)(1)   $ 526,537
                         =========   =========   =========       =========

   February 28, 1998     $ 553,442   $ 217,139   $(191,394)(1)   $ 579,187
                         =========   =========   =========       =========

   February 28, 1997     $ 395,202   $ 223,384   $ (65,144)(1)   $ 553,442
                         =========   =========   =========       =========

  WARRANTY RESERVE:
  For the year ended:

   February 28, 1999     $ 482,731   $ 185,584   $(191,349)      $ 476,966
                         =========   =========   =========       =========

   February 28, 1998     $ 388,697   $ 358,447   $(264,395)      $ 482,731
                         =========   =========   =========       =========

   February 28, 1997     $ 324,813   $ 371,275   $(307,409)      $ 388,679
                         =========   =========   =========       =========

(1) Net accounts written off.