Form 10-Q
period 1999-05-31
LOJACK CORP
filed 1999-07-15
CIK 355777

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

          (Mark One)
          X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ----
                SECURITIES ACT OF 1934

          For the quarterly period ended   May 31, 1999

                  OR

          ___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURTIES ACT OF 1934

          For the transition period from ______________  to _______________.

          Commission File Number 2-74238-B

                              LOJACK CORPORATION
            (Exact name of registrant as specified in its charter)

          Massachusetts                                04-2664794
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification Number)

          333 Elm Street      Dedham, Massachusetts    02026
          --------------      ---------------------    -----
          (Address of principal executive offices)      (Zip code)

                                 781-326-4700
             (Registrant's telephone number , including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    YES X       NO___
                       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
          There were 16,847,781 shares issued and outstanding of $.01 par value, common stock, as of July 12, 1999.

                      LOJACK CORPORATION AND SUBSIDIARIES
                                     INDEX

                                                                                                         PAGE
                                                                                                         ----
   Part I.  Financial Information

       Item 1. Financial Statements
          Consolidated Balance Sheets:
          May 31, 1999  and February 28, 1999.....................................................         1

          Consolidated Statements of Operations:
            Three Months Ended May 31, 1999 and  1998.............................................         2

          Consolidated Statements of Cash Flows:
            Three Months Ended May 31, 1999 and 1998..............................................         3

          Notes to Consolidated Financial Statements..............................................         4

       Item 2. Management's Discussion and Analysis of Results
            of Operations and Financial Condition.................................................         6

       Item 3. Quantitative and Qualitative Disclosures about Market Risk........................         10

     Part II. Other Information
       Item 6. Exhibits and Reports on Form 8-K...................................................        11

          Signatures..............................................................................        12

          Exhibit 27..............................................................................        13

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                 MAY 31,         FEBRUARY 28,
                                                                  1999               1999
                                                              (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents...................................... $    6,577,874      $   10,230,215
Accounts receivable - net.................................     10,846,550           9,679,102
Inventories...............................................      4,012,636           5,666,718
Prepaid expenses and other................................        269,773             217,609
Prepaid income taxes......................................      1,597,687             779,118
Deferred income taxes.....................................        823,599             796,237
                                                           --------------      --------------
  Total current assets....................................     24,128,119          27,368,999

MARKETABLE SECURITIES.....................................      1,529,585             999,232

PROPERTY AND EQUIPMENT - Net..............................      9,367,545           9,873,105

OTHER ASSETS - Net........................................        651,786             237,321
                                                           --------------      --------------
TOTAL..................................................... $   35,677,035      $   38,478,657
                                                           ==============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease
  obligations............................................. $    1,218,302      $    1,297,046
Accounts payable..........................................      4,378,090           3,437,895
Accrued and other liabilities.............................      1,343,654           1,098,274
Deposits..................................................        120,263              54,416
Current  portion of deferred revenue......................      1,502,480           1,516,875
Accrued compensation......................................        984,421           1,229,970
                                                           --------------      --------------
  Total current liabilities...............................      9,547,210           8,634,476
                                                           --------------      --------------
DEFERRED REVENUE..........................................      3,161,466           3,113,683
                                                           --------------      --------------
DEFERRED INCOME TAXES.....................................        657,154             241,855
                                                           --------------      --------------
CAPITAL LEASE OBLIGATIONS.................................      1,098,280           1,372,760
                                                           --------------      --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; authorized,
  35,000,000 shares; issued, 22,468,381 and
  22,399,381 shares  at May 31, 1999  and
  February 28, 1999, respectively.........................        224,684             223,994
Additional paid-in-capital................................     60,533,722          60,329,803
Accumulated other comprehensive income....................        558,838             235,323
Retained earnings.........................................     18,803,956          16,559,076
Treasury stock, at cost, 5,591,800
and 4,736,600  shares of common stock at
May 31, 1999 and February 28, 1999,
respectively..............................................    (58,908,275)        (52,232,313)
                                                           --------------      --------------
  Total stockholders' equity..............................     21,212,925          25,115,883
                                                           --------------      --------------
TOTAL..................................................... $   35,677,035      $   38,478,657
                                                           ==============      ==============

See notes to consolidated financial statements.

                                      (1)

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      THREE MONTHS ENDED
                                                                          (Unaudited)
                                                             MAY 31,                    MAY 31,
                                                              1999                       1998

Revenues............................................      $22,501,407                 $20,264,538
Cost of goods sold..................................        9,968,539                   8,881,876
                                                          -----------                 -----------

Gross margin........................................       12,532,868                  11,382,662
                                                          -----------                 -----------
Costs and expenses:
Systems costs and research and
 development........................................          393,040                     346,836
Marketing...........................................        5,868,216                   4,182,349
General and administrative..........................        2,240,592                   2,088,345
Depreciation and amortization.......................          434,646                     350,618
                                                          -----------                 -----------
 Total..............................................        8,936,494                   6,968,148
                                                          -----------                 -----------
Operating income....................................        3,596,374                   4,414,514
                                                          -----------                 -----------
Other income (expense):
Interest income.....................................          114,906                      93,197
Interest expense....................................          (56,741)                    (48,467)
Gain on sale of fixed assets........................           24,341                      47,359
Gain on sale of marketable securities                               -                   1,099,597
                                                          -----------                 -----------
 Total..............................................           82,506                   1,191,686
                                                          -----------                 -----------
Income before provision
 for income taxes...................................        3,678,880                   5,606,200
Provision for income taxes..........................        1,434,000                   2,187,000
                                                          -----------                 -----------
Net income..........................................      $ 2,244,880                 $ 3,419,200
                                                          ===========                 ===========

Earnings per share:
Basic...............................................      $      0.13                 $      0.19
                                                          ===========                 ===========
Diluted.............................................      $      0.12                 $      0.17
                                                          ===========                 ===========

Weighted average shares:
Basic...............................................       17,385,108                  18,171,258
                                                          ===========                 ===========
Diluted.............................................       18,157,695                  19,674,361
                                                          ===========                 ===========

See notes to consolidated financial statements.

                                      (2)

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            THREE MONTHS ENDED
                                                                                     MAY 31,                  MAY 31,
                                                                                      1999                      1998
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..............................................................        $ 2,244,880             $ 3,419,200

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization.......................................            855,518                 687,841
       Provision for doubtful accounts.....................................              8,767                  55,265
       Deferred income taxes...............................................            181,099                (135,081)
       Gain on sale of marketable securities...............................                  -              (1,099,597)
       Increase (decrease) in cash from changes in
         assets and liabilities:
           Accounts receivable.............................................         (1,176,215)             (1,811,805)
           Inventories.....................................................          1,654,082                (172,752)
           Prepaid expenses and other......................................            (52,164)                (38,079)
           Prepaid income taxes............................................           (818,569)                      -
           Other assets....................................................           (425,000)                      -
           Accounts payable................................................            940,195                 681,531
           Accrued and other liabilities...................................             99,066                 313,614
                                                                                   -----------             -----------
             Net cash provided by operating activities.....................          3,511,659               1,900,137
                                                                                   -----------             -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment.................................           (339,423)                (57,581)
    Purchase of marketable securities......................................                  -              (1,259,170)
    Proceeds from sale of marketable securities............................                  -               1,745,310
                                                                                   -----------             -----------
           Net cash (used for) provided by investing activities............           (339,423)                428,559
                                                                                   -----------             -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock................................................            204,609                  83,469
   Repayment of capital lease obligations..................................           (353,224)               (402,923)
   Repurchase of common stock..............................................         (6,675,962)             (2,080,000)
                                                                                   -----------             -----------

           Net cash used for financing activities..........................         (6,824,577)             (2,399,454)
                                                                                   -----------             -----------

 DECREASE IN CASH AND EQUIVALENTS..........................................         (3,652,341)                (70,758)

 BEGINNING CASH AND EQUIVALENTS............................................         10,230,215               5,498,348
                                                                                   -----------             -----------

 ENDING CASH AND EQUIVALENTS...............................................        $ 6,577,874             $ 5,427,590
                                                                                   ===========             ===========

See notes to consolidated financial statements.

                                      (3)

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements and notes do not include all of the disclosures made in the Company's Annual Report to Stockholders, which should be read in conjunction with these statements. Certain fiscal 1999 amounts have been reclassified to conform with the fiscal 2000 presentation. In the opinion of the Company, the statements include all adjustments necessary for a fair presentation of the quarterly results and any and all such adjustments were of a normal recurring nature.

2. The results of operations for the three months ended May 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

3.   Supplemental cash flow information:
     Cash paid for interest for the three months ended May 31, 1999 and 1998 was $57,000 and $48,000, respectively. Cash paid for income taxes for the three months ended May 31, 1999 and 1998 was $2,003,000 and $2,137,500, respectively. For the three months ended May 31, 1999 and 1998 the Company incurred capital lease obligations of $0 and $1,149,000 respectively.

4.   Earnings per share:

     The Company computes earnings per share under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires the dual presentation of basic and diluted earnings per share. Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the effect of the Company's outstanding options (using the treasury stock method), except where such options would be antidilutive.

     A reconciliation of weighted average shares used for the basic and diluted computations is as follows as of May 31:

                                                  1999                  1998
Weighted average shares for basic              17,385,108            18,171,258
Dilutive effect of stock options                  772,587             1,503,103
                                               ----------            ----------

Weighted average shares for diluted            18,157,695            19,674,361
                                               ==========            ==========

5.   Marketable Securities:

     In March 1998 the Company exercised an option to purchase 292,507 common shares of its United Kingdom licensee, Tracker Network, UK Ltd. for an aggregate exercise price of $1,259,000. In April 1998 the Company sold 150,000 of these shares and recognized a pre-tax gain of approximately $1,100,000. The remaining 142,507 shares of the investment are classified as an available-for-sale security in accordance with SFAS No. 115 in the Company's Consolidated Balance Sheet with a fair value of approximately $1,530,000 and $999,000 as of May 31, 1999 and February 28, 1999,
     respectively. The unrealized gain of $324,000 (net of taxes of $207,000) is reported in other comprehensive income, a component of stockholders' equity, for the three months ended May 31, 1999.

     In June 1999, the Company sold the remaining 142,507 shares and recognized a pre-tax gain of approximately $900,000.

                                 (4)

6.   Comprehensive Income:

     Effective March 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." Currently, in addition to net income the only item which would be included in comprehensive income is unrealized gains or losses on available-for-sale securities. For the three months ended May 31, 1999 and 1998, comprehensive income totaled approximately $2,568,000 and $4,299,000, respectively.

7.   Segment Reporting:

     Effective March 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires disclosure of segmented information about the Company's operations based upon how management oversees and evaluates the results of operations. The Company has determined that it has two distinct reportable segments: the domestic segment and the international segment. The Company considers these two segments reportable as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company's senior management.

     The following table presents information about the Company's operating segments for the three months ended May 31, 1999 and 1998:

                                                                                   International
                                                         Domestic Segment             Segment                 Consolidated
                                                       -------------------       -----------------        -------------------
     1998
     ----
     Revenues:
          Product sales                                     $   17,591,605            $  2,204,374             $    19,795,979
          License fees and
          system component revenues                                    -                   468,559                     468,559
                                                            --------------            ------------             ---------------
          Total revenues                                    $   17,591,605            $  2,672,933             $    20,264,538
                                                            ==============            ============             ===============
     Segment net income                                     $    2,819,305            $    599,895             $     3,419,200
                                                            ==============            ============             ===============

     1999
     ----
     Revenues:
          Product sales                                     $   20,655,035            $  1,802,641             $    22,457,676
          License fees and
          system component revenues                                    -                    43,731                      43,731
                                                            --------------            ------------             ---------------
          Total revenues                                    $   20,655,035            $  1,846,372             $    22,501,407
                                                            ==============            ============             ===============
     Segment net income                                     $    1,947,453            $    297,427             $     2,244,880
                                                            ==============            ============             ===============

                                      (5)

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three months ended May 31, 1999 ("fiscal 2000") versus three months ended May 31, 1998 ("fiscal 1999")


Revenues for the three months ended May 31, 1999 increased by $2,236,000 or 11%, to $22,501,000 from $20,265,000 for the same period a year earlier. Domestic revenues increased during the same period by $3,063,000, or 17% to $20,655,000 from $17,592,000 a year earlier. Revenues from product sales and licensing fees related to international licensing agreements decreased by $827,000, or 31%, to $1,846,000 for the three months ended May 31, 1999 from $2,673,000 for the same period a year earlier.

The increase in domestic revenues was primarily due to an increase of 21% in the number of LoJack Units sold in domestic markets. The decrease in international revenues was partially related to a $425,000 decrease in revenues from the sale of system components and license fees which are primarily related to new licensees and are generally non-recurring in nature. The additional decrease of $402,000 was related to lower sales of LoJack Units and related products to existing licensees.

Cost of goods sold is 44% of revenues for the three months ended May 31, 1999 and 1998. Domestically cost of sales increased to 44% of related revenues from 43% for the same periods. International costs of sales increased to 51% of related revenues for the three months ended May 31, 1999 from 50% a year earlier which was principally the result of the decrease in non-recurring component sales and license fees which generated higher margins than the sale of LoJack Units.

Systems costs and research and development increased by $46,000 to $393,000 for the three months ended May 31, 1999 from $347,000 for the same period a year earlier. An increase in systems costs of $70,000 was partially offset by a decrease of $24,000 in research and development expense.

Marketing expense increased by $1,686,000 to $5,868,000 for the three months ended May 31, 1999 from $4,182,000 for the same period a year earlier. This increase was primarily related to an increase in media expense of $980,000 due to an aggressive multi-media advertising campaign for fiscal year 2000. The additional increase of $706,000 was the result of an increase of $573,000 in marketing salaries and benefits, and $133,000 increase in marketing supplies and promotional expense related to market expansion, an increase in size and quality of sales force, and an increase in overall business volume.

General and administrative expense increased by $153,000 to $2,241,000 for the three months ended May 31, 1999 from $2,088,000 for the same period a year earlier primarily as the result of increased payroll costs and administrative expenses related to the increased domestic business volume and market expansions, as well as increases in certain professional fees related to ongoing business.

Depreciation and amortization increased by $84,000 to $435,000 for the three months ended May 31, 1999 from $351,000 for the same period a year earlier, primarily as the result of depreciation expense on LoJack System components in new markets and depreciation expense on installation vehicles purchased during the fiscal year ended February 28, 1999.

Interest income increased by $22,000 to $115,000 for the three months ended May 31, 1999 from $93,000 for the same period a year earlier primarily as the result of an increase in the average cash balances available for investment during the period, as compared with a year earlier.

Interest expense increased by $9,000 to $57,000 for the three months ended May 31, 1999 from $48,000 for the same period a year earlier as a result of interest on additional capital leases of installation vehicles.

                                      (6)

Gain on sale of fixed assets decreased by $23,000 to $24,000 for the three months ended May 31, 1999 from $47,000 for the same period a year earlier due to a decrease in the number of fully depreciated installation vehicles sold during the period in the normal course of business.

Gain on sale of marketable securities of $1,100,000 for the three months ended May 31, 1998 was the result of the sale of common stock of the Company's United Kingdom licensee which had been acquired through the exercise of an option in the related license agreement.

The provision for income taxes decreased by $753,000 to $1,434,000 for the three months ended May 31, 1999 from $2,187,000 for the same period a year earlier as the result of the decrease in the Company's taxable income during the respective periods. The Company's effective tax rate remained at 39% during both periods.

As a result of the foregoing, net income decreased by $1,174,000 to $2,245,000 for the three months ended May 31, 1999 from $3,419,000 for the same period a year earlier.

Liquidity and Capital Resources

In the first three months of fiscal 2000 cash and equivalents decreased by $3,652,000. Cash flow from operations was $3,512,000, cash flow used for investing activities was $339,000 and cash flow used for financing purposes was $6,825,000. Cash flow from operations included net income of $2,245,000, non-cash additions to net income of $1,045,000, plus increases from changes in assets and liabilities of $222,000. The increase in cash flow from changes in assets and liabilities includes a decrease in inventories of $1,654,000 related to increased domestic business volume and certain international shipments during the first quarter of fiscal 2000. The increase in accounts payable of $940,000 is primarily related to the timing of payment to certain vendors including one vendor related to multi-media advertising campaign. Increase in accrued and other liabilities of $99,000 was the result of an increase in deferred revenue related to sales of lifetime warranties. These increases in cash flow were offset partially by an increase in accounts receivable of $1,176,000 which was primarily related to the increase in domestic revenues during the first quarter of fiscal 2000, an increase in prepaid income taxes of $819,000, an increase in other assets of $425,000 for the purchase of a patent, and an increase in prepaid expenses of $52,000 primarily due to prepayments on certain tower leases.

Cash flows from investing activities included expenditures for property and equipment for the three months ended May 31, 1999 of $339,000.

Cash flows used for financing activities included the repurchase of 855,200 shares of the Company's common stock during the three months ended May 31, 1999 for $6,676,000. Total cumulative common shares repurchased under the Company's stock repurchase program were 5,591,800 shares as of May 31, 1999. The Company intends to continue to repurchase shares of its common stock in open market transactions, from time to time, depending upon the price of the stock. As of May 31, 1999 there are 608,200 additional common shares authorized for repurchase under the Company's existing repurchase program.

As of May 31, 1999 the Company had working capital of $14,581,000. The Company believes that it can meet its anticipated capital and operating requirements for the remainder of fiscal 2000 using existing working capital, cash flow from operations, and if necessary, the Company's $7,500,000 line of credit, which was unused as of May 31, 1999.


                                      (7)

The Company presently is pursuing expansion efforts in several additional domestic jurisdictions. The Company expects that, pending receipt of necessary governmental approvals, certain potential expansion markets may become operational during fiscal 2000. The Company plans to fund these expansions as well as other capital expenditures during fiscal 2000 using existing working capital, cash flow from operations, and/or the line of credit. The Company expects that it will spend approximately $2,100,000 on capital expenditures (excluding assets purchased under capital lease agreements) during the remainder of fiscal 2000.

The Company's expansion to additional international markets is achieved through licensing agreements and has not in the past required capital investment on the part of the Company.

The Company is also continuing to explore possible investment opportunities, including, but not limited to, possible acquisitions of, or investments in, other companies.


New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board released SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. This statement requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The statement will be effective for the Company in fiscal 2001. Management is currently evaluating the effect of adopting SFAS No. 133 on the Company's consolidated financial statements.

Year 2000 Compliance

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs and hardware that are date sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. The products sold by the Company do not contain internal date-sensitive components which would in any way effect their operation on or beyond the date January 1, 2000.

The Year 2000 issue could cause some disruptions of internal operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. The Company has focused its Year 2000 review in the following areas: (1) information technology ("IT") systems such as hardware and software; (2) non-IT systems such as distribution and facility equipment containing embedded microprocessors; and (3) the readiness of third-parties such as suppliers and customers. An inventory of all IT and non-IT systems has been taken and efforts are underway to insure that the appropriate testing and remediation or replacement occurs. Virtually all of the Company's critical accounting information systems have been tested for Year 2000 compliance. Many of the critical information systems were replaced with Year 2000 compliant programs in the normal course of business. The Company intends to replace or upgrade non-compliant IT hardware and software systems by the end of the third quarter of the calendar year. Preliminary testing of non-IT systems and equipment indicates that many of these systems rely on time intervals rather than dates in their operation. The company is satisfied to date with our efforts regarding Year 2000 compliance.


                                      (8)

The Company has begun the implementation of hardware and software upgrades to its law enforcement infrastructure, currently scheduled for completion by September, 1999. Although the Company cannot provide absolute assurance, these systems have been designed to prevent date field-related operation interruptions and miscalculations. The Company is also working with the government agencies in our areas of operation to attempt to ensure that the government systems that communicate with the Company's law enforcement infrastructure are tested and modified, if necessary. There can be no assurance, however, that government agencies will address the Year 2000 issue in a timely manner. The Company will continue to communicate with major suppliers and customers to determine the extent to which the Company may be vulnerable if a supplier fails to correct their own Year 2000 issue. Most suppliers and customers who have replied to our inquiries indicated that they expect to be Year 2000 compliant on a timely basis. There can be no assurance, however, that third parties will address the Year 2000 issue in a timely manner. Based on its review to date, the Company believes the Year 2000 problem will not pose significant internal operational disruptions. Events beyond the Company's reasonable control could adversely affect the Company's ability to deliver its products in a timely manner. These events could include failure of infrastructure systems, including power, heat and water; disruptions in distribution channels; or the inability of suppliers and customers to engage in normal business activities. The Company does not currently have a contingency plan for Year 2000 disruptions. The Company will develop a contingency plan based on the magnitude and probability that operational disruptions may still occur on January 1, 2000. The Company currently believes that the risk of disruption will be minimal since its operations are geographically dispersed and rely on a large customer base and one manufacturer. The Company does not expect the costs associated with its Year 2000 compliance to be material. Internal employees, whose salaries and wages are included in normal operating expenses, have modified many of the Company's information technology systems. Approximately $75,000 has been spent to date out of the normal course of business. Future costs in the next two quarters have been estimated at approximately $350,000.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involve risk and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's objectives and plans for future operations and products and the Company's expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company's products and services, the rate of growth in the industries of the Company's customers; the presence of competitors with greater technical, marketing and financial resources; the Company's ability to promptly and effectively respond to technological change to meet evolving customer needs; capacity and supply constraints or difficulties; and the Company's ability to successfully expand its operations. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning the Company, reference is made to Exhibit 99 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1996.

                                      (9)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company has limited exposure to market risk due to the nature of its financial instruments. The Company's financial instruments consist of cash and equivalents, accounts receivable, marketable securities, accounts payable, deposits, accrued liabilities, and capital lease obligations. The fair value of these financial instruments, other than marketable securities, as of February 28, 1999 approximate their carrying values.

     Marketable securities are recorded at market value at February 28, 1999. Such market value is not subject to changes in interest rates as the financial instrument is an equity security and is not interest bearing.

     The Company's interest rate exposure is limited primarily to interest rate changes on its $7,500,000 variable rate line-of-credit facility. Any outstanding amounts under the facility are presumed to approximate market as the facility's interest rate will adjust accordingly with market rates. An immediate adverse change in market interest rates would not have had any effect on the Company's interest expense as there were no borrowings under the facility during fiscal 1999. In addition, the Company does not have any foreign currency exposure as it does not have foreign subsidiaries and all amounts are transacted in U.S. dollars.

     Currently, the Company does not enter into financial instrument transactions for trading or other speculative purposes. There have been no material changes in the market risk to which the Company is exposed since the end of the Company's preceding fiscal year.

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

                                        LoJack Corporation
                                        ------------------
                                        Registrant

        July 14,   1999                 /s/ C. Michael Daley
        ---------------                 --------------------
        Date                            C. Michael Daley
                                        Chief Executive Officer


        July 14,  1999                  /s/ Joseph F. Abely
        --------------                  -------------------
        Date                            Joseph. F. Abely
                                        President and Chief
                                        Operating Officer
                                        (Principal Financial Officer)



                                     (12)