Form 10-Q
period 1999-08-31
LOJACK CORP
filed 1999-10-15
CIK 355777

                                                                        10/12/99
                                                                           DRAFT

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
          (Mark One)
           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---
               SECURITIES ACT OF 1934

          For the quarterly period ended August 31, 1999

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

                    YES X     NO___
                       ---



                     APPLICABLE ONLY TO CORPORATE ISSUERS:
          There were 16,369,581 shares issued and outstanding of common stock, $.01 par value, as of October 12, 1999.

                      LOJACK CORPORATION AND SUBSIDIARIES
                                     INDEX
     Part I.  Financial Information                                         PAGE
                                                                            ----
          Item 1. Financial Statements
               Consolidated Balance Sheets:
               August 31, 1999 and February 28, 1999......................     3

               Consolidated Statements of Operations:
                 Three Months Ended August 31, 1999 and 1998..............     4
                 Six Months Ended August 31, 1999 and 1998................     5

               Consolidated Statements of Cash Flows:
                 Six Months Ended August 31, 1999 and 1998................     6

               Notes to Consolidated Financial Statements.................     7

          Item 2. Management's Discussion and Analysis of Results
                  of Operations and Financial Condition...................    10

          Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk.......................................    15


     Part II. Other Information
          Item 6. Exhibits and Reports on Form 8-K........................    16

               Signatures.................................................    17

               Exhibit 99.................................................    18

               Exhibit 27.................................................    20

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                   AUGUST 31,                   FEBRUARY 28,
                                                                      1999                         1999
                                                                   (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents........................................       $  7,895,450                 $ 10,230,215
Accounts receivable - net...................................         10,950,763                    9,679,102
Inventories.................................................          3,398,835                    5,666,718
Prepaid expenses and other..................................            222,218                      217,609
Prepaid income taxes........................................          2,288,943                      779,118
Deferred income taxes.......................................            957,417                      796,237
                                                                   ------------                 ------------
    Total current assets....................................         25,713,626                   27,368,999

MARKETABLE SECURITIES.......................................                  -                      999,232

PROPERTY AND EQUIPMENT - Net................................          9,195,092                    9,873,105

OTHER ASSETS - Net..........................................            682,265                      237,321
                                                                   ------------                 ------------
TOTAL.......................................................       $ 35,590,983                 $ 38,478,657
                                                                   ============                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease
  obligations...............................................       $  1,486,634                 $  1,297,046
Accounts payable............................................          2,667,155                    3,437,895
Accrued and other liabilities...............................          1,192,467                    1,098,274
Deposits....................................................            120,263                       54,416
Current portion of deferred revenue.........................          1,517,159                    1,516,875
Accrued compensation........................................          1,236,425                    1,229,970
                                                                   ------------                 ------------
     Total current liabilities..............................          8,220,103                    8,634,476
                                                                   ------------                 ------------

DEFERRED REVENUE............................................          3,241,285                    3,113,683
                                                                   ------------                 ------------

DEFERRED INCOME TAXES.......................................            459,419                      241,855
                                                                   ------------                 ------------

CAPITAL LEASE OBLIGATIONS...................................          1,011,364                    1,372,760
                                                                   ------------                 ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; authorized,
  35,000,000 shares; issued, 22,469,581 and
  22,399,381 shares at August 31, 1999 and
   February 28, 1999, respectively..........................            224,696                      223,994
Additional paid-in-capital..................................         60,537,460                   60,329,803
Accumulated other comprehensive income......................                  -                      235,323
Retained earnings...........................................         21,324,993                   16,559,076
Treasury stock, at cost, 5,656,100
and 4,736,600  shares of common stock at
August 31, 1999 and February 28, 1999,
respectively................................................        (59,428,337)                 (52,232,313)
                                                                   ------------                 ------------
      Total stockholders' equity ...........................         22,658,812                   25,115,883
                                                                   ------------                 ------------
TOTAL.......................................................       $ 35,590,983                 $ 38,478,657
                                                                   ============                 ============

See notes to consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   THREE MONTHS ENDED
                                                                      (Unaudited)
                                                           AUGUST 31,               AUGUST 31,
                                                             1999                     1998
Revenues.............................................     $ 24,084,707            $ 21,810,039
Cost of goods sold...................................       11,180,475               9,482,012
                                                          ------------            ------------

Gross margin.........................................       12,904,232              12,328,027
                                                          ------------            ------------

Costs and expenses:
Systems costs and research and
   development.......................................          602,738                 269,662
Marketing............................................        5,659,129               4,870,198
General and administrative...........................        2,451,447               2,135,774
Depreciation and amortization........................          444,476                 461,044
                                                          ------------            ------------
   Total.............................................        9,157,790               7,736,678
                                                          ------------            ------------
Operating income.....................................        3,746,442               4,591,349
                                                          ------------            ------------

Other income (expense):
Interest income......................................          100,840                 113,998
Interest expense.....................................          (69,463)                (66,205)
Gain on sale of fixed assets.........................           11,814                  60,173
Other expense........................................         (520,687)                      -
Gain on sale of marketable securities................          864,091                       -
                                                          ------------            ------------
   Total.............................................          386,595                 107,966
                                                          ------------            ------------
Income before provision
 for income taxes....................................        4,133,037               4,699,315
Provision for income taxes...........................        1,612,000               1,833,000
                                                          ------------            ------------
Net income...........................................     $  2,521,037            $  2,866,315
                                                          ============            ============

Earnings per share:
Basic................................................     $       0.15            $       0.16
                                                          ============            ============
Diluted..............................................     $       0.14            $       0.15
                                                          ============            ============

Weighted average shares:
Basic................................................       16,846,478              18,050,267
                                                          ============            ============
Diluted..............................................       17,898,372              19,499,514
                                                          ============            ============

See notes to consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  SIX MONTHS ENDED
                                                                     (Unaudited)
                                                           AUGUST 31,             AUGUST 31,
                                                             1999                    1998
Revenues............................................      $ 46,586,114           $ 42,074,578
Cost of goods sold..................................        21,149,013             18,363,888
                                                          ------------           ------------

Gross margin........................................        25,437,101             23,710,690
                                                          ------------           ------------

Costs and expenses:
Systems costs and research and
   development......................................           995,779                616,498
Marketing...........................................        11,527,345              9,052,547
General and administrative..........................         4,692,038              4,224,118
Depreciation and amortization.......................           879,122                811,661
                                                          ------------           ------------
   Total............................................        18,094,284             14,704,824
                                                          ------------           ------------
Operating income....................................         7,342,817              9,005,866
                                                          ------------           ------------

Other income (expense):
Interest income.....................................           215,742                207,199
Interest expense....................................          (126,201)              (114,672)
Gain on sale of fixed assets........................            36,155                107,531
Other expense.......................................          (520,687)                    -
Gain on sale of marketable securities...............           864,091              1,099,597
                                                          ------------           ------------
   Total............................................           469,100              1,299,655
                                                          ------------           ------------
Income before provision
 for income taxes...................................         7,811,917             10,305,521
Provision for income taxes..........................         3,046,000              4,020,000
                                                          ------------           ------------
Net income..........................................      $  4,765,917           $  6,285,521
                                                          ============           ============

Earnings per share:
Basic...............................................      $       0.28           $       0.35
                                                          ============           ============
Diluted.............................................      $       0.26           $       0.32
                                                          ============           ============

Weighted average shares:
Basic...............................................        17,115,794             18,110,952
                                                          ============           ============
Diluted.............................................        18,028,035             19,588,166
                                                          ============           ============

See notes to consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               SIX MONTHS ENDED
                                                                                                  (Unaudited)

                                                                                      AUGUST 31,                AUGUST 31,
                                                                                        1999                       1998
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.................................................................       $  4,765,917            $  6,285,521

   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization..........................................          1,758,503               1,501,436
       Provision for doubtful accounts........................................             68,049                 102,770
       Deferred income taxes..................................................            206,839                (222,676)
       Advances to licensee and related costs.................................            520,687                       -
       Gain on sale of marketable securities..................................           (864,091)             (1,099,597)
       Increase (decrease) in cash from changes in assets and liabilities:
           Accounts receivable................................................         (1,339,710)             (1,674,340)
           Inventories........................................................          2,267,883                (952,666)
           Vendor deposit.....................................................                  -               1,432,000
           Prepaid expenses and other.........................................             (4,609)                  3,481
           Prepaid income taxes...............................................         (1,509,825)                      -
           Other assets.......................................................           (471,757)                 (4,086)
           Accounts payable...................................................           (770,740)                629,680
           Accrued and other liabilities......................................            294,381                 109,245
                                                                                     ------------            ------------
             Net cash provided by operating activities........................          4,921,527               6,110,768
                                                                                     ------------            ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment....................................           (484,916)               (324,649)
   Purchase of marketable securities..........................................                  -              (1,259,170)
   Advances to licensee and related costs.....................................           (520,687)                      -
   Proceeds from sale of marketable securities................................          1,477,548               1,745,310
                                                                                     ------------            ------------
           Net cash provided by investing activities..........................            471,945                 161,491
                                                                                     ------------            ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock...................................................            208,359                 136,406
   Repayment of capital lease obligations.....................................           (740,572)               (744,562)
   Repurchase of common stock.................................................         (7,196,024)             (3,462,937)
                                                                                     ------------            ------------

           Net cash used for financing activities.............................         (7,728,237)             (4,071,093)
                                                                                     ------------            ------------

 (DECREASE) INCREASE IN CASH AND EQUIVALENTS..................................         (2,334,765)              2,201,166

 BEGINNING CASH AND EQUIVALENTS...............................................         10,230,215               5,498,348
                                                                                     ------------            ------------

 ENDING CASH AND EQUIVALENTS..................................................       $  7,895,450            $  7,699,514
                                                                                     ============            ============

See notes to consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

2. The results of operations for the three and six months ended August 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

3.   Supplemental cash flow information:
     Cash paid for interest for the six months ended August 31, 1999 and 1998 was $126,000 and $115,000, respectively. Cash paid for income taxes for the six months ended August 31, 1999 and 1998 was $4,260,000 and $3,234,000,
     respectively. For the six months ended August 31, 1999 and 1998 the Company incurred capital lease obligations of $569,000 and $2,389,000 respectively.

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

     A reconciliation of the weighted average shares used for the basic and diluted computations for the three months ended August 31 is as follows:

                                                      1999          1998
     Weighted average shares for basic             16,846,478    18,050,267
     Dilutive effect of stock options               1,051,894     1,449,247
                                                   ----------    ----------

     Weighted average shares for diluted           17,898,372    19,499,514
                                                   ==========    ==========

     A reconciliation of the weighted average shares used for the basic and diluted computations for the six months ended August 31 is as follows:

                                                      1999          1998
     Weighted average shares for basic             17,115,794    18,110,952
     Dilutive effect of stock options                 912,241     1,477,214
                                                   ----------    ----------

     Weighted average shares for diluted           18,028,035    19,588,166
                                                   ==========    ==========

5.   Marketable Securities:

     In March 1998 the Company exercised an option to purchase 292,507 common shares of its United Kingdom licensee, Tracker Network, UK Ltd. for an aggregate exercise price of $1,259,000. In April 1998 the Company sold 150,000 of these shares and recognized a pre-tax gain of approximately $1,100,000. As of February 28, 1999, 142,507 shares of the investment were classified as an available-for-sale security in accordance with SFAS No. 115 in the Company's Consolidated Balance Sheet with a fair value of approximately $999,000.

     In June 1999, the Company sold the remaining 142,507 shares and recognized a pre-tax gain of approximately $864,000.

6.   Comprehensive Income:

     Effective March 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." In addition to net income, the only item which was included in comprehensive income is unrealized gains or losses on available-for-sale securities. Comprehensive income for the three months ended August 31, 1999 and 1998 totaled approximately $2,521,000 and $2,475,000, respectively. For the six months ended August 31, 1999 and 1998, comprehensive income totaled approximately $4,766,000 and $6,775,000, respectively.

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

     The following table presents information about the Company's operating segments for the three months ended August 31, 1999 and 1998:

                                    Domestic    International
                                    Segment        Segment      Consolidated
                                  ------------  -------------   ------------

1998
----
Revenues:
     Product sales                $ 19,337,836    $ 1,632,919   $ 20,970,755
     License fees and
     system component revenues               -        839,284        839,284
                                  ------------  -------------   ------------
     Total revenues               $ 19,337,836    $ 2,472,203   $ 21,810,039
                                  ============  =============   ============
Segment net income                $  2,214,896    $   651,419   $  2,866,315
                                  ============  =============   ============

1999
----
Revenues:
     Product sales                $ 20,992,322    $ 1,921,885   $ 22,914,207
     License fees and
     system component revenues               -      1,170,500      1,170,500
                                  ------------    -----------   ------------
     Total revenues               $ 20,992,322    $ 3,092,385   $ 24,084,707
                                  ============    ===========   ============
Segment net income                $  2,191,866    $   329,171   $  2,521,037
                                  ============    ===========   ============

     The following table presents information about the Company's operating segments for the six months ended August 31, 1999 and 1998:

                                    Domestic     International
                                    Segment          Segment   Consolidated
                                  ------------    -----------  -------------

1998
----
Revenues:
     Product sales               $  36,929,441    $ 3,837,295   $ 40,766,736
     License fees and
     system component revenues               -      1,307,842      1,307,842
                                  ------------    -----------  -------------
     Total revenues               $ 36,929,441    $ 5,145,137   $ 42,074,578
                                  ============    ===========  =============
Segment net income                $  2,167,890    $ 1,251,314   $  3,419,204
                                  ============    ===========  =============

1999
----
Revenues:
     Product sales                $ 41,647,357    $ 3,724,526   $ 45,371,883
     License fees and
     system component revenues               -      1,214,231      1,214,231
                                  ------------    -----------  -------------
     Total revenues               $ 41,647,357    $ 4,938,757   $ 46,586,114
                                  ============    ===========  =============
Segment net income                $  1,618,282    $   626,598   $  2,244,880
                                  ============    ===========  =============

Management Discussion and Analysis of Results of Operations and Financial Condition

Three and six months ended August 31, 1999 ("fiscal 2000") versus three and six months ended August 31, 1998 ("fiscal 1999")

Results of Operations


Revenues for the three and six months ended August 31, 1999 increased by $2,275,000 and $4,511,000, or 10% and 11%, respectively to $24,085,000 and
$46,586,000, from $21,810,000 and $42,075,000, respectively, for the same periods a year earlier. Revenues from domestic markets increased by $1,655,000 and $4,718,000, or 9% and 13%, for the three and six months ended August 31, 1999, respectively, to $20,993,000 and $41,647,000, from $19,338,000 and
$36,929,000, respectively, for the same periods a year earlier. Revenues from product sales and licensing fees related to international licensing agreements increased by $620,000, or 25% for the three months ended August 31, 1999 to $3,092,000 from $2,472,000 for the same period last year. International revenues for the six months ended August 31, 1999 decreased by $207,000, or 4% to $4,939,000, from $5,146,000 for the same period last year.

The increase in domestic revenues resulted primarily from an increase of 14% and 17% in the number of LoJack Units sold for the three and six months ended August 31, 1999, respectively, as compared to the same periods a year earlier, offset partially by reduction in the average revenue earned per LoJack Unit sold as a result of standard volume variable pricing discounts, and by decreases in the penetration of sales of low margin optional alarm products.

The increase in international revenues for the three months ended August 31, 1999 of $620,000 resulted from an increase of $331,000, or 39% in revenues from the sale of components to and license fees from new licensees, which are generally non-recurring in nature, and an increase of $289,000, or 18%, in sales of and royalties on the international version of the LoJack Unit and related products. The decrease in international revenues for the six months ended August 31, 1999 of $207,000 resulted from an decrease in revenues from the sales of components and license fees of $94,000, and a decrease in revenues from the sale of the international version of the LoJack Unit and related products of $113,000.

Cost of goods sold for the three and six months ended August 31, 1999 increased to 46% and 45%, respectively, from 43% and 44% for the same periods a year earlier. Domestically, cost of goods sold for the three months ended August 31, 1999 and 1998 was 46% and 44%, respectively, of related revenues. For the six months ended August 31, 1999 cost of goods sold was 45% of domestic revenues as compared with 43% for the same period a year earlier. The reason for the variance in domestic gross margins was principally the result in the change in average revenues referred to above. International cost of goods sold increased to 49% and 50% of related revenues for the three and six months ended August 31, 1999, respectively from 42% and 46% for the same periods a year earlier, primarily as a result of changes in the product and royalty mix of revenues.

Systems costs and research and development increased by $333,000 and $380,000 for the three and six months ended August 31, 1999, respectively to $603,000 and $996,000 from $270,000 and $616,000 for the same periods a year earlier. Systems costs increased by $89,000 and $160,000 for the three and six months ended August 31, 1999 as compared with the same periods a year earlier primarily as of a result of increases in systems and engineering salaries and benefits. Research and development expense increased by $244,000 and $220,000 for three and six months ended August 31, 1999, respectively, primarily as a result of the timing of certain work related to a redesign of the LoJack Unit and other research & development initiatives.

Marketing expense increased by $789,000 and $2,474,000 for the three and six months ended August 31, 1999 and 1998, respectively to $5,659,000 and $11,527,000 from $4,870,000 and $9,053,000 for the same periods a year earlier. These increases were primarily related to increases in media expense of $332,000 and $1,307,000, respectively, due to the timing of production of advertising and media buy in fiscal year 2000. The additional increase of $457,000 and $1,167,000, respectively, was the result of an increase in marketing salaries and benefits, and other expenses related to market expansion, an increase in size and quality of sales force, and an increase in overall business volume.

General and administrative expense increased by $316,000 and $468,000 for the three and six months ended August 31, 1999 and 1998, respectively to $2,452,000 and $4,692,000, from $2,136,000 and $4,224,000 for the same periods a year earlier. These increases were primarily the result of increases in administrative salaries and benefits, and other general and overhead expenses related to the increase in the domestic business and market expansion, as well as certain professional and consulting fees related to possible expansion of the Company's business.

Depreciation and amortization decreased by $17,000 for the three months ended August 31, 1999, to $444,000 from $461,000 for the same periods a year earlier. Depreciation and amortization increased by $67,000 for the six months ended August 31, 1999 to $879,000 from $812,000.

Interest income decreased by $13,000 for the three months ended August 31, 1999, to $101,000 from $114,000 for the same periods a year earlier. Interest income increased by $9,000 for the six months ended August 31, 1999 to $216,000 from $207,000.

Interest expense increased by $3,000 and $11,000 for the three and six months ended August 31, 1999, respectively, to $69,000 and $126,000, from $66,000 and $115,000 for the same periods a year earlier, as the result of interest expense on capital leases of installation vehicles.

Gain on sale of fixed assets decreased by $48,000 and $71,000 for the three and six months ended August 31, 1999, respectively, to $12,000 and $36,000, from $60,000 and $107,000 for the same periods a year earlier, due to a decrease in the number of fully depreciated installation vehicles sold during the periods in the normal course of business.

Other expense represents the writeoff of $521,000 of advances to the Company's German licensee who was experiencing severe financial difficulties and costs incurred related to such advances. The licensee subsequently filed for bankruptcy.

Gain on sale of marketable securities for the three and six months ended August 31, 1999 of $864,000 was the sale of the remaining portion of the Company's stock in its United Kingdom licensee.

For the six months ended August 31, 1998 the gain on marketable securities of $1,100,000 was the result of the sale of a portion of the Company's stock in its United Kingdom licensee.

The provision for income taxes decreased by $221,000 and $974,000 for the three and six months ended August 31, 1999, respectively, to $1,612,000 and $3,046,000, from $1,833,000 and $4,020,000 for the same periods a year earlier as the result of the decrease in the Company's taxable income during the respective periods. The Company's effective tax rate remained at 39% during both periods.

As a result of the foregoing, net income decreased by $345,000 and $1,520,000 for the three and six months ended August 31, 1999, respectively, to $2,521,000 and 4,766,000, from $2,866,000 and $6,286,000 for the same periods a year earlier.

Liquidity and Capital Resources

In the six months ended August 31, 1999 cash and equivalents decreased by $2,335,000. Cash flow from operations was $4,921,000, cash flow from investing activities was $472,000 and cash flow used for financing purposes was $7,728,000. Cash flow from operations included net income of $4,766,000, plus non-cash additions to net income of $2,033,000, less $864,000 related to the sale of marketable securities, plus $521,000 of advances to a licensee and related costs, and decreases from changes in assets and liabilities of $1,535,000. The decrease in cash flow from changes in assets and liabilities includes an increase in accounts receivable of $1,339,000 which was primarily related to the increase in domestic revenues in second quarter fiscal 2000 versus fourth quarter fiscal 1999, an increase in prepaid income taxes of $1,510,000, an increase in other assets of $472,000 for the purchase of a patent, an increase in prepaid expenses of $5,000, and a decrease in accounts payable of $771,000 primarily related to timing of payment on certain media expenses, and inventory suppliers. These decreases in cash flow were offset partially by a decrease in inventories of $2,268,000 resulting from a reduction of inventory of the Company's current product in preparation of production of the new version of LoJack Unit (LJU 3), as well as timing of certain international shipments, and increases in accrued and other liabilities of $294,000 which was the result of an increase in deferred revenue related to sales of lifetime warranties.

Cash flows from investing activities included expenditures for property and equipment (exclusive of additions under capital leases of $569,000) for the six months ended August 31, 1999 of $485,000. The Company sold the remaining shares of United Kingdom licensee stock and netted proceeds of $1,478,000. The Company incurred expenses related to the financial difficulties of a licensee of $521,000.

Cash flows used for financing activities included the repurchase of 919,500 shares of the Company's common stock during the six months ended August 31, 1999 for $7,196,000. Total cumulative common shares repurchased under the Company's stock repurchase program were 5,656,100 as of August 31, 1999. The Company intends to continue to repurchase shares of its common stock in open market transactions, from time to time, depending upon the price of the stock. In September 1999, the Board of Directors increased the total by 1,000,000 to 7,200,000 total shares authorized under the Company's repurchase program. As of October 5, 1999 there were 1,094,500 remaining shares authorized for repurchase under the repurchase program.

As of August 31, 1999 the Company had working capital of $17,494,000. The Company believes that it can meet its anticipated capital and operating requirements for the remainder of fiscal 2000 using existing working capital, cash flow from operations, and if necessary, the Company's $7,500,000 line of credit, which was unused as of August 31, 1999.

The Company presently is pursuing expansion efforts in several additional domestic jurisdictions. The Company expects that, pending receipt of necessary governmental approvals, certain potential expansion markets may become operational during the last quarter 2000. The Company plans to fund these expansions as well as other capital expenditures during fiscal 2000 using existing working capital, cash flow from operations, and/or the line of credit. The Company expects that it will spend approximately $1,500,000 on capital expenditures (excluding assets purchased under capital lease agreements) during the remainder of fiscal 2000.

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

The Year 2000 issue could cause some disruptions of internal operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. The Company has focused its Year 2000 review in the following areas: (1) information technology ("IT") systems such as hardware and software; (2) non-IT systems such as distribution and facility equipment containing embedded microprocessors; and (3) the readiness of third-parties such as suppliers and customers. An inventory of all IT and non-IT systems has been taken and efforts are underway to insure that the appropriate testing and remediation or replacement occurs. Virtually all of the Company's critical accounting information systems have been tested for Year 2000 compliance. Many of the critical information systems were replaced with Year 2000 compliant programs in the normal course of business. The Company intends to replace or upgrade non-compliant IT hardware and software systems by December 1, 1999. Preliminary testing of non-IT systems and equipment indicates that many of these systems rely on time intervals rather than dates in their operation. The company is satisfied to date with our efforts regarding Year 2000 compliance.

The Company has begun the implementation of hardware and software upgrades to its law enforcement infrastructure, currently scheduled for completion by December 1,1999. Although the Company cannot provide absolute assurance, these systems have been designed to prevent date field-related operation interruptions and miscalculations. The Company is also working with the government agencies in our areas of operation to attempt to ensure that the government systems that communicate with the Company's law enforcement infrastructure are tested and modified, if necessary. There can be no assurance, however, that government agencies will address the Year 2000 issue in a timely manner. The Company will continue to communicate with major suppliers and customers to determine the extent to which the Company may be vulnerable if a supplier fails to correct their own Year 2000 issue. Most suppliers and customers who have replied to our inquiries indicated that they expect to be Year 2000 compliant on a timely basis. There can be no assurance, however, that third parties will address the Year 2000 issue in a timely manner. Based on its review to date, the Company believes the Year 2000 problem will not pose significant internal operational disruptions. Events beyond the Company's reasonable control could adversely affect the Company's ability to deliver its products in a timely manner. These events could include failure of infrastructure systems, including power, heat and water; disruptions in distribution channels; or the inability of suppliers and customers to engage in normal business activities. The Company does not currently have a contingency plan for Year 2000 disruptions. The Company will develop a contingency plan based on the magnitude and probability that operational disruptions may still occur on January 1, 2000. The Company currently believes that the risk of disruption will be minimal since its operations are geographically dispersed and rely on a large customer base and one manufacturer. The Company does not expect the costs associated with its Year 2000 compliance to be material. Internal employees, whose salaries and wages are included in normal operating expenses, have modified many of the Company's information technology systems. Approximately $180,000 has been spent to date out of the normal course of business. Future costs have been estimated at approximately $170,000.

Cautionary Statements

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involve risk and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's objectives and plans for future operations and products and the Company's expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company's products and services, the rate of growth in the industries of the Company's customers; the presence of competitors with greater technical, marketing and financial resources; the Company's ability to promptly and effectively respond to technological change to meet evolving customer needs; capacity and supply constraints or difficulties; and the Company's ability to successfully expand its operations. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning the Company, reference is made to Exhibit 99 attached hereto.

Quantitative and Qualitative Disclosures About Market Risk

The Company has limited exposure to market risk due to the nature of its financial instruments. The Company's financial instruments consist of cash and equivalents, accounts receivable, marketable securities, accounts payable, deposits, accrued liabilities, and capital lease obligations. The fair value of these financial instruments, other than marketable securities, as of August 31, and February 28, 1999 approximate their carrying values.

Marketable securities are recorded at market value at February 28, 1999. Such market value is not subject to changes in interest rates as the financial instrument is an equity security and is not interest bearing.

The Company's interest rate exposure is limited primarily to interest rate changes on its $7,500,000 variable rate line-of-credit facility. Any outstanding amounts under the facility are presumed to approximate market as the facility's interest rate will adjust accordingly with market rates. An immediate adverse change in market interest rates would not have had any effect on the Company's interest expense as there were no borrowings under the facility during the three and six months ended August 31, 1999. In addition, the Company does not have any foreign currency exposure as it does not have foreign subsidiaries and all amounts are transacted in U.S. dollars.

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

Item 1.    Not Applicable

Item 2.    Not Applicable

Item 3.    Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           The Annual Meeting of Stockholders of the Company was held on July 21, 1999. Stockholders acted affirmatively to elect nominees for directors proposed by management.

                         VOTES "FOR"           VOTES "WITHHELD"

C. Michael Daley          14,874,293               86,381
James A. Daley            14,874,168               86,506
Harold W. Shad III        14,874,368               86,306
Lee T. Sprague            14,874,368               86,306
Robert Murray             14,874,368               86,306
Larry Renfro              14,874,368               86,306
Harvey Rosenthal          14,873,668               87,006

           The Stockholders also acted affirmatively to amend the Company's Amended and Restated Stock Incentive Plan (the "Amended Plan") to provide for an increase of (i) 100,000 in the number of shares of Common Stock authorized for issuance under the Amended Plan to directors of the Company eligible to receive Non-Employee Director Options, and (ii) 1,000,000 in the number of shares of Common Stock authorized for issuance under the Amended Plan to employees who are eligible to receive Senior Management Options, Incentive Stock Options, and other stock incentives. The vote was 9,757,623 in favor, and 2,157,710 opposed, with 91,397 abstaining.

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

October 15, 1999                             /s/ C. Michael Daley
------------------                           --------------------
Date                                         C. Michael Daley
                                             Chief Executive Officer


October 15, 1999                             /s/ Joseph F. Abely
-----------------                            -------------------
        Date                                 Joseph. F. Abely
                                             President and Chief
                                             Operating Officer
                                             (Principal Financial Officer)