Form 10-Q
period 1999-11-30
LOJACK CORP
filed 2000-01-14
CIK 355777

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
          (Mark One)
          X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          --
                SECURITIES ACT OF 1934

          For the quarterly period ended November 30, 1999

                               OR

          ___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES ACT OF 1934

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




                     APPLICABLE ONLY TO CORPORATE ISSUERS:
          There were 16,081,481 shares issued and outstanding of common stock, $.01 par value, as of January 11, 2000.

                      LOJACK CORPORATION AND SUBSIDIARIES
                                     INDEX

     Part I.  Financial Information                                      PAGE
                                                                         ----

       Item 1. Financial Statements
          Consolidated Balance Sheets:
          November 30, 1999 and February 28, 1999.........................   3

          Consolidated Statements of Operations:
             Three Months Ended November 30, 1999 and 1998................   4
             Nine Months Ended November 30, 1999 and 1998.................   5

          Consolidated Statements of Cash Flows:
             Nine Months Ended November 30, 1999 and 1998.................   6

          Notes to Consolidated Financial Statements......................   7

       Item 2. Management's Discussion and Analysis of Results
             of Operations and Financial Condition........................  10

       Item 3. Quantitative and Qualitative Disclosures
             About Market Risk............................................  15



     Part II. Other Information
       Item 6. Exhibits and Reports on Form 8-K...........................  16

           Signatures.....................................................  17

           Exhibit 99.....................................................  18

           Exhibit 27.....................................................  20

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                         NOVEMBER 30,    FEBRUARY 28,
                                                       1999            1999
                                                    (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents............................    $  5,292,360   $ 10,230,215
Accounts receivable - net.......................      11,654,243      9,679,102
Inventories.....................................       4,351,030      5,666,718
Prepaid expenses and other......................         223,534        217,609
Prepaid income taxes............................       1,247,932        779,118
Deferred income taxes...........................       1,062,981        796,237
                                                    ------------   ------------
  Total current assets..........................      23,832,080     27,368,999

MARKETABLE SECURITIES...........................               -        999,232

PROPERTY AND EQUIPMENT - Net....................       9,442,801      9,873,105

OTHER ASSETS - Net..............................         776,785        237,321
                                                    ------------   ------------
TOTAL...........................................    $ 34,051,666   $ 38,478,657
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease
  obligations...................................    $  1,440,143   $  1,297,046
Accounts payable................................       4,402,315      3,437,895
Accrued and other liabilities...................       1,347,500      1,098,274
Deposits........................................          69,411         54,416
Current portion of deferred revenue.............       1,480,041      1,516,875
Accrued compensation............................       1,273,353      1,229,970
                                                    ------------   ------------
  Total current liabilities.....................      10,012,763      8,634,476
                                                    ------------   ------------

DEFERRED REVENUE................................       3,200,018      3,113,683
                                                    ------------   ------------

DEFERRED INCOME TAXES...........................         276,915        241,855
                                                    ------------   ------------

CAPITAL LEASE OBLIGATIONS.......................       1,246,114      1,372,760
                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES...................

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; authorized,
  35,000,000 shares; issued, 22,475,081 and
  22,399,381 shares at November 30, 1999
  and February 28, 1999, respectively...........         224,746        223,994
Additional paid-in-capital......................      60,560,060     60,329,803
Accumulated other comprehensive income..........               -        235,323
Retained earnings...............................      23,830,104     16,559,076
Treasury stock, at cost, 6,393,600
  and 4,736,600 shares of common stock at
  November 30, 1999 and February 28, 1999,
  respectively..................................     (65,299,054)  $(52,232,313)
                                                    ------------   ------------

   Total stockholders' equity...................      19,315,856     25,115,883
                                                    ------------   ------------
TOTAL...........................................    $ 34,051,666   $ 38,478,657
                                                    ============   ============

See notes to consolidated financial statements.

                                      (3)

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED
                                                         (Unaudited)
                                                NOVEMBER 30,    NOVEMBER 30,
                                                    1999            1998
Revenues...................................       $22,168,276    $20,863,621
Cost of goods sold.........................        10,404,030      9,550,509
                                                  -----------    -----------

Gross margin...............................        11,764,246     11,313,112
                                                  -----------    -----------

Costs and expenses:
Systems costs and research and
  development..............................           483,710        304,395
Marketing..................................         4,505,668      4,773,160
General and administrative.................         2,265,015      2,119,422
Depreciation and amortization..............           490,823        452,972
                                                  -----------    -----------
  Total....................................         7,745,216      7,649,949
                                                  -----------    -----------
Operating income ..........................         4,019,030      3,663,163
                                                  -----------    -----------
Other income (expense):
Interest income............................            93,967        117,815
Interest expense...........................           (67,204)       (87,165)
Gain on sale of fixed assets and other.....            62,318         45,183
                                                  -----------    -----------
  Total....................................            89,081         75,833
                                                  -----------    -----------
Income before provision
 for income taxes..........................         4,108,111      3,738,996
Provision for income taxes.................         1,603,000      1,460,000
                                                  -----------    -----------
Net income ................................       $ 2,505,111    $ 2,278,996
                                                  ===========    ===========

Earnings per share:
Basic......................................       $      0.15    $      0.13
                                                  ===========    ===========
Diluted....................................       $      0.15    $      0.12
                                                  ===========    ===========
Weighted average shares:
Basic......................................        16,337,491     17,767,033
                                                  ===========    ===========
Diluted....................................        17,073,619     18,896,581
                                                  ===========    ===========

See notes to consolidated financial statements.

                                      (4)

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           NINE MONTHS ENDED
                                                              (Unaudited)
                                                    NOVEMBER 30,        NOVEMBER 30,
                                                        1999                1998
Revenues..........................................   $68,754,389         $62,938,199
Cost of goods sold................................    31,553,043          27,914,397
                                                     -----------         -----------

Gross margin......................................    37,201,346          35,023,802
                                                     -----------         -----------

Costs and expenses:
Systems costs and research and
  development.....................................     1,479,488             920,893
Marketing.........................................    16,033,013          13,825,707
General and administrative........................     6,957,053           6,343,540
Depreciation and amortization.....................     1,369,944           1,264,633
                                                     -----------         -----------
  Total...........................................    25,839,498          22,354,773
                                                     -----------         -----------
Operating income..................................    11,361,848          12,669,029
                                                     -----------         -----------

Other income (expense):
Interest income...................................       309,709             325,014
Interest expense..................................      (193,406)           (201,837)
Gain on sale of fixed assets......................        58,473             152,714
Other expense.....................................      (480,687)                  -
Gain on sale of marketable securities.............       864,091           1,099,597
                                                     -----------         -----------
  Total...........................................       558,180           1,375,488
                                                     -----------         -----------
Income before provision
 for income taxes.................................    11,920,028          14,044,517
Provision for income taxes........................     4,649,000           5,480,000
                                                     -----------         -----------
Net income........................................   $ 7,271,028         $ 8,564,517
                                                     ===========         ===========

Earnings per share:
Basic.............................................   $      0.43         $      0.48
                                                     ===========         ===========
Diluted...........................................   $      0.41          $     0.44
                                                     ===========         ===========

Weighted average shares:
Basic.............................................    16,858,246          17,997,374
                                                     ===========         ===========
Diluted...........................................    17,711,782          19,358,699
                                                     ===========         ===========

See notes to consolidated financial statements.

                                      (5)

LOJACK CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       NINE MONTHS ENDED
                                                                                                          (Unaudited)
                                                                                                 NOVEMBER 30,      NOVEMBER 30,
                                                                                                     1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................................................         $    7,271,028      $ 8,564,517

  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization...................................................              2,719,293        2,363,295
     Provision for doubtful accounts.................................................                154,025          109,103
     Deferred income taxes...........................................................                (81,232)        (242,527)
     Advances to licensee and related costs..........................................                480,687                -
     Gain on sale of marketable securities...........................................               (864,091)      (1,099,597)
     Increase (decrease) in cash from changes in assets and liabilities:
        Accounts receivable..........................................................             (2,129,166)      (1,077,495)
        Inventories..................................................................              1,315,688         (682,310)
        Vendor deposit...............................................................                      -        1,432,000
        Prepaid expenses and other...................................................                 (5,925)        (126,196)
        Prepaid income taxes.........................................................               (468,814)        (618,766)
        Other assets.................................................................                 (4,335)         (11,481)
        Accounts payable.............................................................                964,420         (145,747)
        Accrued and other liabilities................................................                357,105          726,727
                                                                                              --------------      -----------
          Net cash provided by operating activities..................................              9,708,683        9,191,523
                                                                                              --------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for property and equipment ............................................             (1,092,627)        (727,614)
 Purchase of patent..................................................................               (425,000)               -
 Expenditures for product development................................................               (157,013)               -
 Purchase of marketable securities...................................................                      -       (1,259,170)
 Advances to licensee and related costs..............................................               (480,687)               -
 Proceeds from sale of marketable securities.........................................              1,477,548        1,745,310
                                                                                              --------------      -----------
          Net cash  used for investing activities....................................               (677,779)        (241,474)
                                                                                              --------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock............................................................                231,009          482,687
 Repayment of capital lease obligations..............................................             (1,133,027)      (1,112,759)
 Repurchase of common stock..........................................................            (13,066,741)      (7,913,425)
                                                                                              --------------      -----------

          Net cash used for financing activities.....................................            (13,968,759)      (8,543,497)
                                                                                              --------------      -----------

(DECREASE) INCREASE IN CASH AND EQUIVALENTS..........................................             (4,937,855)         406,552

BEGINNING CASH AND EQUIVALENTS.......................................................             10,230,215        5,498,348
                                                                                              --------------      -----------
ENDING CASH AND EQUIVALENTS..........................................................         $    5,292,360      $ 5,904,900
                                                                                              ==============      ===========

See notes to consolidated financial statements.

                                      (6)

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

2. The results of operations for the three and nine months ended November 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

3.   Supplemental cash flow information:
     Cash paid for interest for the nine months ended November 30, 1999 and 1998 was $193,000 and $202,000, respectively. Cash paid for income taxes for the nine months ended November 30, 1999 and 1998 was $5,110,000 and $5,460,000, respectively. For the nine months ended November 30, 1999 and 1998 the Company incurred capital lease obligations of $1,149,000 and $2,600,000 respectively.

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

     A reconciliation of the weighted average shares used for the basic and diluted computations for the three months ended November 30 is as follows:

                                                          1999                  1998
     Weighted average shares for basic                 16,337,491            17,767,033
     Dilutive effect of stock options                     736,128             1,129,548
                                                       ----------            ----------

     Weighted average shares for diluted               17,073,619            18,896,581
                                                       ==========            ==========


     A reconciliation of the weighted average shares used for the basic and diluted computations for the nine months ended November 30 is as follows:

                                                         1999                  1998
     Weighted average shares for basic                 16,858,246            17,997,374
     Dilutive effect of stock options                     853,536             1,361,325
                                                       ----------            ----------

     Weighted average shares for diluted               17,711,782            19,358,699
                                                       ==========            ==========


                                      (7)

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

6.   Comprehensive Income:

     Effective March 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." In addition to net income, the only item which was included in comprehensive income is unrealized gains or losses on available-for-sale securities. Comprehensive income for the three months ended November 30, 1999 and 1998 totaled approximately $2,505,000 and $2,218,000, respectively. For the nine months ended November 30, 1999 and 1998, comprehensive income totaled approximately $7,036,000 and $8,993,000, respectively.


7.   Recent Developments:

     On December 17, 1999, the Company announced that its Board of Directors had adopted a shareholder rights plan (the "Plan"). Under the Plan, each shareholder of record as of the close of business on December 31, 1999 received one right for each share of common stock held by such shareholder to purchase, upon the occurrence of certain triggering events, one one-hundredth of a share of preferred stock of the Company at a purchase price of $42.00. Until and unless the rights are triggered, the rights will be evidenced by the common stock certificates directly, and will transfer automatically with the transfer of any common stock. The initial issuance of the rights has no dilutive effect on the outstanding shares of the Company or the Company's earnings, is not taxable to the Company or to the shareholders, and does not otherwise affect the trading of the Company's shares. If the rights are not triggered or otherwise redeemed by the Board of Directors at an earlier date, the rights will expire on December 17, 2009.
                                       (8)

8.   Segment Reporting:

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

     The following table presents information about the Company's operating segments for the three months ended November 30, 1999 and 1998:

                                                          Domestic           International
                                                          Segment               Segment           Consolidated
                                                   -------------------     ----------------     -----------------
     1998
     ----
     Revenues:
             Product sales                         $        18,382,846     $      2,368,463     $     20,751,309
             License fees and
             system component revenues                               -              112,312              112,312
                                                   -------------------     ----------------     ----------------
             Total revenues                        $        18,382,846     $      2,480,775     $     20,863,621
                                                   ===================     ================     ================
     Segment net income                            $         1,839,740     $        439,256     $      2,278,996
                                                   ===================     ================     ================

     1999
     ----
     Revenues:
             Product sales                         $        19,612,045     $      1,983,871     $     21,595,916
             License fees and
             system component revenues                               -              572,360              572,360
                                                   -------------------     ----------------     ----------------
             Total revenues                        $        19,612,045     $      2,556,231     $     22,168,276
                                                   ===================     ================     ================
     Segment net income                            $         2,015,092     $        490,019     $      2,505,111
                                                   ===================     ================     ================

     The following table presents information about the Company's operating segments for the nine months ended November 30, 1999 and 1998:

                                                          Domestic           International
                                                          Segment               Segment           Consolidated
                                                   -------------------     ----------------     ----------------
     1998
     ----
     Revenues:
           Product sales                           $        55,312,288     $      6,205,756     $     61,518,044
           License fees and
           system component revenues                                 -            1,420,155            1,420,155
                                                   -------------------     ----------------     ----------------
           Total revenues                          $        55,312,288     $      7,625,911     $     62,938,199
                                                   ===================     ================     ================
     Segment net income                            $         6,873,947     $      1,690,570     $      8,564,517
                                                   ===================     ================     ================

     1999
     ----
     Revenues:
           Product sales                           $        61,259,402     $      5,708,396     $     66,967,798
           License fees and
           system component revenues                                 -            1,786,591            1,786,591
                                                   -------------------     ----------------     ----------------
           Total revenues                          $        61,259,402     $      7,494,987     $     68,754,389
                                                   ===================     ================     ================
     Segment net income                            $         6,154,411     $      1,116,617     $      7,271,028
                                                   ===================     ================     ================

                                      (9)

Management Discussion and Analysis of Results of Operations and Financial Condition

Three and nine months ended November 30, 1999 ("fiscal 2000") versus three and nine months ended November 30, 1998 ("fiscal 1999")

Results of Operations


Revenues for the three and nine months ended November 30, 1999 increased by $1,304,000 and $5,816,000, or 6% and 9%, respectively to $22,168,000 and
$68,754,000, from $20,864,000 and $62,938,000, respectively, for the same periods a year earlier. Revenues from domestic markets increased by $1,229,000 and $5,947,000, or 7% and 11%, for the three and nine months ended November 30, 1999, respectively, to $19,612,000 and $61,259,000, from $18,383,000 and
$55,312,000, respectively, for the same periods a year earlier. Revenues from product sales and licensing fees related to international licensing agreements increased by $75,000, or 3% for the three months ended November 30, 1999 to $2,556,000 from $2,481,000 for the same period last year. International revenues for the nine months ended November 30, 1999 decreased by $131,000 or 2% to $7,495,000, from $7,626,000 for the same period last year.

The increase in domestic revenues resulted primarily from an increase of 10% and 15% in the number of LoJack Units sold for the three and nine months ended November 30, 1999, respectively, as compared to the same periods a year earlier, offset partially by reduction in the average revenue earned per LoJack Unit sold as a result of standard volume variable pricing discounts, and by decreases in the penetration of sales of optional alarm products.

The increase in international revenues for the three months ended
November 30, 1999 of $75,000 resulted from an increase of $460,000, or 410% in license fees and revenues from the sale of system components, which are generally non-recurring in nature, and a decrease of $385,000, or 16%, in sales of and royalties on the international version of the LoJack Unit and related products. The decrease in international revenues for the nine months ended November 30, 1999 of $131,000 resulted from a decrease in revenues from the sale of the international version of the LoJack Unit and related products of $497,000, offset by an increase in revenues from license fees and the sale of system components of $366,000.

Cost of goods sold for the three and nine months ended November 30, 1999 increased to 47% and 46%, respectively, from 46% and 44% for the same periods a year earlier. Domestically, cost of goods sold for the three months ended November 30, 1999 and 1998 was 46% and 45%, respectively, of related revenues. For the nine months ended November 30, 1999 cost of goods sold was 45% of domestic revenues as compared with 44% for the same period a year earlier. The reason for the variance in domestic cost of goods sold was principally related to a reduction in average revenues per LoJack unit sold resulting from volume variable pricing discounts. International cost of goods sold decreased to 51% of related revenues for the three months ended November 30, 1999, from 55% for the same period a year earlier. For the nine months ended November 30, 1999, international cost of goods sold increased to 50% of related revenues from 49% for the same period a year earlier. Both period changes in cost of goods sold resulted from changes in the mix of product sales and license fee revenue.

                                      (10)

During the third quarter of fiscal 2000 the Company maintained total operating expenses at close to fiscal 1999 levels.

Systems costs and research and development increased by $180,000 and $558,000 for the three and nine months ended November 30, 1999, respectively to $484,000 and $1,479,000 from $304,000 and $921,000 for the same periods a year earlier. Systems costs increased by $147,000 and $305,000 for the three and nine months ended November 30, 1999 as compared with the same periods a year earlier primarily as of a result of increases in systems and engineering salaries and benefits and system maintenance costs. Research and development expense increased by $33,000 and $253,000 for three and nine months ended November 30, 1999, respectively, primarily as a result of the timing of certain work related to a redesign of the LoJack Unit and other research and development initiatives.

Marketing expense decreased by $267,000 for the three months ended November 30, 1999, to $4,506,000 from $4,773,000 for the same period a year earlier primarily as a result of an increase in marketing salaries of $186,000 and a decrease in media expense of $500,000. Media was more heavily weighted in the first six months this year than in previous years. Marketing expense increased by $2,207,000 for the nine months ended November 30, 1999 to $16,033,000 from $13,826,000. These increases related to increases in media expense of $829,000 and an additional increase of $1,378,000 resulting from an increase in marketing salaries and benefits, and other expenses related to market expansion, an increase in size and quality of sales force, and an increase in overall business volume.

General and administrative expense increased by $146,000 and $613,000 for the three and nine months ended November 30, 1999 and 1998, respectively to $2,265,000 and $6,957,000, from $2,119,000 and $6,344,000 for the same periods a year earlier. These increases were primarily the result of increases in administrative salaries and benefits, and other general and overhead expenses related to the increase in the domestic business and market expansion, as well as certain professional and consulting fees.

Depreciation and amortization increased by $38,000 and $105,000 for the three and nine months ended November 30, 1999, respectively, to $491,000 and $1,370,000, from $453,000 and $1,265,000 for the same periods a year earlier.

Interest income decreased by $24,000 and $15,000 for the three and nine months ended November 30, 1999, respectively, to $94,000 and $310,000, from $118,000 and $325,000 for the same periods a year earlier.

Interest expense decreased by $20,000 and $9,000 for the three and nine months ended November 30, 1999, respectively, to $67,000 and $193,000, from $87,000 and $202,000 for the same periods a year earlier, as the result of lower interest expense on capital leases of installation vehicles.

Gain on sale of fixed assets decreased by $23,000 and $95,000 for the three and nine months ended November 30, 1999, respectively, to $22,000 and $58,000, from $45,000 and $153,000 for the same periods a year earlier, due to a decrease in the number of fully depreciated installation vehicles sold during the periods in the normal course of business.

                                      (11)

Other expense of $481,000 for the nine months ended November 30, 1999 represents the write-off of $521,000 of advances to the Company's German licensee who was experiencing severe financial difficulties and costs incurred related to such advances offset partially by a $40,000 change in estimate of these related costs during the three months ended November 30, 1999. The licensee filed for bankruptcy in October 1999.

Gain on sale of marketable securities for the nine months ended
November 30, 1999 of $864,000 was the sale of the remaining portion of the Company's stock in its United Kingdom licensee. For the nine months ended November 30, 1998 the gain on marketable securities of $1,100,000 was the result of the sale of a portion of the stock mentioned above.

The provision for income taxes increased by $143,000 for the three months ended November 30, 1999, and decreased $831,000 for the nine months ended
November 30, 1999 for the same periods a year earlier as the result of the change in the Company's taxable income during the respective periods. The Company's effective tax rate remained at 39% during both periods.

As a result of the foregoing, net income increased by $226,000 for the three months ended November 30, 1999, and decreased $1,293,000 for the nine months ended November 30, 1999 for the same periods a year earlier.

Liquidity and Capital Resources

In the nine months ended November 30, 1999 cash and equivalents decreased by $4,938,000. Cash flow from operations was $9,709,000, cash flow used for investing activities was $678,000 and cash flow used for financing purposes was $13,969,000. Cash flow from operations included net income of $7,271,000, plus non-cash additions to net income of $2,792,000, less $864,000 related to the sale of marketable securities, plus $481,000 of advances to a licensee and related net costs, and increases from changes in assets and liabilities of $29,000. The increase in cash flow from changes in assets and liabilities includes an increase in accounts receivable of $2,129,000 which was primarily related to the increase in domestic revenues in third quarter fiscal 2000 versus fourth quarter fiscal 1999 and timing of certain international shipments, an increase in prepaid income taxes of $469,000, an increase in other assets of $4,000, and an increase in prepaid expenses of $6,000. These decreases in cash flow were offset partially by a decrease in inventories of $1,316,000 resulting from timing of certain international shipments and continued reduction of inventory of the Company's current product in preparation of production of the new version of LoJack Unit (LJU 3), increase in accounts payable of $964,000 due to the timing of a payment to a certain inventory supplier and increases in accrued and other liabilities of $357,000.

Cash flows used for investing activities included expenditures for property and equipment of $1,093,000 (exclusive of additions under capital leases of $1,149,000), purchase of a patent for $425,000, related product development charges of $157,000, and net expenses related to the financial difficulties of a licensee of $481,000 for the nine months ended November 30, 1999. During the nine months ended November 30, 1999, the Company sold the remaining shares of United Kingdom licensee stock and netted proceeds of $1,478,000.

                                      (12)

Cash flows used for financing activities included the repurchase of 1,657,000 shares of the Company's common stock during the nine months ended
November 30, 1999 for $13,067,000. Total cumulative common shares repurchased under the Company's stock repurchase program were 6,393,600 as of November 30, 1999. In September 1999, the Board of Directors increased the total by 1,000,000 to 7,200,000 total shares authorized under the Company's repurchase program. As of January 10, 2000 there were 806,400 remaining shares authorized for repurchase under the repurchase program.

As of November 30, 1999 the Company had working capital of $13,819,000. The Company believes that it can meet its anticipated capital and operating requirements for the remainder of fiscal 2000 using existing working capital, cash flow from operations, and if necessary, the Company's $7,500,000 line of credit, which was unused as of November 30, 1999.

The Company presently is pursuing expansion efforts in several additional domestic jurisdictions. The Company expects that, pending receipt of necessary governmental approvals, certain potential expansion markets may become operational during the last quarter of fiscal 2000. The Company plans to fund these expansions as well as other capital expenditures during fiscal 2000 using existing working capital, cash flow from operations, and/or the line of credit. The Company expects that it will spend approximately $750,000 on capital expenditures (excluding assets purchased under capital lease agreements) during the remainder of fiscal 2000.

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

The Year 2000 issue could cause some disruptions of internal operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. The Company has focused its Year 2000 review in the following areas: (1) information technology ("IT") systems such as hardware and software; (2) non-IT systems such as distribution and facility equipment containing embedded microprocessors; and (3) the readiness of third-parties

                                      (13)
such as suppliers and customers. An inventory of all IT and non-IT systems has been taken and the Company believes that the appropriate testing and remediation or replacement has been accomplished. Virtually all of the Company's critical accounting information systems have been tested for Year 2000 compliance. Many of the critical information systems were replaced with Year 2000 compliant programs in the normal course of business. The Company replaced or upgraded non-compliant IT hardware and software systems. Testing of non-IT systems and equipment indicates that many of these systems rely on time intervals rather than dates in their operation.

The Company implemented hardware and software upgrades to its law enforcement infrastructure. Although the Company cannot provide absolute assurance, these systems have been designed to prevent date field-related operation interruptions and miscalculations. The Company also worked with the government agencies in our areas of operation to attempt to ensure that the government systems that communicate with the Company's law enforcement infrastructure were tested and modified, if necessary. There can be no assurance, however, that government agencies addressed the Year 2000 issue in a timely manner. Most suppliers and customers who replied to our inquiries indicated that they expected to be Year 2000 compliant on a timely basis. There can be no assurance, however, that third parties addressed the Year 2000 issue in a timely manner. Events beyond the Company's reasonable control could adversely affect the Company's ability to deliver its products in a timely manner. These events could include failure of infrastructure systems, including power, heat and water; disruptions in distribution channels; or the inability of suppliers and customers to engage in normal business activities.

Since the century rollover on January 1, 2000, the Company has not noted any significant disruption to its operations that could have potentially occurred as described in the preceding paragraphs. Internal employees, whose salaries and wages are included in normal operating expenses, have modified many of the Company's information technology systems. Approximately $225,000 has been spent to date out of the normal course of business. Future costs have been estimated to be minimal.

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

                                      (14)

Quantitative and Qualitative Disclosures About Market Risk

The Company has limited exposure to market risk due to the nature of its financial instruments. The Company's financial instruments consist of cash and equivalents, accounts receivable, marketable securities, accounts payable, deposits, accrued liabilities, and capital lease obligations. The fair value of these financial instruments as of November 30, 1999 approximate their carrying values.

The Company's interest rate exposure is limited primarily to interest rate changes on its $7,500,000 variable rate line-of-credit facility. Any outstanding amounts under the facility are presumed to approximate market as the facility's interest rate will adjust accordingly with market rates. An immediate adverse change in market interest rates would not have had any effect on the Company's interest expense as there have been no borrowings under the facility during fiscal 2000. In addition, the Company does not have any foreign currency exposure as it does not have foreign subsidiaries and all amounts are transacted in U.S. dollars.

Currently, the Company does not enter into financial instrument transactions for trading or other speculative purposes. There have been no material changes in the market risk to which the Company is exposed since the end of the Company's preceding fiscal year.

                                      (15)

     PART II  - OTHER INFORMATION

     Item 1.  Not Applicable

     Item 2.  Not Applicable

     Item 3.  Not Applicable

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Not Applicable

     Item 6a. Exhibit 27. Financial Data Schedule

           b. The Company adopted a shareholder's rights plan. Reference is made to Form 8-K dated December 1999.

                                     (16)

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

     January 14, 2000                   /s/ C. Michael Daley
     ----------------                   --------------------
     Date                               C. Michael Daley
                                        Chief Executive Officer

     January 14, 2000                   /s/ Joseph F. Abely
     ----------------                   -------------------
     Date                               Joseph. F. Abely
                                        President and Chief
                                        Operating Officer
                                        (Principal Financial Officer)

                                     (17)