Form 10-K/A
period 1999-02-28
LOJACK CORP
filed 2000-03-13
CIK 355777

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K/A
                               (Amendment No. 1)

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

EMPLOYEES

As of May 1, 1999, the Company and its subsidiaries had a total of 470 full-time employees.

EXECUTIVE OFFICERS OF THE REGISTRANT


     Name                  Age  Title
     ----                  ---  -----
     C. Michael Daley      62   Chairman of the Board, Chief Executive Officer and Treasurer

     Joseph F. Abely       46   President and Chief Operating Officer

     William R. Duvall     47   Senior Vice President (Operations and Technical Development)

     Peter J. Conner       58   Vice President (Government Relations)

     Kevin M. Mullins      44   Vice President (Sales and Marketing)


Mr. C. Michael Daley has served as Chairman of the Board, Chief Executive Officer and Treasurer of the Company since July 1986. Mr. Daley was also President of the Company from July 1986 to January 11, 1996. Mr. Daley has been a director of the Company since 1981. Prior to July 1986, he was President and a principal of Daley Care Management Company, a company engaged in the health care business.

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

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to Item 401(b), the information required by this item concerning executive officers is set forth in Part I, Item 1 under the heading "Executive Officers of the Registrant."

                          DIRECTORS OF THE REGISTRANT

                                                               Present Principal Employer
          Name                Age                             And Prior Business Experience
          ----                ---                             -----------------------------
C. Michael Daley              62      Mr. C. Michael Daley has served as Chairman of the Board, Chief Executive
                                      Officer and Treasurer of the Company since July 1986.  Mr. Daley was also
                                      President of the Company from July 1986 to January 11, 1996.  Mr. Daley has been a director of the Company since 1981.  Prior to July 1986, he was
                                      President and a principal of Daley Care Management Company, a company engaged in the health care business.

James A. Daley                58      Mr. James A. Daley has served as a director of the Company since 1985. Mr.
                                      Daley is President and a principal of Daley Hotel Group, Inc., and several affiliated entities, all of Boston, Massachusetts, which are in the hotel and restaurant business.

Harold W. Shad, III           52      Mr. Shad has served as a director of the Company since July 1988.  From 1984 to April 1997 Mr. Shad was the owner, President and Chief Executive Officer of Mike Shad Ford, Inc. and Mike Shad Chrysler, Plymouth Jeep, Eagle, Inc.
                                      of Jacksonville, Florida.  Since April 1997, Mr. Shad has continued to serve as President of Mike Shad Ford, Inc. and Mike Shad Chrysler, Plymouth, Jeep,
                                      Eagle, Inc. of Jacksonville, Florida. Mr. Shad is a former director of the
                                      National Automobile Dealers Association, representing Florida.  Mr. Shad is also a past Chairman of the Ford Motor Company's National Dealer Counsel.

Lee T. Sprague                59      Mrs. Sprague has served as a director of the Company since 1981. Mrs.
                                      Sprague has been a private investor for more than the past eight years. Mrs.
                                      Sprague also serves on the boards of various private, educational and charitable institutions.

Robert J. Murray              57      Mr. Murray has served as a director of the Company since 1992.  Mr. Murray has been Chairman of the Board, President and Chief Executive Officer of New
                                      England Business Service, Inc. since December 13, 1995.  From January 1991 to December 1995, Mr. Murray was Executive Vice President, North Atlantic
                                      Group, of The Gillette Company.  Prior to January 1991, Mr. Murray served as
                                      Chairman of the Board of Management of Braun AG, a Gillette subsidiary headquartered in Germany. He has also held a variety of other management positions in Gillette since 1961.  Mr. Murray also serves on the Board of
                                      Directors of Fleet National Bank, Allmerica Financial Corporation and
                                      Hannaford Bros. Co.

Larry C. Renfro               45      Mr. Renfro has served as a director of the Company since 1993.  Mr. Renfro is currently the Chief Executive Officer of LCR Financial Group, Inc.  From
                                      1990 to 1997, Mr. Renfro held the office of Vice President, Financial
                                      Services and served as a member of the Operating Committee of Allmerica
                                      Financial. From 1989 to 1990, he was Executive Vice President of State
                                      Street Bank and Trust Company.  From 1988 to 1989, he was Chairman of Boston
                                      Financial Data Services, Inc., a subsidiary of State Street Bank and Trust
                                      Company.

Harvey Rosenthal              56      Mr. Rosenthal has served as a director of the Company since 1997.  Now retired, Mr. Rosenthal held the offices of President and Chief Operating
                                      Officer and was a member of the Board of Directors of Melville Corporation
                                      (now known as CVS Corporation) from 1994 to 1996.  From 1984 to 1994, Mr.
                                      Rosenthal was the President and Chief Executive Officer of the CVS Division
                                      of Melville Corporation.  Mr. Rosenthal also serves on the Board of
                                      Directors of Cosmetic Centers, Inc. and on the Board of Trustees of EQ
                                      Advisors Trust.

There are no family relationships between any nominees, directors or executive officers of the Company except that Mr. James A. Daley and Mr. C. Michael Daley are brothers.

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who own more than 10% of the outstanding Common Stock of the Company to file with the Securities and Exchange Commission ("SEC") and NASDAQ reports of ownership and changes in ownership of voting securities of the Company and to furnish copies of such reports to the Company. Based solely on review of the copies of such reports furnished to the Company and written representations from certain persons that no reports were required for those persons, the Company believes that all Section 16(a) filing requirements were satisfied in a timely fashion during the fiscal year ended February 28, 1999.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table and notes present the compensation paid by the Company to its Chief Executive Officer and the Company's four most highly compensated executive officers other than the Chief Executive Officer for each of the last three fiscal years.

                                                                                             Long-Term
                                             Annual Compensation                            Compensation
                                     -------------------------------------                  -------------
           Name and                                                                         Securities           All Other
          Principal               Fiscal                                                    Underlying          Compensation
           Position               Year (1)            Salary ($)        Bonus ($)           Options (#)(2)          ($)(3)
         ------------             --------           ------------      -----------          --------------      ------------
C. Michael Daley (Chairman,         1999               $372,404          $175,000               125,000              $10,000
Chief Executive Officer and         1998                347,499           175,000               125,000                3,799
Treasurer)                          1997                322,596           162,500               125,000                3,600


Joseph F. Abely (President          1999               $199,184           $90,000                43,000              $10,000
and Chief Operating Officer)        1998                186,153            92,500                35,000                3,799
                                    1997                176,316            90,000                30,000                3,600


William R. Duvall (Senior           1999               $141,211           $63,000                30,000              $10,000
Vice President, Operations          1998                133,115            65,000                30,000                3,503
and Technical Development)          1997                125,277            62,000                30,000                3,600


Peter J. Conner (Vice               1999               $104,463           $42,500                30,000               $8,882
President, Government               1998                 99,226            42,500                30,000                3,287
Relations)                          1997                 95,146            40,000                30,000                3,042


Kevin M. Mullins (Vice              1999               $126,492           $54,000                30,000               $2,650
President, Sales and                1998                119,077            50,500                30,000                1,040
Marketing)                          1997                118,808            40,000                 2,500                    0


-----------------
(1)      The Company's fiscal year ends on the last day of February.
(2) Options represent the right to purchase shares of Common Stock at a fixed price per share (fair market value) in accordance with vesting schedules applicable to each option. Certain options become immediately and fully exercisable upon a "Change in Control." A "Change in Control" occurs if the Company (i) ceases operations; (ii) merges or consolidates with another entity and is not the surviving entity; (iii) sells or otherwise transfers substantially all of its operating assets; or (iv) if more than fifty percent (50%) of the capital stock of the Company is transferred in a single transaction or in a series of related transactions other than a public offering of stock of the Company.
(3) Represents the Company's match of the employee's contribution to the 401(k) plan.

Option Grants in Last Fiscal Year

The following table shows all options granted to each of the named executive officers of the Company during the fiscal year ended February 28, 1999 and the potential value at stock price appreciation rates of 5% and 10% over the ten-year term of the options. The 5% and 10% rates of appreciation are used for illustration only and are not intended to forecast possible future actual appreciation, if any, in the Company's stock prices. The Company did not use an alternative present value formula permitted by the SEC because the Company is not aware of any such formula that can determine with reasonable accuracy the present value based on future unknown or volatile factors.


                                                                                                Potential Realizable Value at
                                                                                                Assumed Annual Rates of Stock
                                                                                                     Price Appreciation
                                               Individual Grants                                     for Option Term (3)
                               ----------------------------------------------------                ------------------------
                            Number of      Percent of
                            Securities     Total
                            Underlying     Options          Exercise or
                             Options       Granted to      Base Price per
                             Granted       Employees in        share        Expiration
                             (#) (1)       Fiscal Year       ($/Sh) (2)        Date                5%($)          10%($)
                             -------       -----------       ----------     ----------             -----          ------
C. Michael Daley             125,000         28.88 %         $13.00           3/19/08           $1,021,954      $2,589,832
Joseph F. Abely               40,000          9.24%           13.00           3/19/08              350,252         828,746
William R. Duvall             30,000          6.93%           13.00           3/19/08              262,689         621,560
Peter J. Conner               30,000          6.93%           13.00           3/19/08              262,689         621,560
Kevin W. Mullins              30,000          6.93%           13.00           3/19/08              262,689         621,560

--------------
(1) These Senior Management Options become exercisable in four equal installments commencing on February 28, 1999, February 29, 2000, February 28, 2001 and February 28, 2002. These options are subject to earlier vesting upon a "Change in Control" (see Summary Compensation Table Note (2)). Options may be exercised by the employee only during the term of employment and are not assignable other than by will, by the laws of descent and distribution or pursuant to a qualified domestic relations order. Upon the death of the optionee, the estate or other beneficiary may exercise the options for a period of up to twelve months, but prior to expiration.
(2) The exercise price per share is the market price of the underlying Common Stock on the date of grant.
(3) The values shown are based on the indicated assumed annual rates of appreciation, compounded annually. Actual gains realized, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the values shown in this table will be achieved.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

The following table sets forth information with respect to the named executive officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.



                                                                 Number of Securities             Value of Unexercised
                                                                Underlying Unexercised                In-the-Money
                                                                      Options at                       Options at
                                                                       FY-End (#)                     FY-END ($)(2)
                        Shares Acquired   Value Realized      -----------------------------  ----------------------------
       Name             on Exercise (#)           ($)(1)      Exercisable     Unexercisable  Exercisable    Unexercisable
       ----             ---------------   --------------      -----------     -------------  -----------    -------------
C. Michael Daley                100,000      $895,312.50          992,000           187,500    3,746,448           0
Joseph F. Abely                  10,000        60,937.50          334,000            55,000    1,375,813           0
William R. Duvall                 4,000        44,000.00          257,000            45,000      833,413           0
Peter J. Conner                       0                0          334,000            45,000    1,372,413           0
Kevin M. Mullins                      0                0           54,375            37,500            0           0

-----------------
(1) Value realized equals fair market value on the date of exercise, less the exercise price, times the number of shares acquired without deducting taxes or commissions paid by employee.
(2) Value of unexercised options equals fair market value of the shares underlying in-the-money options at February 26, 1999 ($9.00 per share), which was the last trading day of the Company's fiscal year, less exercise price, times the number of options outstanding.

Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Annual Report, in whole or in part, the following report and the stock performance graph contained elsewhere herein shall not be incorporated by reference into any such filings nor shall they be deemed to be soliciting material or deemed filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended.

                        REPORT OF COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors (the "Committee") consists of Lee T. Sprague, Robert J. Murray and Larry C. Renfro, three non-employee directors. The Committee is responsible for reviewing the Company's compensation philosophy and programs and exercises oversight with respect to the payment of annual salary, bonuses, and stock-based incentives (currently stock options) to directors and officers and also exercises authority with respect to the administration of the stock incentive plans of the Company.

Compensation Philosophy and Practice

The Committee believes that leadership and motivation of the Company's employees is critical to the continued success of the Company. In support of this philosophy, the Committee structures its compensation programs to achieve the following objectives:

         -offer compensation opportunities that attract and retain exceptionally talented individuals; motivate individuals to perform at their highest levels; reward achievements that further the business strategy of the Company.

         -link a significant portion of an executive's total compensation to the annual and long term financial performance of the Company as well as to the creation of stockholder value.

         -encourage executives to manage from the perspective of persons with ownership interests in the Company.

Each year the Committee conducts a full review of the Company's executive compensation program. In fiscal 1997, the Company retained an independent consultant to review the current executive compensation practices of the Company, to assess the competitive level of the executive compensation and to recommend objective performance measures to use in awarding bonus compensation. The Committee expects to periodically retain independent consultants in the future to further assist with developing, maintaining and structuring the Company's executive compensation programs.

Based upon the findings of the independent consultant and its own deliberations, the Committee believes that the Company's executive compensation practices provide an overall level of compensation that is competitive with the level of compensation of companies of similar size, complexity, revenues and growth potential, and that its executive compensation practices also recognize the caliber, level of experience and performance of the Company's management.

The Committee recently reviewed the performance standards by which it determines annual bonus awards. These performance standards are based on a combination of Company results and individual achievements, except for C. Michael Daley whose award is determined completely by reference to corporate results. In reviewing the performance of executive officers whose compensation is detailed in this proxy statement (other than Mr. Daley), the Committee also takes into account the views of Mr. Daley, the Company's Chief Executive Officer. The Committee determines and recommends to the Board the compensation of the Chief Executive Officer without his participation.

Executive Officer Compensation Program

Base Salary. Base salary compensation is generally set within the ranges of salaries of executive officers with comparable qualifications, experience and responsibilities at other companies of similar size, complexity, revenues and growth potential taking into account the caliber and level of experience of management. In addition, consideration is given to other factors, including an officer's contribution to the Company as a whole. Over the past three years, increases in base salary (other than for Mr. Daley) have generally been modest.

Annual Bonus Compensation. The Company's executive officers are eligible for an annual cash bonus. Early in the fiscal year, the Committee establishes individual and Company performance standards. Executive officers are assigned target bonus levels. In fiscal 1999, the corporate performance standards were based on growth in revenues, growth in pre-tax earnings and market penetration. The Committee also considered individual achievements in areas such as departmental performance and leadership of special projects. Over the past five fiscal years, the Committee has awarded cash bonuses to its executive officers.

The awards for each year are generally declared and paid during the first quarter of the following fiscal year and are paid during that fiscal year. The Committee recommended, and the Board approved, allocating $249,150 for bonus compensation to the executive management group (other than to Mr. Daley) for fiscal 1999, which has been allocated and was paid in the first quarter of fiscal 2000. The Committee has allocated more for bonuses in fiscal 1999 than in fiscal 1998 because the Company has had an excellent year in which, among other things, it had record sales growth and operating profits, expanded the use of the Company's technology into new jurisdictions, and reduced the manufactured and installed cost of the Company's products.

Management Stock Ownership. Under the Stock Incentive Plan, stock options may be granted to the executive officers, officers and other key employees of the Company. The Committee believes that it is important for the Company's executive officers to hold significant levels of stock ownership in order to align the interests and objectives of the executive officers with those of the Company's other stockholders. Furthermore, the Committee believes stock option grants pursuant to the Stock Incentive Plan provide incentives for improving the long-term performance of the Company and help retain superior talent in the Company's senior management. The Committee awards stock options and determines the size of stock option awards based on similar factors as are used to determine the base salaries and annual bonus amounts, including comparative compensation data.

On May 12, 1999, the Committee granted 90,000 Senior Management Options to purchase Common Stock at $7.875 per share, as follows: Joseph F. Abely, 30,000, William R. Duvall, Peter J. Conner and Kevin M. Mullins, 20,000 each. The Committee considers these option grants reflective of the excellent performance of senior management during fiscal 1999 as measured by the corporate and individual performance standards and consistent with the intent and purposes of the Company's compensation philosophy. The Chief Executive Officer was also granted Senior Management Options, as discussed below.

Chief Executive Officer Compensation

In determining the compensation of the Company's Chairman and Chief Executive Officer, C. Michael Daley, the Committee considered the demonstrated leadership he brings to the Company and the excellent performance of the Company during the past fiscal year as measured against the Company performance standards established by the Committee. In light of these factors, Mr. Daley's salary was also increased to $395,000, effective April 1, 1998. Based on the Company's achievements in fiscal 1999 as measured by its growth in revenues, growth in net earnings and market penetration, the Board approved, based on the Committee's recommendation, a bonus of $175,000 to be paid in the first quarter of fiscal 2000 and the Committee granted Mr. Daley a Senior Management Option to purchase 100,000 shares of the Company's Common Stock on the same terms as the grants of Senior Management Options to other executive officers.

                                                    The Compensation Committee

                                                    Lee T. Sprague
                                                    Robert J. Murray
                                                    Larry C. Renfro

Stock Performance Graph

The following line graph compares the yearly percentage change in the cumulative stockholder return on the Company's Common Stock to the NASDAQ Market Index and a company-selected peer group index, consisting of Audiovox Corp., over a five-year period beginning February 28, 1994 and ending February 28, 1999. The peer group index was formed on a weighted average basis based on market capitalizations. Cumulative total return is measured assuming an initial investment of $100 and reinvestment of dividends.

                                               [GRAPH APPEARS HERE]

                                       ASSUMES $100 INVESTED ON MAR. 1, 1994
                                           ASSUMES DIVIDEND REINVESTED
                                         FISCAL YEAR ENDING FEB. 28, 1999

                                                                Fiscal Year Ending
                                   --------------------------------------------------------------------------
      Company/Index/Market         2/28/1994    2/28/1995    2/29/1996    2/28/1997    2/27/1998    2/26/1999
      --------------------
Lo-Jack Corp                        100.00       100.00       142.37       138.98       165.25       122.03
Customer Selected Stock List        100.00       46.34        34.15        43.50        45.13        43.50
NASDAQ Market Index                 100.00       98.47        131.83       158.24       215.21       278.09

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      PRINCIPAL AND MANAGEMENT STOCKHOLDERS

The following table sets forth certain information as of May 24, 1999 with respect to the voting securities of the Company owned by (1) any person (including any "group" as that term is defined in section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of a class of voting securities of the Company, (2) each director or nominee for director of the Company, (3) each of the executive officers named in the Summary Compensation Table in this Annual Report, and (4) all directors, nominees for director and executive officers of the Company as a group. In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any voting securities of the Company if he or she has or shares voting power or investment power with respect to such securities or has the right to acquire beneficial ownership thereof at any time within 60 days of May 24, 1999. As used herein "voting power" is the power to vote or direct the voting of shares, and "investment power" is the power to dispose of or direct the disposition of shares. Except as indicated in the notes following the table below, each person named has sole voting and investment power with respect to the shares listed as being beneficially owned by such person.

                                                       Number of
Name of                                                  Shares                       Percentage of
Beneficial Owner                                     and Nature of                    Common Stock
                                                  Beneficial Ownership
Capital Guardian Trust Company                       1,911,700 (1)                       11.28%
11100 Santa Monica Boulevard
Los Angeles, CA  90025-3384
Capital Research and Management                      1,347,000 (2)                        7.95%
Company
Smallcap World Fund, Inc.
333 South Hope Street
Los Angeles, CA  90071
Leon G. Cooperman                                    1,182,400 (3)                        6.98%
c/o Omega Advisors, Inc.
88 Pine Street
Wall Street Plaza - 31st Floor
New York, NY  10005
C. Michael Daley                                     1,345,681 (4)                        7.50%
James A. Daley                                          32,000 (5)                          *
Lee T. Sprague                                         253,134 (6)                          *
Harold W. Shad, III                                    113,742 (7)                          *
Robert J. Murray                                        62,500 (8)                          *
Larry C. Renfro                                         32,000 (9)                          *
Joseph F. Abely                                        379,200 (10)                       2.19%
Kevin M. Mullins                                        54,375 (11)                         *
William R. Duvall                                      257,000 (12)                       1.49%
Peter J. Conner                                        334,000 (13)                       1.93%
Harvey Rosenthal                                         9,500 (14)                         *
All executive officers and directors as              2,873,132 (15)                      15.06%
a group (11 persons)
-----------------

* Less than one percent (1%) of the outstanding Common Stock.

(1) According to a report filed with the SEC on Amendment No. 2 to Schedule 13G, dated February 8, 1999, Capital Guardian Trust Company exercised sole investment power with respect to 1,911,700 shares and sole voting power with respect to 1,548,700 shares. Capital Guardian Trust Company disclaims beneficial ownership as to 1,911,700 shares.

(2) According to a report filed with the SEC on Amendment No. 1 to Schedule 13G, dated February 8, 1999, jointly by Capital Research and Management Company and Smallcap World Fund, Inc., Capital Research and Management Company exercised sole investment power with respect to 1,347,000 shares, and Smallcap World Fund, Inc. exercised sole voting power with respect to 1,347,000 shares. Capital Research and Management Company disclaims beneficial ownership as to 1,347,000 shares.

(3) According to a report filed with the SEC on Amendment No. 2 to Schedule 13G, dated January 28, 1999, Leon G. Cooperman is the managing member of Omega Associates, L.L.C. (which is the sole general partner of Omega Capital Partners, L.P., Omega Institutional Partners, L.P., and Omega Capital Investors, L.P.), the President and majority stockholder of Omega Advisors, Inc., investment manager to Omega Overseas Partners, Ltd. and investment advisor to a limited number of institutional clients. Mr. Cooperman exercises sole voting and sole investment power with respect to 952,200 shares and shared voting and investment power with respect to 230,200 shares.

(4) Includes (i) 23,809 shares held jointly with spouse, (ii) 5,167 shares held by spouse as to which beneficial ownership is disclaimed, (iii) 5,800 shares held as custodian under the Massachusetts Uniform Transfer to Minors Act as to which beneficial ownership is disclaimed and (iv) 992,000 shares issuable upon exercise of certain options which options are currently exercisable or become exercisable within 60 days of May 24, 1999 ("Currently Exercisable Options").

(5) Includes 32,000 shares issuable upon exercise of Currently Exercisable Options.

(6) Includes 5,000 shares held by spouse as to which beneficial ownership is disclaimed and 32,000 shares issuable upon exercise of Currently Exercisable Options.

(7) Includes (i) 12,565 shares held by spouse as to which beneficial ownership is disclaimed, (ii) 8,612 shares held by controlled corporations, (iii) 9,000 shares held by a retirement account, and (iv) 32,000 shares issuable upon exercise of Currently Exercisable Options.

(8) Includes 30,500 shares held jointly with spouse and 32,000 shares issuable upon exercise of Currently Exercisable Options.

(9) Included 32,000 shares issuable upon exercise of Currently Exercisable Options.

(10) Includes (i) 200 shares held by spouse as to which beneficial ownership is disclaimed, (ii) 1,000 shares held jointly with spouse, and (iii) 334,000 shares issuable upon exercise of Currently Exercisable Options.

(11)     Includes 54,375 shares subject to Currently Exercisable Options.

(12) Includes 257,000 shares issuable upon exercise of Currently Exercisable Options.

(13) Includes 334,000 shares issuable upon exercise of Currently Exercisable Options.

(14) Includes 7,500 shares issuable upon exercise of Currently Exercisable Options.

(15)     Includes   2,138,875   shares   issuable  upon  exercise  of  Currently
         Exercisable Options. See footnotes (4) through (14).

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

---------------------------
* Indicates an exhibit which was previously filed with the original Annual Report of the Company on Form 10-K filed on May 28, 1999.
++  Indicates an exhibit which constitutes an executive compensation plan.

  (b)     Reports on Form 8-K:
No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Dedham, Commonwealth of Massachusetts, on the 13th day of March 2000.

                               LOJACK CORPORATION
                               (Registrant)


                               BY: /s/ Joseph F. Abely
                                  -------------------------------
                                  Joseph F. Abely
                                  President and
                                  Chief Operating Officer

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