Form 10-K
period 2000-02-29
LOJACK CORP
filed 2000-05-26
CIK 355777

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended February 29, 2000
or
[_] Transition Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
for the transition period from              to
                               ------------

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

Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

The aggregate market value of the Common Stock of the registrant held by non-affiliates was approximately $94,103,642 as of May 22, 2000.

As of May 22, 2000, there were issued and outstanding 16,080,981 shares of the registrant's Common Stock, $.01 par value.

--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended February 29, 2000 (Items 5, 6, 7, 7(a), 8 and 14(a)(1))

(2) Portions of the definitive Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on July 19, 2000 (Items 10, 11, and 12)

                              LOJACK CORPORATION

Securities and Exchange Commission
Item Number and Description                                                 Page
---------------------------                                                 ----
                                    PART I

ITEM  1.   Business........................................................   1

ITEM  2.   Properties......................................................   6

ITEM  3.   Legal Proceedings...............................................   7

ITEM  4.   Submission of Matters to a Vote of Security
           Holders.........................................................   7

                                    PART II

ITEM  5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters.............................................   7

ITEM  6.   Selected Financial Data.........................................   7

ITEM  7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   7

ITEM 7(a). Quantitative and Qualitative Disclosures about Market Risk......   7

ITEM 8.    Financial Statements and Supplementary Data.....................   7

ITEM 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure........................................   7

                                   PART III

ITEM 10.   Directors and Executive Officers of the Registrant..............   8

ITEM 11.   Executive Compensation..........................................   8

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management..   8

ITEM 13.   Certain Relationships and Related Transactions..................   8

                                    PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K........................................................   8

SIGNATURES.................................................................  12
INDEX TO AUDITORS' REPORT AND FINANCIAL STATEMENT SCHEDULE.................  13

In as much as the calculation of shares of the registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the registrant's best good faith estimate for purposes of this annual report on Form 10-K, and the registrant disclaims that such figure is binding for any other purpose. The aggregate market value of Common Stock indicated is based upon the last traded price of the Common Stock as reported by NASDAQ on May 22, 2000. All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 10% of registrant's Common Stock, as disclosed herein, were considered for purposes of this disclosure to be held by affiliates.

                                    PART I
ITEM 1 - BUSINESS

GENERAL

LoJack Corporation ("LoJack" or the "Company") was organized as a Massachusetts corporation in 1978. Its telephone number is (781) 326-4700.

LoJack developed and markets the LoJack System, a unique, patented system designed to assist law enforcement personnel in locating, tracking and recovering stolen vehicles. In addition, LoJack developed and markets CarSearch, a product line of its patented LoJack System designated for use in international markets where it may not be practicable or desirable to implement the fully integrated LoJack System.

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

The LoJack System has been implemented in all or a portion of each of the following domestic jurisdictions pursuant to agreements with applicable law enforcement agencies:

          Jurisdiction                                 Date Operational
          ------------                                 ----------------
          Massachusetts                                  July 1986
          Rhode Island                                   June 1994
          Connecticut                                    April 1995
          New York                                       June 1994
          New Jersey                                     March 1990
          Pennsylvania                                   March 1997
          Delaware                                       March 1998
          Maryland                                       February 1997
          Virginia                                       August 1993
          District of Columbia                           September 1994
          Georgia                                        August 1992
          Florida:
            Dade, Broward,
            Palm Beach and surrounding areas;            December 1988
            Indian River, St. Lucie and Martin
                  Counties, and surrounding areas;
            Tampa, St. Petersburg and
            surrounding areas in West Florida; and       July 1994
                  Orlando and surrounding areas          April 1996
                  Ft Myers;                              April 1999
                  Jacksonville                           August 1999

          Michigan                                       April 1990
          Illinois                                       November 1990
          Texas:
            Dallas                                       May 1997
            Houston                                      April 1998
            San Antonio and Austin                       May 2000
          California:
            Los Angeles County                           July 1990
            San Diego and Orange County                  June 1995
            San Bernadino, and Riverside                 March 1997
            Ventura County                               April 1998
            San Francisco and San Jose Counties          March 2000
          Arizona                                        July 1998
          New Hampshire                                  June 1998

The Company is presently pursuing negotiations with several law enforcement agencies in the United States regarding the implementation of the LoJack System in jurisdictions in addition to those mentioned above. The Company's strategy is to expand the LoJack System to those jurisdictions where the combination of new vehicle sales, population density, and the incidence of vehicle theft is high. Improvements to the Company's technology and interface with law enforcement systems have made expansion economically feasible for the Company. Accordingly, over the next two years the Company plans to expand to certain jurisdictions which are contiguous to existing LoJack coverage areas as well as to markets that have increased incidence of car theft.

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

Sector Activation System. The Sector Activation System ("SAS") is that part of the LoJack System that contains the Sector Activation Computer ("SAC"), the Sector Activation Transmitters ("SATs"), and the communication network that connects them.

The SAC contains the LoJack subscriber database, an up-to-date file with information on each vehicle equipped with a LoJack Unit. For each vehicle equipped, the file contains the vehicle identification number ("VIN") assigned by the vehicle's manufacturer, and the activation, deactivation, and reply codes for the LoJack Unit installed in that vehicle. The SAC also controls the SAT network, causing activation, speed-up, and deactivation commands to be broadcast at appropriate times during the stolen vehicle activation and recovery sequence.

The SAS was designed to function with existing law enforcement computer and telecommunication systems and procedures. Routine and normal processing of a stolen vehicle report activates the SAS, even if the person reporting the theft and the officer responding are unfamiliar with the LoJack System.

When the VIN of a stolen vehicle is entered into the existing police computer system, it is compared automatically to those contained in the SAC database. When a match occurs, the SAC causes the SAT network to broadcast the appropriate activation command. Police officers who receive the corresponding reply code call dispatch and receive a description of the transmitting vehicle. After recovery, the officer reports to dispatch, which enters the vehicle as recovered. The routine entry into the police computer causes the SAS to transmit a deactivate command, which returns the LoJack unit to its original state.

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

The Company may make direct investments in the operations of foreign licensees in the future. The Company generally does not recognize revenues during the period immediately after entering into an agreement with a licensee. Recognition of revenues does not generally commence until after the licensee receives any required governmental approvals, such as frequency allocation for the CarSearch or LoJack System. The governmental approval process may be time-consuming.

As of February 29, 2000, the Company had licensees operating stolen vehicle recovery systems using LoJack's technology in the following countries:
Argentina, Brazil, Colombia, Ecuador, Greece, Hong Kong, Kenya, Korea, Mexico, Nigeria, Panama, Poland, Russia, South Africa, Trinidad and Tobago, United Kingdom, and Venezuela. The Company also has entered into agreements to license the use of LoJack's technology in other countries. However the date for commencement of operations in these countries has not been set, as their ability to operate may be subject to the licensees obtaining adequate financing as well as certain governmental approvals which may be time consuming or may not be obtained. The Company is also pursuing similar agreements for other countries.

Approximately 11% of the Company's revenues in fiscal 2000 were derived from exports. These revenues were comprised of product sales and licensing revenues from unaffiliated customers in foreign countries. Approximately 95% of the Company's foreign product sales are covered by letters of credit, are insured through EXIM Bank, or require payment in advance from the licensee. (See Note 8 to the Notes to Financial Statements which are included in LoJack's 2000 Annual Report which is filed as Exhibit 13 hereto.)

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

If LoJack were to seek to charge more than nominal prices for the Law Enforcement Components, governmental appropriation of funds would be required. Most government agencies have established, by policy, statute or regulation, a process requiring competitive bidding for all acquisitions of products and equipment. This process may cause delay and expense to the Company. To date, the Company has not sought to charge law enforcement agencies more than nominal prices for the Law Enforcement Components, and does not expect to do so in the near future.

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

PATENTS AND TRADEMARKS

LoJack holds United States Patents Nos. 4,818,998 and 4,908,629, which expire in 2006 and 2007, respectively, covering the LoJack System. The Company also holds patents in various countries in Europe, Asia, South America, and North America. Patent protection has also been sought by LoJack in several other countries. Although management believes the patents have value, there can be no assurance such patents will effectively deter others from manufacturing and marketing a stolen vehicle recovery system. LoJack's name and logo are registered trademarks in the United States and many foreign countries.

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

RESEARCH AND DEVELOPMENT

During fiscal years 2000, 1999, and 1998 the approximate amounts spent by LoJack on company-sponsored research and development activities were $678,000, $201,000, and $244,000, respectively.

EMPLOYEES

As of May 1, 2000, the Company and its subsidiaries had a total of 510 full-time employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

There is incorporated herein by reference the information concerning C. Michael Daley, who is Chairman of the Board, Chief Executive Officer and Treasurer of the Company, from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 19, 2000, under the headings "Proposal No. 1 - Election of Directors" and "Board of Directors." Information concerning the Company's other executive officers is set forth below.

     Name                 Age  Title
     ----                 ---  -----

     Joseph F. Abely       47  President and Chief Operating Officer

     William R. Duvall     48  Senior Vice President (Operations and Technical
                               Development)

     Peter J. Conner       59  Vice President (Government Relations)

     Kevin M. Mullins      45  Vice President (Sales and Marketing)


Mr. Abely joined LoJack in October 1988 as Senior Vice President and Chief Financial Officer. He was named President and Chief Operating Officer in January 1996. From 1976 until October 1988, Mr. Abely was employed by the accounting firm of Deloitte Haskins & Sells, where he served as a partner from 1985.
Mr. Abely is a Certified Public Accountant.

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


ITEM 2 - PROPERTIES

The Company's executive offices are located at 333 Elm Street, Dedham, Massachusetts, under a lease for such space expiring in May 2001. In addition, the Company leases various facilities in Arizona, Massachusetts, New Jersey, Pennsylvania, Michigan, California, Illinois, Georgia, Virginia, Florida and Texas under operating leases whose terms expire from 2000 to 2004. The leases contain renewal options ranging from two to five years. Because the Company's operations do not require any special facilities, the Company does not anticipate any difficulty in finding space adequate for its purposes at reasonable rates, should the need arise. The Company believes that its facilities are adequate for its operations.

ITEM 3 - LEGAL PROCEEDINGS

There was no material litigation during fiscal 2000.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section entitled "Market for Registrant's Common Equity and Related Stockholder Matters" on page 1 of the Company's 2000 Annual Report, which is filed herewith as Exhibit 13.


ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the section entitled "Selected Financial Data" on page 4 of the Company's 2000 Annual Report, which is filed herewith as Exhibit 13.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," pages 5 through 8 of the Company's 2000 Annual Report, which is filed herewith as Exhibit 13.

ITEM 7(a) - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," on page 8 of the Company's 2000 Annual Report, which is filed herewith as Exhibit 13.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the consolidated financial statements of the Company (including the notes thereto) and the independent auditors' report thereon appearing on pages 9 through 20 of the Company's 2000 Annual Report, which is filed herewith as Exhibit 13.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to
Item 401(b), the information required by this item concerning executive officers, including certain information incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement concerning
C. Michael Daley, who is also Chairman of the Board, Chief Executive Officer and Treasurer of the Company, is set forth in Part I, Item 1 under the heading "Executive Officers of the Registrant" and information concerning Directors, including Mr. Daley, is incorporated by reference to the sections entitled "Proposal No. 1 - Election of Directors" and "Board of Directors" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held July 19, 2000.

There is incorporated herein by reference to the discussion under "Principal and Management Stockholders - Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held July 19, 2000 the information with respect to any delinquent filings of reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.


ITEM 11 - EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 19, 2000 under the heading "Executive Compensation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 19, 2000 under the heading "Principal and Management Stockholders."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are incorporated by reference and attached as exhibit 13:

          (1)  CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------

               The following financial statements of the Company and the report of the independent auditors are incorporated by reference to the Company's 2000 Annual Report:

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

3A.    Restated Articles of Organization (incorporated by reference to
       Exhibit 3A filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (the "1994 Form 10-K"))
3B. Amended By-Laws (incorporated by reference to exhibit 3B filed with the Company's Annual Report on Form 10-K for the fiscal year ended
       February 29, 1992 (the "1992 Form 10-K"))
4A.    Specimen Share Certificate (incorporated by reference to exhibit 4A to
       File No. 2-74238-B)
4A1.   Amended Specimen Share Certificate (incorporated by reference to exhibit
       4B to File No. 2-98609)
10A. Supply Agreement with Motorola (incorporated by reference to exhibit 10J to the Company's Annual Report on Form 10-K for the fiscal year ended
       February 28, 1986 (the "1986 Form 10-K"))
10B. Agreement with the City of Los Angeles dated March 9, 1989 (incorporated by reference to exhibit 10K to File No. 33-27457)
10C. Contract between the State of Michigan and LoJack Corporation dated as of April 24, 1989 (incorporated by reference to exhibit 10O filed with the Company's Annual Report on Form 10-K for the fiscal year ended
       February 28, 1990 (the "1990 Form 10-K")
10D. Agreement between LoJack Corporation and the Illinois State Police dated as of August 23, 1990 (incorporated by reference to exhibit 10P to the 1990 Form 10-K)
10E.++ 1985 Non-Qualified Stock Option Plan, as amended (incorporated by reference to exhibit 10F to the 1992 Form 10-K)
10F.++ Directors' Compensation Plan (incorporated by reference to exhibit 10G to the 1992 Form 10-K)
10G.++ LoJack Corporation Restated and Amended Stock Incentive Plan
       (incorporated by reference to Exhibit 10H to the 1994 Form 10-K)
10H.++ Amendment Number One to Restated and Amended Stock Incentive Plan
       (incorporated by reference to Exhibit 10ss filed with the Company's
       Annual Report on Form 10-K for the fiscal year ended February 29, 1996
       (the "1996 Form 10-K")
10I.++ Amendment Number Two to Restated and Amended Stock Incentive Plan
10J. Form of Agreement with respect to options granted to certain officers and employees (incorporated by reference to exhibit 10H to File No. 33-27457)
10K. Lease Agreement LoJack Sector Activation System dated February 23, 1988 between Recovery Systems, Inc. and the Florida Department of Motor
       Vehicles (incorporated by reference to exhibit 10K to the 1992 Form 10-K)
10L.   Accepted Proposal by LoJack Corporation to the Massachusetts
       Department of Public Safety (incorporated by reference to exhibit 10F to File No. 2-74238-B)
10M.   Lease Agreement between Auto Recovery Systems, Inc. and the State of
       New Jersey dated July 31, 1989 (incorporated by reference to exhibit 10M to 1992 Form 10-K)
10N.   Loan Agreement dated December 10, 1993 among The First National Bank of
       Boston and LoJack Corporation, LoJack Midwest Corporation, LoJack of
       New Jersey Corporation, Recovery Systems, Inc. and CarSearch Corporation
       (incorporated by reference to Exhibit 10N to the 1994 Form 10-K)

10O.   Lease Agreement Number VA-901212-LOJ between LoJack Corporation and the
       Commonwealth of Virginia dated September 17, 1991 (incorporated by reference to exhibit 10W to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (the "1993 Form 10-K"))
10P.   Lease Agreement between LoJack Corporation and the State of Georgia
       Department of Public Safety dated June 6, 1991 (incorporated by reference to exhibit 10X to the 1993 Form 10-K)
10Q.++ Form of Senior Management Option (incorporated by reference to exhibit
       10Z to 1993 Form 10-K)
10R. License, Trademark and Supply Agreement dated July 16, 1992, by and between Carsearch Corporation, a subsidiary of LoJack Corporation, and Secar, Ltd. Kutuzovovn, Bratislava, Czechoslovakia (incorporated by reference to exhibit 10aa to the 1993 Form 10-K)
10S. Patent License and Ancillary Know-How Agreement dated December 30, 1991, and Second Amendment (relating to the Patent, License and Know-How
       Agreement of December 30, 1991), dated January 29, 1993, (the Second
       Amendment incorporates by reference the First Amendment to the Patent, License and Know-How Agreement dated April 27, 1992 which is superseded), each by and between LoJack Corporation and Stolen Vehicle Recovery
       Systems Limited, Aylesbury, Buckingham, UK (incorporated by reference to exhibit 10bb to the 1993 Form 10-K)
10T.   Agreement dated January 21, 1994 between the New York Division of State
       Police and LoJack Corporation (incorporated by reference to Exhibit 10aa to the 1994 Form 10-K)
10U.   Memorandum of Understanding dated July 29, 1993 with the District of
       Columbia Metropolitan Police Department (incorporated by reference to
       Exhibit 10cc filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (the "1995 Form 10-K")
10V.   Memorandum of Understanding dated February 28, 1994 with Rhode Island
       State Police (incorporated by reference to Exhibit 10dd to the 1995
       Form 10-K)
10W. Contract dated July 15, 1993 with the State of Connecticut (incorporated by reference to Exhibit 10ee to the 1995 Form 10-K)
10X.   License, Trademark, and Supply Agreement dated October 13, 1994 between
       LoJack International Corporation and Tracker Vehicle Location Systems
       (PTY) Ltd., Cape Town, South Africa (incorporated by reference to
       Exhibit 10nn to the 1995 Form 10-K)
10Y. Patent License and Ancillary Know-How Agreement dated November 30, 1994 between LoJack International Corporation and LoJack Italia, Bologna,
       Italy (incorporated by reference to Exhibit 10pp to the 1995 Form 10-K)
10Z.   License and Supply Agreement dated April 25, 1995 between LoJack
       International Corporation and United States Consolidated Technologies
       Corporation (incorporated by reference to Exhibit 10qq to the 1995
       Form 10-K)
10aa.  Second Amendment to Loan Agreement dated as of February 20, 1996 among
       The First National Bank of Boston and LoJack Corporation, LoJack
       International Corporation, LoJack of New Jersey Corporation, Recovery
       Systems, Inc. and LoJack Holdings Corporation (incorporated by reference to Exhibit 10tt to the 1996 Form 10-K)
10bb.  Trademark and Supply Agreement dated August 15, 1995 between LoJack
       International and CarTrack Kenya Limited, Nairobi, Kenya (incorporated by reference to Exhibit 10yy to the 1996 Form 10-K)
10cc.  Third Amendment to Loan Agreement dated as of October 31, 1996 among The
       First National Bank of Boston and LoJack Corporation, LoJack
       International Corporation, LoJack of New Jersey Corporation, Recovery
       Systems, Inc. , LoJack Holdings Corporation and LoJack Venture
       Corporation (incorporated by reference to Exhibit 10jj to the Company's
       Annual Report on Form 10-K for the fiscal year ended February 28, 1997
       (the "1997 Form 10-K"))
10dd.  Fourth Amendment to Loan Agreement dated as of February 28, 1997 among
       The First National Bank of Boston and LoJack Corporation, LoJack
       International Corporation, LoJack of New Jersey Corporation, Recovery
       Systems, Inc., LoJack Holdings Corporation, and LoJack Venture
       Corporation (incorporated by reference to Exhibit 10ll to the 1997
       Form 10-K)
10ee.  License, Trademark and Supply Agreement dated September 10, 1996 between
       LoJack International and S1 Corporation, Seoul, Korea (incorporated by reference to Exhibit 10nn to the 1997 Form 10-K)
10ff.  Agreement dated September 1, 1996 between LoJack Corporation and the
       Texas Department of Public Safety (incorporated by reference to
       Exhibit 10oo to the 1997 Form 10-K)
10gg. Agreement between Commonwealth of Pennsylvania, Pennsylvania State Police and LoJack Corporation dated May 14, 1996 (incorporated by reference to
       Exhibit 10pp to the 1997 Form 10-K)
10hh.  Agreement between the Maryland Department  of State Police and LoJack
       Corporation dated November 8, 1996 (incorporated by reference to Exhibit
       10qq to the 1997 Form 10-K)
10ii.  Fifth Amendment to Loan Agreement dated February 28, 1998 among
       BankBoston N. A. and LoJack Corporation, LoJack International
       Corporation, LoJack New Jersey Corporation, Recovery Systems Inc., LoJack
       Holdings Corporation, LoJack Venture Corporation, LoJack of Pennsylvania
       Corporation, and LoJack FSC, Ltd. (incorporated by reference to Exhibit
       10uu to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 (the "1998 Form 10-K"))
10jj.  Sixth Amendment to Loan Agreement dated May 26, 1999 among BankBoston N.
       A. and LoJack Corporation, LoJack International Corporation, LoJack New
       Jersey Corporation, Recovery Systems Inc., LoJack Holdings Corporation,
       LoJack Venture Corporation, LoJack of Pennsylvania Corporation, LoJack
       Arizona LLC, LoJack Recovery Systems Business Trust and LoJack FSC, Ltd.
       (incorporated by reference to Exhibit 10ww to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 (the "1999 Form
       10-K"))


10kk.  Fifth Amended and Restated Revolving Credit and Term Note payable to the order of BankBoston N.A. dated as of May 26, 1999 in the amount of
       $7,500,000 made by LoJack Corporation, LoJack International Corporation,
       LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdings
       Corporation, LoJack Venture Corporation, and LoJack of Pennsylvania
       Corporation, LoJack of Arizona LLC, LoJack Recovery Systems Business
       Trust and LoJack FSC, Ltd. (incorporated by reference to Exhibit 10xx to the 1999 Form 10-K)
13.*   2000 Annual Report to Stockholders
21.*   Subsidiaries of the Registrant
23.*   Consent of Deloitte & Touche LLP
27.*   Financial Data Schedule
99.*   "Safe Harbor" Statement under Private Securities Litigation Reform Act of
       1995

--------------------
 *  Indicates an exhibit which is filed herewith.
++  Indicates an exhibit which constitutes an executive compensation plan.


      (b) REPORTS ON FORM 8-K:

      No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Dedham, Commonwealth of Massachusetts, on the 26th day of May 2000.

                               LOJACK CORPORATION
                               (Registrant)


                               BY: /s/ C. Michael Daley
                                   -----------------------
                                   C. Michael Daley
                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the date indicated.

Signature               Capacity                                    Date
---------               --------                                    ----
/s/ C. Michael Daley    Director, Chairman, Chief                   May 26, 2000
--------------------    Executive Officer, and Treasurer
C. Michael Daley        (Principal Executive Officer)


/s/ Robert J. Murray    Director                                    May 26, 2000
--------------------
Robert J. Murray


/s/ James A. Daley      Director                                    May 26, 2000
------------------
James A. Daley


/s/ Lee T. Sprague      Director                                    May 26, 2000
------------------
Lee T. Sprague


/s/ Larry C. Renfro     Director                                    May 26, 2000
----------------------
Larry C. Renfro


/s/ Harvey Rosenthal    Director                                    May 26, 2000
----------------------
Harvey Rosenthal


/s/ Joseph F. Abely     President and Chief Operating               May 26, 2000
----------------------  Officer (Principal Financial
Joseph F. Abely         and Accounting Officer)


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


Independent Auditors' Report Relating to the Financial Statement Schedule..  F-1

Schedule II - Valuation and Qualifying Accounts............................  F-2

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of LoJack Corporation:

We have audited the consolidated financial statements of LoJack Corporation and subsidiaries as of February 29, 2000 and February 28, 1999, and for each of the three years in the period ended February 29, 2000, and have issued our report thereon dated April 20, 2000. Such consolidated financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of LoJack Corporation, listed in Item 14(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Boston, Massachusetts
April 20, 2000

                                                                     SCHEDULE II
                      LOJACK CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                        YEARS ENDED FEBRUARY 29, 2000
                        AND FEBRUARY 28, 1999 AND 1998
--------------------------------------------------------------------------------

                                          COLUMN C
                             COLUMN B    ADDITIONS                     COLUMN E
                            BALANCE AT   CHARGED TO                    BALANCE
COLUMN A                    BEGINNING    COSTS AND    COLUMN D          AT END
DESCRIPTION                 OF PERIOD     EXPENSES   DEDUCTIONS       OF PERIOD
-----------                 ---------     --------   ----------       ---------
ALLOWANCE FOR DOUBTFUL
   ACCOUNTS:
     For the year ended:
       February 29, 2000    $526,537     $212,290    $(108,445) (1)   $630,382
                            ========     ========    =========        ========

       February 28, 1999    $579,187     $ 99,103    $(151,753) (1)   $526,537
                            ========     ========    =========        ========

       February 28, 1998    $553,442     $217,139    $(191,394) (1)   $579,187
                            ========     ========    =========        ========


WARRANTY RESERVE:
     For the year ended:
       February 29, 2000    $476,966     $168,476    $(161,178)       $484,264
                            ========     ========    =========        ========

       February 28, 1999    $482,731     $185,584    $(191,349)       $476,966
                            ========     ========    =========        ========

       February 28, 1998    $388,679     $358,447    $(264,395)       $482,731
                            ========     ========    =========        ========

(1) Net accounts written off