Form 10-Q
period 2000-05-31
LOJACK CORP
filed 2000-07-11
CIK 355777

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
---
     OF 1934

For the quarterly period ended May 31, 2000

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
There were 16,080,981 shares issued and outstanding of $.01 par value, common stock, as of July 7, 2000.

                           LOJACK CORPORATION AND SUBSIDIARIES
                                      INDEX

         Part I.  Financial Information                                                             PAGE
                                                                                                    ----
              Item 1. Financial Statements
                  Consolidated Balance Sheets:
                   May 31, 2000 and February 29, 2000.............................................   1

                   Consolidated Statements of Operations:
                       Three Months Ended May 31, 2000 and  1999..................................   2

                    Consolidated Statements of Cash Flows:
                        Three Months Ended May 31, 2000 and 1999..................................   3

                    Notes to Consolidated Financial Statements....................................   4

              Item 2. Management's Discussion and Analysis of Results
                        of Operations and Financial Condition.....................................   6

              Item 3. Quantitative and Qualitative Disclosures
                        About Market Risk.........................................................   9


         Part II. Other Information
              Item 6. Exhibits and Reports on Form 8-K............................................  10

                  Signatures......................................................................  11

                  Exhibit 27......................................................................  12

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                  MAY 31,       FEBRUARY 29,
                                                   2000            2000
                                                (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents .......................   $ 11,617,089    $  6,023,323
Accounts receivable - net ..................     12,551,412      12,096,998
Inventories.................................      4,146,027       3,593,760
Prepaid expenses and other .................        221,331         152,393
Prepaid income taxes .......................        733,478       1,595,421
Deferred income taxes ......................      1,007,808       1,021,394
                                               ------------    ------------
    Total current assets....................     30,277,145      24,483,289

PROPERTY AND EQUIPMENT - Net................      9,770,182       9,780,828

OTHER ASSETS - Net..........................      1,177,551         897,173
                                               ------------    ------------
TOTAL.......................................   $ 41,224,878    $ 35,161,290
                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease
 obligations................................   $  1,638,796    $  1,556,536
Accounts payable............................      6,513,171       3,016,220
Accrued and other liabilities ..............      1,388,585       1,351,218
Current portion of deferred revenue.........      1,652,452       1,621,933
Accrued compensation........................      1,469,583       1,484,850
                                               ------------    ------------
     Total current liabilities..............     12,662,587       9,030,757
                                               ------------    ------------

DEFERRED REVENUE............................      3,346,629       3,026,442
                                               ------------    ------------

DEFERRED INCOME TAXES.......................        572,104         645,730
                                               ------------    ------------

CAPITAL LEASE OBLIGATIONS ..................        905,290       1,204,412
                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; authorized,
 35,000,000 shares; issued, 22,494,581
 and 22,474,581 shares at May 31, 2000 and
  February 29, 2000, respectively ..........        224,946         224,746
Additional paid-in-capital .................     60,804,990      60,688,316
Retained earnings ..........................     28,151,136      25,639,941
Treasury stock, at cost, 6,413,600 and
 6,393,600 shares of common stock at May
 31, 2000 and February 29, 2000,
 respectively...............................    (65,442,804)    (65,299,054)
                                               ------------    ------------
    Total stockholders' equity..............     23,738,268      21,253,949
                                               ------------    ------------
 TOTAL......................................   $ 41,224,878    $ 35,161,290
                                               ============    ============
See notes to consolidated financial statements.

                                      (1)

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   THREE MONTHS ENDED
                                                       (Unaudited)
                                                 MAY 31,             MAY 31,
                                                  2000                1999

Revenues.................................     $ 24,315,554        $ 22,501,407
Cost of goods sold.......................       11,073,754           9,968,539
                                              ------------        ------------

Gross margin ............................       13,241,800          12,532,868
                                              ------------        ------------

Costs and expenses:
Systems costs and research and
  development............................          441,387             393,040
Marketing................................        5,869,103           5,868,216
General and administrative...............        2,413,567           2,240,592
Depreciation and amortization............          479,665             434,646
                                              ------------        ------------
  Total..................................        9,203,722           8,936,494
                                              ------------        ------------
Operating income.........................        4,038,078           3,596,374
                                              ------------        ------------

Other income (expense):
Interest income..........................           99,108             114,906
Interest expense.........................          (77,897)            (56,741)
Gain on sale of fixed assets.............           57,906              24,341
                                              ------------        ------------
  Total..................................           79,117              82,506
                                              ------------        ------------
Income before provision
 for income taxes........................        4,117,195           3,678,880
Provision for income taxes...............        1,606,000           1,434,000
                                              ------------        ------------
Net income...............................     $  2,511,195        $  2,244,880
                                              ============        ============

Earnings per share:
Basic....................................     $       0.16       $        0.13
                                              ============       =============
Diluted..................................     $       0.15       $        0.12
                                              ============       =============

Weighted average shares:
Basic....................................       16,080,981          17,385,108
                                              ============       =============
Diluted..................................       16,781,068          18,157,695
                                              ============       =============

See notes to consolidated financial statements.

                                      (2)

LOJACK CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   THREE MONTHS ENDED
                                                                                                      (Unaudited)
                                                                                                MAY 31,          MAY 31,
                                                                                                 2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...............................................................................    $  2,511,195     $  2,244,880

 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization..........................................................       1,007,183          855,518
   Provision for doubtful accounts........................................................         (16,735)           8,767
   Deferred income taxes..................................................................         (60,040)         181,099
   Increase (decrease) in cash from changes in
    assets and liabilities:
     Accounts receivable..................................................................        (437,679)      (1,176,215)
     Inventories..........................................................................        (552,267)       1,654,082
     Prepaid expenses and other...........................................................         (68,938)         (52,164)
     Prepaid income taxes.................................................................         861,943         (818,569)
     Other assets.........................................................................          25,000                -
     Accounts payable.....................................................................       3,496,951          940,195
     Accrued and other liabilities........................................................         372,806           99,066
                                                                                              ------------     ------------
      Net cash provided by operating activities...........................................       7,139,419        3,936,659
                                                                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for property and equipment- net.............................................        (721,494)        (339,423)
 Purchase of patent.......................................................................               -         (425,000)
 Expenditures for product development.....................................................        (328,481)               -
                                                                                              ------------     ------------
      Net cash used for investing activities..............................................      (1,049,975)        (764,423)
                                                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of stock options................................................................         116,874          204,609
 Repayment of capital lease obligations...................................................        (468,802)        (353,224)
 Repurchase of common stock...............................................................        (143,750)      (6,675,962)
                                                                                              ------------     ------------

      Net cash used for financing activities..............................................        (495,678)      (6,824,577)
                                                                                              ------------     ------------

 INCREASE (DECREASE)  IN CASH AND EQUIVALENTS.............................................       5,593,766       (3,652,341)

 BEGINNING CASH AND EQUIVALENTS...........................................................       6,023,323       10,230,215
                                                                                              ------------     ------------
 ENDING CASH AND EQUIVALENTS..............................................................    $ 11,617,089     $  6,577,874
                                                                                              ============     ============

 See notes to consolidated financial statements.

                                      (3)

     LOJACK CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements and notes do not include all of the disclosures made in the Company's Annual Report to Stockholders, which should be read in conjunction with these statements. Certain fiscal 2000 amounts have been reclassified to conform with the fiscal 2001 presentation. In the opinion of the Company, the statements include all adjustments necessary for a fair presentation of the quarterly results and any and all such adjustments were of a normal recurring nature.

2. The results of operations for the three months ended May 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3.   Supplemental cash flow information:
     Cash paid for interest for the three months ended May 31, 2000 and 1999 was $78,000 and $57,000, respectively. Cash paid for income taxes for the three months ended May 31, 2000 and 1999 was $678,000 and $2,003,000, respectively. For the three months ended May 31, 2000 and 1999 the Company incurred capital lease obligations of $251,940 and $0 respectively.

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

     A reconciliation of weighted average shares used for the basic and diluted computations is as follows as of May 31:

                                                   2000              1999

     Weighted average shares for basic           16,080,981       17,385,108
     Dilutive effect of stock options               700,087          772,587
                                                 ----------       ----------

     Weighted average shares for diluted         16,781,068       18,157,695
                                                 ==========       ==========

5.    Comprehensive Income:

     For the three months ended May 31, 2000, there are no items defined as other comprehensive income. For the three months ended May 31, 1999, the only item that would be included in comprehensive income is an unrealized gain of $323,000 related to an investment in common stock. For the three months ended May 31, 2000 and 1999, respectively, comprehensive income totaled approximately $2,511,000 and $2,568,000.


                                      (4)

6.   Segment Reporting:

     In March 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires disclosure of segmented information about the Company's operations based upon how management oversees and evaluates the results of such operations. Accordingly, the Company has determined that it has two distinct reportable segments: the domestic segment and the international segment. The Company considers these two segments reportable as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company's senior management. Certain general overhead costs have been allocated to each segment based on methods considered to be reasonable by the Company's management. Income taxes have been allocated to each segment using the Company's effective tax rate.

     The following table presents information about the Company's operating segments for the three months ended May 31, 2000 and 1999:



                                        Domestic   International
                                         Segment       Segment      Consolidated
                                        -----------  ------------   ------------
   1999
   ----
   Revenues:
         Product sales                 $20,655,035    $1,802,641    $22,457,676
         License fees and
         system component revenues               -        43,731         43,731
                                       -----------    ----------    -----------
         Total revenues                $20,655,035    $1,846,372    $22,501,407
                                       ===========    ==========    ===========
   Segment net income                  $ 1,947,453    $  297,427    $ 2,244,880
                                       ===========    ==========    ===========

   2000
   ----
   Revenues:
         Product sales                 $21,185,020    $2,726,134    $23,911,154
         License fees and
         system component revenues               -       404,400        404,400
                                       -----------    ----------    -----------
         Total revenues                $21,185,020    $3,130,534    $24,315,554
                                       ===========    ==========    ===========
   Segment net income                  $ 1,850,490    $  660,705    $ 2,511,195
                                       ===========    ==========    ===========

                                      (5)

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three months ended May 31, 2000 ("fiscal 2001") versus three months ended May 31, 1999 ("fiscal 2000")

Revenues for the three months ended May 31, 2000 increased by $1,814,000 or 8%, to $24,315,000 from $22,501,000 for the same period a year earlier. Domestic revenues increased during the same period by $530,000, or 3% to $21,185,000 from $20,655,000 a year earlier. Revenues from product sales and licensing fees related to international licensing agreements increased by $1,284,000 to $3,130,000 for the three months ended May 31, 2000 from $1,846,000 for the same period a year earlier.

The increase in domestic revenues was primarily due to an increase of 6% in the number of LoJack Units sold in domestic markets offset by a decrease in the average revenue earned per LoJack Unit sale as a result of volume variable pricing discounts earned by large dealer group customers. The increase in international revenues was related to an increase of $361,000 in revenues from the sale of system components and license fees, and an increase of $923,000 from sales of and royalties on the international version of the LoJack Units and related products. The increase in the system component revenues and license fees, which are generally non-recurring in nature were primarily generated from new licensees, while the increase in revenues from the international version of the LoJack Unit which are generally recurring in nature, were generated primarily from existing licensees.

Cost of goods sold was 46% of revenues for the three months ended May 31, 2000 compared to 44% of revenues for the three months ended May 31, 1999. Domestically, cost of sales increased to 45% of related revenues from 44% for the same period a year earlier. The increase in domestic cost of sales was principally related to the decrease in average revenue earned per LoJack Unit sold as a result of standard volume variable pricing discounts earned by larger customers offset partially by a decrease in the manufactured cost of the LoJack Unit as a result of the rollout of the LJU III. International costs of sales decreased to 50% of related revenues for the three months ended May 31, 2000 from 51% a year earlier principally as the result of the increase in non-recurring component sales and license fees which generated higher margins than the sale of LoJack Units.

Systems costs and research and development increased by $48,000 to $441,000 for the three months ended May 31, 2000 from $393,000 for the same period a year earlier. An increase in systems costs of $97,000 related primarily to increased engineering salaries and benefits was partially offset by a decrease of $49,000 in research and development expense. Approximately $328,000 of product development costs associated with a new feature of the LoJack Unit was capitalized during the three months ended May 31, 2000.

Marketing expense for the three months ended May 31, 2000 was $5,869,000, an increase of $1,000 from $5,868,000 for the same period a year earlier. An increase in marketing wages and benefits of $271,000 was offset by a decrease in media spending of $279,000, primarily attributable to cable television production costs in the three months ended May 31, 1999 which did not recur in the first quarter of fiscal 2001.

General and administrative expense increased by $173,000 to $2,414,000 for the three months ended May 31, 2000 from $2,241,000 for the same period a year earlier primarily as the result of increased payroll costs and administrative expenses related to the increased domestic business volume and market expansions.

Depreciation and amortization increased by $45,000 to $480,000 for the three months ended May 31, 2000 from $435,000 for the same period a year earlier. The increase was a result of a $15,000 increase on the amortization of the patent purchased in May 1999, as well as the result of depreciation expense on LoJack System components in new markets and depreciation expense on installation vehicles purchased during the fiscal year ended February 29, 2000.

                                      (6)

Interest income decreased by $16,000 to $99,000 for the three months ended May 31, 2000 from $115,000 for the same period a year earlier. Interest expense increased by $21,000 to $78,000 for the three months ended May 31, 2000 from $57,000 for the same period a year earlier as a result of interest on additional capital leases of installation vehicles.

Gain on sale of fixed assets increased by $34,000 to $58,000 for the three months ended May 31, 2000 from $24,000 for the same period a year earlier due to an increase in the number of fully depreciated installation vehicles sold during the period in the normal course of business.

The provision for income taxes increased by $172,000 to $1,606,000 for the three months ended May 31, 2000 from $1,434,000 for the same period a year earlier as the result of the increase in the Company's taxable income during the respective periods. The Company's effective tax rate remained at 39% during both periods.

As a result of the foregoing, net income increased by $266,000 to $2,511,000 for the three months ended May 31, 2000 from $2,245,000 for the same period a year earlier.

Liquidity and Capital Resources

In the first three months of fiscal 2001 cash and equivalents increased by $5,594,000. The overall increase is the result of cash provided by operating activities of $7,139,000 offset by cash used for investing activities of $1,050,000 and cash used for financing activities of $495,000. Cash flows provided by operating activities in fiscal 2001 of $7,139,000 was primarily attributed to net income of $2,511,000, depreciation and amortization of $1,007,000, and an increase in accounts payable of $3,497,000. The increase in accounts payable is primarily related to the timing of payment to certain vendors including one inventory vendor.

Cash flows from investing activities included expenditures for property and equipment for the three months ended May 31, 2000 of $722,000 (exclusive of additions under capital leases of $252,000) and product development costs capitalized of $328,000.

Cash flows used for financing activities included repayment of capital leases of $469,000, as well as the repurchase of 20,000 shares of the Company's common stock during the three months ended May 31, 2000 for $144,000. Total cumulative common shares repurchased under the Company's stock repurchase program were 6,413,600 shares as of May 31, 2000. As of May 31, 2000 there are 786,400 additional common shares authorized for repurchase under the Company's existing repurchase program.

The Company is presently pursuing opportunities to expand its stolen vehicle recovery system to several additional domestic markets, which meet the qualifications set forth in the Company's strategic plan. The Company expects that, pending receipt of necessary approvals, certain of these potential expansion markets will become operational during fiscal 2001. The Company plans to fund these expansions as well as other capital expenditures during fiscal 2001 using existing working capital, cash flow from operations, and/or the line of credit. The Company expects that it will spend approximately $2,100,000 on capital expenditures (excluding assets purchased under capital lease agreements) during the remainder of fiscal 2001.

As of May 31, 2000 the Company had working capital of $17,615,000. The Company believes that it can meet its anticipated capital and operating requirements for the remainder of fiscal 2001 using existing working capital, cash flow from operations, and if necessary, the Company's $7,500,000 line of credit, which was unused as of May 31, 2000.

                                      (7)

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SAB summarizes certain of the SEC's views in applying revenue recognition in financial statements. The provisions of SAB No. 101 are effective in our fourth quarter of fiscal year 2001. The Company has not yet completed the evaluation of the effects of SAB No. 101.

                                      (8)

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information, which involve risk and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's objectives and plans for future operations and products and the Company's expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company's products and services, the rate of growth in the industries of the Company's customers; the presence of competitors with greater technical, marketing and financial resources; the Company's ability to promptly and effectively respond to technological change to meet evolving customer needs; capacity and supply constraints or difficulties; and the Company's ability to successfully expand its operations. For a further discussion of these and other significant factors to consider in connection with forward -looking statements concerning the Company, reference is made to Exhibit 99 of the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000.

Quantitative and Qualitative Disclosures About Market Risk

The Company has limited exposure to market risk due to the nature of its financial instruments. The Company's financial instruments at February 29, 2000 consist of cash and equivalents, accounts receivable, accounts payable, deposits, accrued liabilities, and capital lease obligations. The fair value of these financial instruments as of February 29, 2000 approximate their carrying values.

The Company's interest rate exposure is limited primarily to interest rate changes on its $7,500,000 variable rate line-of-credit facility. Any outstanding amounts under the facility are presumed to approximate market value, as the facility's interest rate will adjust accordingly with market rates. An immediate adverse change in market interest rates would not have had any effect on the Company's interest expense, as there were no borrowings under the facility during fiscal 2000. In addition, the Company does not have any foreign currency exposure as it does not have foreign subsidiaries and all amounts are transacted in U.S. dollars.

Currently, the Company does not enter into financial instrument transactions for trading or other speculative purposes.

                                      (9)

PART II  - OTHER INFORMATION

Item 1.    Not Applicable

Item 2.    Not Applicable

Item 3.    Not Applicable

Item 4.    Not Applicable

Item 5.    Not Applicable

Item 6a.   Exhibit 27. Financial Data Schedule

      b. No reports on Form 8-K were filed during the quarter for which this report is filed.


                                      (10)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LoJack Corporation
                                ------------------
                                Registrant

July 10, 2000                   /s/ C. Michael Daley
---------------                 --------------------
Date                            C. Michael Daley
                                Chief Executive Officer


July 10, 2000                   /s/ Joseph F. Abely
---------------                 -------------------
Date                            Joseph. F. Abely
                                President and Chief
                                Operating Officer
                                (Principal Financial Officer)

                                     (11)