Form 10-Q
period 2000-08-31
LOJACK CORP
filed 2000-10-13
CIK 355777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549
                    Form 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
         SECURITIES ACT OF 1934

For the quarterly period ended August 31, 2000

                       OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES ACT OF 1934

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

                  YES  X                  NO___
                      ---



                     APPLICABLE ONLY TO CORPORATE ISSUERS:
There were 15,799,481 shares issued and outstanding of $.01 par value, common stock, as of October 6, 2000.

                      LOJACK CORPORATION AND SUBSIDIARIES
                                     INDEX

Part I.  Financial Information                                                             PAGE
                                                                                           ----
     Item 1. Financial Statements
         Consolidated Balance Sheets:
          August 31, 2000 and February 29, 2000...........................................     1

          Consolidated Statements of Operations:
          Three Months Ended August 31, 2000 and 1999.....................................     2
          Six Months Ended August 31, 2000 and 1999.......................................     3


           Consolidated Statements of Cash Flows:
            Six Months Ended August 31, 2000 and 1999.....................................     4


           Notes to Consolidated Financial Statements.....................................     5

    Item 2. Management's Discussion and Analysis of Results
               of Operations and Financial Condition......................................     8
    Item 3. Quantitative and Qualitative Disclosures
               About Market Risk..........................................................    11



Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K.............................................    12

            Signatures....................................................................    13

         Exhibit 27.......................................................................    14

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                            AUGUST 31,              FEBRUARY 29,
                                                          2000                     2000
                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents................................  $ 12,324,054             $  6,023,323
Accounts receivable - net...........................    13,742,797               12,096,998
Inventories.........................................     4,215,754                3,593,760
Prepaid expenses and other..........................       441,821                  152,393
Prepaid income taxes...............................              -                1,595,421
Deferred income taxes...............................     1,043,021                1,021,394
                                                      ------------             ------------
    Total current assets............................    31,767,447               24,483,289

PROPERTY AND EQUIPMENT - Net........................    10,322,495                9,780,828

OTHER ASSETS - Net..................................     1,360,675                  897,173
                                                      ------------             ------------
TOTAL...............................................  $ 43,450,617             $ 35,161,290
                                                      ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease
   obligations......................................  $  1,646,250              $ 1,556,536
Accounts payable....................................     4,720,558                3,016,220
Accrued taxes.......................................       595,365                        -
Accrued and other liabilities.......................     1,499,611                1,351,218
Current portion of deferred revenue.................     1,738,338                1,621,933
Accrued compensation................................     1,222,319                1,484,850
                                                      ------------             ------------
     Total current liabilities......................    11,422,441                9,030,757
                                                      ------------             ------------

DEFERRED REVENUE....................................     3,772,744                3,026,442
                                                      ------------             ------------

DEFERRED INCOME TAXES...............................       428,474                  645,730
                                                      ------------             ------------

CAPITAL LEASE OBLIGATIONS...........................     1,296,255                1,204,412
                                                      ------------             ------------

COMMITMENTS AND CONTINGENCIES.......................

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; authorized,
  35,000,000 shares; issued, 22,505,081
  and 22,474,581 shares at August 31, 2000 and
   February 29, 2000, respectively..................       225,051                  224,746
Additional paid-in-capital..........................    60,843,745               60,688,316
Retained earnings...................................    31,312,773               25,639,941
Treasury stock, at cost, 6,468,600
 and 6,393,600 shares of common stock at
 August 31, 2000 and February 29, 2000,
 respectively.......................................   (65,850,866)             (65,299,054)
                                                      ------------             ------------
      Total stockholders' equity....................    26,530,703               21,253,949
                                                      ------------             ------------
TOTAL...............................................  $ 43,450,617             $ 35,161,290
                                                      ============             ============

See notes to consolidated financial statements


                                      (1)

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                THREE MONTHS ENDED
                                                                                                   (Unaudited)
                                                                                       AUGUST 31,                      AUGUST 31,
                                                                                          2000                            1999
Revenues....................................................................          $26,316,881                     $24,084,707
Cost of goods sold..........................................................           12,015,201                      11,180,475
                                                                                      -----------                     -----------
Gross margin................................................................           14,301,680                      12,904,232
                                                                                      -----------                     -----------
Costs and expenses:
Systems costs and research and development..................................              622,838                         602,738
Marketing...................................................................            5,520,960                       5,659,129
General and administrative..................................................            2,647,226                       2,451,447
Depreciation and amortization...............................................              451,128                         444,476
                                                                                      -----------                     -----------
   Total....................................................................            9,242,152                       9,157,790
                                                                                      -----------                     -----------
Operating income ...........................................................            5,059,528                       3,746,442
                                                                                      -----------                     -----------
Other income (expense):
Interest income.............................................................              155,052                         100,840
Interest expense............................................................              (81,265)                        (69,463)
Gain on sale of fixed assets................................................               49,321                          11,814
Other expense...............................................................                    -                        (520,687)
Gain on sale of marketable securities.......................................                    -                         864,091
                                                                                      -----------                     -----------
   Total....................................................................              123,108                         386,595
                                                                                      -----------                     -----------
Income before provision for income taxes....................................            5,182,636                       4,133,037
Provision for income taxes..................................................            2,021,000                       1,612,000
                                                                                      -----------                     -----------
Net income .................................................................          $ 3,161,636                     $ 2,521,037
                                                                                      ===========                     ===========
Earnings per share:
Basic.......................................................................          $      0.20                     $      0.15
                                                                                      ===========                     ===========
Diluted.....................................................................          $      0.19                     $      0.14
                                                                                      ===========                     ===========
Weighted average shares:
Basic.......................................................................           16,079,362                      16,846,478
                                                                                      ===========                     ===========
Diluted.....................................................................           16,773,288                      17,898,372
                                                                                      ===========                     ===========

See notes to consolidated financial statements.

                                      (2)

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                SIX MONTHS ENDED
                                                                                                  (Unaudited)
                                                                                    AUGUST 31,                       AUGUST 31,
                                                                                       2000                             1999
Revenues.....................................................................        50,632,435                     $46,586,114
Cost of goods sold...........................................................        23,088,954                      21,149,013
                                                                                 --------------                   -------------
Gross margin.................................................................        27,543,481                      25,437,101
                                                                                 --------------                   -------------
Costs and expenses:
Systems costs and research and
   development...............................................................         1,064,225                         995,779
Marketing....................................................................        11,390,063                      11,527,345
General and administrative...................................................         5,060,792                       4,692,038
Depreciation and amortization................................................           930,793                         879,122
                                                                                 --------------                   -------------
   Total.....................................................................        18,445,873                      18,094,284
                                                                                 --------------                   -------------
Operating income ............................................................         9,097,608                       7,342,817
                                                                                 --------------                   -------------
Other income (expense):
Interest income..............................................................           254,159                         215,742
Interest expense.............................................................          (159,162)                       (126,201)
Gain on sale of fixed assets.................................................           107,227                          36,155
Other expense................................................................                 -                        (520,687)
Gain on sale of marketable securities........................................                 -                         864,091
                                                                                 --------------                   -------------
   Total.....................................................................           202,224                         469,100
                                                                                 --------------                   -------------
Income before provision
 for income taxes............................................................         9,299,832                       7,811,917
Provision for income taxes...................................................         3,627,000                       3,046,000
                                                                                 --------------                   -------------
Net income ..................................................................       $ 5,672,832                     $ 4,765,917
                                                                                 ==============                   ==============
Earnings per share:
Basic........................................................................       $      0.35                     $      0.28
                                                                                 ==============                   =============
Diluted......................................................................       $      0.34                     $      0.26
                                                                                 ==============                   =============
Weighted average shares:
Basic........................................................................        16,085,421                      17,115,794
                                                                                 ==============                   =============
Diluted......................................................................        16,782,428                      18,028,035
                                                                                 ==============                   =============


See notes to consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           SIX MONTHS ENDED
                                                                                                              (Unaudited)
                                                                                                       AUGUST 31,        AUGUST 31,
                                                                                                          2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.......................................................................................   $  5,672,832     $  4,765,917

 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization..................................................................      2,004,549        1,758,503
   Provision for doubtful accounts................................................................         50,855           68,049
   Deferred income taxes..........................................................................       (238,883)         206,839
   Gain on sale of marketable securities..........................................................              -         (864,091)
   Advances to licensee and related costs.........................................................              -          520,687
   Increase (decrease) in cash from changes in
    assets and liabilities:
     Accounts receivable..........................................................................     (1,696,654)      (1,339,710)
     Inventories..................................................................................       (621,994)       2,267,883
     Prepaid expenses and other...................................................................       (289,428)          (4,609)
     Prepaid income taxes.........................................................................      1,595,421       (1,509,825)
     Other assets.................................................................................         14,268         (471,757)
     Accrued taxes................................................................................        595,365                -
     Accounts payable.............................................................................      1,704,338         (770,740)
     Accrued and other liabilities................................................................        748,569          294,381
                                                                                                     ------------     ------------
      Net cash provided by operating activities...................................................      9,539,238        4,921,527
                                                                                                     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for property and equipment- net.....................................................     (1,359,573)        (484,916)
 Advances to licensee and related costs...........................................................              -         (520,687)
 Expenditures for product development.............................................................       (523,973)               -
 Proceeds from sale of marketable securities......................................................              -        1,477,548
                                                                                                     ------------     ------------
      Net cash (used for) provided by investing activities........................................     (1,883,546)         471,945
                                                                                                     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of stock options........................................................................        155,734          208,359
 Repayment of capital lease obligations...........................................................       (958,883)        (740,572)
 Repurchase of common stock.......................................................................       (551,812)      (7,196,024)
                                                                                                     ------------     ------------
      Net cash used for financing activities......................................................     (1,354,961)      (7,728,237)
                                                                                                     ------------     ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.......................................................      6,300,731       (2,334,765)

BEGINNING CASH AND EQUIVALENTS....................................................................      6,023,323       10,230,215
                                                                                                     ------------     ------------

ENDING CASH AND EQUIVALENTS.......................................................................   $ 12,324,054     $  7,895,450
                                                                                                     ============     ============

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

2. The results of operations for the three months and six months ended August 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3.   Supplemental cash flow information:

     Cash paid for interest for the six months ended August 31, 2000 and 1999 was $159,000 and $126,000, respectively. Cash paid for income taxes for the six months ended August 31, 2000 and 1999 was $1,549,000 and $4,260,000,
     respectively. For the six months ended August 31, 2000 and 1999 the Company incurred capital lease obligations of $1,140,000 and $569,000 respectively.

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

     A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended August 31 is as follows:

                                                     2000             1999

     Weighted average shares for basic            16,079,362       16,846,478
     Dilutive effect of stock options                693,926        1,051,894
                                                ------------     ------------

     Weighted average shares for diluted          16,773,288       17,898,372
                                                ============     ============




     A reconciliation of weighted average shares used for the basic and diluted computations for the six months ended August 31 is as follows:

                                                      2000             1999

     Weighted average shares for basic            16,085,421        17,115,794
     Dilutive effect of stock options                697,007           912,241
                                                ------------      ------------

     Weighted average shares for diluted          16,782,428        18,028,035
                                                ============      ============

                                      (5)

5.   Comprehensive Income:

     For the three months and six months ended August 31, 2000, there are no items defined as other comprehensive income. For the three and six months ended August 31, 1999, the only item that would be included in comprehensive income is an unrealized gain of $323,000 related to an investment in common stock. Comprehensive income for the three months ended August 31, 2000 and 1999 totaled approximately $3,162,000 and $2,844,000, respectively. For the six months ended August 31, 2000 and 1999, comprehensive income totaled approximately $5,673,000 and $5,089,000, respectively.

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

     The following table presents information about the Company's operating segments for the three months ended August 31, 2000 and 1999:

                                                          Domestic              International
                                                           Segment                 Segment               Consolidated
                                                       ---------------         ---------------         ---------------
     1999
     ----
     Revenues:
             Product sales                               $ 20,992,322             $ 1,921,885           $  22,914,207
             License fees and
              system component revenues                           -                 1,170,500               1,170,500
                                                       ---------------         ---------------         ---------------
             Total revenues                              $ 20,992,322             $ 3,092,385           $  24,084,707
                                                       ===============         ===============         ===============
     Segment net income                                  $  2,191,866             $   329,171           $   2,521,037
                                                       ===============         ===============         ===============

     2000
     ----
     Revenues:
             Product sales                               $ 22,247,987             $ 3,391,576           $  25,639,563
             License fees and
              system component revenues                           -                   677,318                 677,318
                                                       ---------------         ---------------         ---------------
             Total revenues                              $ 22,247,987             $ 4,068,894           $  26,316,881
                                                       ===============         ===============         ===============
     Segment net income                                  $  2,190,901             $   970,735           $   3,161,636
                                                       ===============         ===============         ===============

                                      (6)

     The following table presents information about the Company's operating segments for the six months ended August 31, 2000 and 1999:

                                                          Domestic              International
                                                           Segment                 Segment               Consolidated
                                                       ---------------         ---------------         ---------------
     1999
     ----
     Revenues:
             Product sales                               $ 41,647,357             $ 3,724,526           $  45,371,883
             License fees and
              system component revenues                           -                 1,214,231               1,214,231
                                                       ---------------         ---------------         ---------------
             Total revenues                              $ 41,647,357             $ 4,938,757           $  46,586,114
                                                       ===============         ===============         ===============
     Segment net income                                  $  4,139,319             $   626,598           $   4,765,917
                                                       ===============         ===============         ===============

     2000
     ----
     Revenues:
             Product sales                               $ 43,433,007             $ 6,113,704           $  49,546,711
             License fees and
              system component revenues                           -                 1,085,724               1,085,724
                                                       ---------------         ---------------         ---------------
             Total revenues                              $ 43,433,007             $ 7,199,428           $  50,632,435
                                                       ===============         ===============         ===============
     Segment net income                                  $  4,041,392             $ 1,631,440           $   5,672,832
                                                       ===============         ===============         ===============

                                      (7)

Management's Discussion and Analysis of Financial Condition and Results of Operations

Three and six months ended August 31, 2000 ("fiscal 2001") versus three and six months ended August 31, 1999 ("fiscal 2000")

Results of Operations

Revenues for the three and six months ended August 31, 2000 increased by $2,232,000 and $4,046,000, or 9%, respectively, to $26,317,000 and $50,632,000 from $24,085,000 and $46,586,000, respectively, for the same periods a year earlier. Domestic revenues increased by $1,256,000 and $1,786,000, or 6% and 4%, for the three and six months ended August 31, 2000, respectively, to $22,248,000 and $43,433,000 from $20,992,000 and $41,647,000, respectively, for the same periods a year earlier. Revenues from product sales and licensing fees related to international licensing agreements increased by $976,000 and $2,260,000, or 32% and 46%, for the three and six months ended August 31, 2000, respectively, to $4,068,000 and $7,199,000 from $3,092,000 and $4,939,000, respectively, for the same periods a year earlier.

The increase in domestic revenues resulted primarily from an increase of 11% and 9% in the number of LoJack Units sold for the three and six months ended August 31, 2000, respectively, as compared to the same periods a year earlier. This increase was partially offset by a decrease in the average revenue earned per LoJack Unit sale as a result of volume variable pricing discounts earned by large dealer group customers.

The increase in international revenues for the three months ended August 31, 2000 of $976,000 was related to an increase of $1,470,000 from sales of and royalties on the international version of the LoJack Units and related products which were partially offset by a decrease of $494,000 in revenues from the sale of system components and license fees. The increase in international revenues for the six months ended August 31, 2000 of $2,260,000 was related to an increase of $2,390,000 from sales of and royalties on the international version of the LoJack Units and related products partially offset by a decrease of $130,000 in revenues from the sale of system components and license fees. The decrease in the system component revenues and license fees, which are generally non-recurring in nature, were primarily generated from new licensees. The increase in revenues from the sales of the international version of the LoJack Unit which are generally recurring in nature, were generated primarily from existing licensees.

Cost of goods sold was 46% of revenues for the three and six months ended August 31, 2000 compared to 46% and 45%, respectively, of revenues for the three and six months ended August 31, 1999. Domestically, cost of sales for the three months ended August 31, 2000 decreased to 45% of related revenues from 46% for the same period a year earlier; the cost of sales for the six months ended August 31, 2000 remained constant at 45%. International costs of sales increased to 50% of related revenues for the three months ended August 31, 2000 from 49% a year earlier; the cost of sales for the six months ended August 31, 2000 remained constant at 50%. International cost of sales fluctuations result from changes in the product and royalty mix of revenues.

Systems costs and research and development increased by $20,000 and $68,000 for the three and six months ended August 31, 2000, respectively to $623,000 and $1,064,000 from $603,000 and $996,000 for the same period a year earlier. Systems costs increased by $85,000 and $182,000 for the three and six months ended August 31, 2000 as compared with the same periods a year earlier primarily as a result of increased engineering salaries and benefits. Research and development expense decreased by $65,000 and $114,000 for the three and six months ended August 31, 2000, respectively, primarily as a result of the timing of certain work related to the redesign of the LoJack Unit and other research and development initiatives. Approximately $196,000 and $524,000 of product development costs associated with a new feature of the LoJack Unit were capitalized during the three and six months ended August 31, 2000, respectively, under SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

                                      (8)

Marketing expense decreased $138,000 and $137,000 for the three and six months ended August 31, 2000, respectively, to $5,521,000 and $11,390,000 from $5,659,000 and $11,527,000 for the same periods a year earlier. These decreases were primarily related to the decreases in media expense of $457,000 and $594,000, respectively, due to the timing of production of advertising and media buy in fiscal year 2001. The offsetting increase of $319,000 and $457,000, respectively, was the result of an increase in marketing salaries and benefits, an increase in size and quality of sales force, and increase in overall business volume.

General and administrative expense increased by $196,000 and $369,000 for the three and six months ended August 31, 2000, respectively, to $2,647,000 and $5,061,000 from $2,451,000 and $4,692,000 for the same periods a year earlier. These increases were primarily the result of increases in administrative salaries and benefits, largely in the information systems area.

Depreciation and amortization increased by $7,000 and $52,000 for the three and six months ended August 31, 2000, respectively, to $451,000 and $931,000 from $444,000 and $879,000 for the same periods a year earlier.

Interest income increased $54,000 and $38,000 for the three and six months ended August 31, 2000, respectively, to $155,000 and $254,000 from $101,000 and
$216,000 for the same periods a year earlier, due to higher average cash balances.

Interest expense increased by $12,000 and $33,000 for the three and six months ended August 31, 2000, respectively, to $81,000 and $159,000 from $69,000 and $126,000 for the same periods a year earlier, as a result of interest on additional capital leases of installation vehicles.

Gain on sale of fixed assets increased by $37,000 and $71,000 for the three and six months ended August 31, 2000, respectively, to $49,000 and $107,000 from $12,000 and $36,000 for the same periods a year. These increases result from the number of fully depreciated installation vehicles sold during the period in the normal course of business.

Other expense for the three and six months ended August 31, 1999 represents the write-off of $521,000 of advances to the Company's German licensee who was experiencing severe financial difficulties and costs incurred related to such advances. The licensee subsequently filed for bankruptcy.

Gain on sale of marketable securities for the three and six months ended August 31, 1999 of $864,000 was the sale of the remaining portion of the Company's stock in its United Kingdom licensee.

The provision for income taxes increased by $409,000 and $581,000 for the three and six months ended August 31, 2000, respectively, to $2,021,000 and $3,627,000 from $1,612,000 and $3,046,000 for the same periods a year earlier as the result of the increase in the Company's taxable income during the respective periods. The Company's effective tax rate remained at 39% during both periods.

As a result of the foregoing, net income increased by $641,000 and $907,000 for the three and six months ended August 31, 2000, respectively, to $3,162,000 and $5,673,000 from $2,521,000 and $4,766,000 for the same periods a year earlier.

                                      (9)

Liquidity and Capital Resources

In the six months ended August 31, 2000 cash and equivalents increased by $6,301,000. The overall increase is the result of cash provided by operating activities of $9,539,000 offset by cash used for investing activities of $1,883,000 and cash used for financing activities of $1,355,000. Cash flows provided by operating activities for the six months ended August 31, 2000 of $9,539,000 was primarily attributed to net income of $5,673,000, depreciation and amortization of $2,004,000, an increase in accounts payable of $1,704,000 and a net decrease in prepaid income taxes of $2,191,000. The increase in accounts payable is primarily related to the timing of payment to certain vendors including one inventory vendor. These increases are partially offset by an accounts receivable increase of $1,697,000.

Cash flows from investing activities included expenditures for property and equipment for the six months ended August 31, 2000 of $1,359,000 (exclusive of additions under capital leases of $1,140,000) and product development costs capitalized of $524,000.

Cash flows used for financing activities included repayment of capital leases of $959,000, as well as the repurchase of 75,000 shares of the Company's common stock during the six months ended August 31, 2000 for $552,000. Total cumulative common shares repurchased under the Company's stock repurchase program were 6,468,600 shares as of August 31, 2000. As of August 31, 2000 there are 731,400 additional common shares authorized for repurchase under the Company's existing repurchase program.

The Company is presently pursuing opportunities to expand its stolen vehicle recovery system to several additional domestic markets which meet the qualifications set forth in the Company's strategic plan. The Company expects that, pending receipt of necessary approvals, certain of these potential expansion markets will become operational during fiscal 2001. The Company's introduction of the planned Telematics product will require capital expenditures. In addition, there will be capital expenditures necessary for additional sources of distribution. The Company expects that it will spend approximately $1,500,000 on capital expenditures (excluding assets purchased under capital lease agreements) during the remainder of fiscal 2001.


As of August 31, 2000 the Company had working capital of $20,345,000. The Company believes that it can meet its anticipated capital and operating requirements for the remainder of fiscal 2001 and thereafter using existing working capital, cash flow from operations, and if necessary, the Company's $7,500,000 line of credit, which was unused as of August 31, 2000.

The Company's expansion to additional international markets is achieved through licensing agreements and has not in the past required capital investment on the part of the Company.

The Company is also continuing to explore possible investment opportunities, including, but not limited to, possible acquisitions of, or investments in, other companies.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board released SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. This statement requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The statement will be effective for the Company in fiscal 2001. Management is currently evaluating the effect of adopting SFAS No. 133, as amended, on the Company's consolidated financial statements.

                                      (10)

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


                                      (11)

     PART II  - OTHER INFORMATION

     Item 1.     Not Applicable

     Item 2.     Not Applicable

     Item 3.     Not Applicable

     Item 4.     Submission of Matters to a Vote of Security Holders

                 The Annual Meeting of Stockholders of the Company was held on July 19, 2000. Stockholders acted affirmatively to elect nominees for directors proposed by management.

                                        VOTES "FOR"              VOTES "WITHELD"
        C. Michael Daley                13,403,277                   243,164
        James A. Daley                  13,403,277                   243,664
        Lee T. Sprague                  13,403,277                   243,164
        Robert Murray                   13,404,152                   242,289
        Larry Renfro                    13,404,152                   242,289
        Harvey Rosenthal                13,404,152                   242,289



     Item 5.     Not Applicable

     Item 6a.    Exhibit 27. Financial Data Schedule

           b. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                      (12)

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



     October 13, 2000                             /s/ C. Michael Daley
     ----------------                             --------------------
     Date                                         C. Michael Daley
                                                  Chief Executive Officer



     October 13, 2000                             /s/ Joseph F. Abely
     ----------------                             -------------------
     Date                                         Joseph. F. Abely
                                                  President and Chief
                                                  Operating Officer
                                                  (Principal Financial Officer)

                                      (13)