Form 10-Q
period 2000-11-30
LOJACK CORP
filed 2001-01-16
CIK 355777

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

         (Mark One)
         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ----
               SECURITIES ACT OF 1934

         For the quarterly period ended November 30, 2000

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    YES X                 NO___
                        -


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
         There were 15,617,581 shares issued and outstanding of $.01 par value, common stock, as of January 5, 2001.

                      LOJACK CORPORATION AND SUBSIDIARIES
                                     INDEX

     Part I.  Financial Information                                                            PAGE
                                                                                               ----
     Item 1. Financial Statements
          Consolidated Balance Sheets:
          November 30, 2000 and February 29, 2000.............................................    1

          Consolidated Statements of Operations:
          Three Months Ended November 30, 2000 and 1999.......................................    2
          Nine Months Ended November 30, 2000 and 1999........................................    3

          Consolidated Statements of Cash Flows:
          Nine Months Ended November 30, 2000 and 1999........................................    4

           Notes to Consolidated Financial Statements.........................................    5

       Item 2. Management's Discussion and Analysis of Results
                 of Operations and Financial Condition........................................    8
       Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................   11

Part II. Other Information
       Item 6. Exhibits and Reports on Form 8-K...............................................   12

               Signatures.....................................................................   13

               Exhibit 27.....................................................................   14

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                                                         NOVEMBER 30,    FEBRUARY 29,
                                                                                       2000            2000
                                                                                    (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents............................................................   $  8,942,129    $  6,023,323
Accounts receivable - net.......................................................     14,240,640      12,096,998
Inventories.....................................................................      4,871,232       3,593,760
Prepaid expenses and other......................................................        602,442         152,393
Prepaid income taxes............................................................        454,880       1,595,421
Deferred income taxes...........................................................      1,092,888       1,021,394
                                                                                   ------------    ------------
    Total current assets........................................................     30,204,211      24,483,289

PROPERTY AND EQUIPMENT - Net....................................................     10,562,517       9,780,828

OTHER ASSETS - Net..............................................................      1,425,574         897,173
                                                                                   ------------    ------------
TOTAL...........................................................................   $ 42,192,302    $ 35,161,290
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease
    obligations.................................................................   $  1,600,761    $  1,556,536
Accounts payable................................................................      4,647,424       3,016,220
Accrued and other liabilities...................................................      1,658,878       1,351,218
Current  portion of deferred revenue............................................      1,855,994       1,621,933
Accrued compensation............................................................      1,408,384       1,484,850
                                                                                   ------------    ------------
    Total current liabilities...................................................     11,171,441       9,030,757
                                                                                   ------------    ------------

DEFERRED REVENUE................................................................      3,985,761       3,026,442
                                                                                   ------------    ------------

DEFERRED INCOME TAXES...........................................................        365,586         645,730
                                                                                   ------------    ------------

CAPITAL LEASE OBLIGATIONS.......................................................      1,246,357       1,204,412
                                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES...................................................

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; authorized,
 35,000,000 shares; issued, 22,517,281 and
 22,474,581 shares at November 30, 2000 and
   February 29, 2000, respectively..............................................        225,173         224,746
Additional paid-in-capital......................................................     60,899,985      60,688,316
Retained earnings...............................................................     33,065,434      25,639,941
Treasury stock, at cost, 6,841,000
and 6,393,600 shares of common stock at
November 30, 2000 and February 29, 2000,
respectively....................................................................    (68,767,435)    (65,299,054)
                                                                                   ------------    ------------
    Total stockholders' equity..................................................     25,423,157      21,253,949
                                                                                   ------------    ------------
TOTAL...........................................................................   $ 42,192,302    $ 35,161,290
                                                                                   ============    ============

See notes to consolidated financial statements.

                                      (1)

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED
                                                             (Unaudited)
                                                   NOVEMBER 30,     NOVEMBER 30,
                                                       2000            1999

Revenues........................................   $ 24,351,724    $ 22,168,276
Cost of goods sold..............................     12,144,155      10,404,030
                                                   ------------    ------------

Gross margin....................................     12,207,569      11,764,246
                                                   ------------    ------------

Costs and expenses:
Systems costs and research and
   development..................................        624,022         483,710
Marketing.......................................      5,801,580       4,505,668
General and administrative......................      2,694,999       2,265,015
Depreciation and amortization...................        415,792         490,823
                                                   ------------    ------------
   Total........................................      9,536,393       7,745,216
                                                   ------------    ------------
Operating income................................      2,671,176       4,019,030
                                                   ------------    ------------

Other income (expense):
Interest income.................................        237,248          93,967
Interest expense................................        (80,414)        (67,204)
Gain on sale of fixed assets....................         45,452          62,318
Other expense...................................            200               0
                                                   ------------    ------------
   Total........................................        202,486          89,081
                                                   ------------    ------------
Income before provision
 for income taxes...............................      2,873,662       4,108,111
Provision for income taxes......................      1,121,000       1,603,000
                                                   ------------    ------------
Net income......................................   $  1,752,662    $  2,505,111
                                                   ============    ============

Earnings per share:
Basic...........................................   $       0.11    $       0.15
                                                   ============    ============
Diluted.........................................   $       0.11    $       0.15
                                                   ============    ============

Weighted average shares:
Basic...........................................     15,804,067      16,337,491
                                                   ============    ============
Diluted.........................................     16,557,801      17,073,619
                                                   ============    ============

See notes to consolidated financial statements.

                                      (2)

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           NINE MONTHS ENDED
                                                                              (Unaudited)
                                                              NOVEMBER 30,                     NOVEMBER 30,
                                                                  2000                             1999
Revenues.................................................     $ 74,984,159                     $ 68,754,389
Cost of goods sold.......................................       35,233,109                       31,553,043
                                                              ------------                     ------------

Gross margin.............................................       39,751,050                       37,201,346
                                                              ------------                     ------------

Costs and expenses:
Systems costs and research and
development..............................................        1,688,247                        1,479,488
Marketing................................................       17,191,642                       16,033,013
General and administrative...............................        7,755,791                        6,957,053
Depreciation and amortization............................        1,346,585                        1,369,944
                                                              ------------                     ------------
Total....................................................       27,982,265                       25,839,498
                                                              ------------                     ------------
Operating income.........................................       11,768,785                       11,361,848
                                                              ------------                     ------------

Other income (expense):
Interest income..........................................          491,406                          309,709
Interest expense.........................................         (239,577)                        (193,406)
Gain on sale of fixed assets.............................          152,679                           58,473
Other expense............................................              200                         (480,687)
Gain on sale of marketable securities....................             --                            864,091
                                                              ------------                     ------------
Total....................................................          404,708                          558,180
                                                              ------------                     ------------
Income before provision
for income taxes.........................................       12,173,493                       11,920,028
Provision for income taxes...............................        4,748,000                        4,649,000
                                                              ------------                     ------------
Net income...............................................     $  7,425,493                     $  7,271,028
                                                              ============                     ============

Earnings per share:
Basic....................................................     $       0.46                     $       0.43
                                                              ============                     ============
Diluted..................................................     $       0.44                     $       0.41
                                                              ============                     ============

Weighted average shares:
Basic....................................................       16,001,001                       16,858,246
                                                              ============                     ============
Diluted..................................................       16,716,917                       17,711,782
                                                              ============                     ============

See notes to consolidated financial statements.

                                      (3)

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               NINE MONTHS ENDED
                                                                                                  (Unaudited)
                                                                                        NOVEMBER 30,      NOVEMBER 30,
                                                                                            2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................................    $  7,425,493      $  7,271,028

  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................................       2,921,492         2,719,293
      Provision for doubtful accounts ..............................................          67,918           154,025
      Deferred income taxes ........................................................        (351,638)          (81,232)
      Gain on sale of marketable securities ........................................            --            (864,091)
      Advances to licensee and related costs .......................................            --             480,687
      Increase (decrease) in cash from changes in
        assets and liabilities:
          Accounts receivable ......................................................      (2,211,560)       (2,129,166)
          Inventories ..............................................................      (1,277,472)        1,315,688
          Prepaid expenses and other ...............................................        (450,049)           (5,925)
          Prepaid income taxes .....................................................       1,140,541          (468,814)
          Other assets .............................................................           5,408            (4,335)
          Accounts payable .........................................................       1,631,204           964,420
          Accrued and other liabilities ............................................       1,424,574           357,105
                                                                                        ------------      ------------
            Net cash provided by operating activities...............................      10,325,911         9,708,683
                                                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment- net .....................................      (2,083,473)       (1,092,627)
  Purchase of patent ...............................................................            --            (425,000)
  Advances to licensee and related costs ...........................................            --            (480,687)
  Expenditures for product development .............................................        (603,114)         (157,013)
  Proceeds from sale of marketable securities ......................................            --           1,477,548
                                                                                        ------------      ------------
          Net cash used for  investing activities ..................................      (2,686,587)         (677,779)
                                                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options ........................................................         212,096           231,009
  Repayment of capital lease obligations ...........................................      (1,464,233)       (1,133,027)
  Repurchase of common stock .......................................................      (3,468,381)      (13,066,741)
                                                                                        ------------      ------------

          Net cash used for financing activities ...................................      (4,720,518)      (13,968,759)
                                                                                        ------------      ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.........................................       2,918,806        (4,937,855)

BEGINNING CASH AND EQUIVALENTS .....................................................       6,023,323        10,230,215
                                                                                        ------------      ------------

ENDING CASH AND EQUIVALENTS ........................................................    $  8,942,129      $  5,292,360
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

2. The results of operations for the three months and nine months ended November 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3.   Supplemental cash flow information:

     Cash paid for interest for the nine months ended November 30, 2000 and 1999 was $240,000 and $193,000, respectively. Cash paid for income taxes for the nine months ended November 30, 2000 and 1999 was $3,833,000 and $5,110,000, respectively. For the nine months ended November 30, 2000 and 1999 the Company incurred capital lease obligations of $1,550,000 and $1,149,000 respectively.

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

     A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended November 30 is as follows:

                                                                                              2000               1999
     Weighted average shares for basic                                                     15,804,067         16,377,491
     Dilutive effect of stock options                                                         753,734            696,128
                                                                                      ---------------    ---------------

     Weighted average shares for diluted                                                   16,557,801         17,073,619
                                                                                      ===============    ===============

     A reconciliation of weighted average shares used for the basic and diluted computations for the nine months ended November 30 is as follows:

                                                                                              2000               1999

     Weighted average shares for basic                                                     16,001,001         16,858,246
     Dilutive effect of stock options                                                         715,916            853,536
                                                                                      ---------------    ---------------

     Weighted average shares for diluted                                                   16,716,917         17,711,782
                                                                                      ===============    ===============

                                      (5)

5.   Comprehensive Income:

     For the three months and nine months ended November 30, 2000, there are no items defined as other comprehensive income. For the three and nine months ended November 30, 1999, the only item that would be included in comprehensive income is an unrealized gain of $323,000 related to an investment in common stock. Comprehensive income for the three months ended November 30, 2000 and 1999 totaled approximately $1,753,000 and $2,828,000, respectively. For the nine months ended November 30, 2000 and 1999, comprehensive income totaled approximately $7,425,000 and $7,594,000, respectively.

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

     The following table presents information about the Company's operating segments for the three months ended November 30, 2000 and 1999:


                                                            Domestic           International
                                                            Segment               Segment                 Consolidated
                                                          -----------          --------------             -------------
     1999
     ----
     Revenues:
         Product sales                                $      19,612,045        $      1,983,871           $   21,595,916
         License fees and
         system component revenues                                    -                 572,360                  572,360
                                                      -----------------        ----------------           --------------
         Total revenues                               $      19,612,045        $      2,556,231           $   22,168,276
                                                      =================        ================           ==============
     Segment net income                               $       2,015,092        $        490,019           $    2,505,111
                                                      =================        ================           ==============

     2000
     ----
     Revenues:
         Product sales                                $      19,806,774         $     4,526,250           $   24,333,024
         License fees and
         system component revenues                                    -                  18,700                   18,700
                                                      -----------------         ---------------           --------------
         Total revenues                               $      19,806,774         $     4,544,950           $   24,351,724
                                                      =================         ===============           ==============
     Segment net income                               $       1,067,760         $       684,902           $    1,752,662
                                                      =================         ================          ==============

                                      (6)

        The following table presents information about the Company's operating segments for the nine months ended November 30, 2000 and 1999:

                                                              Domestic             International
                                                              Segment                 Segment                Consolidated
                                                          ------------------     -------------------     --------------------
     1999
     ----
     Revenues:
         Product sales                                     $     61,259,402       $       5,708,396      $         66,967,798
         License fees and
         system component revenues                                        -               1,786,591                 1,786,591
                                                           ----------------       -----------------      --------------------
         Total revenues                                    $    $61,259,402       $       7,494,987      $         68,754,389
                                                           ================       =================      ====================
     Segment net income                                    $      6,154,411       $       1,116,617      $          7,271,028
                                                           ================       =================      ====================

     2000
     ----
     Revenues:
         Product sales                                     $     63,239,781       $      10,643,960      $         73,883,741
         License fees and
         system component revenues                                        -               1,100,418                 1,100,418
                                                           ----------------       -----------------      --------------------
         Total revenues                                    $     63,239,781       $      11,744,378      $         74,984,159
                                                           ================       =================      ====================
     Segment net income                                    $      5,109,151       $       2,316,342      $          7,425,493
                                                           ================       =================      ====================

                                      (7)

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three and nine months ended November 30, 2000 ("fiscal 2001") versus three and nine months ended November 30, 1999 ("fiscal 2000")

Results of Operations

Revenues for the three and nine months ended November 30, 2000 increased by $2,183,000 and $6,230,000, or 10% and 9%, to $24,351,000 and $74,984,000 from
$22,168,000 and $68,754,000, respectively, for the same periods a year earlier. Domestic revenues increased by $194,000 and $1,981,000, or 1% and 3%, for the three and nine months ended November 30, 2000, respectively, to $19,806,000 and $63,240,000 from $19,612,000 and $61,259,000, respectively, for the same periods a year earlier. Revenues from product sales and licensing fees related to international licensing agreements increased by $1,989,000 and $4,249,000, or 78% and 57%, for the three and nine months ended November 30, 2000, respectively, to $4,545,000 and $11,744,000 from $2,556,000 and $7,495,000, respectively, for the same periods a year earlier.

The increase in domestic revenues resulted primarily from an increase of 6% and 8% in the number of LoJack Units sold for the three and nine months ended November 30, 2000, respectively, as compared to the same periods a year earlier. This increase was partially offset by a decrease in the average revenue earned per LoJack Unit sale as a result of volume variable pricing discounts earned by large dealer group customers.

The increase in international revenues for the three months ended November 30, 2000 of $1,989,000 was related to an increase of $2,543,000 from sales of and royalties on the international version of the LoJack Units and related products which were partially offset by a decrease of $554,000 in revenues from the sale of system components and license fees. The increase in international revenues for the nine months ended November 30, 2000 of $4,249,000 was related to an increase of $4,935,000 from sales of and royalties on the international version of the LoJack Units and related products partially offset by a decrease of $686,000 in revenues from the sale of system components and license fees. The decrease in the system component revenues and license fees, which are generally non-recurring in nature, resulted from fewer new licensees. The increase in revenues from the sales of the international version of the LoJack Unit which are generally recurring in nature, were generated primarily from existing licensees.

Cost of goods sold was 50% and 47%, respectively, of revenues for the three and nine months ended November 30, 2000 compared to 47% and 46%, respectively, of revenues for the three and nine months ended November 30, 1999. Domestically, cost of sales for the three months ended November 30, 2000 increased to 48% of related revenues from 46% for the same period a year earlier; the cost of sales for the nine months ended November 30, 2000 increased to 46% of related revenues from 45% for the same period a year earlier. International costs of sales increased to 60% of related revenues for the three months ended November 30, 2000 from 51% a year earlier; the cost of sales for the nine months ended November 30, 2000 increased to 54% of related revenues from 50% a year earlier. International cost of sales fluctuations result from changes in the product and royalty mix of revenues.

Systems costs and research and development increased by $140,000 and $209,000 for the three and nine months ended November 30, 2000, respectively to $624,000 and $1,688,000 from $484,000 and $1,479,000 for the same period a year earlier. Systems costs increased by $105,000 and $288,000 for the three and nine months ended November 30, 2000 as compared with the same periods a year earlier primarily as a result of increased engineering salaries and benefits. Research and development expense increased by $35,000 for the three months ended November 30, 2000; research and development expense decreased by $79,000 for the nine months ended November 30, 2000, primarily as a result of the timing of certain work related to the redesign of the LoJack Unit and other research and development initiatives.

                                      (8)

Approximately $79,000 and $603,000 of product development costs associated with a new feature of the LoJack Unit were capitalized during the three and nine months ended November 30, 2000, respectively, under SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

Marketing expense increased $1,296,000 and $1,159,000 for the three and nine months ended November 30, 2000, respectively, to $5,802,000 and $17,192,000 from $4,506,000 and $16,033,000 for the same periods a year earlier. These increases were related to the increases in media expense of $787,000 and $194,000, respectively, due to the timing of production of advertising and media buy in fiscal year 2001. The additional increase of $509,000 and $965,000, respectively, was the result of an increase in marketing salaries and benefits, an increase in size and quality of sales force, and increase in overall business volume.

General and administrative expense increased by $430,000 and $799,000 for the three and nine months ended November 30, 2000, respectively, to $2,695,000 and $7,756,000 from $2,265,000 and $6,957,000 for the same periods a year earlier. These increases were primarily the result of increases in administrative salaries and benefits.

Depreciation and amortization decreased by $75,000 for the three months ended November 30, 2000 for the same period a year earlier. Depreciation and amortization decreased by $23,000 for the nine months ended November 30, 2000 for the same period a year earlier.

Interest income increased $143,000 and $181,000 for the three and nine months ended November 30, 2000, respectively, to $237,000 and $491,000 from $94,000 and $310,000 for the same periods a year earlier, due to higher average cash balances.

Interest expense increased by $13,000 and $47,000 for the three and nine months ended November 30, 2000, respectively, to $80,000 and $240,000 from $67,000 and $193,000 for the same periods a year earlier, as a result of interest on additional capital leases of installation vehicles.

Gain on sale of fixed assets decreased by $17,000 for the three months ended November 30, 2000, to $45,000 from $62,000 for the same period a year earlier. Gain on sale of fixed assets increased by $95,000 for the nine months ended November 30, 2000, to $153,000 from $58,000 for the same period a year earlier. These fluctuations result from the number of fully depreciated installation vehicles sold during the period in the normal course of business.

Other expense for the nine months ended November 30, 1999 represents the write-off of $481,000 of advances to the Company's German licensee who was experiencing severe financial difficulties and costs incurred related to such advances. The licensee subsequently filed for bankruptcy.

Gain on sale of marketable securities for the nine months ended November 30, 1999 of $864,000 was the sale of the remaining portion of the Company's stock in its United Kingdom licensee.

The provision for income taxes decreased by $482,000 for the three months ended November 30, 2000, to $1,121,000 from $1,603,000 for the same period a year earlier. The provision for income taxes increased by $99,000 for the nine months ended November 30, 2000, to $4,748,000 from $4,649,000 for the same period a year earlier. These fluctuations result from changes in the Company's taxable income during the respective periods. The Company's effective tax rate remained at 39% during both periods.

As a result of the foregoing, net income decreased by $752,000 for the three months ended November 30, 2000, to $1,753,000 from $2,505,000 for the same period a year earlier. Net income increased by $154,000 for the nine months ended November 30, 2000, to $7,425,000 from $7,271,000 for the same period a year earlier.

                                      (9)

Liquidity and Capital Resources

In the nine months ended November 30, 2000 cash and equivalents increased by
$2,919,000.   The overall increase is the result of cash provided by operating activities of $10,326,000 offset by cash used for investing activities of $2,687,000 and cash used for financing activities of $4,720,000. Cash flows provided by operating activities for the nine months ended November 30, 2000 of $10,326,000 was primarily attributed to net income of $7,425,000, depreciation and amortization of $2,921,000, an increase in accounts payable of $1,631,000, an increase in accrued and other liabilities of $1,424,000 and a net decrease in prepaid income taxes of $1,141,000. The increase in accounts payable is
primarily related to the timing of payment to certain vendors.   These increases
are partially offset by an accounts receivable increase of $2,212,000 and an increase in inventories of $1,277,000.

Cash flows from investing activities included expenditures for property and equipment for the nine months ended November 30, 2000 of $2,084,000 (exclusive of additions under capital leases of $1,550,000) and product development costs capitalized of $603,000.

Cash flows used for financing activities included repayment of capital leases of $1,464,000, as well as the repurchase of 447,400 shares of the Company's common stock during the nine months ended November 30, 2000 for $3,468,000. Total cumulative common shares repurchased under the Company's stock repurchase program were 6,841,000 shares as of November 30, 2000. As of November 30, 2000 there are 359,000 additional common shares authorized for repurchase under the Company's existing repurchase program. In December, the board of directors authorized a 2,000,000 share increase in the number of shares the Company may repurchase.

The Company is presently pursuing opportunities to expand its stolen vehicle recovery system to several additional domestic markets which meet the
qualifications set forth in the Company's strategic plan.   The Company expects
that, pending receipt of necessary approvals, certain of these potential expansion markets will become operational during fiscal 2001. The Company's introduction of the planned Telematics product will require capital expenditures. In addition, there will be capital expenditures necessary for additional sources of distribution. The Company expects that it will spend approximately $500,000 on capital expenditures (excluding assets purchased under capital lease agreements) during the remainder of fiscal 2001.

As of November 30, 2000 the Company had working capital of $19,033,000. The Company believes that it can meet its anticipated capital and operating requirements for the remainder of fiscal 2001 and thereafter using existing working capital, cash flow from operations, and if necessary, the Company's $7,500,000 line of credit, which was unused as of November 30, 2000.

The Company's expansion to additional international markets is achieved through licensing agreements and has not in the past required capital investment on the part of the Company.

The Company is also continuing to explore possible investment opportunities, including, but not limited to, possible acquisitions of, or investments in, other companies.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board released SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. This statement requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The statement will be effective for the Company commencing March 1,

                                     (10)

2001. Management is currently evaluating the effect of adopting SFAS No. 133, as amended, and does not believe that its adoption will have a material effect on the Company's financial position or results of operations.

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

Quantitative and Qualitative Disclosures About Market Risk

The Company has limited exposure to market risk due to the nature of its financial instruments. The Company's financial instruments at February 29, 2000 and November 30, 2000 consist of cash and equivalents, accounts receivable, accounts payable, deposits, accrued liabilities, and capital lease obligations. The fair value of these financial instruments as of February 29, 2000 and November 30, 2000 approximate its carrying values.

The Company's interest rate exposure is limited primarily to interest rate changes on its $7,500,000 variable rate line-of-credit facility. Any outstanding amounts under the facility are presumed to approximate market value, as the facility's interest rate will adjust accordingly with market rates. An immediate adverse change in market interest rates would not have any effect on the Company's interest expense, as there are no borrowings under the facility during fiscal 2001. In addition, the Company does not have any foreign currency exposure as it does not have foreign subsidiaries and all amounts are transacted in U.S. dollars.

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

                                             LoJack Corporation
                                             ------------------
                                             Registrant

        January 15, 2001                     /s/ Joseph F. Abely
        ----------------                     -------------------
        Date                                 Joseph. F. Abely
                                             President and Chief
                                             Operating Officer

        January 15, 2001                     /s/ Keith Farris
        ----------------                     ----------------
        Date                                 Keith Farris
                                             Chief Financial Officer

                                      (13)