Form 10-K
period 2001-02-28
LOJACK CORP
filed 2001-06-11
CIK 355777

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K

(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 28, 2001 or
[_] Transition Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _______ to

Commission File No. 1-8439


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

Securities registered pursuant to Section 12(b) of the Act:  None

                         Common Stock, $.01 par value
                        Preferred Share Purchase Rights
                               (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

The aggregate market value of the Common Stock of the registrant held by non-affiliates was approximately $60,843,000 as of May 25, 2001.

As of May 25, 2001, there were issued and outstanding 15,432,161 shares of the registrant's Common Stock, $.01 par value.

--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended February 28, 2001 (Items 5, 6, 7, 7(a), 8 and 14(a)(1))

(2) Portions of the definitive Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on July 18, 2001 (Items 10, 11, and 12)

                              LOJACK CORPORATION

Securities and Exchange Commission
Item Number and Description                                                                          Page
---------------------------                                                                          ----
                                    PART I

ITEM    1.     Business.............................................................................   1

ITEM    2.     Properties...........................................................................   6

ITEM    3.     Legal Proceedings....................................................................   7

ITEM    4.     Submission of Matters to a Vote of Security Holders..................................   7

                                    PART II


ITEM    5.     Market for the Registrant's Common Equity and Related Stockholder Matters............   7

ITEM    6.     Selected Financial Data..............................................................   7

ITEM    7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................................................   7

ITEM    7(a).  Quantitative and Qualitative
               Disclosures about Market Risk........................................................   7

ITEM    8.     Financial Statements and Supplementary Data..........................................   7

ITEM    9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..................................................   7

                                   PART III

ITEM    10.    Directors and Executive Officers of the Registrant...................................   8

ITEM    11.    Executive Compensation...............................................................   8

ITEM    12.    Security Ownership of Certain Beneficial Owners and Management.......................   8

ITEM    13.    Certain Relationships and Related Transactions.......................................   8

                                   PART IV

ITEM 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K......................   8

SIGNATURES..........................................................................................  12
INDEX TO AUDITORS' REPORT AND FINANCIAL STATEMENT SCHEDULE..........................................  13

In as much as the calculation of shares of the registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the registrant's best good faith estimate for purposes of this annual report on Form 10-K, and the registrant disclaims that such figure is binding for any other purpose. The aggregate market value of Common Stock indicated is based upon the last traded price of the Common Stock as reported by NASDAQ on May 21, 2001. All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 10% of registrant's Common Stock, as disclosed herein, were considered for purposes of this disclosure to be held by affiliates.

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

The LoJack System is comprised of a Registration System maintained and operated by LoJack; a Sector Activation System and Police Tracking Computers operated by law enforcement officials (the "Law Enforcement Components"); and the LoJack Unit, a VHF (very high frequency) transponder sold to consumers. The LoJack System is designed to be integrated into existing law enforcement computers and telecommunication networks and procedures. If a car equipped with a LoJack Unit is stolen, its owner reports the theft as usual to the local police department. Existing law enforcement computer and communication networks and procedures operate in the normal manner for a report of a stolen vehicle. If the theft involves a vehicle equipped with a LoJack Unit and is reported in a jurisdiction where the Lojack System is operational, a unique radio signal will be transmitted automatically to the LoJack Unit in the stolen vehicle activating its tracking signal. The tracking signal emitted from the LoJack Unit can be detected by the Police Tracking Computer installed in police patrol cars and aircraft throughout the coverage areas and used to lead law enforcement officers to the stolen vehicle. The Company also sells conventional vehicle security devices, which may be purchased as options with the LoJack Unit.

OPERATION OF THE LOJACK SYSTEM IN THE UNITED STATES

Under agreements with state police agencies, LoJack generally furnishes the Law Enforcement Components for distribution to state, county, and municipal law enforcement agencies for a nominal rent. The installation, testing and maintenance of the Law Enforcement Components are primarily the responsibility of LoJack. LoJack or a LoJack subsidiary generally owns the Law Enforcement Components. The respective state, county or city law enforcement agency provides the necessary staff to operate the LoJack System as required during the term of each such agreement. The agreements with the applicable law enforcement agencies are generally for initial terms of up to five years. To date, any such agreements which have expired have been renewed or are in the process of renewal. Renewal or extension of any such agreement may be subject to competitive bidding. The Company has no legal obligation to retail customers to provide ongoing systems support and maintenance or to refund any of the purchase price if these contracts expire and are not renewed, or are terminated either by LoJack or by the local law enforcement agencies.

The LoJack System has been implemented in all or a portion of each of the following domestic jurisdictions pursuant to agreements with applicable law enforcement agencies:

               Jurisdiction                                  Date Operational
               ------------                                  ----------------

               Massachusetts                                 July 1986
               Rhode Island                                  June 1994
               Connecticut                                   April 1995
               New York                                      June 1994
               New Jersey                                    March 1990
               Pennsylvania                                  March 1997
               Delaware                                      March 1998
               Maryland                                      February 1997
               Virginia                                      August 1993
               District of Columbia                          September 1994
               Georgia                                       August 1992
               Florida:
                  Dade, Broward,
                  Palm Beach and surrounding areas;          December 1988
                  St. Lucie and Martin
                  Counties, and surrounding areas;           December 1991
                  Tampa, St. Petersburg and
                  surrounding areas in West Florida; and     July 1994
                  Orlando and surrounding area               April 1996
                  Ft Myers;                                  April 1999

                  Jacksonville                                  August 1999
               Michigan                                         April 1990
               Illinois                                         November 1990
               Texas:
                  Dallas                                        May 1997
                  Houston                                       April 1998
                  San Antonio and Austin                        May 2000
               California:
                  Los Angeles County                            July 1990
                  San Diego and Orange County                   June 1995
                  San Bernadino, and Riverside                  March 1997
                  Ventura County                                April 1998
                  San Francisco and San Jose Counties           March 2000
                  Northern California                           March 2000
               Arizona                                          July 1998
               New Hampshire                                    June 1998
               Nevada                                           December 2000
               Louisiana:                                       February, 2001
                  New Orleans                                   March 2001

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

THE LOJACK SYSTEM

The LoJack System consists of four basic components:

        1.  LoJack Unit
        2.  Police Tracking Computer
        3.  Sector Activation System
        4.  Registration System

The LoJack Unit. The LoJack Unit is the consumer component of the LoJack System and is installed in a purchaser's motor vehicle. The LoJack Unit consists of a VHF transponder, a microprocessor based computer, and a modem. The computer's memory contains a set of codes unique to the particular LoJack Unit and the vehicle in which it is installed. The microprocessor activates the Unit's transmitter upon receipt of its unique activation code from the Sector Activation System. Since each LoJack Unit has its own unique activation code and reply code, the microprocessor responds only upon receipt of the appropriate code. An activated LoJack Unit will continue to broadcast its reply code until it receives a properly coded message to stop. That message is sent automatically upon entry of information in the police computer system that the police have recovered the vehicle. All transmissions are made on a nationwide radio frequency allocated by the Federal Communications Commission ("FCC") as a law enforcement radio service.

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

For each vehicle equipped with a LoJack Unit, the SAC contains the vehicle identification number ("VIN") assigned by the vehicle's manufacturer, and the activation, deactivation, and reply codes for the LoJack Unit installed in that vehicle. The SAC also controls the SAT network, causing activation, speed-up, and deactivation commands to be broadcast at appropriate times during the stolen vehicle activation and recovery sequence.

The SAS was designed to function with existing law enforcement computer and telecommunication systems and procedures. Routine and normal processing of a stolen vehicle report activates the SAS, even if the person reporting the theft and the officer responding are unfamiliar with the LoJack System.

When the VIN of a stolen vehicle is entered into the existing police computer system, it is compared automatically to those contained in the SAC database. If a match is found, the SAC causes the SAT network to broadcast the appropriate activation command. Police officers who receive the corresponding reply code through their PTC's call dispatch and receive a description of the transmitting vehicle. After recovery, the officer reports to dispatch, which enters the vehicle as recovered. That routine entry into the police computer causes the SAS to transmit a deactivate command, which returns the LoJack Unit to its original state.

Registration System. The Registration System is a proprietary method of assigning digital codes to be transmitted and received by LoJack Units in such manner that unique activation codes are permanently correlated with the unique VIN assigned to the vehicle in which the LoJack Unit has been installed.

MARKETING AND DISTRIBUTION OF LOJACK UNITS - UNITED STATES

LoJack's marketing approach focuses on franchised new car dealers who will offer the LoJack Unit as an option on both their new and used car sales. LoJack also markets conventional vehicle security devices.

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

The Company has made, and in the future may make direct investments in the operations of foreign licensees. In accordance with SEC staff Accounting Bulletin No. 101, beginning in fiscal 2001, the Company recognizes up-front international license fee revenues over the initial term of the license, typically ten years. Prior to fiscal 2001, non-refundable fees received in connection with the granting of international licenses to implement and operate components of the LoJack System were generally recognized upon the receipt of the fees, or in the case of deposits, once they became non-refundable.

As of February 28, 2001, the Company had licensees operating stolen vehicle recovery systems using LoJack's technology in the following countries:
Argentina, Brazil, Colombia, Ecuador, Greece, Hong Kong, Kenya, Korea, Mexico, Mozambique, Nigeria, Panama, Poland, Russia, South Africa, Swaziland, Trinidad and Tobago, Uganda, United Kingdom, and Venezuela. The Company also has entered into agreements to license the use of LoJack's technology in other countries. However the date for commencement of operations in these countries has not been set, as their ability to operate may be subject to the licensees obtaining adequate financing as well as certain governmental approvals which may be time consuming or may not be obtained. The Company is also pursuing similar agreements for other countries.

Approximately 16% of the Company's revenues in fiscal 2001 were derived from exports. These revenues were comprised of product sales and licensing revenues from unaffiliated customers in foreign countries. Most of the Company's foreign product sales are covered by letters of credit, are insured through EXIM Bank, or require payment in advance from the licensee. (See Note 8 and 9 to the Notes to Financial Statements which are included in LoJack's 2001 Annual Report which is filed as Exhibit 13 hereto.)

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

AUTOMOBILE INSURANCE BENEFITS

Management considers automobile insurance premium discounts to be an inducement for the purchase of LoJack Units by vehicle owners. The application of insurance premium discounts, which are generally applied to the vehicle owner's comprehensive insurance, varies from state to state and, in some cases, from insurance company to insurance company. For example, insurance regulations in some states, such as Massachusetts, Rhode Island, New York and New Jersey, provide for mandated insurance discounts for automobiles protected by automobile security systems. In other states, such as California, where the granting of such discounts is not regulated, the determination is made by individual insurance carriers. Currently, insurance discounts, which vary from state to state, and nationally by certain insurance carriers, provide for discounts of up to 35% on comprehensive insurance premiums for vehicles equipped with a vehicle recovery and anti-theft device. The Company will continue to work on legislative initiatives in states where the LoJack System is operational which would establish or increase discounts available to vehicle owners who install the LoJack Unit. Additionally, the Company is working directly with the insurance industry to explore the feasibility of initiating marketing programs directly with insureds. Since the insurance industry is, in general, heavily regulated, the process of seeking voluntary or mandatory discounts for vehicles may involve significant time and effort by LoJack.

PRODUCT WARRANTY

LoJack warrants to consumers that the LoJack Unit will be free from defects in material or workmanship for a period of two years, subject to extension at the customer's option for an additional charge. LoJack also warrants to original purchasers of LoJack Units that if their LoJack equipped vehicle is stolen in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time that the theft is reported to the police, LoJack will pay the consumer an amount equal to the full purchase price of the LoJack Unit up to a maximum of $595.

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

COMPETITION

Several competitors or potential competitors are marketing or have announced the development of products, including those which are GPS-based, which claim to have stolen vehicle tracking features that may be directly competitive with the LoJack System. To the knowledge of management, none are compatible with the LoJack System, and none are proposed to be operated or actively monitored exclusively by law enforcement agencies as is the LoJack System. Additionally, most of these potential competitors require the consumer to pay recurring fees for their service, which LoJack does not.

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

RESEARCH AND DEVELOPMENT

During fiscal years 2001, 2000, and 1999 the approximate amounts spent by LoJack on company-sponsored research and development activities were $1,073,000, $1,057,000, and $400,000, respectively. In addition, software product development costs of approximately $535,000 in fiscal 2001 and $291,000 in fiscal 2000 were capitalized.

EMPLOYEES

As of February 28, 2001, the Company and its subsidiaries had a total of 562 full-time employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Company's executive officers is set forth below.

        Name                 Age    Title
        ----                 ---    -----

        Ronald J. Rossi      61     Chairman and Chief Executive Officer

        Joseph F. Abely      48     President, Treasurer and Chief Operating
                                    Officer

        William R. Duvall    49     Senior Vice President (Operations and
                                    Technical Development)

        Peter J. Conner      60     Vice President (Government Relations)

        Kevin M. Mullins     46     Vice President (Sales and Marketing)

        Keith E. Farris      53     Vice President Finance and Chief Financial
                                    Officer

Mr. Rossi joined LoJack in November 2000 and was appointed Chief Executive Officer effective March 1, 2001. He became a director and was elected Chairman of the Board effective May 21, 2001. Prior to joining LoJack, Mr. Rossi spent 35 years with the Gillette Company, progressing through a variety of management positions in sales, marketing, and general management in the United States, Canada and Puerto Rico. Mr. Rossi served as President of Oral-B Worldwide, a Gillette Company, from 1998 to 2000. From 1988 to 1998 he was President of Gillette North America; previous positions include President of Gillette Canada and President of Braun/Canada. Mr. Rossi is also a member of the board of the Mentor Corporation and has served on the executive board of the Massachusetts Bay Red Cross, the board of the New England Sports Museum, and as chairman of the Canadian Cosmetic and Toiletry Fragrance Association.

Mr. Abely joined LoJack in October 1988 as Senior Vice President and Chief Financial Officer. He was named President and Chief Operating Officer in January 1996 and a director in November 2000. From 1976 until October 1988, Mr. Abely was employed by the accounting firm of Deloitte Haskins & Sells, where he served as a partner from 1985. Mr. Abely is a Certified Public Accountant.

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

Mr. Farris joined LoJack in October 2000 as Vice President of Finance, Chief Financial Officer. From 1996 to 2000, Mr. Farris served as Vice President of Finance, Chief Financial Officer of Arkwright, Inc., a manufacturer of digital imaging supplies. From 1981 to 1996, Mr. Farris held various financial management positions at Digital Equipment Corporation. Mr. Farris is a Certified Public Accountant.

Each executive officer is elected for a term scheduled to expire at the meeting of Directors following the annual meeting of Stockholders or until a successor is duly chosen and qualified. There are no arrangements or understandings pursuant to which any executive officer was or is to be selected for election or reelection. There are no family relationships among any Directors or executive officers.

ITEM 2 - PROPERTIES

The Company's executive offices are located at 333 Elm Street, Dedham, Massachusetts, under a lease for such space expiring in May 2001. The Company has extended its occupancy through August 31, 2001. In addition, the Company leases various facilities in Arizona, Massachusetts, New Jersey, Pennsylvania, Michigan, California, Illinois, Georgia, Virginia, Florida and Texas under operating leases whose terms expire from 2000 to 2004. The leases contain renewal options ranging from two to five years. Because the Company's operations do not require any special facilities, the Company does not anticipate any difficulty in finding space adequate for its purposes at reasonable rates, should the need arise. The Company believes that its facilities are adequate for its operations.

ITEM 3 - LEGAL PROCEEDINGS

There was no material litigation during fiscal 2001.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section entitled "Market for Registrant's Common Equity and Related Stockholder Matters" of the Company's 2001 Annual Report, which is filed herewith as Exhibit 13.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the section entitled "Selected Financial Data" of the Company's 2001 Annual Report, which is filed herewith as Exhibit 13.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's 2001 Annual Report, which is filed herewith as Exhibit 13.

ITEM 7(a) - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's 2001 Annual Report, which is filed herewith as Exhibit 13.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the consolidated financial statements of the Company (including the notes thereto) and the independent auditors' report thereon appearing in the Company's 2001 Annual Report, which is filed herewith as Exhibit 13.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G (3) of Form 10-K and instruction 3 to Item 401(b), the information required by this item concerning executive officers is set forth in Part I, Item 1 under the heading "Executive Officers of the Registrant" and information concerning Directors is incorporated by reference to the sections entitled "Proposal No. 1- Election of Directors" and "Board of Directors" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held July 18, 2001.

The discussion under "Section 16-a Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held July 18, 2001 the information with respect to any delinquent filings of reports pursuant to Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 18, 2001 under the heading "Executive Compensation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 18, 2001 under the heading "Principal and Management Stockholders."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)


               (1) Consolidated Financial Statements
                   ---------------------------------

               The following financial statements of the Company and the report of the independent auditors are incorporated by reference to the Company's 2001 Annual Report:
               Consolidated Balance Sheets
               Consolidated Statements of Income
               Consolidated Statements of Stockholders' Equity
               Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements
               Independent Auditors' Report Relating to the Consolidated Financial Statements (and notes thereto)

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

3A. Restated Articles of Organization (incorporated by reference to Exhibit 3A filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (the "1994 Form 10-K"))
3B. Amended By-Laws (incorporated by reference to exhibit 3B filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1992 (the "1992 Form 10-K"))
4A. Specimen Share Certificate (incorporated by reference to exhibit 4A to File No. 2-74238-B)
4A1.     Amended Specimen Share Certificate (incorporated by reference to exhibit 4B to File No. 2-98609)
10A. Supply Agreement with Motorola (incorporated by reference to exhibit 10J to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1996 (the "1986 Form 10-K"))
10B. Agreement with the City of Los Angeles dated March 9, 1989 (incorporated by reference to exhibit 10K to File No. 33-27457)
10C. Contract between the State of Michigan and LoJack Corporation dated as of April 24, 1989 (incorporated by reference to exhibit 10O filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (the "1990 Form 10-K")
10D. Agreement between LoJack Corporation and the Illinois State Police dated as of August 23, 1990 (incorporated by reference to exhibit 10P to the 1990 Form 10-K)
10E.++ 1985 Non-Qualified Stock Option Plan, as amended (incorporated by reference to exhibit 10F to the 1992 Form 10-K)
10F.++ Directors' Compensation Plan (incorporated by reference to exhibit 10G to the 1992 Form 10-K)
10G.++ LoJack Corporation Restated and Amended Stock Incentive Plan (incorporated by reference to Exhibit 10H to the 1994 Form 10-K)
10H.++ Amendment Number One to Restated and Amended Stock Incentive Plan (incorporated by reference to Exhibit 10ss filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996 (the "1996 Form 10-K")
10I.++   Amendment Number Two to Restated and Amended Stock Incentive Plan
10J. Form of Agreement with respect to options granted to certain officers and employees (incorporated by reference to exhibit 10H to File No. 33-27457)
10K. Lease Agreement LoJack Sector Activation System dated February 23, 1988 between Recovery Systems, Inc. and the Florida Department of Motor Vehicles (incorporated by reference to exhibit 10K to the 1992 Form 10-K)
10L. Accepted Proposal by LoJack Corporation to the Massachusetts Department of Public Safety (incorporated by reference to exhibit 10F to File No. 2-74238-B)
10M. Lease Agreement between Auto Recovery Systems, Inc. and the State of New Jersey dated July 31, 1989 (incorporated by reference to exhibit 10M to 1992 Form 10-K)

10N. Loan Agreement dated December 10, 1993 among The First National Bank of Boston and LoJack Corporation, LoJack Midwest Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc. and CarSearch Corporation (incorporated by reference to Exhibit 10N to the 1994 Form 10-K)
10O. Lease Agreement Number VA-901212-LOJ between LoJack Corporation and the Commonwealth of Virginia dated September 17, 1991 (incorporated by reference to exhibit 10W to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (the "1993 Form 10-K"))
10P. Lease Agreement between LoJack Corporation and the State of Georgia Department of Public Safety dated June 6, 1991 (incorporated by reference to exhibit 10X to the 1993 Form 10-K)
10Q.++ Form of Senior Management Option (incorporated by reference to exhibit 10Z to 1993 Form 10-K)
10R. License, Trademark and Supply Agreement dated July 16, 1992, by and between Carsearch Corporation, a subsidiary of LoJack Corporation, and Secar, Ltd. Kutuzovovn, Bratislava, Czechoslovakia (incorporated by reference to exhibit 10aa to the 1993 Form 10-K)
10S. Patent License and Ancillary Know-How Agreement dated December 30, 1991, and Second Amendment (relating to the Patent, License and Know-How Agreement of December 30, 1991), dated January 29, 1993, (the Second Amendment incorporates by reference the First Amendment to the Patent, License and Know-How Agreement dated April 27, 1992 which is superseded), each by and between LoJack Corporation and Stolen Vehicle Recovery Systems Limited, Aylesbury, Buckingham, UK (incorporated by reference to exhibit 10bb to the 1993 Form 10-K)
10T. Agreement dated January 21, 1994 between the New York Division of State Police and LoJack Corporation (incorporated by reference to Exhibit 10aa to the 1994 Form 10-K)
10U. Memorandum of Understanding dated July 29, 1993 with the District of Columbia Metropolitan Police Department (incorporated by reference to
         Exhibit 10cc filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (the "1995 Form 10-K")
10V. Memorandum of Understanding dated February 28, 1994 with Rhode Island State Police (incorporated by reference to Exhibit 10dd to the 1995 Form 10-K)
10W. Contract dated July 15, 1993 with the State of Connecticut (incorporated by reference to Exhibit 10ee to the 1995 Form 10-K)
10X. License, Trademark, and Supply Agreement dated October 13, 1994 between LoJack International Corporation and Tracker Vehicle Location Systems
         (PTY) Ltd., Cape Town, South Africa (incorporated by reference to
         Exhibit 10nn to the 1995 Form 10-K)
10Y. Patent License and Ancillary Know-How Agreement dated November 30, 1994 between LoJack International Corporation and LoJack Italia, Bologna, Italy (incorporated by reference to Exhibit 10pp to the 1995 Form 10-K)
10Z. License and Supply Agreement dated April 25, 1995 between LoJack International Corporation and United States Consolidated Technologies Corporation (incorporated by reference to Exhibit 10qq to the 1995 Form 10-K)
10aa. Second Amendment to Loan Agreement dated as of February 20, 1996 among The First National Bank of Boston and LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc. and LoJack Holdings Corporation (incorporated by reference to Exhibit 10tt to the 1996 Form 10-K)
10bb. Trademark and Supply Agreement dated August 15, 1995 between LoJack International and CarTrack Kenya Limited, Nairobi, Kenya (incorporated by reference to Exhibit 10yy to the 1996 Form 10-K)
10cc. Third Amendment to Loan Agreement dated as of October 31, 1996 among The First National Bank of Boston and LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc. , LoJack Holdings Corporation and LoJack Venture Corporation (incorporated by reference to Exhibit 10jj to the Company's Annual Report on the Form 10-K for the fiscal year ended February 28, 1997 (the "1997 Form 10-K)
10dd. Fourth Amendment to Loan Agreement dated as of February 28, 1997among The First National Bank of Boston and LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdings Corporation, and LoJack Venture Corporation (incorporated by reference to Exhibit 10ll to the 1997 Form 10-K)
10ee. License, Trademark and Supply Agreement dated September 10, 1996 between LoJack International and S1 Corporation, Seoul, Korea (incorporated by reference to Exhibit 10nn to the 1997 Form 10-K)
10ff. Agreement dated September 1, 1996 between LoJack Corporation and the Texas Department of Public Safety (incorporated by reference to Exhibit 10oo to the 1997 Form 10-K)
10gg. Agreement between Commonwealth of Pennsylvania, Pennsylvania State Police and LoJack Corporation dated May 14, 1996 (incorporated by reference to Exhibit 10pp to the 1997 Form 10-K)
10hh. Agreement between the Maryland Department of State Police and LoJack Corporation dated November 8, 1996 (incorporated by reference to
         Exhibit 10qq to the 1997 Form 10-K)
10ii. Fifth Amendment to Loan Agreement dated February 28, 1998 among BankBoston N. A. and LoJack Corporation, LoJack International Corporation, LoJack New Jersey Corporation, Recovery Systems Inc., LoJack

         Holdings Corporation, LoJack Venture Corporation, LoJack of Pennsylvania Corporation, and LoJack FSC, Ltd. (incorporated by reference to Exhibit 10uu to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 (the "1998 Form 10-K"))
10jj.    Sixth Amendment to Loan Agreement dated May 26, 1999 among BankBoston
         N. A. and LoJack Corporation, LoJack International Corporation, LoJack New Jersey Corporation, Recovery Systems Inc., LoJack Holdings Corporation, LoJack Venture Corporation, LoJack of Pennsylvania Corporation, LoJack Arizona LLC, LoJack Recovery Systems Business Trust and LoJack FSC, Ltd. (incorporated by reference to Exhibit 10ww to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 (the "1999 Form 10-K"))
10kk. Fifth Amended and Restated Revolving Credit and Term Note payable to the order of BankBoston N.A.dated as of May 26, 1999 in the amount of $7,500,000 made by LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdings Corporation, LoJack Venture Corporation, and LoJack of Pennsylvania Corporation, LoJack of Arizona LLC, LoJack Recovery Systems Business Trust and LoJack FSC, Ltd. (incorporated by reference to Exhibit 10xx to the 1999 Form 10-K)
10ll.*   Employment Agreement with Ronald J. Rossi dated November 20, 2000.
13.*     2001 Annual Report to Stockholders
21.*     Subsidiaries of the Registrant
23.*     Consent of Deloitte & Touche LLP
99.* "Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995


_________________
* Indicates an exhibit which is filed herewith.
++ Indicates an exhibit which constitutes an executive compensation plan.

        (b)    Reports on Form 8-K:
        No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Dedham, Commonwealth of Massachusetts, on the eighth day of June 2001.

                               LOJACK CORPORATION
                               (Registrant)


                               BY: /s/ Ronald J. Rossi
                                  --------------------
                                  Ronald  J. Rossi
                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the date indicated.

Signature               Capacity                                    Date
---------               --------                                    ----

/s/ Ronald J. Rossi     Director, Chairman, and Chief Executive     June 8, 2001
-------------------     Officer
Ronald J. Rossi         (Principal Executive Officer)


/s/ Joseph F. Abely     Director, President and Chief Operating     June 8, 2001
-------------------     Officer, Treasurer
Joseph F. Abely


/s/ Robert J. Murray    Director                                    June 8, 2001
--------------------
Robert J. Murray


/s/ Lee T. Sprague      Director                                    June 8, 2001
------------------
Lee T. Sprague


/s/ Larry C. Renfro     Director                                    June 8, 2001
-------------------
Larry C. Renfro


/s/ Harvey Rosenthal    Director                                    June 8, 2001
--------------------
Harvey Rosenthal


/s/ John H. MacKinnon   Director                                    June 8, 2001
---------------------
John H. MacKinnon


/s/ Keith E. Farris     Vice President of Finance and Chief         June 8, 2001
-------------------     Financial Officer (Principal Financial
Keith E. Farris         and Accounting Officer)

    INDEX TO INDEPENDENT AUDITORS' REPORT AND FINANCIAL STATEMENT SCHEDULE

                                                                                                   PAGE
Independent Auditors' Report Relating to the Financial Statement Schedule.........................   F-1

Schedule II - Valuation and Qualifying Accounts...................................................   F-2

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of LoJack Corporation:

We have audited the consolidated financial statements of LoJack Corporation and subsidiaries as of February 28, 2001 and February 29, 2000, and for each of the three years in the period ended February 28, 2001, and have issued our report thereon dated May 24, 2001 (which expresses an unqualified opinion and includes an explanatory paragraph referring to a change in accounting principle discussed in Note 1 to the Consolidated Financial Statements); such consolidated financial statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of LoJack Corporation, listed in Item 14 (a) (2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
May 24, 2001

                                                                     SCHEDULE II

LOJACK CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
--------------------------------------------------------------------------------

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
ALLOWANCE FOR DOUBTFUL
   ACCOUNTS:
     For the year ended:
      February 28, 2001         $  630,382       $ 241,901      $  (270,711) (1)        $  601,572
                                ==========       =========      ===========             ==========

      February 29, 2000         $  526,537       $ 212,290      $  (108,445) (1)        $  630,382
                                ==========       =========      ===========             ==========

      February 28, 1999         $  579,187       $  99,103      $  (151,753) (1)        $  526,537
                                ==========       =========      ===========             ==========

WARRANTY RESERVE:
     For the year ended:
      February 28, 2001         $  484,264       $  98,388      $  (123,740)            $  458,912
                                ==========       =========      ===========             ==========

      February 29, 2000         $  476,966      $  168,476      $  (161,178)            $  484,264
                                ==========       =========      ===========             ==========

      February 28, 1999         $  482,731      $  185,584      $  (191,349)            $  476,966
                                ==========       =========      ===========             ==========

(1) Net accounts written off