Form 10-Q
period 2001-05-31
LOJACK CORP
filed 2001-07-16
CIK 355777

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q


     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended May 31, 2001

                                      OR

     ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES ACT OF 1934

     For the transition period from ______________  to _______________.

     Commission File Number 1-8439

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     There were 15,422,461 shares issued and outstanding of $.01 par value, common stock, as of July 9, 2001.

                      LOJACK CORPORATION AND SUBSIDIARIES
                                     INDEX

                                                                                            PAGE
                                                                                            ----
Part I.  Financial Information
     Item 1. Financial Statements
             Consolidated Balance Sheets:
               May 31, 2001 and February 28, 2001........................................    1

             Consolidated Statements of Operations:
               Three Months Ended May 31, 2001 and 2000..................................    2

             Consolidated Statements of Cash Flows:
               Three Months Ended May 31, 2001 and 2000..................................    3

             Notes to Consolidated Financial Statements..................................    4

     Item 2. Management's Discussion and Analysis of Results
               of Operations and Financial Condition.....................................    6

     Item 3. Quantitative and Qualitative Disclosures
               About Market Risk.........................................................    8


Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K............................................    9

            Signatures...................................................................   10

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
      (in thousands)


                                                       MAY 31,       FEBRUARY 28,
                                                        2001             2001
                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents...............................   $ 11,316         $  7,989
Accounts receivable - net..........................     15,028           12,943
Inventories........................................      3,987            4,592
Prepaid expenses and other.........................        435              462
Prepaid  income taxes..............................        660            1,371
Deferred income taxes..............................      1,764            1,306
                                                     ---------        ---------
    Total current assets...........................     33,190           28,663

PROPERTY AND EQUIPMENT - Net.......................     10,402           10,490

DEFERRED INCOME TAXES..............................      1,505            1,691

OTHER ASSETS - Net.................................      1,417            1,311
                                                     ---------        ---------
TOTAL..............................................   $ 46,514         $ 42,155
                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease
   obligations.....................................   $  1,359         $  1,504
Accounts payable...................................      3,705            2,072
Accrued and other liabilities......................      3,017            1,388
Current portion of deferred revenue................      3,177            2,849
Accrued compensation...............................      1,576            2,092
                                                     ---------        ---------
    Total current liabilities......................     12,834            9,905
                                                     ---------        ---------

ACCRUED COMPENSATION...............................        849              906
                                                     ---------        ---------

DEFERRED REVENUE...................................      8,861            8,421
                                                     ---------        ---------

CAPITAL LEASE OBLIGATIONS..........................        851            1,087
                                                     ---------        ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; authorized,
  35,000,000 shares; issued, 22,494,581 and
  22,517,281 shares at May 31, 2001 and
   February 28, 2001, respectively.................        225              225
Additional paid-in-capital.........................     60,939           60,939
Retained earnings..................................     32,367           30,168
Treasury stock, at cost, 7,083,100
 and 6,939,2000 shares of common stock at
 May 31, 2001 and February 28, 2001,
 respectively......................................    (70,412)         (69,496)
                                                     ---------        ---------
    Total stockholders' equity.....................     23,119           21,836
                                                     ---------        ---------
TOTAL..............................................   $ 46,514         $ 42,155
                                                     =========        =========

See notes to consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
  (in thousands, except share and per share amounts)


                                                                                        THREE MONTHS ENDED
                                                                                            (Unaudited)
                                                                                   MAY 31,                MAY 31,
                                                                                    2001                   2000
                                                                                 -----------            -----------
                                                                                                        (restated)
Revenues....................................................................     $    24,547            $    24,486

Cost of goods sold:
Product and installation costs..............................................          11,958                 11,074
Systems costs (exclusive of depreciation shown below).......................             347                    266
                                                                                 -----------            -----------
   Total....................................................................          12,305                 11,340

Gross margin................................................................          12,242                 13,146
                                                                                 -----------            -----------
Costs and expenses:
Research and development....................................................             528                    175
Marketing...................................................................           4,738                  5,869
General and administrative..................................................           3,102                  2,414
Depreciation and amortization...............................................             487                    480
                                                                                 -----------            -----------
   Total....................................................................           8,855                  8,938
                                                                                 -----------            -----------
Operating income ...........................................................           3,387                  4,208
                                                                                 -----------            -----------

Other income (expense):
Interest income.............................................................             120                     99
Interest expense............................................................             (64)                   (78)
Gain on sale of fixed assets..............................................                47                     58
                                                                                 -----------            -----------
   Total....................................................................             103                     79
                                                                                 -----------            -----------
Income before provision
 for income taxes...........................................................           3,490                  4,287
Provision for income taxes..................................................           1,291                  1,672
                                                                                 -----------            -----------
Income before cumulative effect of a change in
  accounting principle......................................................           2,199                  2,615

Cumulative effect of a change in accounting principle.......................               -                 (2,978)
                                                                                 -----------            -----------

Net income (loss)...........................................................     $     2,199            $      (363)
                                                                                 ===========            ===========

Basic earnings (loss) per share:
Before cumulative effect of change in accounting principle..................     $      0.14            $      0.16
Cumulative effect of a change in accounting principle.......................               -                  (0.18)
                                                                                 -----------            -----------
After cumulative efect of change in accounting principle....................     $      0.14            $     (0.02)
                                                                                 ===========            ===========

Diluted earnings (loss) per share:
Before cumulative effect of change in accounting principle..................     $      0.14            $      0.16
Cumulative effect of change in accounting principle.........................               -                  (0.18)
                                                                                 -----------            -----------
After cumulative efect of change in accounting principle....................     $      0.14            $     (0.02)
                                                                                 ===========            ===========

Weighted average shares:
Basic.......................................................................      15,483,836             16,080,981
                                                                                 ===========            ===========
Diluted.....................................................................      16,091,394             16,781,068
                                                                                 ===========            ===========

See notes to consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                (in thousands)


                                                                THREE MONTHS ENDED
                                                                    (Unaudited)
                                                                 MAY 31,    MAY 31,
                                                                  2001       2000
                                                            --------------------------
                                                                          (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)..........................................     $ 2,199    $  (363)

 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Cumulative effect of change in accounting principle......           -      2,978
   Deferred revenue recognized..............................        (727)      (620)
   Depreciation and amortization............................       1,046      1,007
   Provision for doubtful accounts..........................          45        (17)
   Deferred income taxes....................................        (272)      (164)
   Increase (decrease) in cash from changes in
    assets and liabilities:
     Accounts receivable....................................      (2,130)      (438)
     Inventories............................................         605       (552)
     Prepaid expenses and other.............................          27        (69)
     Prepaid income taxes...................................         711        862
     Other assets...........................................        (102)        25
     Accounts payable.......................................       1,633      3,497
     Accrued and other liabilities..........................       2,551        993
                                                                 -------    -------
      Net cash provided by operating activities.............       5,586      7,139
                                                                 -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for property and equipment - net..............        (828)      (722)
 Expenditures for product development.......................         (35)      (328)
                                                                  -------    -------
     Net cash used for investing activities.................        (863)    (1,050)
                                                                  -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of stock options..................................           -        117
 Repayment of capital lease obligations.....................        (480)      (469)
 Repurchase of common stock.................................        (916)      (143)
                                                                 -------    -------

     Net cash used for financing activities.................      (1,396)      (495)
                                                                 -------    -------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS.................       3,327      5,594

BEGINNING CASH AND EQUIVALENTS..............................       7,989      6,023
                                                                 -------    -------

ENDING CASH AND EQUIVALENTS.................................     $11,316    $11,617
                                                                 =======    =======

 See notes to consolidated financial statements.

                      LOJACK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements and notes do not include all of the disclosures made in the Company's Annual Report to Stockholders, which should be read in conjunction with these statements. Certain fiscal 2001 amounts have been reclassified to conform with the fiscal 2002 presentation. In the opinion of the Company, the statements include all adjustments necessary for a fair presentation of the quarterly results and any and all such adjustments were of a normal recurring nature. The results of operations for the three months ended May 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2. The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), on March 1, 2001. Statement No. 133 requires, among other things, that all derivatives be recognized on the balance sheet at fair value and specifies the accounting for hedging activities that meet certain criteria. The Company generally does not hold derivative instruments or engage in hedging activities and accordingly the adoption of Statement No. 133 has had no effect on the Company's financial condition or results of operations.

3.   Revenue recognition and change in accounting principle:

     In the fourth quarter of fiscal 2001, the Company changed its method of revenue recognition for international license fees to comply with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). The new method of revenue recognition records the license fee revenue ratably over the initial term of the license, typically ten years. The Company recorded a non-cash charge of approximately $4,833,000 ($2,978,000 net of tax benefit, or ($0.18) per diluted share) to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. This change was effective March 1, 2000 and amounts previously reported for the three months ended May 31, 2000 have been retroactively restated to reflect the application of SAB No. 101. The effect of the change in the first quarter of fiscal 2001 was to increase revenues by $170,000 and net income by $104,000 or $0.01 per diluted share before recording the cumulative effect of this change in accounting principle. In the first quarter of fiscal 2002, the Company recognized $212,000 of revenue that was included in the fiscal 2001 cumulative effect adjustment. Revenues from the sales of products and components of the LoJack System to international licensees are generally recognized upon shipment to the licensee or, if later, when payment is reasonably assured.

4.   Supplemental cash flow information:

     Cash payments for interest for the quarters ended May 31, 2001 and 2000 were $64,000 and $78,000, respectively. Cash paid for income taxes for the three months ended May 31, 2001 and 2000 was $851,000 and $678,000, respectively. For the three months ended May 31, 2001 and 2000 the Company incurred capital lease obligations of $109,000 and $252,000 respectively.

5.   Earnings per share:

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

     A reconciliation of weighted average shares used for the basic and diluted computations is as follows as of May 31:

                                                2001               2000

     Weighted average shares for basic         15,483,836          16,080,981
     Dilutive effect of stock options             607,558             700,087
                                            -------------       -------------

     Weighted average shares for diluted       16,091,394          16,781,068
                                            =============       =============


     Options to purchase 3,026,280 and 2,448,595 shares of common stock at May 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock and, as a result, their effect would have been antidilutive.

6.   Comprehensive Income:

     For the three months ended May 31, 2001 and May 31, 2000, there are no items defined as other comprehensive income.

7.   Segment Reporting:

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

     The following table presents information about the Company's operating segments for the three months ended May 31, 2001 and 2000:


                                                             Domestic            International
                                                             Segment                 Segment             Consolidated
                                                        ------------------     ------------------     -----------------
      2001
      ----
      Revenues:
           Product sales                                  $    20,554,000         $    3,612,000        $  24,166,000
           License fees and
           system component revenues                                    -                381,000              381,000
                                                        ------------------     ------------------     -----------------
           Total revenues                                 $    20,554,000         $    3,993,000        $  24,547,000
                                                        ==================     ==================     =================
      Segment net income                                  $     1,470,000         $      729,000        $   2,199,000
                                                        ==================     ==================     =================

      2000
      ----
      Revenues:
           Product sales                                  $    21,185,000         $    2,727,000        $  23,912,000
           License fees and
           system component revenues                                    -                574,000              574,000
                                                        ------------------     ------------------     -----------------
           Total revenues                                 $    21,185,000         $    3,301,000        $  24,486,000
                                                        ==================     ==================     =================
      Segment net income before accounting change         $     1,844,000         $      771,000        $   2,615,000
                                                        ==================     ==================     =================

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three months ended May 31, 2001 ("fiscal 2002") versus three months ended May 31, 2000 ("fiscal 2001")

Revenues for the three months ended May 31, 2001 increased by $61,000 to $24,547,000 from $24,486,000 for the same period a year earlier. Domestic revenues declined during quarter by $631,000, or 3%, to $20,554,000 from $21,185,000 a year earlier. Revenues from international product sales and licensing fees increased by $692,000, or 21%, to $3,993,000 for the three months ended May 31, 2001 from $3,301,000 for the same period a year earlier.

The decrease in domestic revenues was primarily due to a $413,000 decrease because of a reduction in the average revenue earned per LoJack unit sale as a result of volume variable pricing agreements, and a slight decline in the number of LoJack Units sold in domestic markets, amounting to $97,000, reflecting continued weakness in new car sales. The increase in international revenues of $692,000 was primarily caused by increased product sales to South Africa and South America.

Cost of goods sold was 50% of revenues for the three months ended May 31, 2001 compared to 46% of revenues for the three months ended May 31, 2000. Domestically, cost of sales increased to 48% of related revenues from 46% for the same period a year earlier. The increase in domestic cost of sales was principally related to the decrease in average revenue earned per LoJack Unit sold as a result of volume variable pricing agreements and a $321,000 increase in installation expenses, offset partially by a $185,000 decline in product cost. International costs of sales increased to 59% of related revenues for the three months ended May 31, 2001 from 48% a year earlier principally as the result of changes in the mix of product sales.

Research and development increased by $353,000 to $528,000 for the three months ended May 31, 2001 from $175,000 for the same period a year earlier, as work continued on new products. In addition, approximately $35,000 of product development costs associated with a new product were capitalized during the three months ended May 31, 2001, compared to $328,000 during the quarter ended May 31, 2000.

Marketing expense for the three months ended May 31, 2001 was $4,738,000, a decrease of $1,131,000 from $5,869,000 for the same period a year earlier. The decline resulted from lower levels of advertising costs in fiscal 2002. The Company expects to incur additional advertising costs later in fiscal 2002 in conjunction with the introduction of the Early Warning(TM) system, which will be sold as an enhanced feature of the LoJack Unit.

General and administrative expense increased by $688,000 to $3,102,000 for the three months ended May 31, 2001 from $2,414,000 for the same period a year earlier primarily reflecting investments in information systems, staffing and other expenses to support future growth.

Interest income increased by $21,000 to $120,000 for the three months ended May 31, 2001 from $99,000 for the same period a year earlier. Interest expense declined by $14,000 to $64,000 for the three months ended May 31, 2001 from $78,000 for the same period a year earlier as a result of lower interest rates on capital leases of installation vehicles.

Gain on sale of fixed assets declined by $11,000 to $47,000 for the three months ended May 31, 2001 from $58,000 for the same period a year earlier due to an decrease in the number of fully depreciated installation vehicles sold during the period in the normal course of business.

The provision for income taxes decreased by $381,000 to $1,291,000 for the three months ended May 31, 2001 from $1,672,000 for the same period a year earlier primarily as the result of the decline in the Company's taxable income during the current period. The Company's effective tax rate declined to 37% from 39% a year ago, primarily as a result of the foreign sales corporation's benefit from increased exports and lower state taxes.

As described in Note 3 of the Notes to Consolidated Financial Statements, revenues from the sales of products and components of the LoJack System to international licensees generally are recognized upon shipment to the licensee or, if later, when payment is reasonably assured. In the first quarter of fiscal 2002, the Company granted extended payment terms to certain international licensees not covered by export insurance and deferred revenue recognition of approximately $1,000,000 in product shipments to those licensees until payment is reasonably assured. Previously, the Company generally sold to foreign licensees through cash prepayments, letters of credit, and bonded warehouse arrangements or purchased export insurance, which assured payment for its products.

The Company adopted SAB No. 101 in the fourth quarter of fiscal 2001 and changed its revenue recognition policy for international license fees. This change was effective March 1, 2000 and amounts previously reported for the three months ended May 31, 2000 have been retroactively restated to reflect the application of SAB No.101, including the non-cash charge of $2,978,000 to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year.

Liquidity and Capital Resources

In the first three months of fiscal 2001 cash and equivalents increased by $3,327,000. The overall increase is the result of cash provided by operating activities of $5,586,000 offset by cash used for investing activities of $863,000 and cash used for financing activities of $1,396,000. Cash flows provided by operating activities in fiscal 2002 of $5,586,000 was primarily attributed to net income of $2,199,000, depreciation and amortization of $1,046,000, and an increase in accounts payable of $1,633,000 and in accrued and other liabilities or $2,551,000, offset by an increase in accounts receivable of $2,130,000.

Cash flows from investing activities included expenditures for property and equipment for the three months ended May 31, 2001 of $828,000 (exclusive of additions under capital leases of $109,000) and product development costs capitalized of $35,000.

Cash flows used for financing activities included repayment of capital leases of $480,000, as well as the repurchase of 144,000 shares of the Company's common stock during the three months ended May 31, 2001 for $916,000. Total cumulative common shares repurchased under the Company's stock repurchase program were 7,083,000 shares as of May 31, 2001. As of May 31, 2001 there are 2,117,000 additional common shares authorized for repurchase under the Company's existing repurchase program.

The Company is presently pursuing opportunities to expand its stolen vehicle recovery system to several additional domestic markets, which meet the qualifications set forth in the Company's strategic plan. The Company expects that, pending receipt of necessary approvals, certain of these potential expansion markets will become operational during fiscal 2002. Overall, the Company expects that it will spend approximately $3,700,000 on capital expenditures (excluding assets purchased under capital lease agreements) during the remainder of fiscal 2002.

As of May 31, 2001 the Company had working capital of $20,356,000. The Company believes that it can meet its anticipated capital and operating requirements for the remainder of fiscal 2002 using existing working capital, cash flow from operations, and if necessary, the Company's $7,500,000 line of credit, which was unused as of May 31, 2001.

The Company's expansion to additional international markets is achieved through licensing agreements and has not in the past required capital investment on the part of the Company, although the Company may make capital investments in the future.

The Company is also continuing to explore possible investment and or partnership opportunities, including, but not limited to, possible acquisitions of, investments in, or joint ventures with other companies.


Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information, which involve risk and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's objectives and plans for future operations and products and the Company's expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company's products and services, the rate of growth in the industries of the Company's customers; the presence of competitors with greater technical, marketing and financial resources; the Company's ability to promptly and effectively respond to technological change to meet evolving customer needs; capacity and supply constraints or difficulties; and the Company's ability to successfully expand its operations. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning the Company, reference is made to Exhibit 99 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

Quantitative and Qualitative Disclosures About Market Risk

The Company has limited exposure to market risk due to the nature of its financial instruments. The Company's financial instruments at May 31, 2001 consist of cash and equivalents, accounts receivable, accounts payable, deposits, accrued liabilities, and capital lease obligations. The fair value of these financial instruments as of May 31, 2001 approximate their carrying values.

The Company's interest rate exposure is limited primarily to interest rate changes on its $7,500,000 variable rate line-of-credit facility. Any outstanding amounts under the facility are presumed to approximate market value, as the facility's interest rate will adjust accordingly with market rates. An immediate adverse change in market interest rates would not have had any effect on the Company's interest expense, as there were no borrowings under the facility during fiscal 2002. In addition, the Company does not have any foreign currency exposure as it does not have foreign subsidiaries and all amounts are transacted in U.S. dollars.

Currently, the Company does not enter into financial instrument transactions for trading or other speculative purposes.

                          PART II - OTHER INFORMATION

Item 1.   Not Applicable

Item 2.   Not Applicable

Item 3.   Not Applicable

Item 4.   Not Applicable

Item 5.   Not Applicable

Item 6a.  Exhibits: None

      b. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended May 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LoJack Corporation
                                  ------------------
                                  Registrant

July 16, 2001                     /s/ Joseph F. Abely
-------------                     -------------------
Date                              Joseph F. Abely
                                  President and Chief Operating Officer


July 16, 2001                     /s/ Keith E. Farris
-----------------                 -------------------
Date                              Keith E. Farris
                                  Chief Financial Officer