Form 10-Q
period 2001-08-31
LOJACK CORP
filed 2001-10-15
CIK 355777

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----
      SECURITIES ACT OF 1934

For the quarterly period ended August 31, 2001
                                                                -
                 OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURTIES ACT OF 1934

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

200 Lowder Brook Drive    Suite 1000          Westwood, Massachusetts 02090
(Address of principal executive offices)               (Zip code)

                                  781-326-4700
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  YES  X                 NO ___
                      ---



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 15,136,306 shares issued and outstanding of $.01 par value, common stock, as of October 8, 2001.

                      LOJACK CORPORATION AND SUBSIDIARIES
                                     INDEX

Part I. Financial Information                                            PAGE
                                                                         ----
    Item 1. Financial Statements
            Consolidated Balance Sheets:
            August 31, 2001 and February 28, 2001....................       1

            Consolidated Statements of Income:
            Three Months Ended August 31, 2001 and 2000..............       2
            Six Months Ended August 31, 2001 and 2000................       3


            Consolidated Statements of Cash Flows:
            Six Months Ended August 31, 2001 and 2000................       4


            Notes to Consolidated Financial Statements...............       5

    Item 2. Management's Discussion and Analysis of Results
              of Operations and Financial Condition..................       9

    Item 3. Quantitative and Qualitative Disclosures
              About Market Risk......................................      12


Part II. Other Information

    Item 6. Exhibits and Reports on Form 8-K.........................      13

         Signatures..................................................      14

                      LOJACK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                AUGUST 31,               FEBRUARY 28,
                                                                   2001                      2001
                                                               -----------               ------------
                                                               (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents...................................         $ 10,973                  $  7,989
Accounts receivable - net..............................           15,701                    12,943
Inventories............................................            4,954                     4,592
Prepaid expenses and other.............................              303                       462
Prepaid  income taxes..................................              808                     1,371
Deferred income taxes..................................            1,901                     1,306
                                                                --------                  --------
    Total current assets...............................           34,640                    28,663

PROPERTY AND EQUIPMENT - Net...........................           12,116                    10,490

DEFERRED INCOME TAXES..................................            1,512                     1,691

OTHER ASSETS - Net.....................................            1,400                     1,311
                                                                --------                  --------
TOTAL..................................................         $ 49,668                  $ 42,155
                                                                ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease
   obligations.........................................         $  1,713                  $  1,504
Accounts payable.......................................            3,937                     2,072
Accrued and other liabilities..........................            3,225                     1,388
Current  portion of deferred revenue...................            3,425                     2,849
Accrued compensation...................................            1,708                     2,092
                                                                --------                  --------
     Total current liabilities.........................           14,008                     9,905

ACCRUED COMPENSATION...................................              793                       906
                                                                --------                  --------

DEFERRED REVENUE.......................................            9,051                     8,421
                                                                --------                  --------


CAPITAL LEASE OBLIGATIONS..............................            1,389                     1,087
                                                                --------                  --------

COMMITMENTS AND CONTINGENCIES..........................

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; authorized,
 35,000,000 shares; issued, 22,565,261 and
 22,517,281 shares at August 31, 2001 and
 February 28, 2001, respectively.......................              225                       225
Additional paid-in-capital.............................           61,040                    60,939
Retained earnings......................................           34,331                    30,168
Treasury stock, at cost, 7,214,000
 and 6,939,200  shares of common stock at
 August 31, 2001 and February 28, 2001,
 respectively..........................................          (71,169)                  (69,496)
                                                                --------                  --------
      Total stockholders' equity ......................           24,427                    21,836
                                                                --------                  --------
                                                                $ 49,668                  $ 42,155
                                                                ========                  ========

                      LOJACK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except share and per share amounts)


                                                                             THREE MONTHS ENDED
                                                                                 (unaudited)

                                                                      AUGUST 31,             AUGUST 31,
                                                                         2001                   2000
                                                                      ----------             ----------
                                                                                             (restated)
Revenues.....................................................      $    25,408             $     25,867

Cost of goods sold:
Product and installation costs...............................           12,521                   12,015
Systems costs (exclusive of depreciation shown below)........              351                      264
                                                                   -----------             ------------
  Total                                                                 12,872                   12,279

Gross margin.................................................           12,536                   13,588
                                                                   -----------             ------------

Costs and expenses:
Research and development.....................................              676                      357
Marketing....................................................            5,071                    5,521
General and administrative...................................            3,245                    2,648
Depreciation and amortization................................              481                      451
                                                                   -----------             ------------
   Total.....................................................            9,473                    8,977
                                                                   -----------             ------------
Operating income ............................................            3,063                    4,611
                                                                   -----------             ------------

Other income (expense):
Interest income..............................................              108                      155
Interest expense.............................................              (69)                     (81)
Gain on sale of fixed assets.................................               17                       49
                                                                   -----------             ------------
   Total.....................................................               56                      123
                                                                   -----------             ------------
Income before provision
 for income taxes............................................            3,119                    4,734
Provision for income taxes...................................            1,154                    1,846
                                                                   -----------             ------------
Net income ..................................................      $     1,965             $      2,888
                                                                   ===========             ============

Earnings per share:
Basic........................................................      $      0.13             $       0.18
                                                                   ===========             ============
Diluted......................................................      $      0.12             $       0.17
                                                                   ===========             ============

Weighted average shares:
Basic........................................................       15,446,832               16,079,362
                                                                   ===========             ============
Diluted......................................................       15,999,211               16,773,288
                                                                   ===========             ============

                See notes to consolidated financial statements.

                      LOJACK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except share and per share amounts)

                                                                              SIX MONTHS ENDED
                                                                                 (Unaudited)

                                                                       AUGUST 31,             AUGUST 31,
                                                                          2001                   2000
                                                                       ----------             ----------
                                                                                              (restated)
Revenues......................................................      $    49,955              $    50,353

Cost of goods sold:
Product and installation costs................................           24,479                   23,089
Systems costs (exclusive of depreciation shown below).........              698                      529
                                                                    -----------              -----------
  Total.......................................................           25,177                   23,618

Gross margin..................................................           24,778                   26,735
                                                                    -----------              -----------

Costs and expenses:
Research and development......................................            1,162                      535
Marketing.....................................................            9,851                   11,390
General and administrative....................................            6,347                    5,061
Depreciation and amortization.................................              968                      931
                                                                    -----------              -----------
 Total........................................................           18,328                   17,917
                                                                    -----------              -----------
Operating income .............................................            6,450                    8,818
                                                                    -----------              -----------

Other income (expense):
Interest income...............................................              228                      254
Interest expense..............................................             (133)                    (159)
Gain on sale of fixed assets..................................               64                      107
                                                                    -----------              -----------
   Total......................................................              159                      202
                                                                    -----------              -----------
Income before provision
 for income taxes.............................................            6,609                    9,020
Provision for income taxes....................................            2,445                    3,517
                                                                    -----------              -----------
Income before cumulative effect of a change in
  accounting principle........................................            4,164                    5,503

Cumulative effect of a change in accounting principle.........                -                   (2,978)
                                                                    -----------              -----------

Net income ...................................................      $     4,164              $     2,525
                                                                    ===========              ===========

Basic earnings per share:
Before cumulative effect of change in accounting principle....      $      0.27              $      0.34
Cumulative effect of a change in accounting principle.........                -                    (0.18)
                                                                    -----------              -----------
After cumulative effect of change in accounting principle.....      $      0.27              $      0.16
                                                                    ===========              ===========

Diluted earnings per share:
Before cumulative effect of change in accounting principle....      $      0.26              $      0.33
Cumulative effect of a change in accounting principle.........                -                    (0.18)
                                                                    -----------              -----------
After cumulative effect of change in accounting principle.....      $      0.26              $      0.15
                                                                    ===========              ===========

Weighted average shares:
Basic.........................................................       15,447,669               16,085,421
                                                                    ===========              ===========
Diluted.......................................................       16,027,638               16,782,428
                                                                    ===========              ===========

                See notes to consolidated financial statements.

                      LOJACK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                            SIX MONTHS ENDED
                                                                              (Unaudited)

                                                                    AUGUST 31,          AUGUST 31,
                                                                       2001                2000
                                                                    ----------          ----------
                                                                                        (restated)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income....................................................  $  4,164            $  2,525

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Cumulative effect of change in accounting principle.......         -               2,978
       Deferred revenue recognized...............................    (1,803)             (1,299)
       Deferred revenue additions................................     3,008               2,442
       Depreciation and amortization.............................     2,127               2,005
       Provision for doubtful accounts...........................       328                  51
       Deferred income taxes.....................................      (416)                (69)
       Increase (decrease) in cash from changes in
         assets and liabilities:
           Accounts receivable...................................    (3,086)             (1,697)
           Inventories...........................................      (362)               (622)
           Prepaid expenses and other............................       159                (289)
           Prepaid income taxes..................................       563               1,595
           Other assets..........................................       (89)                 14
           Accrued taxes.........................................         -                 595
           Accounts payable......................................     1,865               1,704
           Accrued and other liabilities.........................     1,341                (394)
                                                                   --------            --------
             Net cash provided by operating activities...........     7,799               9,539

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment - net.................    (2,176)             (1,359)
   Expenditures for product development..........................       (57)               (524)
                                                                   --------            --------
           Net cash (used for) provided by investing activities..    (2,233)             (1,883)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options.....................................       100                 156
   Repayment of capital lease obligations........................    (1,009)               (959)
   Repurchase of common stock....................................    (1,673)               (552)
                                                                   --------            --------
           Net cash used for financing activities................    (2,582)             (1,355)

 INCREASE (DECREASE)  IN CASH AND EQUIVALENTS....................     2,984               6,301

 BEGINNING CASH AND EQUIVALENTS..........................             7,989               6,023
                                                                   --------            --------

 ENDING CASH AND EQUIVALENTS...............................        $ 10,973            $ 12,324
                                                                   ========            ========

                See notes to consolidated financial statements.

                       LOJACK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements and notes do not include all of the disclosures made in the Company's Annual Report to Stockholders, which should be read in conjunction with these statements. Certain fiscal 2001 amounts have been reclassified to conform with the fiscal 2002 presentation. In the opinion of the Company, the statements include all adjustments necessary for a fair presentation of the quarterly results and any and all such adjustments were of a normal recurring nature. The results of operations for the three and six months ended August 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.     Revenue recognition and change in accounting principle:

       In the fourth quarter of fiscal 2001, the Company changed its method of revenue recognition for international license fees to comply with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). The new method of revenue recognition records the license fee revenue ratably over the initial term of the license, typically ten years. The Company recorded a non-cash charge of approximately $4,833,000 ($2,978,000 net of tax benefit, or ($0.18) per diluted share) to reflect the cumulative effect of the accounting change as of the beginning of fiscal year 2001. This change was effective March 1, 2000 and amounts previously reported for the three and six months ended August 31, 2000 have been retroactively restated to reflect the application of SAB No. 101. The effect of the change was to reduce revenues by $450,000 in the second quarter of fiscal 2001 and $280,000 in the first six months of fiscal 2001. In the second quarter and first six months of fiscal 2002, the Company recognized $212,000 and $425,000, respectively, of revenue that was included in the fiscal 2001 cumulative effect adjustment. Revenues from the sales of products and components of the LoJack System to international licensees are generally recognized upon shipment to the licensee or, if later, when payment is reasonably assured.

3.     Supplemental cash flow information:

       Cash payments for interest for the six months ended August 31, 2001 and 2000 were $133,000 and $159,000, respectively. Cash payments for income taxes for the six months ended August 31, 2001 and 2000 were $2,297,000 and $1,549,000, respectively. For the six months ended August 31, 2001 and 2000 the Company incurred capital lease obligations of $1,534,000 and $1,140,000 respectively.

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

       A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended August 31 is as follows:

                                                         2001           2000

       Weighted average shares for basic             15,446,832      16,079,362
       Dilutive effect of stock options                 552,379         693,926
                                                     ----------      ----------

       Weighted average shares for diluted           15,999,211      16,773,288
                                                     ==========      ==========

       A reconciliation of weighted average shares used for the basic and diluted computations for the six months ended August 31 is as follows:


                                                         2001          2000

       Weighted average shares for basic             15,447,669      16,085,421
       Dilutive effect of stock options                 579,969         697,007
                                                     ----------      ----------
       Weighted average shares for diluted           16,027,638      16,782,428
                                                     ==========      ==========

       Options to purchase 3,079,980 and 2,473,595 shares of common stock at August 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock and, as a result, their effect would have been antidilutive.


5.     Comprehensive Income:

       For the three months and six months ended August 31, 2001 and 2000, there are no items defined as other comprehensive income.

6.     Segment Reporting:

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

       The following table presents information about the Company's operating segments for the three months ended August 31, 2001 and 2000:

                                                             Domestic                International
                                                              Segment                   Segment             Consolidated
                                                            ------------             -------------         --------------
2002
----
Revenues:
                        Product sales                       $ 20,893,000              $ 4,358,000          $   25,251,000
                        License fees and
                         system component revenues                     -                  157,000                 157,000
                                                            ------------              -----------          --------------
                        Total revenues                      $ 20,893,000              $ 4,515,000          $   25,408,000
                                                            ============              ===========          ==============
Segment net income                                          $  1,324,000              $   641,000          $    1,965,000
                                                            ============              ===========          ==============

2001
----
Revenues:
                        Product sales                       $ 22,248,000              $ 3,392,000          $   25,640,000
                        License fees and
                         system component revenues                     -                  227,000                 227,000
                                                            ------------              -----------          --------------
                        Total revenues                      $ 22,248,000              $ 3,619,000          $   25,867,000
                                                            ============              ===========          ==============
Segment net income                                          $  2,198,000              $   690,000          $    2,888,000
                                                            ============              ===========          ==============

       The following table presents information about the Company's operating segments for the six months ended August 31, 2001 and 2000:

                                                             Domestic                International
                                                              Segment                   Segment             Consolidated
                                                            ------------             -------------         --------------
2002
----
Revenues:
         Product sales                                      $ 41,448,000              $ 7,969,000           $ 49,417,000
         License fees and
          system component revenues                                    -                  538,000                538,000
                                                            ------------              -----------           ------------
         Total revenues                                     $ 41,448,000              $ 8,507,000           $ 49,955,000
                                                            ============              ===========           ============
Segment net income                                          $  2,794,000              $ 1,370,000           $  4,164,000
                                                            ============              ===========           ============

2001
----
Revenues:
         Product sales                                      $ 43,433,000              $ 6,118,000           $ 49,551,000
         License fees and
          system component revenues                                    -                  802,000                802,000
                                                            ------------              -----------           ------------
         Total revenues                                     $ 43,433,000              $ 6,920,000           $ 50,353,000
                                                            ============              ===========           ============
Segment net income before accounting change                 $  4,042,000              $ 1,461,000           $  5,503,000
                                                            ============              ===========           ============

7.     New Accounting Pronouncements

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

       In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. SFAS 142 is effective March 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. The Company does not believe that the adoption of either statement will have any impact on its financial statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations

       Results of Operations
       Three and six months ended August 31, 2001 ("fiscal 2002") versus three and six months ended August 31, 2000 ("fiscal 2001")

       Revenues for the three and six months ended August 31, 2001 declined by $459,000, or 2% and $398,000, or slightly less than 1%, respectively, to $25,408,000 and $49,955,000 from $25,867,000 and $50,353,000, respectively, for the same periods a year earlier. Domestic revenues decreased by $1,355,000 and $1,985,000, or 6% and 5%, for the three and six months ended August 31, 2001, respectively, to $20,893,000 and $41,448,000 from $22,248,000 and $43,433,000, respectively, for the same periods a year earlier. International revenues increased by $896,000 and $1,587,000, or 25% and 23%, for the three and six months ended August 31, 2001, respectively, to $4,515,000 and $8,507,000 from $3,619,000 and
       $6,920,000, respectively, for the same periods a year earlier.

       The decrease in domestic revenues resulted primarily from volume reductions of $1,331,000 in the second quarter of fiscal 2002 and $1,428,000 in the first half of fiscal 2002. Declines in the average revenue earned per LoJack unit sale as a result of volume variable pricing agreements amounting to $223,000 in the first quarter of fiscal 2002 and $636,000 in the first half of fiscal 2002 also contributed to the revenue decline. Reflecting continued weakness in new car sales, the number of LoJack Units sold for the three and six months ended August 31, 2001 declined by 6% and 3%, respectively, as compared to the same periods a year earlier.

       The increase in international revenues of $896,000 and $1,587,000 for the three months and six months ended August 31, 2001 resulted primarily from increased product sales to South America and South Africa.

       Cost of goods sold was 51% and 50% of revenues for the three and six months ended August 31, 2001 compared to 47% of revenues for the three and six months ended August 31, 2000. Domestically, cost of sales for the three and six months ended August 31, 2001 increased to 49% of related revenues from 46% for the same periods a year earlier. These increases were primarily attributable to declines in average revenue per LoJack unit. Increased installation and systems costs were offset by volume related declines in product cost. International cost of sales increased to 59% of related revenues for the three months ended August 31, 2001 from 56% a year earlier. For the six months ended August 31, 2001, international cost of sales increased to 59% of revenues from 52% a year ago. International cost of sales fluctuations result from changes in the product mix of revenues.

       Research and development expense increased by $319,000 and $627,000 for the three and six months ended August 31, 2001, respectively to $676,000 and $1,162,000 from $357,000 and $535,000 for the same period a year earlier, as work continued on new products. In addition, approximately $57,000 of product development costs associated with a new feature of the LoJack Unit were capitalized during and six months ended August 31, 2001, as compared to $524,000 last fiscal year.


       Marketing expense declined $450,000 and $1,539,000 for the three and six months ended August 31, 2001, respectively, to $5,071,000 and $9,851,000 from $5,521,000 and $11,390,000 for the same periods a year earlier. The decline primarily resulted from lower levels of advertising costs in fiscal 2002, partially offset by increased marketing salary expense. The Company expects to incur additional advertising costs later in fiscal 2002 in conjunction with the introduction of the Early Warning(TM) system, which will be sold as an enhanced feature of the LoJack Unit.

       General and administrative expense increased by $597,000 and $1,286,000 for the three and six months ended August 31, 2001, respectively, to $3,245,000 and $6,347,000 from $2,648,000 and $5,061,000 for the same periods a year earlier. These increases were primarily the result of investments in information systems, increased professional fees, increased rent from a new lease, and staffing and other expenses to support future growth.

       Other income (expense), net declined by $67,000 and $43,000 for the three and six months ended August 31, 2001, respectively, to $56,000 and $159,000 from $123,000 and $202,000 for the same periods a year earlier, primarily due to lower interest rates and lower gains on fully depreciated installation vehicles sold in the normal course of business.

       The provision for income taxes decreased by $692,000 and $1,072,000 for the three and six months ended August 31, 2001, respectively, to $1,154,000 and $2,445,000 from $1,846,000 and $3,517,000 for the same periods a year earlier as the result of the decrease in the Company's taxable income during the respective periods. The Company's effective tax rate declined to 37% from 39% a year ago, primarily as a result of the foreign sales corporation's benefit from increased exports and lower state taxes.

       As described in Note 3 of the Notes to Consolidated Financial Statements, revenues from the sales of products and components of the LoJack System to international licensees generally are recognized upon shipment to the licensee or, if later, when payment is reasonably assured. In the first six months of fiscal 2002, the Company granted extended payment terms to certain international licensees for amounts not covered by export insurance and deferred revenue recognition of approximately $1,291,000 in product shipments to those licensees until payment is reasonably assured. The Company is presently in the process of completing a secured long-term financing agreement with one of its licensees. Previously, the Company generally sold to foreign licensees through cash prepayments, letters of credit, and bonded warehouse arrangements or purchased export insurance, which assured payment for its products.

       The Company adopted SAB No. 101 in the fourth quarter of fiscal 2001 and changed its revenue recognition policy for international license fees. This change was effective March 1, 2000 and amounts previously reported for the six months ended August 31, 2000 have been retroactively restated to reflect the application of SAB No. 101, including the non-cash charge of $2,978,000 to reflect the cumulative effect of the accounting change as of the beginning of the year.

       New Accounting Pronouncements

       In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. SFAS 142 is effective March 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. The Company does not believe that the adoption of either statement will have any impact on its financial statements.

       Liquidity and Capital Resources

       In the six months ended August 31, 2001 cash and equivalents increased by $2,984,000. The overall increase is the result of cash provided by operating activities of $7,779,000 offset by cash used for investing activities of $2,223,000 and cash used for financing activities of $2,582,000. Cash flows provided by operating activities for the six months ended August 31, 2001 of $7,799,000 was primarily attributed to net income of $4,164,000, depreciation and amortization of $2,127,000, and increases in accounts payable of $1,865,000, deferred revenue additions of $3,008,000, and accrued and other liabilities of $1,341,000. These increases were partially offset by an increase in accounts receivable of $3,086,000.

       Cash flows from investing activities included expenditures for property and equipment for the six months ended August 31, 2001 of $2,176,000 (exclusive of additions under capital leases of $1,642,000) and product development costs capitalized of $57,000.

       Cash flows used for financing activities included repayment of capital leases of $1,009,000, as well as the repurchase of 275,000 shares of the Company's common stock during the six months ended August 31, 2001 for $1,673,000. Total cumulative common shares repurchased under the Company's stock repurchase program were 7,214,000 shares as of August 31, 2001. As of August 31, 2001 there are 1,986,000 additional common shares authorized for repurchase under the Company's existing repurchase program.

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

       As of August 31, 2001 the Company had working capital of $20,632,000. The Company believes that it can meet its anticipated capital and operating requirements for the remainder of fiscal 2002 and thereafter using existing working capital, cash flow from operations, and if necessary, the Company's $7,500,000 line of credit, which was unused as of August 31, 2001.

       The Company's expansion to additional international markets is achieved through licensing agreements and has not in the past required capital investment on the part of the Company, although the Company intends to make such capital investments in the future.

       The Company is also continuing to explore possible investment opportunities, including, but not limited to, possible acquisitions of, or investments in, or joint ventures with other companies.


       Cautionary Statements

       The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information, which involve risk and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's objectives and plans for future operations and products and the Company's expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company's products and services, the rate of growth in the industries of the Company's customers; the presence of competitors with greater technical, marketing and financial resources; the Company's ability to promptly and effectively respond to technological change to meet evolving customer needs; capacity and supply constraints or difficulties; and the Company's ability to successfully expand its operations. For a further discussion of these and other significant factors to consider in connection with forward -looking statements concerning the Company, reference is made to Exhibit 99 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001

       Quantitative and Qualitative Disclosures About Market Risk

       The Company has limited exposure to market risk due to the nature of its financial instruments. The Company's financial instruments at August 31, 2001 consist of cash and equivalents, accounts receivable, accounts payable, deposits, accrued liabilities, and capital lease obligations. The fair value of these financial instruments as of August 31, 2001 approximate their carrying values.

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

Item 1.     Not Applicable

Item 2.     Not Applicable

Item 3.     Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Stockholders of the Company was held on July 18, 2001. Stockholders acted affirmatively to elect nominees for directors proposed by management.

                                     VOTES "FOR"         VOTES "WITHELD"
            Ronald A. Rossi           12,424,111             564,863
            Joseph F. Abely           12,420,951             567,923
            Lee T. Sprague            12,814,186             174,688
            Robert J. Murray          12,810,301             178,573
            Larry C. Renfro           12,810,951             177,923
            Harvey Rosenthal          12,811,406             177,468
            John H. MacKinnon         12,805,164             183,710

            Stockholders also acted affirmatively to authorize an increase of 1,000,000 in the number of shares of common stock authorized under the Company's Amended and Restated Stock Incentive Plan by a vote of 9,882,823 in favor and 1,074,238 opposed.


Item 5.     Not Applicable

Item 6a.    Exhibits: None

      b. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended August 31, 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LoJack Corporation
                                    ------------------
                                    Registrant

      October 15, 2001              /s/ Joseph F. Abely
      ----------------              -------------------
      Date                          Joseph F. Abely
                                    President and Chief Operating Officer


      October 15, 2001              /s/ Keith E. Farris
      ----------------              -------------------
      Date                          Keith E. Farris
                                    Chief Financial Officer
                                    (Principal Financial Officer)