Form 10-Q
period 2001-11-30
LOJACK CORP
filed 2002-01-14
CIK 355777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
---  1934

For the quarterly period ended November 30, 2001

             OR

___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES ACT OF
     1934

For the transition period from _____________ to _______________.

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

                                    YES  X                 NO___
                                        ----



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 14,765,421 shares issued and outstanding of $.01 par value, common stock, as of January 10, 2002.

                       LOJACK CORPORATION AND SUBSIDIARIES
                                      INDEX

Part I.  Financial Information                                             PAGE
                                                                           ----

     Item 1. Unaudited Financial Statements
             Consolidated Balance Sheets:
             November 30, 2001 and February 28, 2001 .....................   1

             Consolidated Statements of Income:
             Three Months Ended November 30, 2001 and 2000 ...............   2
             Nine Months Ended November 30, 2001 and 2000 ................   3


             Consolidated Statements of Cash Flows:
             Nine Months Ended November 30, 2001 and 2000 ................   4


             Notes to Consolidated Financial Statements ..................   5

    Item 2. Management's Discussion and Analysis of Results
             of Operations and Financial Condition .......................   9

    Item 3. Quantitative and Qualitative Disclosures
             About Market Risk ...........................................  12



Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K ............................  13

         Signatures ......................................................  14

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
   (in thousands, except share amounts)

                                                                     NOVEMBER 30,    FEBRUARY 28,
                                                                         2001           2001
                                                                     ------------    ------------
                                                                      (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents .............................................   $      5,720    $      7,989
Accounts receivable - net ........................................         18,652          12,943
Inventories ......................................................          4,821           4,592
Prepaid expenses and other .......................................            295             462
Prepaid  income taxes ............................................            325           1,371
Deferred income taxes ............................................          1,957           1,306
                                                                     ------------    ------------
  Total current assets ...........................................         31,770          28,663

PROPERTY AND EQUIPMENT - Net .....................................         12,454          10,490

DEFERRED INCOME TAXES ............................................          1,920           1,691

OTHER ASSETS - Net ...............................................          1,540           1,311
                                                                     ------------    ------------
TOTAL ............................................................   $     47,684    $     42,155
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease
   obligations ...................................................   $      1,561    $      1,504
Accounts payable .................................................          4,828           2,072
Accrued and other liabilities ....................................          3,477           1,388
Current  portion of deferred revenue .............................          2,996           2,849
Accrued compensation .............................................          1,644           2,092
                                                                     ------------    ------------
     Total current liabilities ...................................         14,506           9,905

ACCRUED COMPENSATION .............................................            745             906
                                                                     ------------    ------------

DEFERRED REVENUE .................................................         10,138           8,421
                                                                     ------------    ------------


CAPITAL LEASE OBLIGATIONS ........................................          1,148           1,087
                                                                     ------------    ------------

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; authorized,
  35,000,000 shares; issued, 22,698,261 and
  22,517,281 shares at November 30, 2001 and
  February 28, 2001, respectively ................................            227             225
Additional paid-in-capital .......................................         61,304          60,939
Retained earnings ................................................         34,486          30,168
Treasury stock, at cost, 7,932,840
 and 6,939,200  shares of common stock at
 November 30, 2001 and February 28, 2001,
 respectively ....................................................        (74,870)        (69,496)
                                                                     ------------    ------------
      Total stockholders' equity .................................         21,147          21,836
                                                                     ------------    ------------
                                                                     $     47,684    $     42,155
                                                                     ============    ============

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

                                                                THREE MONTHS ENDED
                                                                    (Unaudited)
                                                            NOVEMBER 30,    NOVEMBER 30,
                                                                2001            2000
                                                            ------------    ------------
                                                                             (restated)
Revenues ................................................   $     26,940    $     24,252

Cost of goods sold:
Product and installation costs ..........................         12,502          12,144
Systems costs (exclusive of depreciation shown below) ...            409             293
                                                            ------------    ------------
  Total .................................................         12,911          12,437

Gross margin ............................................         14,029          11,815
                                                            ------------    ------------

Costs and expenses:
Research and development ................................            376             331
Sales and marketing .....................................          9,793           5,801
General and administrative ..............................          3,148           2,695
Depreciation and amortization ...........................            439             416
                                                            ------------    ------------
   Total ................................................         13,756           9,243
                                                            ------------    ------------
Operating income ........................................            273           2,572
                                                            ------------    ------------

Other income (expense):
Interest income .........................................             52             237
Interest expense ........................................            (53)            (80)
(Loss) Gain on sale of fixed assets .....................            (26)             45
                                                            ------------    ------------
   Total ................................................            (27)            202
                                                            ------------    ------------
Income before provision for income taxes ................            246           2,774
Provision for income taxes ..............................             91           1,082
                                                            ------------    ------------
Net income ..............................................   $        155    $      1,692
                                                            ============    ============
Earnings per share:
Basic ...................................................   $       0.01    $       0.11
                                                            ============    ============
Diluted .................................................   $       0.01    $       0.10
                                                            ============    ============

Weighted average shares:
Basic ...................................................     15,093,209      15,804,067
                                                            ============    ============
Diluted .................................................     15,576,258      16,557,801
                                                            ============    ============

See notes to consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

                                                                           NINE MONTHS ENDED
                                                                              (Unaudited)
                                                                       NOVEMBER 30,    NOVEMBER 30,
                                                                           2001            2001
                                                                       ------------    ------------
                                                                                        (restated)
Revenues ............................................................  $     76,895    $     74,605

Cost of goods sold:
Product and installation costs ......................................        36,982          35,233
Systems costs (exclusive of depreciation shown below) ...............         1,107             823
                                                                       ------------    ------------
  Total .............................................................        38,089          36,056

Gross margin ........................................................        38,806          38,549
                                                                       ------------    ------------

Costs and expenses:
Research and development ............................................         1,537             865
Sales and marketing .................................................        19,645          17,192
General and administrative ..........................................         9,494           7,756
Depreciation and amortization .......................................         1,407           1,347
                                                                       ------------    ------------
   Total ............................................................        32,083          27,160
                                                                       ------------    ------------
Operating income ....................................................         6,723          11,389
                                                                       ------------    ------------

Other income (expense):
Interest income .....................................................           279             491
Interest expense ....................................................          (185)           (240)
Gain on sale of fixed assets ........................................            37             154
                                                                       ------------    ------------
   Total ............................................................           131             405
                                                                       ------------    ------------
Income before provision for income taxes ............................         6,854          11,794
Provision for income taxes ..........................................         2,536           4,599
Income before cumulative effect of a change in
  accounting principle ..............................................  $      4,318    $      7,195

Cumulative effect of a change in accounting principle ...............             0          (2,978)
                                                                       ------------    ------------

Net income ..........................................................  $      4,318    $      4,217
                                                                       ============    ============
Basic earnings per share:
Before cumulative effect of change in accounting principle ..........  $       0.28    $       0.45
Cumulative effect of a change in accounting principle ...............            --           (0.19)
                                                                       ------------    ------------
After cumulative effect of change in accounting principle ...........  $       0.28    $       0.26
                                                                       ============    ============

Diluted earnings per share:
Before cumulative effect of change in accounting principle ..........  $       0.27    $       0.43
Cumulative effect of a change in accounting principle ...............            --           (0.18)
                                                                       ------------    ------------
After cumulative effect of change in accounting principle ...........  $       0.27    $       0.25
                                                                       ============    ============

Weighted average shares:
Basic ...............................................................    15,330,342      16,001,001
                                                                       ============    ============
Diluted .............................................................    15,886,337      16,716,917
                                                                       ============    ============

See notes to consolidated financial statements.

                      LOJACK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            NINE MONTHS ENDED
                                                                                               (Unaudited)
                                                                                      NOVEMBER 30,    NOVEMBER 30,
                                                                                          2001            2000
                                                                                    -------------------------------
                                                                                                       (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ......................................................................      $  4,318        $  4,217

Adjustments to reconcile net income to net cash provided by operating activities:
   Cumulative effect of change in accounting principle ...........................            --           2,978
   Deferred revenue recognized ...................................................        (6,118)         (3,193)
   Deferred revenue additions ....................................................         7,981           4,766
   Depreciation and amortization .................................................         2,872           2,921
   Provision for doubtful accounts ...............................................           511              68
   Deferred income taxes .........................................................          (880)           (501)
   Increase (decrease) in cash from changes in assets and liabilities:
       Accounts receivable .......................................................        (6,220)         (2,212)
       Inventories ...............................................................          (229)         (1,277)
       Prepaid expenses and other ................................................           167            (450)
       Prepaid income taxes ......................................................         1,046           1,141
       Other assets ..............................................................          (229)              5
       Accounts payable ..........................................................         2,756           1,631
       Accrued and other liabilities .............................................         1,481             231
                                                                                        --------        --------
        Net cash provided by operating activities ................................         7,456          10,325

CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for property and equipment - net ...................................        (3,180)         (2,083)
 Expenditures for product development ............................................           (66)           (603)
                                                                                        --------        --------
        Net cash used for  investing activities ..................................        (3,246)         (2,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of stock options .......................................................           367             212
 Repayment of capital lease obligations ..........................................        (1,472)         (1,464)
 Repurchase of common stock ......................................................        (5,374)         (3,468)
                                                                                        --------        --------
        Net cash used for financing activities ...................................        (6,479)         (4,720)

(DECREASE) INCREASE IN CASH AND EQUIVALENTS ......................................        (2,269)          2,919

BEGINNING CASH AND EQUIVALENTS ...................................................         7,989           6,023
                                                                                        --------        --------

ENDING CASH AND EQUIVALENTS ......................................................      $  5,720        $  8,942
                                                                                        ========        ========

See notes to consolidated financial statements.

                       LOJACK CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements and notes do not include all of the disclosures made in the Company's Annual Report to Stockholders, which should be read in conjunction with these statements. Certain fiscal 2001 amounts have been reclassified to conform with the fiscal 2002 presentation. In the opinion of the Company, the statements include all adjustments necessary for a fair presentation of the quarterly results and any and all such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended November 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     The Company has adopted Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), on March 1, 2001. SFAS 133 requires, among other things, that all derivatives be recognized on the balance sheet at fair value and specifies the accounting for hedging activities that meet certain criteria. The Company generally does not hold derivative instruments or engage in hedging activities and accordingly the adoption of SFAS No. 133 has had no effect on the Company's financial condition or results of operations.

2.   Revenue recognition and change in accounting principle:

     In the fourth quarter of fiscal 2001, the Company changed its method of revenue recognition for international license fees to comply with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). The new method of revenue recognition records the license fee revenue ratably over the initial term of the license, typically ten years. The Company recorded a non-cash charge of approximately $4,833,000 ($2,978,000 net of tax benefit, or ($0.18) per diluted share) to reflect the cumulative effect of the accounting change as of the beginning of fiscal year 2001. This change was effective March 1, 2000 and amounts previously reported for the three and nine months ended November 30, 2000 have been retroactively restated to reflect the application of SAB No. 101. The effect of the change was to reduce previously reported revenues by $100,000 in the third quarter of fiscal 2001 and $380,000 in the first nine months of fiscal 2001. In the third quarter and first nine months of fiscal 2002, the Company recognized $212,000 and $637,000, respectively, of revenue that was included in the fiscal 2001 cumulative effect adjustment. Revenues from the sales of products and components of the LoJack System to international licensees are generally recognized upon shipment to the licensee or, if later, when payment is reasonably assured.

3.   Supplemental cash flow information:

     Cash payments for interest for the nine months ended November 30, 2001 and 2000 were $186,000 and $240,000, respectively. Cash payments for income taxes for the nine months ended November 30, 2001 and 2000 were $2,368,000 and $3,833,000, respectively. For the nine months ended November 30, 2001 and 2000 the Company incurred capital lease obligations of $1,604,000 and $1,550,000 respectively.

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

     A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended November 30 is as follows:

                                                 2001                 2000

     Weighted average shares for basic         15,093,209           15,804,067
     Dilutive effect of stock options             483,049              753,734
                                              -----------          -----------

     Weighted average shares for diluted       15,576,258           16,557,801
                                              ===========          ===========



     A reconciliation of weighted average shares used for the basic and diluted computations for the nine months ended November 30 is as follows:

                                                 2001                 2000


     Weighted average shares for basic         15,330,342           16,001,001
     Dilutive effect of stock options             555,995              715,916
                                              -----------          -----------

     Weighted average shares for diluted       15,886,337           16,716,917
                                              ===========          ===========



     Options to purchase 3,123,830 and 1,785,020 shares of common stock at November 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock and, as a result, their effect would have been antidilutive.

5.   Comprehensive Income:

     For the three months and nine months ended November 30, 2001 and 2000, there are no items of other comprehensive income.

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

The following table presents information about the Company's operating segments for the three months ended November 30, 2001 and 2000:


                                                     Domestic           International
                                                      Segment               Segment           Consolidated
                                                  --------------        --------------       --------------
     2002
     ----
     Revenues:

                  Product sales                     $ 22,005,000          $  4,521,000         $ 26,526,000
                  License fees and
                   system component revenues                   -               414,000              414,000
                                                  --------------        --------------       --------------
                  Total revenues                    $ 22,005,000          $  4,935,000         $ 26,940,000
                                                  ==============        ==============       ==============
     Segment net income                             $   (764,000)         $    919,000         $    155,000
                                                  ==============        ==============       ==============

     2001 (restated)
     ---------------
     Revenues:

                  Product sales                     $ 19,807,000          $  4,175,000         $ 23,982,000
                  License fees and
                   system component revenues                   -               270,000              270,000
                                                  --------------        --------------       --------------
                  Total revenues                    $ 19,807,000          $  4,445,000         $ 24,252,000
                                                  ==============        ==============       ==============
     Segment net income                             $  1,144,000          $    548,000         $  1,692,000
                                                  ==============        ==============       ==============




     The following table presents information about the Company's operating segments for the nine months ended November 30, 2001 and 2000:


                                                     Domestic            International
                                                      Segment               Segment           Consolidated
                                                  --------------        --------------       --------------
     2002
     ----
     Revenues:

         Product sales                              $ 63,453,000          $ 12,414,000         $ 75,867,000
         License fees and
          system component revenues                            -             1,028,000            1,028,000
                                                  --------------        --------------       --------------
         Total revenues                             $ 63,453,000          $ 13,442,000         $ 76,895,000
                                                  ==============        ==============       ==============
     Segment net income                             $  2,029,000          $  2,289,000         $  4,318,000
                                                  ==============        ==============       ==============

     2001 (restated)
     ---------------
     Revenues:

         Product sales                              $ 63,240,000          $ 10,488,000         $ 73,728,000
         License fees and
          system component revenues                            -               877,000              877,000
                                                  --------------        --------------       --------------
         Total revenues                             $ 63,240,000          $ 11,365,000         $ 74,605,000
                                                  ==============        ==============       ==============
     Segment net income before accounting change    $  2,208,000          $  2,009,000         $  4,217,000
                                                  ==============        ==============       ==============



7.   New Accounting Pronouncements


     In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting

     Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and requires, among other things, the discontinuance of goodwill amortization. The Company does not believe that the adoption of either statement will have any impact on its financial condition or results of operations.

     In August 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale, and is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of this statement will have any impact on its financial condition or results of operations.


8.   Line-of-Credit Facility

     The Company has an unsecured line-of-credit facility with a bank, which provides for borrowings up to a maximum of $7,500,000. Outstanding borrowings under the line-of-credit bear annual interest, payable monthly, at the bank's base rate. No borrowings were outstanding under the line-of-credit as of November 30, 2001. In May 1999, the line-of-credit was amended to extend the facility on a revolving basis through June 1, 2002.

     The line-of-credit facility generally contains limitations on indebtedness, certain investments in equity securities and entity acquisitions; requires lender's approval of mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, the Company is required to maintain certain financial performance measures including debt service coverage and profitability. The payment of dividends and repurchase of the Company's common stock is permitted and is limited only to the extent such payments affect the Company's ability to meet the financial performance measures under the line-of-credit.

     At November 30, 2001, the Company was not in compliance with the minimum profitability financial covenant under its line-of-credit. This non-compliance was caused by the reduction of net income resulting from investments in people, technology, research and development and most significantly, the execution of a planned marketing expansion program. Management has received a waiver of the covenant requirement from its bank.


9.   Change in Fiscal Year End

     On October 24, 2001, the Company's Board of Directors approved a change in the Company's fiscal year end from the last day of February to December 31, effective beginning December 31, 2001.

Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations
     Three and nine months ended November 30, 2001 ("fiscal 2002") versus three and nine months ended November 30, 2000 ("fiscal 2001")

     Revenues for the three and nine months ended November 30, 2001 increased by $2,688,000, or 11%, and $2,290,000, or 3%, respectively, to $26,940,000 and
     $76,895,000 from $24,252,000 and $74,605,000, respectively, for the same periods a year earlier. Domestic revenues increased by $2,198,000 and $213,000, or 11% and less than 1%, for the three and nine months ended November 30, 2001, respectively, to $22,005,000 and $63,453,000 from
     $19,807,000 and $63,240,000, respectively, for the same periods a year earlier. International revenues increased by $490,000 and $2,077,000, or 11% and 18%, for the three and nine months ended November 30, 2001, respectively, to $4,935,000 and $13,442,000 from $4,445,000 and
     $11,365,000, respectively, for the same periods a year earlier.

     Reflecting aggressive incentive programs by new car dealers during the third quarter, the number of LoJack Units sold for the three and nine months ended November 30, 2001 increased by 12% and 2%, respectively, as compared to the same periods a year earlier. Revenue increased by smaller percentages, as growth in unit sales was offset partially by $332,000 in the first quarter of fiscal 2002 and $987,000 for the nine months ended November 30, 2001, due to declines in the average revenue earned per LoJack unit sale as a result of volume variable pricing agreements.

     The increase in international revenues of $490,000 and $2,077,000 for the three months and nine months ended November 30, 2001 resulted primarily from increased product sales to LoJack licensees in Colombia, Ecuador and South Africa.

     Cost of goods sold was 48% and 50% of revenues for the three and nine months ended November 30, 2001 compared to 51% and 48% for the three and nine months ended November 30, 2000. Domestically, cost of sales for the three months ended November 30, 2001 decreased to 46% of related revenues from 49% for the same period a year earlier due to volume related decreases in product cost and reduced installation costs per unit. For the nine months ended November 30, 2001, cost of sales increased to 48% of related revenues from 47% for the same period a year earlier due to declines in average revenue per LoJack unit. International cost of sales decreased to 58% of related revenues for the three months ended November 30, 2001 from 62% a year earlier. For the nine months ended November 30, 2001, international cost of sales increased to 59% of revenues from 57% a year ago. International cost of sales fluctuations result primarily from changes in the product mix of revenues.

     Research and development expense increased by $45,000 and $672,000 for the three and nine months ended November 30, 2001, respectively to $376,000 and $1,537,000 from $331,000 and $865,000 for the same period a year earlier, as work continued on new products. In addition, approximately $66,000 of product development costs associated with a new feature of the LoJack Unit were capitalized during the nine months ended November 30, 2001, as compared to $603,000 for the same nine month period last year. Such costs were capitalized in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

          Sales and marketing expense increased $3,992,000 and $2,453,000 for the three and nine months ended November 30, 2001, respectively, to $9,793,000 and $19,645,000 from $5,801,000 and $17,192,000 for the same periods a year earlier. The increase resulted primarily from higher levels of advertising costs in the third quarter of fiscal 2002, as well as increased marketing salary expense, in connection with a planned increase in the Company's advertising and marketing programs. The Company expects to incur additional advertising costs in the final quarter of fiscal 2002 and in calendar year 2002 in conjunction with the execution of significantly expanded general advertising and marketing programs as well as the introduction of the Early WarningTM system, which will be sold as an enhanced feature of the LoJack Unit in calendar year 2002.

     General and administrative expense increased by $453,000 and $1,738,000 for the three and nine months ended November 30, 2001, respectively, to $3,148,000 and $9,494,000 from $2,695,000 and $7,756,000 for the same periods a year earlier. These increases were primarily the result of investments in information systems, increased professional fees, increased rent from a new lease, and staffing and other planned expenses to support future growth.

     Other income (expense), net declined by $229,000 and $274,000 for the three and nine months ended November 30, 2001, respectively, to ($27,000) and $131,000 from $202,000 and $405,000 for the same periods a year earlier, primarily due to lower interest income due to lower interest rates and lower cash balances available for investment as well as losses or lower gains on fully depreciated installation vehicles sold in the normal course of business.

     The provision for income taxes decreased by $991,000 and $2,063,000 for the three and nine months ended November 30, 2001, respectively, to $91,000 and $2,536,000 from $1,082,000 and $4,599,000 for the same periods a year earlier as the result of the decrease in the Company's taxable income during the respective periods. The Company's effective tax rate declined to 37% from 39% a year ago, primarily as a result of the foreign sales corporation's benefit from increased exports and lower state taxes.

     Revenues from the sales of products and components of the LoJack System to international licensees generally are recognized upon shipment to the licensee or, if later, when payment is reasonably assured. In the first nine months of fiscal 2002, the Company granted extended payment terms to an international licensee for amounts not covered by export insurance and deferred revenue recognition of approximately $1,498,000 in product shipments to that licensee until payment is reasonably assured. The Company is presently in the process of completing a secured long-term financing agreement with one of its licensees. Previously, the Company generally sold to foreign licensees through cash prepayments, letters of credit, and bonded warehouse arrangements or purchased export insurance, which assured payment for its products.

     The Company adopted SAB No. 101 in the fourth quarter of fiscal 2001 and changed its revenue recognition policy for international license fees. This change was effective March 1, 2000 and amounts previously reported for the nine months ended November 30, 2000 have been retroactively restated to reflect the application of SAB No. 101, including the non-cash charge of $2,978,000 (net of tax benefit) to reflect the cumulative effect of the accounting change as of the beginning of the year. Approximately $637,000 ($401,000 net of tax) of this deferred international license fee revenue has been recognized in the first nine months of fiscal 2002, and the remainder will be recovered in future quarters.

     New Accounting Pronouncements

     In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and requires, among other things, the discontinuance of goodwill amortization. Management does not believe that the adoption of either statement will have any impact on the Company's financial position or results of operations.

     In August 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale, and is effective for fiscal years beginning after December 15, 2001. Management does not believe that the adoption of this statement will have any impact on the Company's financial position or results of operations.

     Liquidity and Capital Resources

     In the nine months ended November 30, 2001 cash and equivalents decreased by $2,269,000. The overall decrease is the result of cash provided by operating activities of $7,456,000 offset by cash used for investing activities of $3,246,000 and cash used for financing activities of $6,479,000. Cash flows provided by operating activities for the nine months ended November 30, 2001 of $7,456,000 were primarily attributable to net income of $4,318,000, depreciation and amortization of $2,872,000, and increases in accounts payable of $2,756,000 due to the timing of related payments, deferred revenue additions of $7,981,000, and accrued and other liabilities of $1,481,000 reflecting the receipt of a large customer deposit. These increases were partially offset by an increase in accounts receivable of $6,220,000 reflecting increased sales toward the end of the quarter and the recognition of deferred revenue of $6,118,000.

     Cash flows from investing activities included expenditures for property and equipment for the nine months ended November 30, 2001 of $3,180,000 (exclusive of additions under capital leases of $1,604,000) and product development costs capitalized of $66,000. Expenditures for property and equipment reflect planned investments made in facilities, computer equipment, and other infrastructure to support the Company's future growth.

     Cash flows used for financing activities included repayment of capital leases of $1,472,000, as well as the repurchase of 993,640 shares of the Company's common stock during the nine months ended November 30, 2001 for $5,374,000. Total cumulative common shares repurchased under the Company's stock repurchase program were 7,932,840 shares as of November 30, 2001. As of November 30, 2001, there are approximately 1,267,000 additional common shares authorized for repurchase under the Company's existing repurchase program.

     As of November 30, 2001 the Company had working capital of $17,264,000. The Company believes that it can meet its anticipated capital and operating requirements for the remainder of fiscal 2002 and calendar year 2002 using existing working capital and cash flow from operations and if necessary, the Company's $7,500,000 line of credit, which was unused as of November 30, 2001.

     The Company's expansion to additional international markets is achieved through licensing agreements which do not require capital investment on the part of the Company. In December, 2001, the Company invested $1,366,000 to obtain a 7.9% equity investment in its French licensee, Traqueur, S.A. The Company may make such capital investments in the future.

     The Company also is continuing to explore possible investment opportunities, including, but not limited to, possible acquisitions of, or investments in, or joint ventures with other companies.

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

     Quantitative and Qualitative Disclosures About Market Risk

     The Company has limited exposure to market risk due to the nature of its financial instruments. The Company's financial instruments at November 30, 2001 consist of cash and equivalents, accounts receivable, accounts payable, deposits, accrued liabilities, and capital lease obligations. The fair value of these financial instruments as of November 30, 2001 approximate their carrying values.

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

                           PART II - OTHER INFORMATION

Item 1.  Not Applicable

Item 2.  Not Applicable

Item 3.  Not Applicable

Item 4.  Not Applicable

Item 5.  Not Applicable

Item 6
      a. Exhibits: None

      b. Reports on Form 8-K: On November 1, 2001, the Company filed a Current Report on Form 8-K reporting that on October 24, 2001, the Company's Board of Directors approved a change in the Company's fiscal year end from the last day of February to December 31, to be effective beginning December 31, 2001 and that a report on Form 10-K covering the ten months ended December 31, 2001 (the transition period) will be filed in accordance with the Securities and Exchange Commission filing requirements.

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

January 14, 2002                         /s/ Joseph F. Abely
----------------                         -------------------
Date                                     Joseph F. Abely
                                         President and Chief Operating Officer


January 14, 2002                         /s/ Keith E. Farris
----------------                         -------------------
Date                                     Keith E. Farris
                                         Chief Financial Officer
                                         (Principal Financial Officer)