Form 10-K
period 2001-12-31
LOJACK CORP
filed 2002-03-29
CIK 355777

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)

[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year

                                       or

[X] Transition Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from March 1, 2001 to December 31, 2001

                           Commission File No. 1-8439

                               LOJACK CORPORATION
             (Exact name of registrant as specified in its charter)

          Massachusetts                                          04-2664794
  (State or other jurisdiction                                (I.R.S. employer
of incorporation or organization)                            identification no.)

 200 Lowder Brook Drive, Suite 1000
        Westwood, Massachusetts                                         02090
(Address of Principal Executive Offices)                              (Zip Code)

                                 (781) 326-4700
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                         Preferred Share Purchase Rights
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock, $.01 par value (the "Common Stock") held by non-affiliates was approximately $77,265,000 as of March 27, 2002. The aggregate market value of Common Stock indicated is based upon the last traded price of the Common Stock as reported by NASDAQ on March 27, 2002.

As of March 27, 2002, there were issued and outstanding 14,998,321 shares of the registrant's Common Stock.

--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Stockholders for the ten months ended December 31, 2001 (Items 5, 6, 7, 7A, 8 and 14(a)(1))

(2) Portions of the definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on May 30, 2002 (Items 10, 11, and 12)

                               LOJACK CORPORATION
                                Table of Contents

Securities and Exchange Commission
Item Number and Description                                                                                         Page
---------------------------                                                                                         ----
                                     PART I

ITEM   1.    Business................................................................................................1

ITEM   2.    Properties..............................................................................................8

ITEM   3.    Legal Proceedings.......................................................................................8

ITEM   4.    Submission of Matters to a Vote of Security Holders.....................................................8

                                     PART II

ITEM   5.    Market for the Registrant's Common Equity and Related Stockholder Matters...............................8

ITEM   6.    Selected Financial Data.................................................................................8

ITEM   7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................................................................8

ITEM   7A.   Quantitative and Qualitative
             Disclosures about Market Risk...........................................................................8

ITEM   8.    Financial Statements and Supplementary Data.............................................................8

ITEM   9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.....................................................................9

                                    PART III

ITEM   10.   Directors and Executive Officers of the Registrant......................................................9

ITEM   11.   Executive Compensation..................................................................................9

ITEM   12.   Security Ownership of Certain Beneficial Owners and Management..........................................9

ITEM   13.   Certain Relationships and Related Transactions..........................................................9

                                     PART IV

ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................................9

SIGNATURES..........................................................................................................13
INDEX TO INDEPENDENT AUDITORS' REPORT AND FINANCIAL STATEMENT SCHEDULE..............................................14

In as much as the calculation of shares of the registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the registrant's best good faith estimate for purposes of this annual report on Form 10-K, and the registrant disclaims that such figure is binding for any other purpose. All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 10% of the registrant's Common Stock, as disclosed herein, were considered for purposes of this disclosure to be held by affiliates.

                                     PART I

ITEM 1 - BUSINESS

GENERAL

LoJack Corporation ("LoJack" or the "Company") was organized as a Massachusetts corporation in 1978. Its corporate offices are located at 200 Lowder Brook Drive, Suite 1000 in Westwood, MA 02090. Its telephone number is (781) 326-4700.

LoJack develops and markets the LoJack System, a unique, patented system designed to assist law enforcement personnel in locating, tracking and recovering stolen vehicles. In addition, LoJack develops and markets a product line of its patented LoJack System designated for use in international markets where it may not be practicable or desirable to implement the fully integrated LoJack System.

The LoJack System is comprised of a Registration System maintained and operated by LoJack; a Sector Activation System and Police Tracking Computers operated by law enforcement officials (the "Law Enforcement Components"); and the LoJack Unit, a VHF (very high frequency) transponder sold to consumers. The LoJack System is designed to be integrated into existing law enforcement computers and telecommunication networks and procedures. If a vehicle equipped with a LoJack Unit is stolen, its owner reports the theft as usual to the local police department. Existing law enforcement computer and communication networks and procedures operate in the normal manner for a report of a stolen vehicle. If the theft involves a vehicle equipped with a LoJack Unit, and is reported in a jurisdiction where the LoJack System is operational, a unique radio signal will be transmitted automatically to the LoJack Unit in the stolen vehicle activating its tracking signal. The Police Tracking Computer, installed in police patrol cars and aircraft throughout the coverage areas and used to lead law enforcement officers to the stolen vehicle, can detect the tracking signal emitted from the LoJack Unit.

The Company's revenues in the United States are derived primarily from the sale of LoJack Units and related products, including alarms and extended warranties, to consumers. Approximately 94% of domestic sales are made through a distribution network consisting of new and used automobile dealers. The Company has strong consumer brand awareness in the United States, originally built in the cars and light trucks market, and is expanding its brand awareness to the commercial fleet and construction markets.

The Company also derives revenues from license fees, sales of products, and royalties pursuant to agreements to license the use of the Company's stolen vehicle recovery system technology, to over 25 international markets. In connection with this international expansion, the Company modified its stolen vehicle recovery technology to have the flexibility of operating independently of existing law enforcement communication networks.

OPERATION OF THE LOJACK SYSTEM IN THE UNITED STATES

Under agreements with state police agencies, LoJack generally furnishes the Law Enforcement Components for distribution to state, county, and municipal law enforcement agencies for a nominal rent. The installation, testing and maintenance of the Law Enforcement Components are primarily the responsibility of LoJack. LoJack or a LoJack subsidiary generally owns the Law Enforcement Components. The respective state, county or city law enforcement agency provides the necessary staff to operate the LoJack System as required during the term of each such agreement. The agreements with the applicable law enforcement agencies are generally for initial terms of up to five years. To date, all such agreements that have expired, have been renewed or are in the process of renewal. Renewal or extension of any such agreement may be subject to competitive bidding. The Company has no legal obligation to retail customers to provide ongoing systems support and maintenance or to refund any of the purchase price if these contracts expire and are not renewed, or are terminated either by LoJack or by the local law enforcement agencies.

The LoJack System has been implemented in all or a portion of each of the following domestic jurisdictions pursuant to agreements with applicable law enforcement agencies:

Jurisdiction                                              Year Operational
------------                                              ----------------

Arizona                                                         1998
California:
    Los Angeles County                                          1990
    Northern California                                         2000
    San Diego and Orange County                                 1995
    San Bernadino, and Riverside                                1997
    San Francisco and San Jose Counties                         2000
    Ventura County                                              1998
Colorado                                                        2001
Connecticut                                                     1995
Delaware                                                        1998
District of Columbia                                            1994
Florida:
    Dade, Broward,
    Palm Beach and surrounding areas;                           1988
    St. Lucie and Martin
    Counties, and surrounding areas;                            1994
    Tampa, St. Petersburg and
    surrounding areas in West Florida;                          1994
    Orlando and surrounding area;                               1996
    Ft. Myers and Jacksonville                                  1999
Georgia                                                         1992
Illinois                                                        1990
Louisiana                                                       2001
Maryland                                                        1997
Massachusetts                                                   1986
Michigan                                                        1990
Nevada                                                          2000
New Hampshire                                                   1998
New Jersey                                                      1990
New York                                                        1994
Pennsylvania                                                    1997
Rhode Island                                                    1994
Texas:
    Dallas                                                      1997
    Houston                                                     1998
    San Antonio and Austin                                      2000
Virginia                                                        1993

The Company's strategic plan for the operation of its stolen vehicle recovery network in the United States is to increase dealer penetration in its existing domestic markets and to expand the use of its technology to those international markets where the combination of new vehicle sales, population density, and the incidence of vehicle theft is high.

THE LOJACK SYSTEM

The LoJack System consists of four basic components:

     1.   LoJack Unit
     2.   Police Tracking Computer
     3.   Sector Activation System
     4.   Registration System

The LoJack Unit. The LoJack Unit is the consumer component of the LoJack System and is installed in a purchaser's motor vehicle. The LoJack Unit consists of a VHF transponder, a microprocessor based computer, and a modem. The computer's memory contains a set of codes unique to the particular LoJack Unit. The microprocessor activates the Unit's transmitter upon receipt of its unique activation code from the Sector Activation System. Since each LoJack Unit has its own unique activation code and reply code, the microprocessor responds only upon receipt of the appropriate code. An activated LoJack Unit will continue to broadcast its reply code until it receives a properly coded message to stop. That message is sent automatically upon entry of information in the police computer system in a jurisdiction in which the LoJack System is operational that the police have recovered the vehicle. All transmissions are made on a nationwide radio frequency allocated by the Federal Communications Commission ("FCC") as a law enforcement radio service.

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

NEW DEVELOPMENTS

LoJack Uplink. LoJack Uplink is being developed to provide the capability for communications from the LoJack Unit in the customer vehicle back to the LoJack Control Center. LoJack Uplink has been approved by the FCC. The uplink capability opens the possibility for new features and services to be added to LoJack's stolen vehicle recovery system. LoJack Early Warning(TM), the first Uplink product, will provide early notification to the vehicle owner in the event an unauthorized user is operating the vehicle. LoJack expects to introduce LoJack Early Warning(TM) in 2002.

LoJack Unit #4 and #5. LoJack is continuing the parallel development of two new LoJack Units, which will replace the current LoJack Unit #3. While functionally the same as the current LoJack Unit, the new versions will be re-engineered to take advantage of leading Radio Frequency (RF) technology. It is anticipated that both the LoJack Unit #4 and #5 will be available in 2003.

LoJack LoCate. LoJack continues its development of a Global Positioning Satellite System (GPS) based telematics product and service to address potential market opportunities. The Company continues to evaluate markets of potential interest and anticipates the introduction of LoJack LoCate during 2003.

MARKETING AND DISTRIBUTION OF LOJACK UNITS - UNITED STATES

LoJack's marketing approach focuses on franchised new car dealers who will offer the LoJack Unit as an option on both their new and used car sales. LoJack also markets conventional vehicle security devices and extended warranties. The Company markets through a national sales force that routinely visits franchised new car dealers to educate and train dealership personnel on the benefits of the LoJack System. Like other options, the LoJack Unit and related products usually can be financed conveniently as a part of the purchase price of the vehicle. LoJack uses direct advertising to consumers to generate product awareness.

LoJack also markets its products directly to operators of fleet and commercial vehicles.

LoJack maintains full responsibility for installation and warranty service of LoJack Units sold by the Company both for the convenience of dealers through whom the LoJack Units are marketed and for LoJack to maintain a high degree of quality control and security over its technology. LoJack also offers an extended warranty at point of sale to new customers and through direct sales efforts to existing customers.

LoJack is exploring additional channels of distribution, including marketing through insurers, retail electronic stores, and direct through partnerships.

In addition to distributing LoJack Units through its internal sales force and through its subsidiaries or licensees, LoJack may consider joint ventures or other cooperative arrangements to expedite the expansion of the LoJack System. The actual method of distribution will be determined on a market-by-market basis.

INTERNATIONAL OPERATIONS

The Company also licenses the use of its stolen vehicle recovery system technology in selected international markets. Unlike the LoJack System currently operational in the United States, the product available to our international markets has the flexibility of operating independently of existing law enforcement communication networks.

The Company targets its product for use by either law enforcement or private security companies in selected international markets where the implementation of a fully integrated LoJack System may not be feasible. This application of the LoJack technology allows stolen vehicles to be activated, tracked and recovered without the direct involvement of local police.

Present international license agreements have thus far been denominated in U.S. dollars and structured with up-front licensing fees, which may be substantial and are non-recurring, and provide that the Company will subsequently either supply components and products at prices to be determined from time to time and/or receive royalties based upon the licensees' revenues. It is the Company's intention to continue to license the use of the LoJack System in other selected international markets on the same basis as described above.

LoJack Corporation has decided to make direct investments in licensee operations which offer significant market opportunity for LoJack Unit sales. The Company focuses on markets that have high per capita thefts, high annual recurring sales of new vehicles, and large numbers of vehicles operating in the area. The Company expects to leverage its close relationship with its international partners to continue to better understand the business models of its licensees and to develop a global technology roadmap. In December 2001, the Company acquired a 7.9% equity interest in its French licensee.

In accordance with SEC Staff Accounting Bulletin No. 101, effective March 1, 2000, the Company recognizes up-front international license fee revenues over the initial term of the license, typically ten years. Prior to fiscal 2001, non-refundable fees received in connection with the granting of international licenses to implement and operate components of the LoJack System were generally recognized upon the receipt of the fees, or in the case of deposits, once they became non-refundable.

As of December 31, 2001, the Company had licensees to provide stolen vehicle recovery systems using LoJack's technology in the following countries:
Argentina, Bahamas, Belize, Brazil, Colombia, Costa Rica, Ecuador, El Salvador, France, Germany, Greece, Guatemala, Honduras, Hong Kong, Kenya, Korea, Mexico, Nicaragua, Nigeria, Panama, Poland, Portugal, Russia, South Africa, Spain, Trinidad and Tobago, Uganda, United Kingdom, Uruguay and Venezuela. The Company is also pursuing similar agreements for other countries.

Approximately 17% of the Company's revenues in the ten months ended December 31, 2001 were derived from sales and license fees to international customers. These revenues were comprised of product sales and licensing revenues from unaffiliated customers in foreign countries. Most of the Company's foreign product sales are covered by letters of credit, are insured through EXIM Bank, or require payment in advance from the licensee. The Company, from time to time, may grant extended payment terms to its customers for amounts not covered by export insurance or prepayments. In those cases, the Company recognizes revenue upon shipment of the product, or when payment becomes reasonably assured, whichever is later. (See Notes 1, 10 and 11 in the Notes to the Consolidated Financial Statements, which are included in the portions of LoJack's December 31, 2001 Annual Report filed as Exhibit 13 hereto.)

GOVERNMENT REGULATION AND APPROVAL

In 1989, the FCC put into effect a rule change to allocate frequency 173.075 MHz for nationwide use by state and local law enforcement agencies for stolen vehicle recovery systems. Law enforcement agencies in jurisdictions where the Company operates have been granted authority by the FCC to use this frequency for a stolen vehicle recovery system.

In connection with its domestic operations, the Company must obtain the approval of law enforcement agencies for implementation of the LoJack System before sales of LoJack Units can commence in a given jurisdiction. The approval process may be time consuming and costly and is subject to considerations generally affecting the process of governmental decision-making. In some jurisdictions, governmental approval may be terminable at the convenience of the executive or legislative body. Any such termination could have a material adverse effect on future sales in any such jurisdiction.

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

AUTOMOBILE INSURANCE BENEFITS

Management considers automobile insurance premium discounts to be an inducement for the purchase of LoJack Units by vehicle owners. The application of insurance premium discounts, which are generally applied to the vehicle owner's comprehensive insurance, varies from state to state and, in some cases, from insurance company to insurance company. For example, insurance regulations in some states, such as Massachusetts, Rhode Island, New York and New Jersey, provide for mandated insurance discounts for automobiles protected by automobile security systems. In other states, such as California, where the granting of such discounts is not regulated, individual insurance carriers make the determination. Currently, insurance discounts, which vary from state to state, and nationally by certain insurance carriers, provide for discounts of up to 35% on comprehensive insurance premiums for vehicles equipped with a vehicle recovery and anti-theft device. The Company is working directly with the insurance industry to explore the feasibility of initiating marketing programs directly with insureds. Since the insurance industry is, in general, heavily regulated, the process of seeking voluntary or mandatory discounts for vehicles may involve significant time and effort.

PRODUCT WARRANTY

LoJack Unit, Starter Disabler, LoJack Shock Sensor or LoJack Alarm System. LoJack warrants to consumers that the LoJack Unit and related products will be free from defects in material or workmanship for a period of two years from the date of installation. If the product proves to be defective in material or workmanship, the Company will, at its option, either replace the product or will provide without charge the labor and parts necessary to remedy any such defects at a LoJack operated installation center.

Limited recovery warranty. LoJack also warrants to original purchasers of LoJack Units that if their LoJack equipped vehicle is stolen and reported in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time that the theft is reported to the police, LoJack will pay the consumer an amount equal to the full purchase price of the LoJack Unit up to a maximum of $595.

LoJack Guarantee Plus 5000. If this additional warranty is purchased, LoJack warrants to the original purchaser of a LoJack Unit, for a period of five years from the date of installation, that if the purchaser's vehicle becomes a total loss due to theft or is not recovered in 30 days from the time the theft is reported to the police, the consumer will receive $2,500 plus an additional $2,500 toward the purchase or lease of a replacement vehicle if the purchaser returns to the original dealer. Presently, the risk relating to warranty claims is fully covered by third party insurance companies.

PATENTS AND TRADEMARKS

LoJack holds United States Patents Nos. 4,818,998 and 4,908,629, which expire in 2006 and 2007, respectively, covering the LoJack System. The Company also holds patents in various countries in Europe, Asia, South America, and North America. Patent protection has also been sought by LoJack in several other countries. The Company has sought, and in the future intends to seek, patent protection when appropriate to protect the results of its research and development efforts. Although management believes the patents have value, there can be no assurance such patents will effectively deter others from manufacturing and marketing a stolen vehicle recovery system. LoJack's name and logo are registered trademarks in the United States and many foreign countries.

COMPETITION

Several competitors or potential competitors are marketing or have announced the development of products, including those which are GPS-based, which claim to have stolen vehicle tracking features that may be directly competitive with the LoJack System. To the knowledge of management, none are compatible with the LoJack System, and none are proposed to be operated or actively monitored exclusively by law enforcement agencies, as is the LoJack System. Additionally, most of these potential competitors require the consumer to pay recurring fees for their service.

LoJack markets the LoJack System as a stolen vehicle recovery device. Management believes, however, that makers of auto theft prevention devices view the LoJack System as competitive, and, consequently, LoJack believes it faces competition from companies that sell vehicle security devices. Management believes the competition is based on the choice between the functionality of a theft prevention device versus a vehicle recovery device.

Some of the competitors and potential entrants into the vehicle tracking industry have greater resources than LoJack. In addition, there can be no assurance that a competitor will not develop a system of theft detection or recovery, including other stolen vehicle recovery systems that may or may not require government approvals that would compete with or be superior to the LoJack System.

CONTRACT MANUFACTURER ARRANGEMENTS

LoJack has contract manufacturer arrangements for the LoJack Unit, new products and LoJack System Components. The Company has utilized Motorola, Inc. for over 15 years to manufacture the LoJack Unit, which is designed for automated production using surface mounted technology. LoJack believes that several companies have the capability to manufacture LoJack Units using this technology. The Company also has contracted with Motorola for development and redesign of the LoJack Unit to accommodate additional applications.

INVENTORY

LoJack seeks to maintain a 60-day supply of LoJack Units, which it believes is in line with sales levels and sufficient to rapidly fulfill orders. The Company maintains an inventory of certain Law Enforcement Components beyond its current requirements in order to facilitate expansion into additional domestic markets.

RESEARCH AND DEVELOPMENT

During the ten months ended December 31, 2001 and fiscal years ended February 28, 2001 and February 29, 2000, LoJack had company-sponsored research and development expenses of approximately $2,634,000, $1,200,000 and $1,057,000, respectively, while software product development costs of $194,000, $534,000 and $291,000, respectively, were capitalized.

EMPLOYEES

As of December 31, 2001, the Company and its subsidiaries had approximately 620 full-time employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Company's executive officers is set forth below.

Name                       Age                Title
----                       ---                -----
Ronald J. Rossi            62                 Chairman and Chief Executive Officer

Joseph F. Abely            49                 President, Treasurer and Chief Operating Officer

William R. Duvall          50                 Senior Vice President

Peter J. Conner            61                 Vice President (Government Relations)

Kevin M. Mullins           47                 Vice President (Sales)

Keith E. Farris            54                 Vice President (Finance) and Chief Financial Officer

Donna M. Driscoll          49                 Vice President (Marketing)

Mr. Rossi joined LoJack in November 2000 as Chief Executive Officer. He became a director and was elected Chairman of the Board effective May 21, 2001. Prior to joining LoJack, Mr. Rossi spent 35 years with the Gillette Company, progressing through a variety of management positions in sales, marketing, and general management in the United States, Canada and Puerto Rico. Mr. Rossi served as President of Oral-B Worldwide, a Gillette Company, from 1998 to 2000. From 1988 to 1998 he was President of Gillette North America; previous positions include President of Gillette Canada and President of Braun/Canada. Mr. Rossi has been a member of the board of the Mentor Corporation since January, 2000 and has served on the executive board of the Massachusetts Bay Red Cross from 1993 to 1998, on the board of the New England Sports Museum from 1993 to 1998, and as chairman of the Canadian Cosmetic and Toiletry Fragrance Association since 1987.

Mr. Abely joined LoJack in October 1988 as Senior Vice President and Chief Financial Officer. He was named President and Chief Operating Officer in January 1996 and a director in November 2000. From 1976 until October 1988, Mr. Abely was employed by the accounting firm of Deloitte Haskins & Sells, where he served as a partner from 1985. Mr. Abely is a Certified Public Accountant.

Mr. Duvall joined LoJack in 1985 and is Senior Vice President of Operations and Technical Development. He was appointed President of LoJack International in 2001. From 1984 to 1985, he was a part owner and manager of Rich's Car Tunes, a company engaged in the sale and installation of consumer electronic products in the automotive aftermarket. For six years prior to 1984, Mr. Duvall was Vice President of Marketing and Sales for Analog and Digital Systems, Inc., a manufacturer of consumer electronic products.

Mr. Conner joined LoJack in 1985 and is Vice President of Government Relations. From 1982 to 1985, he was a franchise director for Continental Cablevision of Boston, Massachusetts. From 1980 to 1982, Mr. Conner was a franchise director for American Television Communications of Denver, Colorado, a cable television operator.

Mr. Mullins joined LoJack in February 1996 and is Vice President of Sales.
Mr. Mullins served as Vice President of Sales and Marketing of LoJack from February 1996 until May 2001. From 1976 until joining LoJack, Mr. Mullins served in a variety of positions at Proctor & Gamble Company, Inc., including District Sales Manager, Customer Business Development Manager, and most recently as Northeast Operation Manager.

Mr. Farris joined LoJack in October 2000 as Vice President of Finance and Chief Financial Officer. From August 1996 to October 2000, Mr. Farris served as Vice President of Finance and Chief Financial Officer of Arkwright, Inc., a manufacturer of digital imaging supplies. From 1981 to August 1996, Mr. Farris held various financial management positions at Digital Equipment Corporation. Mr. Farris is a Certified Public Accountant.

Ms. Driscoll joined LoJack in May 2001 and is Vice President of Marketing. From 1999 to 2000, she was Chief Marketing Officer for Roxy.com, an on-line retailer of consumer electronics. Ms. Driscoll previously served in a variety of executive marketing positions at Citigroup from 1987 to 1992 and then again from 1997 to 1999; AT&T Capital Corp from 1994 to 1997 and Fidelity Investments from 1992 to 1994.

There are no arrangements or understandings pursuant to which any executive officer was or is to be selected for election or reelection. There are no family relationships among any Directors or executive officers.

ITEM 2 - PROPERTIES

The Company's executive offices are located at 200 Lowder Brook Drive, Westwood, Massachusetts, under a lease for such space expiring in January 2007. In addition, the Company leases various facilities in Arizona, Colorado, California, Florida, Georgia, Illinois, Massachusetts, Michigan, Nevada, New Jersey, Pennsylvania, Texas and Virginia under operating leases whose terms expire from 2002 to 2006. The leases contain renewal options ranging from two to five years. Because the Company's operations do not require any special facilities, the Company does not anticipate any difficulty in finding space adequate for its purposes at reasonable rates, should the need arise. The Company believes that its facilities are adequate for its operations.

ITEM 3 - LEGAL PROCEEDINGS

The Company was not a party to any material legal proceedings during the ten months ended December 31, 2001, and the Company is not currently a party to any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section entitled "Market for Registrant's Common Equity and Related Stockholder Matters" of the Company's December 31, 2001 Annual Report, which is filed herewith as part of Exhibit 13.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the section entitled "Selected Financial Data" of the Company's December 31, 2001 Annual Report, which is filed herewith as part of Exhibit 13.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's December 31, 2001 Annual Report, which is filed herewith as part of Exhibit 13.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's December 31, 2001 Annual Report, which is filed herewith as part of Exhibit 13.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the consolidated financial statements (including the notes thereto) and the independent auditors' report thereon appearing in the December 31, 2001 Annual Report, which is filed herewith as part of Exhibit 13.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to Item 401(b) of Regulation S-K, the information required by this item concerning executive officers is set forth in Part I, Item 1 under the heading "Executive Officers of the Registrant" and information concerning Directors is incorporated by reference to the sections entitled "Proposal No. 1 - Election of Directors" and "Board of Directors" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 30, 2002.

The discussion under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 30, 2002 contains the information with respect to any delinquent filings of reports pursuant to Section 16(a) of the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 30, 2002 under the heading "Executive Compensation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 30, 2002 under the heading "Principal and Management Stockholders."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1)  Consolidated Financial Statements
               ---------------------------------

               The following financial statements and the report of the independent auditors are incorporated by reference to the portions of the Company's December 31, 2001 Annual Report, which are filed herewith as Exhibit 13:

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

     (b)  Reports on Form 8-K
          -------------------
               On November 1, 2001, the Company filed a report on Form 8-K indicating that on October 24, 2001, the Company's Board of Directors approved a change in the Company's fiscal year end from the last day of February to December 31, to be effective beginning December 31, 2001 and that a report on Form 10-K covering the ten months ended December 31, 2001 (the transition period) will be filed in accordance with the Securities and Exchange Commission filing requirements.

     (c)  Exhibits
          --------

               Certain of the exhibits listed hereunder have been previously filed with the Commission as exhibits to certain registration statements and periodic reports and, where indicated below, are incorporated herein by reference pursuant to Rule 12b-32 promulgated under the Securities Exchange Act of 1934.

3A.       Restated Articles of Organization (incorporated by reference to
          Exhibit 3A filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (the "1994 Form 10-K"))
3B. Amended By-Laws (incorporated by reference to exhibit 3B filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1992 (the "1992 Form 10-K"))
4A. Specimen Share Certificate (incorporated by reference to exhibit 4A to File No. 2-74238-B)
4A1.      Amended Specimen Share Certificate (incorporated by reference to exhibit 4B to File No. 2-98609)
10A. Supply Agreement with Motorola (incorporated by reference to exhibit 10J to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1986 (the "1986 Form 10-K"))
10B. Agreement with the City of Los Angeles dated March 9, 1989 (incorporated by reference to exhibit 10K to File No. 33-27457)
10C. Contract between the State of Michigan and LoJack Corporation dated as of April 24, 1989 (incorporated by reference to exhibit 10O filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (the "1990 Form 10-K")
10D. Agreement between LoJack Corporation and the Illinois State Police dated as of August 23, 1990 (incorporated by reference to exhibit 10P to the 1990 Form 10-K)
10E.++ 1985 Non-Qualified Stock Option Plan, as amended (incorporated by reference to exhibit 10F to the 1992 Form 10-K)
10F.++ Directors' Compensation Plan (incorporated by reference to exhibit 10G to the 1992 Form 10-K)
10G.++ LoJack Corporation Restated and Amended Stock Incentive Plan (incorporated by reference to Exhibit 10H to the 1994 Form 10-K)
10H.++ Amendment Number One to Restated and Amended Stock Incentive Plan (incorporated by reference to Exhibit 10ss filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996 (the "1996 Form 10-K")
10I.++    Amendment Number Two to Restated and Amended Stock Incentive Plan
10J. Form of Agreement with respect to options granted to certain officers and employees (incorporated by reference to exhibit 10H to File No. 33-27457)
10K. Lease Agreement LoJack Sector Activation System dated February 23, 1988 between Recovery Systems, Inc. and the Florida Department of Motor Vehicles (incorporated by reference to exhibit 10K to the 1992 Form 10-K)
10L. Accepted Proposal by LoJack Corporation to the Massachusetts Department of Public Safety (incorporated by reference to exhibit 10F to File No. 2-74238-B)
10M. Lease Agreement between Auto Recovery Systems, Inc. and the State of New Jersey dated July 31, 1989 (incorporated by reference to exhibit 10M to 1992 Form 10-K)
10N. Loan Agreement dated December 10, 1993 among The First National Bank of Boston and LoJack Corporation, LoJack Midwest Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc. and CarSearch Corporation (incorporated by reference to Exhibit 10N to the 1994 Form 10-K)

10O. Lease Agreement Number VA-901212-LOJ between LoJack Corporation and the Commonwealth of Virginia dated September 17, 1991 (incorporated by reference to exhibit 10W to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (the "1993 Form 10-K"))
10P. Lease Agreement between LoJack Corporation and the State of Georgia Department of Public Safety dated June 6, 1991 (incorporated by reference to exhibit 10X to the 1993 Form 10-K)
10Q.++ Form of Senior Management Option (incorporated by reference to exhibit 10Z to 1993 Form 10-K)
10R. License, Trademark and Supply Agreement dated July 16, 1992, by and between Carsearch Corporation, a subsidiary of LoJack Corporation, and Secar, Ltd. Kutuzovovn, Bratislava, Czechoslovakia (incorporated by reference to exhibit 10aa to the 1993 Form 10-K)
10S. Patent License and Ancillary Know-How Agreement dated December 30, 1991, and Second Amendment (relating to the Patent, License and Know-How Agreement of December 30, 1991), dated January 29, 1993, (the Second Amendment incorporates by reference the First Amendment to the Patent, License and Know-How Agreement dated April 27, 1992 which is superseded), each by and between LoJack Corporation and Stolen Vehicle Recovery Systems Limited, Aylesbury, Buckingham, UK (incorporated by reference to exhibit 10bb to the 1993 Form 10-K)
10T. Agreement dated January 21, 1994 between the New York Division of State Police and LoJack Corporation (incorporated by reference to
          Exhibit 10aa to the 1994 Form 10-K)
10U. Memorandum of Understanding dated July 29, 1993 with the District of Columbia Metropolitan Police Department (incorporated by reference to
          Exhibit 10cc filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (the "1995 Form 10-K")
10V. Memorandum of Understanding dated February 28, 1994 with Rhode Island State Police (incorporated by reference to Exhibit 10dd to the 1995 Form 10-K)
10W. Contract dated July 15, 1993 with the State of Connecticut (incorporated by reference to Exhibit 10ee to the 1995 Form 10-K) 10X. License, Trademark, and Supply Agreement dated October 13, 1994 between LoJack International Corporation and Tracker Vehicle Location Systems (PTY) Ltd., Cape Town, South Africa (incorporated by reference to Exhibit 10nn to the 1995 Form 10-K)
10Y. Patent License and Ancillary Know-How Agreement dated November 30, 1994 between LoJack International Corporation and LoJack Italia, Bologna, Italy (incorporated by reference to Exhibit 10pp to the 1995 Form 10-K)
10Z. License and Supply Agreement dated April 25, 1995 between LoJack International Corporation and United States Consolidated Technologies Corporation (incorporated by reference to Exhibit 10qq to the 1995 Form 10-K)
10aa. Second Amendment to Loan Agreement dated as of February 20, 1996 among The First National Bank of Boston and LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc. and LoJack Holdings Corporation (incorporated by reference to Exhibit 10tt to the 1996 Form 10-K)
10bb. Trademark and Supply Agreement dated August 15, 1995 between LoJack International and CarTrack Kenya Limited, Nairobi, Kenya (incorporated by reference to Exhibit 10yy to the 1996 Form 10-K)
10cc. Third Amendment to Loan Agreement dated as of October 31, 1996 among The First National Bank of Boston and LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdings Corporation and LoJack Venture Corporation (incorporated by reference to Exhibit 10jj to the Company's Annual Report on the Form 10-K for the fiscal year ended February 28, 1997 (the "1997 Form 10-K)
10dd. Fourth Amendment to Loan Agreement dated as of February 28, 1997among The First National Bank of Boston and LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdings Corporation, and LoJack Venture Corporation (incorporated by reference to Exhibit 10ll to the 1997 Form 10-K)
10ee. License, Trademark and Supply Agreement dated September 10, 1996 between LoJack International and S1 Corporation, Seoul, Korea (incorporated by reference to Exhibit 10nn to the 1997 Form 10-K)
10ff. Agreement dated September 1, 1996 between LoJack Corporation and the Texas Department of Public Safety (incorporated by reference to
          Exhibit 10oo to the 1997 Form 10-K)
10gg. Agreement between Commonwealth of Pennsylvania, Pennsylvania State Police and LoJack Corporation dated May 14, 1996 (incorporated by reference to Exhibit 10pp to the 1997 Form 10-K)
10hh. Agreement between the Maryland Department of State Police and LoJack Corporation dated November 8, 1996 (incorporated by reference to
          Exhibit 10qq to the 1997 Form 10-K)
10ii. Fifth Amendment to Loan Agreement dated February 28, 1998 among BankBoston N. A. and LoJack Corporation, LoJack International Corporation, LoJack New Jersey Corporation, Recovery Systems Inc., LoJack Holdings Corporation, LoJack Venture Corporation, LoJack of Pennsylvania Corporation, and LoJack FSC, Ltd. (incorporated by reference to Exhibit 10uu to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 (the "1998 Form 10-K"))

10jj.     Sixth Amendment to Loan Agreement dated May 26, 1999 among BankBoston
          N. A. and LoJack Corporation, LoJack International Corporation, LoJack New Jersey Corporation, Recovery Systems Inc., LoJack Holdings Corporation, LoJack Venture Corporation, LoJack of Pennsylvania Corporation, LoJack Arizona LLC, LoJack Recovery Systems Business Trust and LoJack FSC, Ltd. (incorporated by reference to Exhibit 10ww to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 (the "1999 Form 10-K"))
10kk. Fifth Amended and Restated Revolving Credit and Term Note payable to the order of BankBoston N.A. dated as of May 26, 1999 in the amount of $7,500,000 made by LoJack Corporation, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdings Corporation, LoJack Venture Corporation, and LoJack of Pennsylvania Corporation, LoJack of Arizona LLC, LoJack Recovery Systems Business Trust and LoJack FSC, Ltd. (incorporated by reference to Exhibit 10xx to the 1999 Form 10-K)
10ll. Employment Agreement with Ronald J. Rossi dated November 20, 2000 (incorporated by reference to Exhibit 10ll to the 2001 Form 10-K).
10mm.* Seventh Amendment to Loan Agreement dated February 19, 2002 among Fleet National Bank (formerly known as BankBoston NA) and LoJack Corporation, LoJack International Corporation, LoJack New Jersey Corporation, Recovery Systems Inc., LoJack Holdings Corporation, LoJack Venture Corporation, LoJack of Pennsylvania Corporation, and LoJack FSC, Ltd.
10nn.* Promissory Note dated October 4, 2001 between Car Security S.A. and LoJack Corporation
10oo.* Guarantee dated as of October 4, 2001 by Carlos MacKinley in favor of LoJack Corporation
10pp.* Pledge and Security Agreement dated as of October 4, 2001 made by Carlos Roberto MacKinley in favor of LoJack Corporation.
10qq.* Pledge and Security Agreement dated as of October 4, 2001 made by Roberto Bonanni Rey in favor of LoJack Corporation
13.* Portions of Annual Report to Stockholders which are incorporated by reference in this Form 10-K

21.*      Subsidiaries of the Registrant
23.*      Consent of Deloitte & Touche LLP

----------
* Indicates an exhibit which is filed herewith.
++ Indicates an exhibit which constitutes an executive compensation plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Westwood, Commonwealth of Massachusetts, on the 28th day of March 2002.


                                              LOJACK CORPORATION
                                              (Registrant)


                                              BY: /s/Ronald J.Rossi
                                                 -------------------------------
                                                  Ronald J. Rossi
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the date indicated.

Signature                Capacity                                    Date
---------                --------                                    ----


/s/ Ronald J. Rossi      Director, Chairman, and Chief Executive     March 28, 2002
---------------------
Ronald J. Rossi          Officer


/s/ Joseph F. Abely      Director, President and Chief Operating     March 28, 2002
---------------------
Joseph F. Abely          Officer


/s/ Robert J. Murray     Director                                    March 27, 2002
---------------------
Robert J. Murray


/s/ Lee T. Sprague       Director                                    March 27, 2002
---------------------
Lee T. Sprague


/s/ Larry C. Renfro      Director                                    March 22, 2002
---------------------
Larry C. Renfro


/s/ Harvey Rosenthal     Director                                    March 24, 2002
---------------------
Harvey Rosenthal


/s/ John H. MacKinnon    Director                                    March 27, 2002
---------------------
John H. MacKinnon


/s/ Robert L. Rewey      Director                                    March 27, 2002
---------------------
Robert L. Rewey


/s/ Keith E. Farris      Vice President (Finance) and Chief          March 28, 2002
---------------------
Keith E. Farris          Financial Officer

     INDEX TO INDEPENDENT AUDITORS' REPORT AND FINANCIAL STATEMENT SCHEDULE

                                                                                                          PAGE
Independent Auditors' Report Relating to the Financial Statement Schedule..................................F-1

Schedule II - Valuation and Qualifying Accounts............................................................F-2

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of LoJack Corporation:

We have audited the consolidated financial statements of LoJack Corporation and subsidiaries (the "Company") as of December 31, 2001 and February 28, 2001, and for the ten month period ended December 31, 2001 and for the years ended February 28, 2001 and February 29, 2000, and have issued our report thereon dated March 6, 2002. Such consolidated financial statements and report are included in your December 31, 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 6, 2002

                                                                     SCHEDULE II

LOJACK CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
TEN MONTHS ENDED DECEMBER 31, 2001 AND YEARS ENDED FEBRUARY 28,
2001 AND FEBRUARY 29, 2000.
--------------------------------------------------------------------------------

                                         Column C
                            Column B     Additions                   Column E
                            Balance at   Charged to                  Balance
Column A                    Beginning    Costs and    Column D       at End
Description                 of Period    Expenses     Deductions     of Period
ALLOWANCE FOR DOUBTFUL
   ACCOUNTS:
For the ten months ended:
      December 31, 2001      $602,000    $1,275,000   $(326,000)(1)  $1,551,000(2)
                             ========    ==========   =========      ==========
For the year ended:
February 28, 2001            $630,000    $  242,000   $(270,000)(1)  $  602,000
                             ========    ==========   =========      ==========
February 29, 2000            $527,000    $  212,000   $(109,000)(1)  $  630,000
                             ========    ==========   =========      ==========

WARRANTY RESERVE:
For the ten months ended:
      December 31, 2001      $459,000    $   67,000   $ (96,000)     $  430,000
                             ========    ==========   =========      ==========
For the year ended:
February 28, 2001            $484,000    $   98,000   $(123,000)     $  459,000
                             ========    ==========   =========      ==========
February 29, 2000            $477,000    $  168,000   $(161,000)     $  484,000
                             ========    ==========   =========      ==========

     (1)  Net accounts written off

     (2) Total includes $1,275,000 of bad debt reserves relating mainly to the Company's licensee located in Argentina, a country experiencing economic uncertainties.