Form 10-Q
period 2002-03-31
LOJACK CORP
filed 2002-05-15
CIK 355777

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002


                                       OR

___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURTIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES  X                  NO___
                    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

There were 14,667,127 shares issued and outstanding of the registrant's common stock, $.01 par value, as of May 13, 2002.

                       LOJACK CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

Part I. Financial Information                                                   PAGE
                                                                                ----
  Item 1. Unaudited Financial Statements

          Consolidated Balance Sheets:
          March 31, 2001 and December 31, 2001 ...............................    1

          Consolidated Statements of Income:
          Three Months Ended March 31, 2002 and 2001 .........................    2

          Consolidated Statements of Cash Flows:
          Three Months Ended March 31, 2002 and 2001 .........................    3

          Notes to Consolidated Financial Statements .........................    4

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..........................................    7

  Item 3. Quantitative and Qualitative Disclosures
          About Market Risk ..................................................    9

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                       MARCH 31,       DECEMBER 31,
                                                         2002              2001
                                                      -----------      ------------
                                                      (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents ...............................  $     3,396      $      5,889
Accounts receivable - net ..........................       19,195            16,207
Inventories ........................................        6,081             5,865
Prepaid expenses and other .........................          192               387
Prepaid income taxes ...............................          383               141
Deferred income taxes ..............................        1,942             1,942
                                                      -----------      ------------
   Total current assets ............................       31,189            30,431

PROPERTY AND EQUIPMENT - Net .......................       12,905            12,764

DEFERRED INCOME TAXES ..............................        2,205             2,205

OTHER ASSETS - Net .................................        2,800             2,794
                                                      -----------      ------------
TOTAL ..............................................  $    49,099      $     48,194
                                                      ===========      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations .......  $     1,458      $      1,539
Accounts payable ...................................        9,153             6,689
Current portion of deferred revenue ................        3,534             3,086
Accrued and other liabilities ......................        1,241             1,288
Customer deposits ..................................        1,802             1,635
Accrued compensation ...............................        1,739             1,835
                                                      -----------      ------------
   Total current liabilities .......................       18,927            16,072

ACCRUED COMPENSATION ...............................          666               747

DEFERRED REVENUE ...................................       11,022            10,660


CAPITAL LEASE OBLIGATIONS ..........................          954             1,038

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; authorized,
  35,000,000 shares; issued, 23,330,161 and
  22,700,281 shares at March 31, 2002 and
  December 31, 2001, respectively ..................          233               227
Additional paid-in capital .........................       62,791            61,530
Retained earnings ..................................       33,207            33,123
Treasury stock, at cost, 8,663,034
  and 7,995,840 shares of common stock at
  March 31, 2002 and December 31, 2001,
  respectively .....................................      (78,701)          (75,203)
                                                      -----------      ------------
   Total stockholders' equity ......................       17,530            19,677
                                                      -----------      ------------
TOTAL ..............................................  $    49,099      $     48,194
                                                      ===========      ============

See notes to consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

                                                                          THREE MONTHS ENDED
                                                                       MARCH 31,      MARCH 31,
                                                                         2002           2001
                                                                      -----------    -----------
                                                                             (Unaudited)

Revenues ..........................................................   $    27,400    $    23,245

Cost of goods sold:
Product and installation costs ....................................        13,505         11,941
Systems costs (exclusive of depreciation shown below) .............           495            454
                                                                      -----------    -----------
  Total ...........................................................        14,000         12,395

Gross margin ......................................................        13,400         10,850
                                                                      -----------    -----------

Costs and expenses:
Research and development ..........................................           446            588
Sales and marketing ...............................................         9,294          5,110
General and administrative ........................................         3,114          4,338
Depreciation and amortization .....................................           466            548
                                                                      -----------    -----------
  Total ...........................................................        13,320         10,584

                                                                      -----------    -----------
Operating income ..................................................            80            266
                                                                      -----------    -----------

Other income (expense):
Interest income ...................................................            23            125
Interest expense ..................................................           (49)           (72)
Gain on sale of fixed assets ......................................            79             61
                                                                      -----------    -----------
  Total ...........................................................            53            114

Income before provision for income taxes ..........................           133            380
Provision for income taxes ........................................            49            141
                                                                      -----------    -----------
Net income ........................................................   $        84    $       239
                                                                      ===========    ===========

Earnings per share:
Basic .............................................................   $      0.01    $      0.02
                                                                      ===========    ===========
Diluted ...........................................................   $      0.01    $      0.01
                                                                      ===========    ===========

Weighted average shares:
Basic .............................................................    14,419,127     15,576,003
                                                                      ===========    ===========
Diluted ...........................................................    14,738,483     16,240,478
                                                                      ===========    ===========

See notes to consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
        (in thousands)

                                                                           THREE MONTHS ENDED
                                                                       MARCH 31,        MARCH 31,
                                                                          2002            2001
                                                                      -----------     ------------
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ......................................................   $        84     $        239

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Deferred revenue recognized .................................          (846)            (547)
      Deferred revenue additions ..................................         1,655            3,129
      Depreciation and amortization ...............................           889            1,040
      Provision for doubtful accounts .............................           173              (32)
      Deferred income taxes .......................................            --           (2,569)
      Increase (decrease) in cash from changes in
        assets and liabilities:
          Accounts receivable .....................................        (3,161)             150
          Inventories .............................................          (216)            (557)
          Prepaid expenses and other ..............................           195              233
          Prepaid income taxes ....................................          (242)            (578)
          Other assets ............................................            (6)             246
          Accounts payable ........................................         2,464           (1,178)
          Customer deposits .......................................           167            1,500
          Accrued and other liabilities ...........................          (389)           1,944
                                                                      -----------     ------------
          Net cash provided by operating activities ...............           767            3,020

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment - net ...................          (574)            (417)
  Expenditures for product development ............................            --              (80)
                                                                      -----------     ------------
          Net cash used for investing activities ..................          (574)            (497)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options .......................................         1,267               --
  Repayment of capital lease obligations ..........................          (455)            (500)
  Repurchase of common stock ......................................        (3,498)            (862)
                                                                      -----------     ------------
          Net cash used for financing activities ..................        (2,686)          (1,362)

(DECREASE) INCREASE IN CASH AND EQUIVALENTS .......................        (2,493)           1,161

BEGINNING CASH AND EQUIVALENTS ....................................         5,889            8,389
                                                                      -----------     ------------

ENDING CASH AND EQUIVALENTS .......................................   $     3,396     $      9,550
                                                                      ===========     ============

See notes to consolidated financial statements.

                       LOJACK CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements and notes do not include all of the disclosures made in the Company's Annual Report to Stockholders, which should be read in conjunction with these statements. In the opinion of the Company, the statements include all adjustments necessary for a fair presentation of the quarterly results and any and all such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

     On October 24, 2001, the Company's Board of Directors approved a change in the Company's fiscal year end from the last day of February to December 31, effective beginning December 31, 2001. Accordingly, the unaudited interim financial statements as of and for the three months ended March 31, 2001 have been presented to conform to the calendar quarter presentation in 2002.

2.   Change in accounting principle:

     Effective March 1, 2000, the Company changed its method of revenue recognition for international license fees to comply with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). The new method of revenue recognition records the license fee revenue ratably over the initial term of the license, typically ten years. For each of the three month periods ended March 31, 2002 and 2001, the Company recognized approximately $212,000 of revenue that was included in the 2000 cumulative effect adjustment.

3.   Supplemental cash flow information:

     Cash payments for interest for the three months ended March 31, 2002 and 2001 were $44,000 and $69,000, respectively. Cash payments for income taxes for the three months ended March 31, 2002 and 2001 were $51,000 and $985,000, respectively. For the three months ended March 31, 2002 and 2001 the Company incurred capital lease obligations of $340,000 and $141,000, respectively.

4.   Earnings per share:

     The Company computes earnings per share under the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 requires the dual presentation of basic and diluted earnings per share. Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the effect of the Company's outstanding options (using the treasury stock method), except where the exercise of such options would be antidilutive.

     A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended March 31, 2002 and 2001 is as follows:

                                                  2002           2001

     Weighted average shares for basic         14,419,127     15,576,003
     Dilutive effect of stock options             319,356        664,475
                                              -----------    -----------

     Weighted average shares for diluted       14,738,483     16,240,478
                                              ===========    ===========

     Options to purchase 3,281,020 and 2,771,980 shares of common stock at March 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock on those dates and, as a result, their effect would have been antidilutive.

5.   Comprehensive Income:

     For the three months ended March 31, 2002 and 2001, there were no items of other comprehensive income.

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

     The following table presents information about the Company's operating segments for the three months ended March 31, 2002 and 2001:

                                                          Domestic      International
                                                           Segment         Segment      Consolidated
                                                        -------------   -------------   ------------
2000
----
Revenues:

                   Product sales                        $ 23,515,000     $ 3,417,000    $ 26,932,000
                   License fees and
                    system component revenues                      -         468,000         468,000
                                                        ------------     -----------    ------------
                   Total revenues                       $ 23,515,000     $ 3,885,000    $ 27,400,000
                                                        ============     ===========    ============
Segment net income                                      $   (371,000)    $   455,000    $     84,000
                                                        ============     ===========    ============

2001
-----
Revenues:
                   Product sales                        $ 18,987,000     $ 4,093,000    $ 23,080,000
                   License fees and
                    system component revenues                      -         165,000         165,000
                                                        ------------     -----------    ------------
                   Total revenues                       $ 18,987,000     $ 4,258,000    $ 23,245,000
                                                        ============     ===========    ============
Segment net income                                      $    (35,000)    $   274,000    $    239,000
                                                        ============     ===========    ============

7.   New Accounting Pronouncements

     In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The adoption of these statements on January 1, 2002 did not have any effect on the Company's financial condition or results of operations.

     In August 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The adoption of this statement on January 1, 2002 did not have any effect on the Company's financial condition or results of operations.

8.   Line-of-Credit Facility

     The Company has an unsecured line-of-credit facility with a bank, which provides for borrowings of up to a maximum of $7,500,000 and is available through June 1, 2002. Outstanding borrowings under the line-of-credit bear annual interest, payable monthly, at the bank's base rate. No borrowings were outstanding under the line-of-credit as of March 31, 2002 or 2001.

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

     At March 31, 2002, the Company was not in compliance with the minimum profitability financial covenant under its line-of-credit. This non-compliance was caused by the reduction of net income resulting from investments in people, technology, research and development and, most significantly, the execution of a marketing expansion program. The Company has requested a waiver of the covenant requirement from its bank.

                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations for the three months ended March 31, 2002 versus the three months ended March 31, 2001

Revenues for the three months ended March 31, 2002 increased by $4,155,000, or 18%, to $27,400,000 from $23,245,000 for the same period a year ago. Domestic revenues increased by $4,528,000, or 24%, for the three months ended March 31, 2002 to $23,515,000 from $18,987,000 for the same period a year ago. International revenues decreased by $373,000, or 9%, for the three months ended March 31, 2002, to $3,885,000 from $4,258,000 for the same period a year ago.

The 24% increase in domestic revenues of $4,528,000 resulted primarily from LoJack unit volume increases of 25% or $4,655,000 offset by $127,000 of lower revenues from other automobile security products in the three months ended March 31, 2002 as compared to the same period a year ago. The Company attributes the unit volume increase to its continued advertising and marketing initiatives. The volume increase in the three months ended March 31, 2002 consisted of $4,846,000 of revenues from the sale of LoJack units offset by $192,000 of additional standard volume variable pricing discounts earned by larger customers.

The decrease in international revenues of $373,000 for the three months ended March 31, 2002 resulted primarily from decreased product sales to the Company's South African licensee due to accelerated purchases of inventory at the end of 2001 to take advantage of year-end volume rebates. In addition, the Company granted extended payment terms to its Argentine licensee for amounts not covered by export insurance and deferred revenue recognition of approximately $376,000 in product shipments to that licensee until payment becomes reasonably assured. Argentina is presently experiencing economic uncertainties and the Company is in the process of extending a secured long-term financing agreement to this licensee. Revenues from the sale of products and components of the LoJack system to international licensees generally are recognized upon shipment to the licensee or, if later, when payment is reasonably assured.

Cost of goods sold was 51% of revenues for the three months ended March 31, 2002, compared to 53% for the three months ended March 31, 2001. Domestically, cost of sales for both three month periods was 49% of related revenues. Internationally, cost of sales decreased to 52% of related revenues for the three months ended March 31, 2002 from 63% for the same period a year earlier as a result of changes in the mix of revenues generated by royalties and license fees versus product and component sales as well as the mix of product sales to international licensees.

Research and development expense decreased by $142,000 for the three months ended March 31, 2002 to $446,000 from $588,000 for the same period a year earlier. The decrease was attributable to $340,000 less in costs recognized due to the attainment of development milestones, and was partially offset by additional consulting and test equipment costs incurred in the first quarter of 2002 as compared to the first quarter of 2001.

Sales and marketing expense increased $4,184,000 for the three months ended March 31, 2002 to $9,294,000 from $5,110,000 for the same period a year earlier. The increase primarily resulted from additional media spending of $2,877,000 in the first quarter of fiscal 2002, as well as increased sales and marketing salaries and benefits of $1,265,000 in support of the Company's strategic plan for growth. The Company expects its profits in 2002 to be impacted by significantly higher general advertising and marketing programs relating to the Company's existing products as well as advertising and marketing programs relating to the introduction of the Early Warning(TM) system, which will be sold as an enhanced feature of the LoJack unit in late 2002.

General and administrative expense decreased by $1,224,000 for the three months ended March 31, 2002, to $3,114,000 from $4,338,000 for the same period a year earlier. This decrease was primarily the result of a severance and retirement charge of $1,513,000 recorded in February 2001 related to a management reorganization. This decrease was partially offset by additional investments in information systems, increased professional fees, increased rent from a new lease, and staffing and other expenses to support future growth.

Other income (expense), net declined by $61,000 for the three months ended March 31, 2002 to $53,000 from $114,000 for the same period a year earlier, primarily as a result of lower interest income due to lower interest rates and lower cash balances available for investment.

The provision for income taxes decreased by $92,000 for the three months ended March 31, 2002 to $49,000 from $141,000 for the same period a year earlier as a result of a decrease in related taxable income.

As a result of the foregoing, net income decreased by $155,000 to $84,000 for the three months ended March 31, 2002 from $239,000 for the three months ended March 31, 2001.

New Accounting Pronouncements

In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The adoption of these statements on January 1, 2002 did not have any effect on the Company's financial condition or results of operations.

In August 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The adoption of this statement on January 1, 2002 did not have any effect on the Company's financial condition or results of operations.

Liquidity and Capital Resources

For the three months ended March 31, 2002 cash and equivalents decreased by $2,493,000. The overall decrease was the result of cash provided by operating activities of $767,000 offset by cash used for investing activities of $574,000 and cash used for financing activities of $2,686,000.

Cash flows provided by operating activities for the three months ended March 31, 2002 of $767,000 was primarily attributed to net income of $84,000, depreciation and amortization of $889,000, and increases in accounts payable of $2,464,000 due to the timing of vendor payments, and deferred revenue additions of $1,655,000 of which $1,432,000 related to payments received for warranty products sold. These sources of cash were partially offset by an increase in accounts receivable of $3,161,000 relating mainly to increased balances of three international licensees, prepaid income taxes of $242,000 and the recognition of deferred revenue of $846,000, which consists primarily of $571,000 related to warranty revenue recognized and $212,000 of deferred international license fee revenue recognized from the 2000 SAB No. 101 cumulative effect adjustment.

Cash flows used for investing activities included expenditures for property and equipment for the three months ended March 31, 2002 of $574,000 (exclusive of additions under capital leases of $340,000). These expenditures were made in support of the Company's strategic plan for growth.

Cash flows used for financing activities during the three months ended March 31, 2002 included repayment of capital leases of $455,000, as well as the repurchase of 667,194 shares of the Company's common stock for $3,498,000. Total cumulative common shares repurchased under the Company's stock repurchase program were 8,663,034 shares as of March 31, 2002. As of March 31, 2002, there were approximately

537,000 additional common shares authorized for repurchase under the Company's existing repurchase program.

As of March 31, 2002 the Company had working capital of $12,312,000. The Company believes that it has sufficient capital resources to meet its anticipated capital and operating requirements for at least the next twelve months using existing working capital and cash flows from operations, and if necessary, the Company's $7,500,000 line of credit, which had no borrowings outstanding as of March 31, 2002. The line-of-credit will expire on June 1, 2002, and the Company plans to renew the line-of-credit before it expires.

At March 31, 2002, the Company was not in compliance with the minimum profitability financial covenant under its line-of-credit. This non-compliance was caused by the reduction of net income resulting from investments in people, technology, research and development and, most significantly, the execution of a marketing expansion program. The Company has requested a waiver of the covenant requirement from its bank.

The Company's expansion to additional international markets is achieved through licensing agreements and in the past has not required capital investment on the part of the Company. However, in December, 2001, the Company invested $1,366,000 to obtain a 7.9% equity investment in its French licensee, Traqueur, S.A. The Company may make similar capital investments in the future.

The Company is continuing to explore other possible investment opportunities, including, but not limited to, possible acquisitions of, investments in, or joint ventures with other companies.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's objectives and plans for future operations and products and the Company's expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the company's products and services; the effectiveness of the company's marketing initiatives; the rate of growth in the industries of the company's customers; the presence of competitors with greater technical, marketing, and financial resources; the company's ability to promptly and effectively respond to technological change to meet evolving customer needs; capacity and supply constraints or difficulties; and the company's ability to successfully expand its operations. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning the Company, reference is made to the Company's Annual Report on Form 10-K for the period ended December 31, 2001.

           Quantitative and Qualitative Disclosures About Market Risk

The Company has limited exposure to market risk due to the nature of its financial instruments. The Company's financial instruments at March 31, 2002 consisted of cash and equivalents, accounts receivable, accounts payable, deposits, accrued liabilities, and capital lease obligations. The fair value of these financial instruments as of March 31, 2002 approximated their carrying values.

The Company's interest rate exposure is limited primarily to interest rate changes on its investment portfolio and its $7,500,000 variable rate line-of-credit facility. As of March 31, 2002, the Company's cash and equivalents were $3,396,000. Due to the average maturity and conservative nature of the Company's investment portfolio, the Company believes that a sudden change in interest rates would not have a material effect on the value of its investment portfolio. Any outstanding amounts under the $7,500,000 variable rate line-of-credit facility are presumed to approximate market value, as the facility's interest rate will adjust accordingly with market rates. An immediate adverse change in market interest rates would not have had any effect on the Company's interest expense for the three months ended March 31, 2002, as there were no borrowings outstanding under the facility at any time during that period. In addition, the Company did not have any significant foreign currency exposure as all transactions with customers and vendors are denominated in U.S. dollars. The Company formed a wholly owned subsidiary in Canada during the fiscal period ended December 31, 2001; however, operations have not begun and the Company does not expect significant foreign currency exposure relating to this foreign subsidiary.

Currently, the Company does not enter into financial instrument transactions for trading or other speculative purposes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LoJack Corporation
                                          ------------------
                                          Registrant


     Date: May 15, 2002                By: /s/ Joseph F. Abely
           ------------                    -------------------
                                           Joseph F. Abely
                                           President and Chief Operating Officer

     Date: May 15, 2002                By: /s/ Keith E. Farris
           ------------                    -------------------
                                           Keith E. Farris
                                           Chief Financial Officer
                                           (Principal Financial Officer)