Form 10-Q
period 2002-06-30
LOJACK CORP
filed 2002-08-14
CIK 355777

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----  SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2002

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----   SECURTIES EXCHANGE ACT OF 1934

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     There were 14,667,127 shares issued and outstanding of the registrant's common stock, $.01 par value, as of August 13, 2002.

                       LOJACK CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

 Part I.  Financial Information                                          PAGE
                                                                         ----
      Item 1. Unaudited Financial Statements

              Consolidated Balance Sheets:
              June 30, 2002 and December 31, 2001 ......................   1

              Consolidated Statements of Income:
              Three and Six Months Ended June 30, 2002 and 2001 ........   2

              Consolidated Statements of Cash Flows:
              Six Months Ended June 30, 2002 and 2001 ..................   4

              Notes to Unaudited Consolidated Financial Statements .....   5

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................   9

      Item 3. Quantitative and Qualitative Disclosures
              About Market Risk ........................................  13

 Part II. Other Information

      Item 4. Submission of Matters to a Vote of Security Holders ......  13

      Item 6. Exhibits and Reports on Form 8-K .........................  14

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
  (in thousands, except share amounts)

                                                    JUNE 30,   DECEMBER 31,
                                                      2002        2001
                                                    --------    --------
                                                  (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents ............................   $  3,468    $  5,889
Accounts receivable - net .......................     21,422      16,207
Inventories .....................................      6,960       5,865
Prepaid expenses and other ......................        315         387
Prepaid  income taxes ...........................        319         141
Deferred income taxes ...........................      2,244       1,942
                                                    --------    --------
    Total current assets ........................     34,728      30,431

PROPERTY AND EQUIPMENT - Net ....................     13,767      12,764

DEFERRED INCOME TAXES ...........................      2,473       2,205

OTHER ASSETS - Net...............................      2,859       2,794
                                                    --------    --------
TOTAL ...........................................   $ 53,827    $ 48,194
                                                    ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease
   obligations ..................................   $  1,855    $  1,539
Accounts payable ................................     11,342       6,689
Current  portion of deferred revenue ............      3,559       3,086
Accrued and other liabilities ...................      1,640       1,288
Customer deposits ...............................      1,639       1,635
Accrued compensation ............................      2,269       1,835
                                                    --------    --------
    Total current liabilities ...................     22,304      16,072

ACCRUED COMPENSATION ............................        613         747

DEFERRED REVENUE ................................     11,650      10,660

CAPITAL LEASE OBLIGATIONS........................      1,704       1,038

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; authorized,
   35,000,000 shares; issued, 23,330,161 and
   22,700,281 shares at June 30, 2002 and
   December 31, 2001, respectively ..............        233         227
Additional paid-in capital ......................     62,791      61,530
Retained earnings ...............................     33,234      33,123
Treasury stock, at cost, 8,663,034
   and 7,995,840 shares of common stock at
   June 30, 2002 and December 31, 2001,
   respectively .................................    (78,702)    (75,203)
                                                    --------    --------
    Total stockholders' equity .................      17,556      19,677
                                                    --------    --------
TOTAL............................................   $ 53,827    $ 48,194
                                                    ========    ========

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

                                                      THREE MONTHS ENDED
                                                    JUNE 30,       JUNE 30,
                                                      2002            2001
                                                 ------------    ------------
                                                         (Unaudited)

Revenues .....................................   $     30,419    $     24,392

Cost of goods sold:
Product and installation costs ...............         15,024          11,888
Systems costs (exclusive of depreciation
   shown below) ..............................            586             340
                                                 ------------    ------------
   Total .....................................         15,610          12,228

Gross margin .................................         14,809          12,164
                                                 ------------    ------------
Costs and expenses:
Research and development......................            409             425
Sales and marketing...........................          9,675           4,905
General and administrative....................          4,106           3,199
Depreciation and amortization.................            552             473
                                                 ------------    ------------
   Total......................................         14,742           9,002
                                                 ------------    ------------
Operating income .............................             67           3,162
                                                 ------------    ------------
Other income (expense):
Interest income...............................             24             116
Interest expense..............................            (59)            (62)
Gain on sale of fixed assets..................             12              47
                                                 ------------    ------------
   Total......................................            (23)            101
                                                 ------------    ------------
Income before provision
   for income taxes...........................             44           3,263
Provision for income taxes....................             16           1,207
                                                 ------------    ------------
Net income ...................................   $         28    $      2,056
                                                 ============    ============
Earnings per share:
Basic.........................................   $       0.00    $       0.13
                                                 ============    ============
Diluted.......................................   $       0.00    $       0.13
                                                 ============    ============
Weighted average shares:
Basic.........................................     14,669,147      15,484,844
                                                 ============    ============
Diluted.......................................     14,681,784      16,076,446
                                                 ============    ============

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

                                                       SIX MONTHS ENDED
                                                   JUNE 30,        JUNE 30,
                                                    2002             2001
                                                 ------------    ------------
                                                         (Unaudited)

Revenues .....................................   $     57,819    $     47,637

Cost of goods sold:
Product and installation costs ...............         28,529          23,829
Systems costs (exclusive of depreciation
     shown below)  ...........................          1,081             794
                                                 ------------    ------------
   Total .....................................         29,610          24,623

Gross margin .................................         28,209          23,014
                                                 ------------    ------------

Costs and expenses:
Research and development......................            856           1,013
Sales and marketing ..........................         18,969          10,015
General and administrative ...................          7,219           7,537
Depreciation and amortization ................          1,018           1,021
                                                 ------------    ------------
   Total .....................................         28,062          19,586
                                                 ------------    ------------
Operating income .............................            147           3,428
                                                 ------------    ------------

Other income (expense):
Interest income ..............................             47             241
Interest expense .............................           (108)           (135)
Gain on sale of fixed assets .................             91             109
                                                 ------------    ------------
   Total .....................................             30             215
                                                 ------------    ------------
Income before provision
   for income taxes ..........................            177           3,643
Provision for income taxes ...................             66           1,348
                                                 ------------    ------------
Net income ...................................   $        111    $      2,295
                                                 ============    ============

Earnings per share:
Basic ........................................   $       0.01    $       0.15
                                                 ============    ============
Diluted ......................................   $       0.01    $       0.14
                                                 ============    ============

Weighted average shares:
Basic ........................................     14,707,515      15,519,529
                                                 ============    ============
Diluted ......................................     14,770,027      16,147,567
                                                 ============    ============

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
     (in thousands)

                                                             SIX MONTHS ENDED
                                                            JUNE 30,    JUNE 30,
                                                             2002        2001
                                                           ---------   ---------
                                                                (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..........................................  $    111      $  2,295

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Deferred revenue recognized.....................    (2,411)       (1,021)
       Deferred revenue additions......................     3,874         4,358
       Depreciation and amortization...................     2,046         2,170
       Provision for doubtful accounts.................       341           (14)
       Deferred income taxes...........................      (570)       (2,569)
       Increase (decrease) in cash from changes in
         assets and liabilities:
           Accounts receivable.........................    (5,556)         (777)
           Inventories.................................    (1,095)           12
           Prepaid expenses and other..................        72           339
           Prepaid income taxes........................      (178)         (139)
           Other assets................................       (85)          113
           Accounts payable............................     4,653          (967)
           Customer deposits...........................         4         1,500
           Accrued and other liabilities...............     1,632         2,348
                                                         --------      --------
             Net cash provided by operating activities.     2,838         7,648

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment - net.......    (2,010)       (1,830)
   Expenditures for product development................        --          (133)
                                                         --------      --------
             Net cash used for investing activities....    (2,010)       (1,963)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options...........................     1,268           100
   Repayment of capital lease obligations..............    (1,019)         (982)
   Repurchase of common stock..........................    (3,498)       (1,571)
                                                         --------      --------
             Net cash used for financing activities....    (3,249)       (2,453)

 (DECREASE) INCREASE IN CASH AND EQUIVALENTS...........    (2,421)        3,232

 BEGINNING CASH AND EQUIVALENTS........................     5,889         8,389
                                                         --------      --------
 ENDING CASH AND EQUIVALENTS...........................  $  3,468      $ 11,621
                                                         ========      ========

 See notes to unaudited consolidated financial statements

                       LOJACK CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements and notes do not include all of the disclosures made in the Company's Annual Report to Stockholders, which should be read in conjunction with these statements. In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the quarterly results and any and all such adjustments were of a normal recurring nature. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     On October 24, 2001, the Company's Board of Directors approved a change in the Company's fiscal year end from the last day of February to December 31, effective beginning December 31, 2001. Accordingly, the unaudited interim financial statements as of and for the three and six months ended June 30, 2001 have been presented to conform to the calendar quarter presentation in 2002.

2.   Change in accounting principle

     Effective March 1, 2000, the Company changed its method of revenue recognition for international license fees to comply with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). The new method of revenue recognition records the license fee revenue ratably over the initial term of the license, typically ten years. For the three and six months ended June 30, 2002, the Company recognized approximately $217,000 and $416,000, respectively, of revenue that was included in the 2000 cumulative effect adjustment. For the three and six months ended June 30, 2001, the Company recognized approximately $212,000 and $424,000, respectively, of revenue that was included in the 2000 cumulative effect adjustment.

3.   Supplemental cash flow information

     Cash payments for interest for the six months ended June 30, 2002 and 2001 were $99,000 and $127,000, respectively. Cash payments for income taxes for the six months ended June 30, 2002 and 2001 were $413,000 and $1,838,000, respectively. For the six months ended June 30, 2002 and 2001 the Company incurred capital lease obligations of $2,056,000 and $1,301,000, respectively.

4.   Earnings per share

     Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the effect of the exercise of the Company's outstanding options (using the treasury stock method), except where such exercises would be antidilutive.

     A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended June 30, 2002 and 2001 is as follows:

                                                 2002                 2001
                                                 ----                 ----

     Weighted average shares for basic .....  14,669,147           15,484,844
     Dilutive effect of stock options ......      12,637              591,602
                                              ----------           ----------
     Weighted average shares for diluted ...  14,681,784           16,076,446
                                              ===========          ===========

     A reconciliation of weighted average shares used for the basic and diluted computations for the six months ended June 30, 2002 and 2001 is as follows:

                                                 2002                 2001
                                                 ----                 ----

     Weighted average shares for basic .....  14,707,515           15,519,529
     Dilutive effect of stock options ......      62,512              628,038
                                              ----------           ----------
     Weighted average shares for diluted ...  14,770,027           16,147,567
                                              ===========          ===========


     Options to purchase 3,503,020 and 3,129,280 shares of common stock at June 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock on those dates and, as a result, their effect would have been antidilutive.

5.   Comprehensive Income

     For the three and six months ended June 30, 2002 and 2001, there were no items of other comprehensive income.

6.   Segment Reporting

     The Company has determined that it has two distinct reportable segments: the domestic segment and the international segment. The Company considers these two segments reportable as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company's senior management. Certain general overhead costs have been allocated to each segment based on methods considered to be reasonable by the Company's management. Income taxes have been allocated to each segment using the Company's effective tax rate of 37%.

     The following table presents information about the Company's segments for the three months ended June 30, 2002 and 2001:


                                                   Domestic        International
                                                    Segment           Segment         Consolidated
                                                --------------     -------------      ------------
     2002
     ----
     Revenues:
         Product sales                           $ 24,782,000      $ 3,905,000        $ 28,687,000
         License fees and
          system component revenues                         -        1,732,000           1,732,000
                                                 ------------      -----------        ------------
         Total revenues                          $ 24,782,000      $ 5,637,000        $ 30,419,000
                                                 ============      ===========        ============
     Segment net income (loss)                   $   (661,000)     $   689,000        $     28,000
                                                 ============      ===========        ============

     2001
     ----
     Revenues:
         Product sales                           $ 20,507,000      $ 3,309,000        $ 23,816,000
         License fees and
          system component revenues                         -          576,000             576,000
                                                 ------------      -----------        ------------
         Total revenues                          $ 20,507,000      $ 3,885,000        $ 24,392,000
                                                 ============      ===========        ============
     Segment net income                          $  1,489,000      $   567,000        $  2,056,000
                                                 ============      ===========        ============



     The following table presents information about the Company's segments for the six months ended June 30, 2002 and 2001:

                                                   Domestic        International
                                                    Segment           Segment         Consolidated
                                                 -------------     -------------      -------------

     2002
     ----
     Revenues:
         Product sales                           $ 48,298,000      $ 7,321,000        $ 55,619,000
         License fees and
          system component revenues                         -        2,200,000           2,200,000
                                                 ------------      -----------        ------------
         Total revenues                          $ 48,298,000      $ 9,521,000        $ 57,819,000
                                                 ============      ===========        ============
     Segment net income (loss)                   $ (1,033,000)     $ 1,144,000        $    111,000
                                                 ============      ===========        ============

     2001
     ----
     Revenues:
         Product sales                           $ 39,494,000      $ 7,402,000        $ 46,896,000
         License fees and
          system component revenues                         -          741,000             741,000
                                                 ------------      -----------        ------------
         Total revenues                          $ 39,494,000      $ 8,143,000        $ 47,637,000
                                                 ============      ===========        ============
     Segment net income                          $  1,454,000      $   841,000        $  2,295,000
                                                 ============      ===========        ============

7.   New Accounting Pronouncements

     In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30,

     2001 and eliminates the pooling of interests method. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The adoption of these statements on January 1, 2002 did not have any effect on the Company's financial condition or results of operations.

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

8.   Line-of-Credit Facility

     In June 2002, the Company entered into a new line-of-credit facility which provides for up to a maximum of $10,000,000 and expires in June 2005. Outstanding borrowings under the new line-of-credit facility bear annual interest, payable monthly, at the bank's base rate (4.75% at June 30, 2002), or if converted at the option of the Company, based upon the LIBOR rate plus 200 basis points (3.84% at June 30, 2002). No borrowings were outstanding under the line-of-credit facility as of June 30, 2002.

     The line-of-credit facility generally contains limitations on indebtedness, certain investments in equity securities and entity acquisitions; requires lender's approval of mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, the Company is required to maintain certain financial performance measures including debt service coverage, a minimum ratio of total liabilities to tangible net worth, a minimum current ratio and minimum adjusted earnings before interest, taxes, depreciation and amortization. The payment of dividends and repurchase of the Company's common stock is permitted and is limited only to the extent such payments affect the Company's ability to meet the financial performance measures under the line-of-credit facility.

     At June 30, 2002, the Company was not in compliance with the minimum total liabilities to tangible net worth covenant under the line-of-credit facility. This non-compliance reflects the increase in accounts payable balances resulting from the timing of vendor payments. The Company has received a waiver of the loan agreement default as of June 30, 2002 from its bank.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Results of Operations for the three and six months ended June 30, 2002 versus the three and six months ended June 30, 2001

Revenues for the three and six months ended June 30, 2002 increased by $6,027,000, or 25%, and $10,182,000, or 21%, to $30,419,000 and $57,819,000 from
$24,392,000 and $47,637,000, respectively, for the same periods a year ago. Domestic revenues increased by $4,275,000, or 21%, for the three months ended June 30, 2002 to $24,782,000 from $20,507,000 for the same period a year ago. For the six months ended June 30, 2002, domestic revenues increased by $8,804,000, or 22%, to $48,298,000 from $39,494,000 for the same period a year ago. International revenues increased by $1,752,000, or 45%, for the three months ended June 30, 2002, to $5,637,000 from $3,885,000 for the same period a year ago. For the six months ended June 30, 2002, international revenues increased by $1,378,000, or 17%, to $9,521,000 from $8,143,000 for the same period a year ago.

Domestic revenues for the three and six months ended June 30, 2002, increased by 21% and 22%, respectively. These increases resulted primarily from volume increases in the number of LoJack units sold. The number of LoJack units sold for the three and six months ended June 30, 2002 increased by 21% and 23%, respectively, as compared to the same periods a year earlier, reflecting the success of the Company's continued advertising and marketing initiatives. The volume increase during the three months ended June 30, 2002 resulted in an increase in net revenue from the sale of LoJack units of $3,944,000 after a reduction of $321,000 as a result of standard volume discounts earned by customers. The volume increase in the six months ended June 30, 2002 resulted in an increase in net revenue from the sale of LoJack units of $8,228,000 after a reduction of $512,000, as a result of standard volume discounts earned by customers. Revenues from sales of other automobile security products increased by $331,000 and $576,000 in the three and six months ended June 30, 2002 as compared to the same periods a year ago. Revenue recognized from the sale of warranty products increased by $666,000 and $690,000 in the three and six months ended June 30, 2002 as compared to the same periods a year ago. In most domestic jurisdictions the Company sells contractual extended warranty products and recognizes payments in revenues ratably over the term of the contract. In certain jurisdictions the Company sells an insurance indemnity product as to which an insurer, and not the Company, is the primary obligor on the contract at the time of sale. The Company recognizes payments for these insurance contracts, net of related costs, in revenues at the time of sale.

International revenues increased by $1,752,000 and $1,378,000 for the three and six months ended June 30, 2002, respectively. These increases resulted primarily from increased product sales to the Company's licensees in Latin America during such periods of $1,395,000 and $1,599,000, respectively. In addition, the Company had increased revenues of $1,058,000 and $1,042,000 for the three and six months ended June 30, 2002, respectively, which resulted from shipments to newly opened territories in France and Puerto Rico. These increases were partially offset by reduced product sales of $813,000 and $1,728,000 to the Company's South African licensee for the three and six months ended June 30, 2002, respectively due to accelerated purchases of inventory made at the end of 2001 to take advantage of year-end volume rebates. The Company granted extended payment terms to its Argentine licensee for amounts not covered by export insurance and deferred revenue recognition of approximately $9,000 and $285,000 for the three and six months ended June 30, 2002 in product shipments to that licensee until payment becomes reasonably assured. Argentina is presently experiencing difficult economic conditions and the Company is in the process of converting existing accounts receivable into a secured long-term financing agreement with this licensee. Revenues from the sale of products and components of the LoJack system to international licensees generally are recognized upon shipment to the licensee or, if later, when payment becomes reasonably assured.

Cost of goods sold was 51% of revenues for both the three and six months ended June 30, 2002, compared to 50% and 52% for the three and six months ended June 30, 2001. Domestically, cost of sales remained relatively constant as both the three and six months ended June 30, 2002 were 50% of related revenues as compared to 49% and 50% for the same periods a year ago. Internationally, cost of sales increased to 59% of related revenues for the three months ended June 30, 2002 from 58% for the same period a year ago. International cost of sales for the six months ended June 30, 2002 decreased to 56% from 61% for the same period a year ago as a result of changes in the mix of revenues generated by royalties and license fees versus product and component sales, as well as the mix of product sales sold to different international licensees.

Research and development expense decreased by $16,000 and $157,000 for the three and six months ended June 30, 2002 to $409,000 and $856,000, respectively, from $425,000 and $1,013,000 for the same periods a year earlier. The decrease for the three months ended June 30, 2002 was attributable to $189,000 more in costs recognized in the second quarter of 2001 due to the attainment of new product development milestones by the Company's contract manufacturer as compared to the second quarter of 2002, partially offset by additional personnel costs of $151,000 incurred in the second quarter of 2002 as compared to the second quarter of 2001 as the Company continued to prepare for future growth. The decrease for the six months ended June 30, 2002 was attributable to $528,000 more in costs recognized in the first half of 2001 due to the attainment of new product development milestones, partially offset by additional personnel related costs of $127,000 as well as additional consulting and test equipment costs. The Company does not anticipate incurring additional expense relating to achievement of product milestones by its contract manufacturer during the remainder of 2002.

Sales and marketing expense increased $4,770,000 for the three months ended June 30, 2002 to $9,675,000 from $4,905,000 for the same period a year earlier. The increase resulted primarily from additional media and advertising spending of $3,135,000 in the second quarter of fiscal 2002, as well as increased sales and marketing salaries and benefits of $1,115,000 and travel of $127,000 in support of the Company's strategic plan for growth. In addition, the Company recorded additional bad debt reserves of $151,000 relating primarily to the Company's licensee located in Argentina, a country experiencing difficult economic conditions. For the six months ended June 30, 2002, sales and marketing expense increased $8,954,000 to $18,969,000 from $10,015,000 for the same period a year earlier. The increase resulted primarily from additional media and advertising spending of $6,080,000 in the first half of fiscal 2002, as well as increased sales and marketing salaries and benefits of $2,329,000 and travel of $135,000 in support of the Company's strategic plan for growth. In addition, the Company incurred additional bad debt reserves of $341,000 relating primarily to the Company's licensee located in Argentina. The Company expects its profits in 2002 to be impacted by significantly higher general advertising and marketing programs relating to the Company's existing products as well as advertising and marketing programs relating to the introduction of the Early WarningTM system, which is expected to be sold as an enhanced feature of the LoJack unit in late 2002.

General and administrative expense increased by $907,000 for the three months ended June 30, 2002, to $4,106,000 from $3,199,000 for the same period a year earlier. This increase was primarily due to increased professional fees of $347,000, increased rent and related office expenses of $225,000, and staffing and other expenses of $266,000 to support future growth. For the six months ended June 30, 2002, general and administrative expense decreased by $318,000 to $7,219,000 from $7,537,000 for the same period last year. The decrease was primarily the result of a severance and retirement charge of $1,513,000 recorded in February 2001 related to a management reorganization. This decrease was partially offset by the additional costs of professional fees, increased rent and related office costs, and staffing and other expenses incurred in the first six months of 2002.

Other income (expense) declined by $124,000 and $185,000 for the three and six months ended June 30, 2002 to $(23,000) and $30,000, respectively, from $101,000 and $215,000 for the same periods a year earlier, primarily as a result of lower interest income due to lower interest rates and lower cash balances available for investment.

The provision for income taxes decreased by $1,191,000 and $1,282,000 for the three and six months ended June 30, 2002 to $16,000 and $66,000, respectively, from $1,207,000 and $1,348,000 for the same periods a year earlier as a result of a decrease in related taxable income. Effective tax rates remained at 37% for all periods.

As a result of the foregoing, net income decreased by $2,028,000 and $2,184,000 for the three and six months ended June 30, 2002 to $28,000 and $111,000, respectively, from $2,056,000 and $2,295,000 for the three and six months ended June 30, 2001.

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

Liquidity and Capital Resources

For the six months ended June 30, 2002 cash and equivalents decreased by $2,421,000. The overall decrease was the result of cash provided by operating activities of $2,838,000 offset by cash used for investing activities of $2,010,000 and cash used for financing activities of $3,249,000.

Cash flows provided by operating activities for the six months ended June 30, 2002 of $2,838,000 were primarily attributed to net income of $111,000, the adding back of non-cash expenses for depreciation and amortization of $2,046,000, increases in accounts payable of $4,653,000 due to the timing of vendor payments, and deferred revenue additions totaling $3,874,000 of which $2,871,000 related to payments received for warranty products sold, $350,000 related to new foreign licensee agreements entered in to during the period and $610,000 related to payments received for shipments to dealers certified by the Company to install the LoJack unit. Revenue has been deferred on these shipments and will be recognized when the LoJack units are installed in the consumers' vehicles. These sources of cash were partially offset by an increase in accounts receivable of $5,556,000 relating mainly to increased business with four international licensees, an increase in inventories of $1,095,000 in response to increased forecasted sales volumes, and the recognition of deferred revenue of $2,411,000, which consisted primarily of $1,499,000 related to warranty revenue recognized, $441,000 from the installation of LoJack units by the Company's certified dealer installers and $416,000 of deferred international license fee revenue recognized from the 2000 SAB No. 101 cumulative effect adjustment.

Cash flows used for investing activities included expenditures for property and equipment for the six months ended June 30, 2002 of $2,010,000. These expenditures were made in support of the Company's strategic plan for growth.

Cash flows used for financing activities during the six months ended June 30, 2002 included repayment of capital leases of $1,019,000, as well as the repurchase of 667,194 shares of the Company's common stock for $3,498,000 made in the first quarter of 2002. Total cumulative common shares repurchased under the Company's stock repurchase program were 8,663,034 shares as of June 30, 2002. As of June 30, 2002, there were approximately 537,000 additional common shares authorized for repurchase under the Company's existing repurchase program. Management does not anticipate any share purchases during the third quarter of 2002.

As of June 30, 2002 the Company had working capital of $12,424,000. The Company believes that it has sufficient capital resources to meet its anticipated capital and operating requirements for at least the next twelve months using existing working capital and cash flows from operations, and if necessary, the Company's $10,000,000 line-of-credit facility, which had no borrowings outstanding as of June 30, 2002.

In June 2002, the Company entered in to a new line-of-credit facility. The new line-of-credit provides for up to a maximum of $10,000,000 under an unsecured line-of-credit facility which expires in June 2005. Outstanding borrowings under the new line-of-credit facility bear annual interest, payable monthly, at the bank's base rate, or if converted, based upon the LIBOR rate plus 200 basis points. No borrowings were outstanding under the line-of-credit facility as of June 30, 2002.

The line-of-credit facility generally contains limitations on indebtedness, certain investments in equity securities and entity acquisitions; requires lender's approval of mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, the Company is required to maintain certain financial performance measures including debt service coverage, a minimum ratio of total liabilities to tangible net worth, a minimum current ratio and minimum adjusted earnings before interest, taxes, depreciation and amortization. The payment of dividends and repurchase of the Company's common stock is permitted and is limited only to the extent such payments affect the Company's ability to meet the financial performance measures under the line-of-credit facility.

At June 30, 2002, the Company was not in compliance with the minimum total liabilities to tangible net worth covenant under the line-of-credit facility. This non-compliance reflects the increase in accounts payable balances resulting from the timing of vendor payments. The Company has received a waiver of the default under the loan agreement as of June 30, 2002 from its bank.

The Company's expansion to additional international markets has generally been achieved through licensing agreements and in the past has not required capital investment on the part of the Company. However, in December 2001, the Company invested $1,366,000 to obtain a 7.9% equity investment in its French licensee, Traqueur, S.A. The Company anticipates making similar capital investments in the future.

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

           Quantitative and Qualitative Disclosures About Market Risk

The Company has limited exposure to market risk due to the nature of its financial instruments. The Company's financial instruments at June 30, 2002 consisted of cash and equivalents, accounts receivable, accounts payable, deposits, accrued liabilities, and capital lease obligations. The fair value of these financial instruments as of June 30, 2002 approximated their carrying values.

The Company's interest rate exposure is limited primarily to the effect of interest rate changes on its investment portfolio and amounts outstanding under its $10,000,000 variable rate line-of-credit facility. As of June 30, 2002, the Company's cash and equivalents were $3,468,000. Due to the average maturity and conservative nature of the Company's investment portfolio, the Company believes that a sudden change in interest rates would not have a material effect on the value of its investment portfolio. Amounts outstanding under the Company's $10,000,000 variable rate line-of-credit facility are presumed to approximate market value, as the facility's interest rate will adjust accordingly with market rates. An immediate adverse change in market interest rates would not have had any effect on the Company's interest expense for the three and six months ended June 30, 2002, as there were no borrowings outstanding at any time during those periods under any line-of-credit facility.

In addition, the Company did not have any significant foreign currency exposure as all transactions with customers and vendors were denominated in U.S. dollars.

Currently, the Company does not enter into financial instrument transactions for trading or other speculative purposes. The Company does not have any interest in a special purpose entity and does not have any material off balance sheet financing transactions.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of LoJack Corporation was held on May 30, 2002. At the meeting, Ronald J. Rossi, Joseph F. Abely, Lee T. Sprague, Robert
J. Murray, Larry C. Renfro, Harvey Rosenthal, John H. MacKinnon and Robert L. Rewey were elected to serve as directors of the Company until the next annual meeting of stockholders or until their successors shall have been duly elected and qualified. In addition, the 2002 Employee Stock Purchase Plan was approved. The results of the votes were as follows:

     1.   Election of Directors

                                                 For          Withhold Authority
                                                 ---          ------------------
          Ronald J. Rossi                     12,314,537           1,566,471
          Joseph F. Abely                     12,314,362           1,566,646
          Lee T. Sprague                      13,670,667            210,341
          Robert J. Murray                    13,670,667            210,341

          Larry C. Renfro                     13,670,817           210,191
          Harvey Rosenthal                    13,670,817           210,191
          John H. MacKinnon                   13,670,817           210,191
          Robert L. Rewey                     13,670,817           210,191

     2.   Adoption of the 2002 Employee Stock Purchase Plan

          For:                                       13,496,170
          Against:                                    325,681
          Abstain:                                     59,157
          Broker Non-Votes:                              0


Item 6. Exhibits and Reports on Form 8-K

     A.   Exhibits

          Exhibit No.    Description
          -----------    -----------
          10.1           Loan Agreement, dated June 21, 2002, among Citizens
                         Bank of Massachusetts and LoJack Corporation, LoJack
                         International Corporation, LoJack of New Jersey
                         Corporation, Recovery Systems, Inc., LoJack Holdings
                         Corporation, LoJack of Pennsylvania, Inc., LoJack
                         Recovery Systems Business Trust, LoJack Arizona, LLC,
                         Vehicle Recovery Systems Company.

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     B.   Reports on Form 8-K
          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LoJack Corporation
                                           ------------------
                                           Registrant

         Date: August 14, 2002         By: /s/ Joseph F. Abely
         ---------------------             -------------------
                                           Joseph F. Abely
                                           President and Chief Operating Officer

         Date: August 14, 2002         By: /s/ Keith E. Farris
         ---------------------             -------------------
                                           Keith E. Farris
                                           Chief Financial Officer
                                           (Principal Financial Officer)