Form 10-Q
period 2002-09-30
LOJACK CORP
filed 2002-11-15
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURTIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 1-8439

LOJACK CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2664794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Lowder Brook Drive, Suite 1000 Westwood, Massachusetts	02090
(Address of principal executive offices)	(Zip code)

781-326-4700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  YES  ☐
NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 00,000,000 shares issued and outstanding of the registrant’s common stock, $.01 par value, as of November 00, 2002.

LOJACK CORPORATION AND SUBSIDIARIES

		PAGE

Part I. Financial Information

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets:
	September 30, 2002 and December 31, 2001	1

	Consolidated Statements of Income:
	Three and Nine Months Ended September 30, 2002 and 2001	2

	Consolidated Statements of Cash Flows:
	Nine Months Ended September 30, 2002 and 2001	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	14

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	September 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and equivalents	$5,266	$5,889
Accounts receivable—net	21,738	16,207
Inventories	7,184	5,865
Prepaid expenses and other	921	387
Prepaid income taxes	—	141
Deferred income taxes	2,463	1,942

Total current assets	37,572	30,431
PROPERTY AND EQUIPMENT—Net	13,050	12,764
DEFERRED INCOME TAXES	2,684	2,205
OTHER ASSETS—Net	2,981	2,794

TOTAL	$56,287	$48,194

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$1,676	$1,539
Accounts payable	11,932	6,689
Current portion of deferred revenue	4,229	3,086
Accrued and other liabilities	1,916	1,288
Customer deposits	1,286	1,635
Accrued taxes	442	—
Accrued compensation	2,240	1,835

Total current liabilities	23,721	16,072
ACCRUED COMPENSATION	785	747
DEFERRED REVENUE	12,051	10,660
CAPITAL LEASE OBLIGATIONS	1,360	1,038
STOCKHOLDERS' EQUITY:
Common stock—$.01 par value; authorized, 35,000,000 shares; issued, 23,330,161 and 22,700,281 shares at September 30, 2002 and December 31, 2001, respectively	233	227
Additional paid-in capital	62,791	61,530
Retained earnings	34,048	33,123
Treasury stock, at cost, 8,663,034 and 7,995,840 shares of common stock at September 30, 2002 and December 31, 2001, respectively	(78,702)	(75,203)

Total stockholders' equity	18,370	19,677

TOTAL	$56,287	$48,194

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended
	September 30, 2002	September 30, 2001
Revenues	$31,087	$24,657
Cost of goods sold:
Product and installation costs	15,768	12,342
Systems costs (exclusive of depreciation shown below)	648	351

Total	16,416	12,693
Gross margin	14,671	11,964

Costs and expenses:
Research and development	674	463
Sales and marketing	8,762	6,382
General and administrative	3,318	3,115
Depreciation and amortization	655	489

Total	13,409	10,449

Operating income	1,262	1,515

Other income (expense):
Interest income	51	121
Interest expense	(59)	(68)
Gain (loss) on sale of fixed assets	37	(33)

Total	29	20

Income before provision for income taxes	1,291	1,535
Provision for income taxes	478	568

Net income	$813	$967

Earnings per share:
Basic	$0.06	$0.06

Diluted	$0.06	$0.06

Weighted average shares:
Basic	14,669,147	15,283,535

Diluted	14,669,147	15,845,199

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Nine Months Ended
	September 30, 2002	September 30, 2001
Revenues	$88,906	$72,294
Cost of goods sold:
Product and installation costs	44,297	36,171
Systems costs (exclusive of depreciation shown below)	1,729	1,146

Total	46,026	37,317
Gross margin	42,880	34,977

Costs and expenses:
Research and development	1,529	1,476
Sales and marketing	27,731	16,397
General and administrative	10,538	10,652
Depreciation and amortization	1,673	1,510

Total	41,471	30,035

Operating income	1,409	4,942

Other income (expense):
Interest income	98	363
Interest expense	(167)	(203)
Gain on sale of fixed assets	128	75

Total	59	235

Income before provision for income taxes	1,468	5,177
Provision for income taxes	543	1,915

Net income	$925	$3,262

Earnings per share:
Basic	$0.06	$0.21

Diluted	$0.06	$0.20

Weighted average shares:
Basic	14,691,748	15,384,753

Diluted	14,735,207	15,983,511

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$925	$3,262
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred revenue recognized	(4,093)	(1,751)
Deferred revenue additions	6,626	5,454
Depreciation and amortization	3,124	3,258
Provision for doubtful accounts	496	308
Deferred income taxes	(1,000)	(2,609)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(6,027)	(1,819)
Inventories	(1,319)	(428)
Prepaid expenses and other	(534)	(352)
Prepaid income taxes	141	(431)
Other assets	(232)	137
Accounts payable	5,243	(2,256)
Customer deposits	(349)	1,639
Accrued and other liabilities	1,973	1,717

Net cash provided by operating activities	4,974	6,129
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment—net	(1,838)	(2,981)

Net cash used for investing activities.	(1,838)	(2,981)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	1,268	140
Repayment of capital lease obligations	(1,529)	(1,502)
Repurchase of common stock	(3,498)	(2,725)

Net cash used for financing activities	(3,759)	(4,087)
(DECREASE) IN CASH AND EQUIVALENTS	(623)	(939)
BEGINNING CASH AND EQUIVALENTS	5,889	8,389

ENDING CASH AND EQUIVALENTS	$5,266	$7,450

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.
The accompanying consolidated financial statements and notes do not include all of the disclosures made in the Company’s Annual Report to Stockholders, which should be read in conjunction with these statements. In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the quarterly results and any and all such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

On October 24, 2001, the Company’s Board of Directors approved a change in the Company’s fiscal year end from the last day of February to December 31, effective beginning December 31, 2001. Accordingly, the unaudited interim financial statements as of and for the three and nine months ended September 30, 2001 have been presented to conform to the calendar quarter presentation in 2002.

2.	Change in accounting principle

Effective March 1, 2000, the Company changed its method of revenue recognition for international license fees to comply with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). The new method of revenue recognition records the license fee revenue ratably over the initial term of the license, typically ten years. For the three and nine months ended September 30, 2002, the Company recognized approximately $217,000 and $633,000, respectively, of revenue that was included in the 2000 cumulative effect adjustment. For the three and nine months ended September 30, 2001, the Company recognized approximately $212,000 and $636,000, respectively, of revenue that was included in the 2000 cumulative effect adjustment.

3.	Supplemental cash flow information

Cash payments for interest, relating to capital lease obligations for the nine months ended September 30, 2002 and 2001 were $167,000 and $195,000, respectively. Cash payments for income taxes for the nine months ended September 30, 2002 and 2001 were $560,000 and $3,284,000, respectively. For the nine months ended September 30, 2002 and 2001 the Company incurred capital lease obligations of $2,075,000 and $1,654,000, respectively.

4.	Earnings per share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the effect of the exercise of the Company’s outstanding options (using the treasury stock method), except where such exercises would be antidilutive.

A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended September 30, 2002 and 2001 is as follows:

	2002	2001
Weighted average shares for basic	14,669,147	15,283,535
Dilutive effect of stock options	—	561,664

Weighted average shares for diluted	14,669,147	15,845,199

A reconciliation of weighted average shares used for the basic and diluted computations for the nine months ended September 30, 2002 and 2001 is as follows:

	2002	2001
Weighted average shares for basic	14,691,748	15,384,753
Dilutive effect of stock options	43,459	598,758

Weighted average shares for diluted	14,735,207	15,983,511

Options to purchase 3,927,145 and 3,097,605 shares of common stock at September 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock on those dates and, as a result, their effect would have been antidilutive.

5.	Comprehensive Income

For the three and nine months ended September 30, 2002 and 2001, there were no items of other comprehensive income.

6.	Segment Reporting

The Company has determined that it has two distinct reportable segments: the domestic segment and the international segment. The Company considers these two segments reportable as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management. Certain general overhead costs have been allocated to each segment based on methods considered to be reasonable by the Company’s management. Income taxes have been allocated to each segment using the Company’s effective tax rate of 37%.

The following table presents information about the Company’s segments for the three months ended September 30, 2002 and 2001:

	Domestic Segment	International Segment	Consolidated
2002
Revenues:
Product sales	$26,059,000	$4,231,000	$30,290,000
License fees and system component revenues	—	797,000	797,000

Total revenues	$26,059,000	$5,028,000	$31,087,000

Segment net income	$203,000	$610,000	$813,000

2001
Revenues:
Product sales	$19,849,000	$4,488,000	$24,337,000
License fees and system component revenues	—	320,000	320,000

Total revenues	$19,849,000	$4,808,000	$24,657,000

Segment net income	$512,000	$455,000	$967,000

The following table presents information about the Company’s segments for the nine months ended September 30, 2002 and 2001:

	Domestic Segment	International Segment	Consolidated
2002
Revenues:
Product sales	$74,357,000	$11,552,000	$85,909,000
License fees and system component revenues	—	2,997,000	2,997,000

Total revenues	$74,357,000	$14,549,000	$88,906,000

Segment net income	$(911,000)	$1,836,000	$925,000

2001
Revenues:
Product sales	$59,344,000	$11,890,000	$71,234,000
License fees and system component revenues	—	1,060,000	1,060,000

Total revenues	$59,344,000	$12,950,000	$72,294,000

Segment net income	$1,967,000	$1,295,000	$3,262,000

7.	New Accounting Pronouncements

In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” and Statement of Financial

Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The adoption of these statements on January 1, 2002 did not have any effect on the Company’s financial condition or results of operations.

In August 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The adoption of this statement on January 1, 2002 did not have any effect on the Company’s financial condition or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated With Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for such activities that are initiated after December 31, 2002.

8.	Line-of-Credit Facility

In June 2002, the Company entered into a new line-of-credit facility which provides for maximum borrowings of $10,000,000 and expires in June 2005. Outstanding borrowings under the new line-of-credit facility bear annual interest, payable monthly, at the bank’s base rate (4.75% at September 30, 2002), or if converted at the option of the Company, based upon the LIBOR rate plus 200 basis points (3.81% at September 30, 2002). No borrowings were outstanding under the line-of-credit facility as of September 30, 2002.

The line-of-credit facility generally contains limitations on indebtedness, certain investments in equity securities and entity acquisitions; requires lender’s approval of mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, the Company is required to maintain certain financial performance measures including debt service coverage, a minimum ratio of total liabilities to tangible net worth, a minimum current ratio and minimum adjusted earnings before interest, taxes, depreciation and amortization. The payment of dividends and repurchase of the Company’s common stock is permitted under the line-of-credit facility and is limited only to the extent such payments affect the Company’s ability to meet certain financial performance measures thereunder.

At September 30, 2002, the Company was not in compliance with the minimum total liabilities to tangible net worth covenant and the minimum adjusted earnings before income taxes, depreciation and amortization covenant under the line-of-credit facility. The Company has received a waiver of the loan agreement defaults as of September 30, 2002 from its bank.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Results of Operations for the three and nine months ended September 30, 2002 versus the three and nine months ended September 30, 2001

Revenues for the three and nine months ended September 30, 2002 increased by $6,430,000, or 26%, and $16,613,000, or 23%, to $31,087,000 and $88,906,000 from $24,657,000 and $72,294,000, respectively, for the same periods a year ago. Domestic revenues increased by $6,210,000, or 31%, for the three months ended September 30, 2002 to $26,059,000 from $19,849,000 for the same period a year ago. For the nine months ended September 30, 2002, domestic revenues increased by $15,014,000, or 25%, to $74,357,000 from $59,344,000 for the same period a year ago. International revenues increased by $221,000, or 5%, for the three months ended September 30, 2002, to $5,028,000 from $4,808,000 for the same period a year ago. For the nine months ended September 30, 2002, international revenues increased by $1,599,000, or 12%, to $14,549,000 from $12,950,000 for the same period a year ago.

Domestic revenues for the three and nine months ended September 30, 2002, increased by 31% and 25%, respectively. The increases in domestic revenues resulted primarily from volume increases in the number of LoJack units sold. The number of LoJack units sold for the three and nine months ended September 30, 2002 increased by 35% and 27%, respectively, as compared to the same periods a year earlier, reflecting the success of the Company’s continued advertising, sales and marketing initiatives. The volume increase during the three months ended September 30, 2002 resulted in an increase in net revenue from the sale of LoJack units of $6,006,000, or 33%. The volume increase in the nine months ended September 30, 2002 resulted in an increase in net revenue from the sale of LoJack units of $14,670,000, or 27%. Revenues from sales of other automobile security products increased by $204,000 and $343,000, respectively in the three and nine months ended September 30, 2002 as compared to the same periods a year ago. Revenue recognized from the sale of warranty products increased by $443,000 and $964,000, respectively in the three and nine months ended September 30, 2002 as compared to the same periods a year ago. In most domestic jurisdictions the Company sells contractual extended warranty products and recognizes revenues ratably over the term of the contract. In certain jurisdictions, the Company sells an insurance indemnity product for which an insurer, and not the Company, is the primary obligor on the contract at the time of sale. The Company recognizes payments for these insurance contracts, net of related costs, in revenues at the time of sale.

International revenues increased by $221,000 and $1,599,000 for the three and nine months ended September 30, 2002, respectively. The increase in international revenues for the three months ended September 30, 2002 resulted primarily from additional shipments of $671,000 to newly opened territories in France and Puerto Rico, offset by $406,000 lower revenues to the Company’s licensees in Latin America, as compared to the three months ended September 30, 2001. The increase for the nine months ended September 30, 2002 resulted primarily from increased product sales of $1,309,000 to the Company’s licensees in Latin America and additional revenues of $1,979,000 from shipments to newly opened territories in France and Puerto Rico of, as compared to the same period a year earlier. These increases were partially offset by reduced product sales of $1,745,000 to the Company’s South African licensee for the nine months ended September 30, 2002, due to lower demand from that licensee in 2002 and accelerated purchases of inventory made at the end of 2001 to take advantage of year-end volume rebates. During the three and nine months ended September 30, 2002, the Company granted extended payment terms to its Argentine licensee for product shipments not covered by export insurance, and deferred revenue recognition of approximately $221,000 and $506,000, respectively during the three and nine months ended September 30, 2002 to that licensee until payment becomes reasonably assured. The

Company recognized revenues of $280,000 and $440,000 in the three and nine months ended September 30, 2002 relating to payments received from this Argentine licensee for a portion of the shipments previously deferred. Argentina is presently experiencing difficult economic conditions and the Company has entered into a loan agreement with its Argentine licensee which converts the licensee’s existing accounts receivable into a long term financing agreement and allows the licensee to borrow up to an aggregate amount of $1.75 million in the form of inventory from the Company. This loan is secured by a pledge of all of the stock of the Argentine licensee as well as a personal guarantee by the licensee’s principal. In addition, in consideration for the loan the Company has received 10% of the common stock of the licensee and has agreed to return half of this stock to the licensee upon repayment of the loan at maturity in August of 2004. Revenues from the sale of products and components of the LoJack system to international licensees generally are recognized upon shipment to the licensee or, if later, when payment becomes reasonably assured.

Cost of goods sold was 53% and 52% of revenues for the three and nine months ended September 30, 2002, respectively compared to 51% and 53% for the three and nine months ended September 30, 2001. Domestically, cost of sales was 52% and 51% of revenues for the three and nine months ended September 30, 2002, respectively as compared to 50% and 51% for the same periods a year ago. The increase for the three months ended September 30, 2002 is primarily a result of increased personnel and infrastructure costs of $297,000 to support wider area coverage and to meet the requirements of the new Early WarningTM product being launched in the fourth quarter of 2002 as well as additional inventory write-offs of $312,000. Internationally, cost of sales decreased to 57% of related revenues for the three months ended September 30, 2002 from 59% for the same period a year ago. International cost of sales for the nine months ended September 30, 2002 decreased to 56% from 61% for the same period a year ago as a result of changes in the mix of revenues generated by royalties and license fees versus product and component sales, as well as the mix of product sales sold to different international licensees.

Research and development expense increased by $211,000 and $53,000 for the three and nine months ended September 30, 2002 to $674,000 and $1,529,000, respectively, from $463,000 and $1,476,000 for the same periods a year earlier. The increase for the three months ended September 30, 2002 was mainly attributable to additional personnel costs of $348,000 incurred in the third quarter of 2002 as compared to the same period a year earlier as the Company continued to prepare for future growth partially offset by $135,000 more in costs recognized in the third quarter of 2001 due to the attainment of new product development milestones. The increase for the nine months ended September 30, 2002 was primarily attributable to additional personnel related costs of $564,000 as well as additional consulting and test equipment and product costs of $108,000 partially offset by $663,000 more in costs recognized in the first three quarters of 2001 due to the attainment of new product development milestones. The Company may incur additional expense of approximately $170,000 to $340,000 relating to achievement of product milestones by its contract manufacturer during the remainder of 2002.

Sales and marketing expense increased $2,380,000 for the three months ended September 30, 2002 to $8,762,000 from $6,382,000 for the same period a year earlier. The increase resulted primarily from additional media and advertising spending of $1,587,000 in the third quarter of fiscal 2002, as well as increased sales and marketing salaries and benefits of $1,179,000 in support of the Company’s strategic plan for growth partially offset by lower travel and entertainment related expenses of $337,00. For the nine months ended September 30, 2002, sales and marketing expense increased $11,334,000 to $27,731,000 from $16,397,000 for the same period a year earlier. The increase resulted primarily from additional media and advertising spending of $7,501,000 in the nine months ended September 30, 2002, as well as increased sales and marketing salaries and benefits of $3,634,000 in support of the Company’s strategic plan for growth. The Company’s profits in 2002 are being impacted by significantly higher general advertising and marketing programs relating to the Company’s existing products as well as advertising and marketing programs relating to the introduction of the Early WarningTM system, an enhanced feature of the LoJack unit, which will be introduced in the Northeast in the fourth quarter of 2002.

General and administrative expense increased by $203,000 for the three months ended September 30, 2002, to $3,318,000 from $3,115,000 for the same period a year earlier. This increase was primarily due to increased professional fees of $457,000 related primarily to the establishment of new international markets and alternative domestic distribution partners partially offset by reduced staffing related expenses of $289,000. For the nine months ended September 30, 2002, general and administrative expense decreased by $115,000 to $10,538,000 from $10,652,000 for the same period last year. The decrease was primarily the result of a severance and retirement charge of $1,513,000 recorded in February 2001 related to a management reorganization. This decrease was partially offset by the additional costs of professional fees of $896,000 and increased rent and related office costs of $381,000 incurred in the first nine months of 2002.

Other income remained substantially unchanged at $29,000 for the three months ended September 30, 2002 as compared to $20,000 for the same period a year earlier, primarily because of a net increase of $70,000 in net gains from the disposal of the Company’s installation vehicles offset by $70,000 of lower interest income due to lower interest rates and lower cash balances available for investment. For the nine months ended September 30, 2002, other income decreased by $176,000 to $59,000 from $235,000 for the same period a year earlier, primarily as a result of $265,000 of lower interest income due to lower interest rates and lower cash balances available for investment, partially offset by an additional $53,000 of net gains from the disposal of the Company’s installation vehicles.

The provision for income taxes decreased by $90,000 and $1,372,000 for the three and nine months ended September 30, 2002 to $478,000 and $543,000, respectively, from $568,000 and $1,915,000 for the same periods a year earlier as a result of a decrease in related taxable income. Effective tax rates remained at 37% for all periods.

As a result of the foregoing, net income decreased by $154,000 and $2,337,000 for the three and nine months ended September 30, 2002 to $813,000 and $925,000, respectively, from $967,000 and $3,262,000 for the three and nine months ended September 30, 2001.

New Accounting Pronouncements

In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The adoption of these statements on January 1, 2002 did not have any effect on the Company’s financial condition or results of operations.

In August 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The adoption of this statement on January 1, 2002 did not have any effect on the Company’s financial condition or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated With Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for such activities that are initiated after December 31, 2002.

Liquidity and Capital Resources

For the nine months ended September 30, 2002 cash and equivalents decreased by $623,000. The overall decrease was the result of cash provided by operating activities of $4,974,000 offset by cash used for investing activities of $1,838,000 and cash used for financing activities of $3,759,000.

Cash flows provided by operating activities for the nine months ended September 30, 2002 of $4,974,000 were primarily attributed to net income of $925,000, the adding back of non-cash expenses for depreciation and amortization of $3,124,000, increases in accounts payable of $5,243,000 due to the timing of vendor payments, and deferred revenue additions totaling $6,626,000, of which $4,512,000 related to payments received for warranty products sold, $393,000 related to new foreign licensee agreements entered in to during the period and $1,721,000 related to payments received for shipments to dealers certified by the Company to install the LoJack unit. Revenue has been deferred on these shipments and is recognized when the LoJack units are installed in the consumers’ vehicles. These sources of cash were partially offset by an increase in accounts receivable of $6,027,000 of which $2,400,000 relates to the increase of domestic business, and $1,200,000 relates mainly to increased business with four international licensees. It is anticipated that $1,500,000 of receivables will be converted to an equity investment. Sources of cash were also partially offset by an increase in inventories of $1,319,000 in response to increased forecasted sales volumes, and the recognition of deferred revenue of $4,093,000, which consisted primarily of $2,270,000 related to warranty revenue recognized, $1,056,000 from the installation of LoJack units by the Company’s certified dealer installers, $682,000 of deferred international license fee revenue recognized from the 2000 SAB No. 101 cumulative effect adjustment, and $85,000 from the payment of Argentina shipments previously deferred.

Cash flows used for investing activities for the nine months ended September 30, 2002 consisted of expenditures for property and equipment of $1,838,000. These expenditures were made in support of the Company’s strategic plan for growth.

Cash flows used for financing activities during the nine months ended September 30, 2002 included repayment of capital leases of $1,529,000, as well as $3,498,000 for the repurchase of 667,194 shares of the Company’s common stock made in the first quarter of 2002. Total cumulative common shares repurchased under the Company’s stock repurchase program were 8,663,034 shares as of September 30, 2002. As of September 30, 2002, there were approximately 536,966 additional common shares authorized for repurchase under the Company’s existing repurchase program. Management does not anticipate any share purchases during the fourth quarter of 2002.

As of September 30, 2002 the Company had working capital of $13,851,000. The Company believes that it has sufficient capital resources to meet its anticipated capital and operating requirements for at least the next twelve months using existing working capital and cash flows from operations, and if necessary, drawing upon the Company’s $10,000,000 line-of-credit facility, which had no borrowings outstanding as of September 30, 2002.

In June 2002, the Company entered in to a new line-of-credit facility. The new line-of-credit provides for maximum borrowings up to $10,000,000 under an unsecured line-of-credit facility which expires in June 2005. Outstanding borrowings under the new line-of-credit facility bear annual interest, payable monthly, at the bank’s base rate, or if converted, based upon the LIBOR rate plus 200 basis points. No borrowings were outstanding under the line-of-credit facility as of September 30, 2002.

The line-of-credit facility generally contains limitations on indebtedness, certain investments in equity securities and entity acquisitions; requires lender’s approval of mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, the Company is required to maintain certain financial performance measures including debt service coverage, a minimum ratio of total liabilities to tangible net worth, a minimum current ratio and minimum adjusted earnings before interest, taxes, depreciation and amortization. The payment of dividends and repurchase of the Company’s common stock is permitted under the line-of-credit facility and is limited only to the extent such payments affect the Company’s ability to meet certain financial performance measures thereunder.

At September 30, 2002, the Company was not in compliance with the minimum total liabilities to tangible net worth covenant and the minimum adjusted earnings before income taxes, depreciation and amortization covenant under the line-of-credit facility. The Company has received a waiver of the loan agreement defaults as of September 30, 2002 from the bank.

The Company’s expansion to additional international markets has generally been achieved through licensing agreements and in the past has not required capital investment on the part of the Company. However, in December 2001, the Company invested $1,366,000 to obtain a 7.9% equity investment in its French licensee, Traqueur, S.A. The Company anticipates making similar capital investments in the future.

The Company is continuing to explore other possible investment opportunities, including, but not limited to, possible acquisitions of, investments in, or joint ventures with other companies.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company’s market and customers, the Company’s objectives and plans for future operations and products and the Company’s expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the company’s products and services; the effectiveness of the company’s marketing initiatives; the rate of growth in the industries of the company’s customers; the presence of competitors with greater technical, marketing, and financial resources; the company’s ability to promptly and effectively respond to technological change to meet evolving customer needs; capacity and supply constraints or difficulties; and the company’s ability to successfully expand its operations. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning the Company, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has limited exposure to market risk due to the nature of its financial instruments. The Company’s financial instruments at September 30, 2002 consisted of cash and equivalents, accounts receivable, accounts payable, deposits, accrued liabilities, and capital lease obligations. The fair value of these financial instruments as of September 30, 2002 approximated their carrying values.

The Company’s interest rate exposure is limited primarily to the effect of interest rate changes on its investment portfolio and amounts outstanding under its $10,000,000 variable rate line-of-credit facility. As of September 30, 2002, the Company’s cash and equivalents were $5,266,000. Due to the average maturity and conservative nature of the Company’s investment portfolio, the Company believes that a sudden change in interest rates would not have a material effect on the value of its investment portfolio. Amounts outstanding under the Company’s $10,000,000 variable rate line-of-credit facility are presumed to approximate market value, as the facility’s interest rate will adjust accordingly with market rates. An immediate adverse change in market interest rates would not have had any effect on the Company’s interest expense for the three and nine months ended September 30, 2002, as there were no borrowings outstanding at any time during those periods under its line-of-credit facility.

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

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.    Based on their evaluations as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

A.  Exhibits

Exhibit No.	Description

10.1	Loan Agreement between the Company and its Argentine licensee

10.2	Promissory Note, dated September 5, 2002 issued to the Company by its Argentine licensee

10.3	Pledge and Security Agreement, dated September 5, 2002 made by Carlos Roberto MacKinley in favor of the Company

10.4	Pledge and Security Agreement, dated September 5, 2002 made by Roberto Bonanni Rey in favor of the Company

10.5	Guarantee Agreement, dated September 5, 2002 by Carlos Roberto MacKinley in favor of the Company

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	CertificationPursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation Registrant

Date: November , 2002	By:	/s/ Ronald J. Rossi
Ronald J. Rossi Chairman of the Board of Directors and Chief Executive Officer

Date: November , 2002	By:	/s/ Joseph F. Abely
Joseph F. Abely President and Chief Operating Officer

Date: November , 2002	By:	/s/ Keith E. Farris
Keith E. Farris Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Ronald Rossi, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LoJack Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date

By
(Signature and Title)

CERTIFICATIONS

I, Keith Farris, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LoJack Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date

By
(Signature and Title)