Form 10-Q/A
period 2002-09-30
LOJACK CORP
filed 2002-12-02
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 14,667,127 shares issued and outstanding of the registrant’s common stock, $.01 par value, as of November 12, 2002.

EXPLANATORY NOTE

This amendment is being filed solely to correct the inadvertent filing by our financial printer of prior drafts of certain pages of the Registrant’s Form 10-Q caused by technical problems relating to the printer’s conversion and filing software.

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

The line-of-credit facility generally contains limitations on indebtedness, certain investments in equity securities and entity acquisitions; requires lender’s approval of mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, the Company is required to maintain certain financial performance measures including debt service coverage, a maximum ratio of total liabilities to tangible net worth, a minimum current ratio and minimum adjusted earnings before interest, taxes, depreciation and amortization. The payment of dividends and repurchase of the Company’s common stock is permitted under the line-of-credit facility and is limited only to the extent such payments affect the Company’s ability to meet certain financial performance measures thereunder.

At September 30, 2002, the Company was not in compliance with the maximum total liabilities to tangible net worth covenant and the minimum adjusted earnings before income taxes, depreciation and amortization covenant under the line-of-credit facility. The Company has received a waiver of the loan agreement defaults as of September 30, 2002 from its bank.

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

International revenues increased by $221,000 and $1,599,000 for the three and nine months ended September 30, 2002, respectively. The increase in international revenues for the three months ended September 30, 2002 resulted primarily from additional shipments of $671,000 to newly opened territories in France and Puerto Rico, offset by $406,000 lower revenues to the Company’s licensees in Latin America, as compared to the three months ended September 30, 2001. The increase for the nine months ended September 30, 2002 resulted primarily from increased product sales of $1,309,000 to the Company’s licensees in Latin America and additional revenues of $1,979,000 from shipments to newly opened territories in France and Puerto Rico as compared to the same period a year earlier. These increases were partially offset by reduced product sales of $1,745,000 to the Company’s South African licensee for the nine months ended September 30, 2002, due to lower demand from that licensee in 2002 and accelerated purchases of inventory made at the end of 2001 to take advantage of year-end volume rebates. During the three and nine months ended September 30, 2002, the Company granted extended payment terms to its Argentine licensee for product shipments not covered by export insurance, and deferred revenue recognition of approximately $221,000 and $506,000, respectively during the three and nine months ended September 30, 2002 to that licensee until payment becomes reasonably assured. The

Company recognized revenues of $280,000 and $440,000 in the three and nine months ended September 30, 2002 relating to payments received from this Argentine licensee for a portion of the shipments previously deferred. Argentina is presently experiencing difficult economic conditions and the Company has entered into a loan agreement with its Argentine licensee which converts the licensee’s existing accounts receivable into a long term financing agreement and allows the licensee to borrow up to an aggregate amount of $1.75 million in the form of inventory from the Company. This loan is secured by a pledge of all of the stock of the Argentine licensee as well as a personal guarantee by the licensee’s principal. In addition, in consideration for the loan, the Company has received 10% of the common stock of the licensee and has agreed to return half of this stock to the licensee upon repayment of the loan at maturity in August of 2004. Revenues from the sale of products and components of the LoJack system to international licensees generally are recognized upon shipment to the licensee or, if later, when payment becomes reasonably assured.

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

Research and development expense increased by $211,000 and $53,000 for the three and nine months ended September 30, 2002 to $674,000 and $1,529,000, respectively, from $463,000 and $1,476,000 for the same periods a year earlier. The increase for the three months ended September 30, 2002 was mainly attributable to additional personnel costs of $348,000 incurred in the third quarter of 2002 as compared to the same period a year earlier as the Company continued to prepare for future growth partially offset by $135,000 more in costs recognized in the third quarter of 2001 due to the attainment of new product development milestones. The increase for the nine months ended September 30, 2002 was primarily attributable to additional personnel related costs of $564,000 as well as additional consulting and test equipment and product costs of $108,000 partially offset by $663,000 more in costs recognized in the first three quarters of 2001 due to the attainment of new product development milestones. The Company may incur additional expense of approximately $0 to $340,000 relating to achievement of product milestones by its contract manufacturer during the remainder of 2002.

Sales and marketing expense increased $2,380,000 for the three months ended September 30, 2002 to $8,762,000 from $6,382,000 for the same period a year earlier. The increase resulted primarily from additional media and advertising spending of $1,587,000 in the third quarter of fiscal 2002, as well as increased sales and marketing salaries and benefits of $1,179,000 in support of the Company’s strategic plan for growth partially offset by lower travel and entertainment related expenses of $337,000. For the nine months ended September 30, 2002, sales and marketing expense increased $11,334,000 to $27,731,000 from $16,397,000 for the same period a year earlier. The increase resulted primarily from additional media and advertising spending of $7,501,000 in the nine months ended September 30, 2002, as well as increased sales and marketing salaries and benefits of $3,634,000 in support of the Company’s strategic plan for growth. The Company’s profits in 2002 are being impacted by significantly higher general advertising and marketing programs relating to the Company’s existing products as well as advertising and marketing programs relating to the introduction of the Early WarningTM system, an enhanced feature of the LoJack unit, which will be introduced in the Northeast in the fourth quarter of 2002.

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

The line-of-credit facility generally contains limitations on indebtedness, certain investments in equity securities and entity acquisitions; requires lender’s approval of mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, the Company is required to maintain certain financial performance measures including debt service coverage, a maximum ratio of total liabilities to tangible net worth, a minimum current ratio and minimum adjusted earnings before interest, taxes, depreciation and amortization. The payment of dividends and repurchase of the Company’s common stock is permitted under the line-of-credit facility and is limited only to the extent such payments affect the Company’s ability to meet certain financial performance measures thereunder.

At September 30, 2002, the Company was not in compliance with the maximum total liabilities to tangible net worth covenant and the minimum adjusted earnings before income taxes, depreciation and amortization covenant under the line-of-credit facility. The Company has received a waiver of the loan agreement defaults as of September 30, 2002 from the bank.

The Company’s expansion to additional international markets has generally been achieved through licensing agreements and in the past has not required capital investment on the part of the Company. However, in December 2001, the Company invested $1,366,000 to obtain a 7.9% equity investment in its French licensee, Traqueur, S.A. The Company has contributed an outstanding receivable of approximately $130,000, which the Company had previously reserved in full, to the capital in its Hong Kong distributor in exchange for additional shares in that entity. The Company anticipates making capital investments in the future.

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

LoJack Corporation Registrant

Date: December 2, 2002	By:	/s/ Ronald J. Rossi
Ronald J. Rossi Chairman of the Board of Directors and Chief Executive Officer

Date: December 2, 2002	By:	/s/ Joseph F. Abely
Joseph F. Abely President and Chief Operating Officer

Date: December 2, 2002	By:	/s/ Keith E. Farris
Keith E. Farris Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Ronald J. Rossi, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LoJack Corporation;

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

Date December 2, 2002

By /s/    Ronald J. Rossi
Ronald J. Rossi
Chairman of the Board of Directors
and Chief Executive Officer

CERTIFICATIONS

I, Keith E. Farris, certify that:

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

Date     December 2, 2002

By     /s/    Keith E. Farris
Keith E. Farris
Chief Financial Officer
(Principal Financial Officer)