Form 10-K
period 2002-12-31
LOJACK CORP
filed 2003-03-28
CIK 355777

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

                                       or

[ ] Transition Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the registrant's common stock, $.01 par value (the "Common Stock") held by non-affiliates was approximately $49,695,916 as of June 28, 2002. The aggregate market value of Common Stock indicated is based upon the last traded price of the Common Stock as reported by NASDAQ on June 28, 2002.

As of March 18, 2003, there were issued and outstanding 14,738,621 shares of the registrant's Common Stock, $.01 par value.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on May 29, 2003 (Part III, Items 10, 11, 12 and 13).

                               LOJACK CORPORATION
                                TABLE OF CONTENTS

Securities and Exchange Commission
Item Number and Description

                                                                                                                 Page
                                                        PART I

ITEM   1.   Business..............................................................................................  1

ITEM   2.   Properties........................................ ...................................................  9

ITEM   3.   Legal Proceedings.....................................................................................  9

ITEM   4.   Submission of Matters to a Vote of Security Holders...................................................  9

                                                        PART II

ITEM   5.   Market for the Registrant's Common Equity and Related Stockholder Matters..... .......................  9

ITEM   6.   Selected Financial Data........................................................ .....................  10

ITEM   7.   Management's Discussion and Analysis of Financial Condition and Results of Operations................  11

ITEM   7A.  Quantitative and Qualitative Disclosures about Market Risk...........................................  22

ITEM   8.   Financial Statements and Supplementary Data..........................................................  22

ITEM   9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................  40

                                                       PART III

ITEM   10.  Directors and Executive Officers of the Registrant...................................................  40

ITEM   11.  Executive Compensation...............................................................................  40

ITEM   12.  Security Ownership of Certain Beneficial Owners and Management.......................................  40

ITEM   13.  Certain Relationships and Related Transactions.......................................................  40

ITEM   14.  Controls and Procedures..............................................................................  40

ITEM   15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................  40

SIGNATURES.......................................................................................................  44

CERTIFICATIONS ..................................................................................................  45

In as much as the calculation of shares of the registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the registrant's best good faith estimate for purposes of this Annual Report on Form 10-K. All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 10% of registrant's Common Stock, as disclosed herein, were considered for purposes of this disclosure to be held by affiliates.

                                     PART I

ITEM 1 - BUSINESS

GENERAL

LoJack Corporation ("LoJack" or the "Company") was organized as a Massachusetts corporation in 1978. Its corporate offices are located at 200 Lowder Brook Drive, Suite 1000, in Westwood, MA 02090. Its telephone number is (781) 326-4700.

LoJack develops and markets the LoJack(R) System, a unique, patented system designed to assist law enforcement personnel in locating, tracking and recovering stolen vehicles. Beginning in 2002, the Company introduced the LoJack Early Warning(TM) Recovery System ("LoJack Early Warning"), a new product building on the Company's stolen vehicle recovery technology that provides early notification to a vehicle owner in the event an unauthorized user is operating the vehicle. In addition, LoJack develops and markets a product line of its patented LoJack System designated for use in international markets where it may not be practicable or desirable to implement the fully integrated LoJack System.

The LoJack System is comprised of a Registration System, maintained and operated by LoJack; a Sector Activation System and Police Tracking Computers, operated by law enforcement officials (the "Law Enforcement Components"); and a LoJack Unit, a VHF (very high frequency) transponder sold to consumers (together, the "LoJack System"). The LoJack System is designed to be integrated into existing law enforcement computer systems and telecommunication systems and procedures. If a car equipped with a LoJack Unit is stolen, its owner should report the theft as usual to the local police department. If the theft involves a vehicle equipped with a LoJack Unit, and is reported in a jurisdiction where the LoJack System is operational, a unique radio signal will be transmitted automatically to the LoJack Unit in the stolen vehicle, activating its tracking signal. The Police Tracking Computer, installed in police patrol cars and aircraft throughout the coverage areas and used to lead law enforcement officers to the stolen vehicle, uses sophisticated direction-finding technology to locate the source of the tracking signal emitted from the LoJack Unit.

The Company's revenues in the United States are derived primarily from the sale of LoJack Units and related products, alarms, LoJack Early Warning and extended warranties to consumers. Approximately 90% of domestic sales are made through a distribution network consisting of dealers of new and used automobiles. The Company has strong consumer brand awareness in the United States, originally built in the cars and light trucks market, and is continuing to expand its brand awareness to the commercial fleet and construction markets.

The Company also derives revenues in over 26 international markets from license fees, sales of product and royalties pursuant to agreements to license the use of the Company's stolen vehicle recovery system technology. These international markets have existing infrastructure and forecasted revenues for 2003. Revenues from the International segment comprised approximately 17% of consolidated revenues for the year ended December 31, 2002. In connection with this international expansion, the Company modified its stolen vehicle recovery technology to have the flexibility of operating independently of existing law enforcement communication networks.

OPERATION OF THE LOJACK SYSTEM IN THE UNITED STATES

Under agreements with state agencies, LoJack generally furnishes the Law Enforcement Components for distribution to state, county and municipal law enforcement agencies for a nominal rent. The installation, testing and maintenance of the Law Enforcement Components are primarily the responsibility of LoJack. LoJack generally owns the Law Enforcement Components. The LoJack System is designed to integrate with law enforcement systems. The local law enforcement agency operates the LoJack System as required during the term of each state, county or city's agreement with LoJack. The agreements with the applicable law enforcement agencies are generally for initial terms up to five years. To date, substantially all such agreements that have expired have been renewed or are in the process of renewal. Renewal or extension of any such agreement may be subject to competitive bidding. The Company has no legal obligation to retail customers to provide ongoing systems support and maintenance or to refund any of the purchase price if these contracts expire and are not renewed, or are terminated either by LoJack or by the local law enforcement agencies.

The LoJack System has been implemented in all or a portion of each of the following domestic jurisdictions pursuant to agreements with applicable law enforcement agencies as follows:

Statewide coverage* (over 80% of the population) is available in the following states:

Arizona
California
Connecticut
District of Columbia
Maryland
Massachusetts
Michigan
New Jersey
Rhode Island

Major metropolitan areas, cities and high crime area coverage* is available in the following states:

Colorado
Delaware
Florida
Georgia
Illinois
Louisiana
Nevada
New Hampshire
New York
Pennsylvania
Texas
Virginia

Coverage in the State of Washington is in process and should be completed by April 2003.

* Coverage areas have been identified and defined based on a qualitative analysis of population density, geography and distribution of police tracking computers.

The Company's strategic plan for the operation of its stolen vehicle recovery network in the United States is to increase penetration in its existing automotive channel, expand the construction trade channel, open additional complimentary channels of distribution and continue to expand the use of its technology to those domestic and international markets where the combination of new vehicle sales, population density and the incidence of vehicle theft is high. The Company's strategic plan for growth also includes the launch of new products, as well as the continued re-engineering of the LoJack Unit to take advantage of leading edge RF (Radio Frequency) technology. In certain circumstances, the Company has made direct strategic investments in international licensee operations to leverage its close relationships with its partners, to better understand the business models of its licensees, to develop a global technology roadmap and to expand unit sales. These initiatives require substantial investments of capital and operating resources.

THE LOJACK SYSTEM

The LoJack System consists of four basic components:

       1.   LoJack Unit
       2.   Police Tracking Computer
       3.   Sector Activation System
       4.   Registration System

The LoJack Unit. The LoJack Unit is the component of the LoJack System that is installed in a purchaser's vehicle. The LoJack Unit consists of a VHF transponder, a microprocessor-based computer and a modem. The computer's memory contains a set of codes unique to the particular LoJack Unit. The microprocessor activates the LoJack Unit's transmitter upon receipt of its unique activation code from the Sector Activation System. Since each LoJack Unit has its own unique activation code and reply code, the microprocessor responds only upon receipt of the appropriate code. An activated LoJack Unit will continue to broadcast its reply code until it receives a properly coded message to stop. The deactivation command message is sent automatically to the LoJack Unit upon entry of information in the police computer system, in a jurisdiction in which the LoJack System is operational, that the police have recovered the vehicle. All transmissions are made on a nationwide radio frequency allocated by the Federal Communications Commission ("FCC") as a law enforcement radio service.

Police Tracking Computer. The Police Tracking Computer ("PTC") is a sophisticated radio direction finder. The PTC is used by police to locate and track activated LoJack Units. The PTC consists of a radio receiver with a directional antenna array, doppler signal processor, microprocessor-based computer and a controllable display. When the PTC detects a LoJack Unit transmission from a stolen vehicle, it displays the reply code along with graphic indications of signal strength and the direction toward the stolen vehicle. The officer then radios the reply code to the police dispatcher and obtains a vehicle description.

The PTC is generally installed in police vehicles. Modified designs of the PTC are used in helicopters as well as fixed locations such as toll booths, radio towers or police communication centers. Effective tracking range varies under different topographical and other conditions, from about one mile to approximately five miles under ideal conditions.

Sector Activation System. The Sector Activation System is the part of the LoJack System that contains the Sector Activation Computer ("SAC"), the Sector Activation Transmitters and the communication network that connects them.

For each vehicle equipped with a LoJack Unit, the SAC contains the vehicle identification number ("VIN") assigned by the vehicle's manufacturer, and the activation, deactivation and reply codes for the LoJack Unit installed in that vehicle. The SAC also controls the Sector Activation Transmitters network, causing activation, speed-up and deactivation commands to be broadcast at appropriate times during the stolen vehicle activation and recovery sequence.

The Sector Activation System was designed to function with existing law enforcement computer and telecommunication systems and procedures. Routine and normal processing of a stolen vehicle report activates the Sector Activation System, even if the person reporting the theft and the officer responding are unfamiliar with the LoJack System.

When the VIN of a stolen vehicle is entered into the existing police computer system, it is compared automatically to those contained in the SAC database. If a match is found, the SAC causes the Sector Activation Transmitters network to broadcast the appropriate activation command. Police officers who receive the corresponding reply code through their PTCs call dispatch and receive a description of the transmitting vehicle.

After recovery, the officer reports to dispatch, which enters the vehicle as recovered. That routine entry into the police computer causes the Sector Activation System to transmit a deactivate command, which returns the LoJack Unit to its original state.

Registration System. The Registration System is a proprietary method of assigning digital codes to be transmitted and received by LoJack Units in such manner that unique activation codes are permanently correlated with the unique VIN assigned to the vehicle in which the LoJack Unit has been installed.

NEW PRODUCT DEVELOPMENTS

LoJack Early Warning. LoJack Early Warning is a new product, building on the Company's stolen vehicle recovery technology that provides early notification to a vehicle owner in the event an unauthorized user is operating the vehicle. LoJack Early Warning consists of the LoJack Unit, a uniquely coded key pass and a motion sensor. The motion sensor monitors vehicle movement and detects the presence of the registered owner's key pass, ensuring an authorized user is driving the vehicle. Should the motion sensor detect that the vehicle is moving without the presence of the registered owner's key pass, a communication from the LoJack Unit in the vehicle is transmitted back to the LoJack Control Center, a Company-maintained database that provides automatic notification via e-mail, pager, and/or home, work or cell phone call to the consumer. LoJack Early Warning has been approved by the FCC. LoJack Early Warning was launched in the Northeastern United States in the fourth quarter of 2002 and launched nationally in January 2003.

Next Generation of the LoJack Unit. LoJack is continuing the development of the next generation of the LoJack Unit, which will replace the current version. While functionally the same as the current LoJack Unit, the new module will be smaller, will use less energy, and will be re-engineered to take advantage of leading-edge technology and improved manufacturing techniques. It is anticipated that the new version of the LoJack Unit will be available in 2004. The Company is also exploring additional integrated technologies to enable ubiquitous coverage - a footprint similar to the cellular industry.

MARKETING AND DISTRIBUTION OF LOJACK UNITS - UNITED STATES

LoJack's marketing approach focuses on new car dealerships that will offer the LoJack System as an option on both their new and used car sales. LoJack also markets conventional vehicle security devices, LoJack Early Warning and extended warranties through car dealers. The Company markets primarily through a national sales force that routinely visits new and used automobile dealers to educate and train dealership personnel on the benefits of the LoJack System and related products. In addition, to supplement its distribution efforts, the Company has entered into cooperative arrangements with third party companies specializing in after-market installations of vehicle accessories to expedite the expansion of the market for the LoJack System. The actual method of distribution is determined on a market-by-market basis. Like other options on vehicles, the LoJack Unit and related products usually can be financed conveniently as a part of the purchase price of the vehicle. LoJack also uses direct advertising to consumers to generate product awareness.

LoJack also markets its products directly to operators of fleet and commercial vehicles. The Company is looking to expand to other vehicle markets in the future.

During 2002, the Company adopted alternative installation methods by contracting with certified dealers and other third parties to perform the installation of the LoJack Unit. LoJack ensures the quality of these alternative installations through the use of an expanded quality control process. For installations performed by the Company, LoJack maintains full responsibility for installation. For all installations, the Company maintains full warranty service of LoJack Units, both for the convenience of dealers through whom the LoJack Units are marketed and for LoJack to maintain a high degree of quality control and security over its technology. LoJack also offers an extended warranty at the point of sale to new customers and through direct sales efforts to existing customers.

LoJack is evaluating additional channels of distribution, including marketing through insurers and direct marketing through partnerships.

INTERNATIONAL OPERATIONS

The Company also licenses the use of its stolen vehicle recovery system technology in selected international markets. Unlike the LoJack System currently operational in the United States, the product available to its international markets has the flexibility of operating independently of existing law enforcement communication networks.

The Company targets its products for use by either law enforcement or private security companies in selected international markets where the implementation of a fully integrated LoJack System may not be feasible. This application of the LoJack technology allows stolen vehicles to be activated, tracked and recovered without the direct involvement of local police.

License agreements with international parties have thus far been denominated in U.S. dollars and structured with up-front licensing fees, which may be substantial and are non-recurring, and provide that the Company will subsequently either supply components and products at prices to be determined from time to time and/or receive royalties based upon the licensees' revenues. It is the Company's intention to continue to license the use of the LoJack stolen recovery system technology in other selected international markets on the same basis as described above.

LoJack has made direct investments in selected international licensees, which the Company believes offer significant market opportunity for LoJack Unit sales. The Company focuses on markets that have high per capita thefts, high annual recurring sales of new vehicles and large numbers of vehicles operating in the area. The Company expects to leverage its close relationship with its international partners to continue to better understand the business models of its licensees and to develop a global technology roadmap. In December 2001, the Company acquired a 7.9% equity interest in its French licensee. In 2002, the Company entered into a loan agreement with its Argentine licensee which converted the licensee's existing accounts receivable into a long term financing agreement and allowed the licensee to borrow up to an aggregate amount of $1.74 million advanced in the form of inventory from the Company. This loan is secured by a pledge of all of the stock of the Argentine licensee as well as a personal guarantee by the licensee's principal. In addition, in consideration for the loan the Company received 10% of the common stock of the Argentine licensee and has agreed to return half of this stock to the licensee upon repayment of the loan at maturity. In March 2003, the Company converted an existing receivable balance into a 12.5% equity investment in its Mexican licensee. In addition, in March 2003 the Company converted an existing receivable balance of approximately $306,000 from its French licensee plus 60,000 Euros into a convertible debenture at a conversion ratio to be determined with reference to the price paid by future third party investors. In 2003, the Company may make additional investments in its French licensee.

During December 31, 2002, the Company recognized revenues from licensees using LoJack's technology in the following countries: Bahamas, Brazil, Chile, Colombia, Costa Rica, Czechoslovakia, Ecuador, France, Germany, Hong Kong, Italy, Kenya, Korea, Mexico, Nigeria, Panama, Paraguay, Poland, Russia, South Africa, Spain, Trinidad and Tobago, Uganda, United Kingdom, Uruguay and Venezuela. The Company also is pursuing similar agreements for licensing its technology in other countries.

Approximately 17% of the Company's revenues for the year ended December 31, 2002 were derived from sales and license fees to international customers. These revenues were comprised of product and component sales and licensing revenues. The Company generally sells products and components of the LoJack System to foreign licensees through cash prepayments, letters of credit, purchased export insurance, or established payment terms. The Company recognizes revenue upon shipment of the product, or when payment becomes reasonably assured, whichever is later. (See Notes 1, 9 and 10 in the notes to the consolidated financial statements included herein at Item 8).

GOVERNMENT REGULATION AND APPROVAL

The FCC allocated frequency 173.075 MHz, used by the LoJack System, for nationwide use by state and local law enforcement agencies for stolen vehicle recovery systems. Law enforcement agencies in jurisdictions where the Company operates have been granted authority by the FCC to use this frequency for a stolen vehicle recovery system.

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

AUTOMOBILE INSURANCE BENEFITS

Management considers automobile insurance premium discounts to be an inducement for the purchase of LoJack Units by vehicle owners. The application of insurance premium discounts, which are generally applied to the vehicle owner's comprehensive insurance, varies from state to state and, in some cases, from insurance company to insurance company. For example, insurance regulations in some states, including Massachusetts, Rhode Island, New York and New Jersey, provide for mandated insurance discounts for automobiles protected by automobile security systems. In other states, such as California, where the granting of such discounts is not regulated, individual insurance carriers make the determination. Currently, insurance discounts, which vary from state to state and nationally by certain insurance carriers, provide for discounts of up to 35% on comprehensive insurance premiums for vehicles equipped with a vehicle recovery and anti-theft device.

The Company is working directly with the insurance industry to explore the feasibility of initiating marketing programs directly with insureds. Since the insurance industry is, in general, heavily regulated, the process of seeking voluntary or mandatory discounts for vehicles may involve significant time and effort.

PRODUCT WARRANTY

LoJack Product Warranties. LoJack warrants to consumers that the LoJack System and related products including the LoJack Starter Disabler, Alarm System, Shock Sensor and LoJack Early Warning will be free from defects in material or workmanship for a period of two years from the date of installation. If the product proves to be defective in material or workmanship, the Company will, at its option, either replace the product or provide, without charge, the labor and parts necessary to remedy any such defects at a LoJack operated installation center.

Limited Recovery Warranty. LoJack also warrants to original purchasers of LoJack Units that if their LoJack equipped vehicle is stolen and reported in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time that the theft is reported to the police, LoJack will pay the consumer an amount equal to the full purchase price of the LoJack Unit up to a maximum of $695 (up to $895 if the consumer also purchased LoJack Early Warning).

LoJack Guarantee Plus 5000. Consumers may purchase an additional warranty in which LoJack, or in most jurisdictions an independent third party insurer, warrants to original purchasers of LoJack Units that if the vehicle becomes a total loss due to theft or is not recovered in 30 days from the time the theft is reported to the police, the consumer could receive up to $2,500 to cover theft related expenses plus up to an additional $2,500 towards the purchase or lease of a replacement vehicle if the consumer returns to the original dealer. Where the Company, and not an independent third party, is the primary obligor under this warranty, the Company has insured the risk relating to these warranty claims.

PATENTS AND TRADEMARKS

LoJack holds United States Patents Nos. 4,818,998, 4,908,629 and 5,917,423 which expire in 2006, 2007 and 2017, respectively, covering the LoJack System. The Company also holds patents in various countries in Europe, Asia, South America and North America. Patent protection has also been sought by LoJack in several other countries. Although Management believes the patents have value, there can be no assurance such patents will effectively deter others from manufacturing and marketing a stolen vehicle recovery system. LoJack's name and logo are registered trademarks in the United States and many foreign countries.

COMPETITION

Several competitors or potential competitors are marketing or have announced the development of products, including those that are based on global positioning software, which claim to have stolen vehicle tracking features that may compete directly with the LoJack System. To the knowledge of Management, none of these products are directly integrated with law enforcement systems or operated and monitored exclusively by law enforcement agencies, as is the LoJack System.

LoJack markets the LoJack System as a stolen vehicle recovery device. Management believes, however, that makers of auto theft prevention devices view the LoJack System as competitive, and, consequently, LoJack believes it faces competition from companies that sell vehicle security devices. Some of the competitors and potential entrants into the vehicle tracking industry have greater resources than LoJack. In addition, there can be no assurance that a competitor will not develop a system of theft detection or recovery, including other stolen vehicle recovery systems that may not require government approvals, which would compete with or be superior to the LoJack System.

CONTRACT MANUFACTURING ARRANGEMENTS

LoJack has contract manufacturing arrangements for the LoJack Unit, new products and LoJack system components. The Company has utilized Motorola, Inc. for over 15 years to manufacture the LoJack Unit. LoJack believes that several companies have the capability to manufacture LoJack Units. The Company also has contracted with Motorola for the development and redesign of the LoJack Unit to accommodate additional applications.

INVENTORY

LoJack seeks to maintain a 90-day supply of LoJack Units, which it believes is in line with sales levels and sufficient to rapidly fulfill orders. The Company maintains an inventory of certain Law Enforcement Components beyond its current requirements in order to facilitate expansion into additional domestic and international markets.

RESEARCH AND DEVELOPMENT

Costs for research and development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. Total research and development expenses totaled $2,291,000, $2,634,000 and $1,200,000 for the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001, respectively. A portion of the Company's research and development efforts has been outsourced to third parties. The contracts with third parties require payments based upon completion of defined milestones. Expenses related to milestone achievements amounted to $85,000, $1,071,000 and $392,000 for the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001, respectively. In addition, software product development costs of $174,000 in the year ended December 31, 2002, $194,000 in the ten months ended December 31, 2001, and $534,000 in the year ended February 28, 2001 were capitalized.

EMPLOYEES

As of December 31, 2002, the Company had a total of 688 full-time employees, 380 of which are field installation personnel and 91 of which are part of the field sales organization.

SEGMENT INFORMATION

For financial information about our segments, see Note 10 to our consolidated financial statements contained herein at Item 8.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Company's executive officers is set forth below.

       Name                  Age         Title
       -----------------     ---         -------------------------------------
       Ronald J. Rossi       63          Chairman and Chief Executive Officer

       Joseph F. Abely       50          President, Treasurer and Chief
                                          Operating Officer

       William R. Duvall     51          Senior Vice President

       Peter J. Conner       62          Vice President (Government Relations)

       Donna Driscoll        50          Vice President (Marketing)

       Keith E. Farris       55          Vice President (Finance) and Chief
                                          Financial Officer

       Kevin M. Mullins      48          Vice President (Sales)

Mr. Rossi joined LoJack in November 2000 as Chief Executive Officer. He became a Director and was elected Chairman of the Board of Directors effective May 21, 2001. Prior to joining LoJack, Mr. Rossi spent 35 years with the Gillette Company, progressing through a variety of management positions in sales, marketing, and general management in the United States, Canada and Puerto Rico. Mr. Rossi served as President of Oral-B Worldwide, a Gillette Company, from 1998 to 2000. From 1988 to 1998 he was President of Gillette North America; previous positions include President of Gillette Canada and President of Braun/Canada. Mr. Rossi is also a member of the board of the Mentor Corporation since January, 2000 and had served on the executive board of the Massachusetts Bay Red Cross from 1993-1998, the board of the New England Sports Museum from 1993-1998, and as chairman of the Canadian Cosmetic and Toiletry Fragrance Association since 1987.

Mr. Abely joined LoJack in October 1988 as Senior Vice President and Chief Financial Officer. He was named President and Chief Operating Officer in January 1996 and a Director in November 2000. From 1976 until October 1988, Mr. Abely was employed by the accounting firm of Deloitte Haskins & Sells, where he served as a partner from 1985. Mr. Abely is a Certified Public Accountant.

Mr. Duvall joined LoJack in 1985 and is a Senior Vice President. He was appointed President of LoJack International in 2001. From 1984 to 1985, he was a part owner and manager of Rich's Car Tunes, a company engaged in the sale and installation of consumer electronic products in the automotive aftermarket. For six years prior to 1984, Mr. Duvall was Vice President of Marketing and Sales for Analog and Digital Systems, Inc., a manufacturer of consumer electronic products.

Mr. Conner joined LoJack in 1985 and is Vice President of Government Relations. From 1982 to 1985, he was a franchise director for Continental Cablevision of Boston, Massachusetts. From 1980 to 1982, Mr. Conner was a franchise director for American Television Communications of Denver, Colorado, a cable television operator.

Mr. Mullins joined LoJack in February 1996 and is Vice President of Sales. Mr Mullins served as Vice President of Sales and Marketing of LoJack from February 1996 until May 2001. From 1976 until joining LoJack, Mr. Mullins served in a variety of positions at Proctor & Gamble Company, Inc., including District Sales Manager, Customer Business Development Manager, and most recently as Northeast Operation Manager.

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

Ms. Driscoll joined LoJack in May 2001 and is Vice President of Marketing. From 1999-2000, she was Chief Marketing Officer for Roxy.com, an on-line retailer of consumer electronics. From 1987 until joining LoJack,

Ms. Driscoll served in a variety of executive positions at various companies including Citigroup from 1997-1999; AT&T Capital Corp from 1994-1997; Fidelity Investments from 1992-1994; and Citigroup Point of Sale Information Services Inc. from 1987-1992.

There are no arrangements or understandings pursuant to which any executive officer was or is to be selected for election or reelection. There are no family relationships among any Directors or executive officers.

ITEM 2 - PROPERTIES

The Company's executive offices are located at 200 Lowder Brook Drive, Suite 1000, Westwood, Massachusetts, under a lease for such space expiring in January 2007. In addition, the Company leases various facilities in Arizona, California, Florida, Georgia, Illinois, Massachusetts, Nevada, New Jersey, Pennsylvania and Texas under operating leases that expire from 2003 to 2008. The leases contain renewal options ranging from two to five years. Because the Company's operations do not require any special facilities, the Company does not anticipate any difficulty in finding space adequate for its purposes at reasonable rates, should the need arise. The Company believes that its facilities are adequate for its operations.

ITEM 3 - LEGAL PROCEEDINGS

The Company was not a party to any material legal proceedings during the fiscal year ended December 31, 2002, and the Company is not currently a party to any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

LoJack's common stock is traded on the NASDAQ National Market under the symbol:
LOJN.

The following table sets forth the range of the high and low bid information for the common stock of LoJack for the periods indicated, as reported by NASDAQ. This information reflects inter-dealer prices, without retail mark-up, markdowns or commission and may not necessarily reflect actual transactions.

                                                       HIGH                LOW
Twelve Months Ended December 31, 2002

     First Quarter                                    $5.54               $4.45
     Second Quarter                                    5.60                3.37
     Third Quarter                                     4.37                3.60
     Fourth Quarter                                    5.00                3.69

Ten Months Ended December 31, 2001

     First Quarter                                    $6.88               $4.90
     Second Quarter                                    7.11                5.11
     Third Quarter                                     5.77                4.90
     December                                          5.45                5.10

On March 18, 2003, there were 2,488 record holders of the Company's common stock. The Company believes the actual number of beneficial owners of the Common Stock is approximately 5,724 because a large number of the shares of the Company's common stock are held in custodial or nominee accounts for the benefit of persons other than the record holders.

LoJack has never paid a dividend, and at the present time the Company expects that future earnings will be retained for use in its business or to repurchase shares of its common stock. The Company's line-of-credit facility with a bank permits the payment of dividends so long as such payment does not cause noncompliance with certain loan covenants.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of LoJack Corporation ("LoJack" or the "Company") for the periods indicated. On October 24, 2001, the Company changed the date of its fiscal year end from the last day of February to December 31, effective December 31, 2001. The selected consolidated financial data for and as of the year ended December 31, 2002, the ten months ended December 31, 2001 and for each of the three years in the periods ended February 2001, 2000, 1999, are derived from the consolidated financial statements of the Company. The amounts in the year ended February 28, 2001, include the cumulative effect on prior years of a change in accounting policy for revenue recognition on international license fees in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included within Item 7 and the consolidated financial statements and notes included within Item 8.


                                                   YEAR          TEN MONTHS                            YEARS ENDED
                                                   ENDED           ENDED        ---------------------------------------------------
                                                DECEMBER 31,    DECEMBER 31,       FEBRUARY 28,      FEBRUARY 29,       FEBRUARY 28,
                                                    2002            2001               2001              2000               1999
                                               -------------------------------------------------------------------------------------
STATEMENTS OF INCOME

(in thousands, except share and per share
 information):
Revenues                                       $     116,426    $     84,379       $     95,850       $    90,159        $    83,210
Cost of goods sold                                    59,558          42,267             47,414            41,933             37,565
                                               -------------    ------------       ------------       ------------       -----------
Gross margin                                          56,868          42,112             48,436            48,226             45,645
Costs and expenses                                    54,047          37,552             37,087            34,035             29,159
                                               -------------    ------------       ------------       ------------       -----------
Operating income                                       2,821           4,560             11,349            14,191             16,486
Interest income (expense) and other - net                178             130                528               695              1,563
                                               -------------    ------------       ------------       ------------       -----------
Income before provision for income taxes               2,999           4,690             11,877            14,886             18,049
Income tax provision                                   1,170           1,735              4,371             5,805              7,041
                                               -------------    ------------       ------------       ------------       -----------
Income before cumulative effect of
 change in accounting principle                        1,829           2,955              7,506             9,081             11,008
Cumulative effect of change in
 accounting principle                                      -               -             (2,978)                -                  -
                                               -------------    ------------       ------------       ------------       -----------
Net income                                     $       1,829    $      2,955       $      4,528       $     9,081        $    11,008
                                               =============    ============       ============       ============       ===========
Basic earnings per share before cumulative
 effect of change in accounting principle      $        0.12    $       0.19       $       0.47       $      0.54        $      0.61
Cumulative effect of change in accounting                                                 (0.19)
 principle                                                 -               -                              -                  -
                                               -------------    ------------       ------------       ------------       -----------
Basic earnings per share                       $        0.12    $       0.19       $       0.28       $      0.54        $      0.61
                                               =============    ============       ============       ============       ===========
Diluted earnings per share before
 cumulative effect of change in
 accounting principle                          $        0.12    $       0.19       $       0.45       $      0.52        $      0.57
Cumulative effect of change in accounting
 principle                                                 -               -              (0.18)                -                  -
                                               -------------    ------------       ------------       ------------       -----------
Diluted earnings per share                     $        0.12    $       0.19       $       0.27       $       0.52       $      0.57
                                               =============    ============       ============       ============       ===========
Weighted average shares outstanding:
     Basic                                        14,692,225      15,272,264         15,910,138        16,665,116         17,919,868
                                               =============    ============       ============       ============       ===========
     Diluted                                      14,726,131      15,774,719         16,624,789        17,481,403         19,215,061
                                               =============    ============       ============       ============       ===========
BALANCE SHEET DATA:
Working capital                                $      12,855    $     14,359       $     18,758       $    15,453        $    18,735
Total assets                                          55,003          48,194             42,155            35,161             38,479
Long-term debt                                         1,064           1,038              1,087             1,204              1,373
Total liabilities                                     34,635          28,517             20,319            13,907             13,363
Stockholders' equity                                  20,368          19,677             21,836            21,254             25,116

REVENUES, MARGIN AND EARNINGS BY QUARTER
(Unaudited and in thousands except per share information):

On October 24, 2001, the Company changed its fiscal year end from the last day of February to December 31, effective beginning December 31, 2001.

TWELVE MONTHS ENDED DECEMBER 31, 2002

                                    FIRST       SECOND      THIRD      FOURTH
                                   QUARTER     QUARTER     QUARTER     QUARTER
                                  ---------   ---------   ---------   ---------
Revenues                          $  27,400   $  30,419   $  31,087   $  27,520
Gross margin                         13,400      14,809      14,671      13,988
Net income                               84          28         813         904
Basic earnings per share          $    0.01   $       -   $    0.06   $    0.06
Diluted earnings per share        $    0.01   $       -   $    0.06   $    0.06

TEN MONTHS ENDED DECEMBER 31, 2001

                                    FIRST      SECOND       THIRD      MONTH OF
                                   QUARTER     QUARTER     QUARTER     DECEMBER
                                  ---------   ---------   ---------   ---------
Revenues                          $  24,547   $  25,408   $  26,940   $   7,484
Gross margin                         12,242      12,536      14,029       3,307
Net income (loss)                     2,199       1,965         155      (1,364)
Basic earnings (loss) per share   $    0.14   $    0.13   $    0.01   $   (0.09)
Diluted earnings (loss) per share $    0.14   $    0.12   $    0.01   $   (0.09)

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes included within Item 8.

OVERVIEW

LoJack develops and markets the LoJack System, a unique, patented system designed to assist law enforcement personnel in locating, tracking and recovering stolen vehicles. Beginning in 2002, the Company introduced LoJack Early Warning, a new product building on the Company's stolen vehicle recovery technology, that provides early notification to a vehicle owner in the event an unauthorized user is operating the vehicle. In addition, LoJack developed and markets a product line of its patented LoJack System designated for use in international markets where it may not be practicable or desirable to implement the fully integrated LoJack System.

The Company's revenues in the United States are derived primarily from the sale of LoJack Units and related products, alarms, LoJack Early Warning and extended warranties to consumers. Approximately 90% of domestic sales are made through a distribution network consisting of dealers of new and used automobiles. The Company has strong consumer brand awareness in the United States, originally built in the cars and light trucks market, and is continuing to expand its brand awareness to the commercial fleet and construction markets.

The Company also derives revenues from license fees, sales of product and royalties pursuant to agreements to license the use of the Company's stolen vehicle recovery system technology in over 26 international markets. Revenues from the International segment comprised approximately 17% of consolidated revenues for the year ended December 31, 2002. In connection with this international expansion, the Company modified its stolen vehicle recovery technology to have the flexibility of operating independently of existing law enforcement communication networks.

During the fourth quarter of fiscal year ended December 31, 2002, the Company introduced LoJack Early Warning in its Northeastern markets in the United States, and launched the product in all domestic markets in January 2003. Revenues from the sale of LoJack Early Warning are recognized over a period of the estimated life of vehicle ownership, generally five years. While the Company showed minimal revenues in 2002 as a result of this product, the Company expects that this product will contribute more significant revenues in 2003 and will result in increased sales of the LoJack Unit.

On October 24, 2001, the Company's Board of Directors approved a change in the Company's fiscal year end from the last day of February to December 31, effective beginning December 31, 2001. All references to the period ended December 31, 2001 refer to the ten-month transition period ended December 31, 2001.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements include the accounts of LoJack and its wholly owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Management is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The actual results could differ from those estimates. The Company's accounting policies are fully described in Note 1 to the consolidated financial statements included herein at Item 8. A "critical accounting policy" is one that is both important to the portrayal of the Company's financial condition and results of operations and requires Management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The significant accounting policies, which the Company believes to be the most critical in understanding and evaluating the Company's reported financial position and results of operations, include:

Revenue Recognition and Deferred Revenue. The Company earns revenues primarily from the domestic sale and installation of LoJack Units and LoJack Early Warning, international license fees, sales of products and components to international licensees and from extended and enhanced warranty programs.

The Company recognizes revenue on sales of domestic LoJack Units and most related products upon installation. Revenues relating to the sale of LoJack Early Warning are recognized over a period of the estimated life of vehicle ownership, which third party market research indicates is approximately five years. If the estimated life of vehicle ownership proves to vary materially from the estimates used by the Company, the Company would be required to change its estimates, which could result in material differences in the amount of revenue recognized in any given period. Historically, there have not been any changes to Management's five-year estimate. Management believes the likelihood of material changes to the average estimated life of vehicle ownership is remote.

Revenues from international license fees are recognized ratably over the initial term of the license, typically ten years. Revenues from the sales of products and components of the LoJack System to international licensees are recognized upon shipment to the licensee or, if later, when payment becomes reasonably assured. As of December 31, 2002 and 2001, the Company deferred revenue recognition of approximately $1,053,000 and $1,498,000, respectively, in product shipments to international licensees. Revenue on these shipments is recognized as payment becomes reasonably assured.

The Company warrants to consumers that the LoJack Unit and related products including the LoJack Starter Disabler, Alarm System, Shock Sensor and LoJack Early Warning will be free from defects in material or workmanship for a period of two years. The Company also warrants to purchasers of LoJack Units that if their LoJack equipped vehicle is stolen in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time that the theft is reported to the police, the Company will pay the consumer an amount equal to the full purchase price of the LoJack Unit up to a maximum of $695 (up to $895 if the consumer purchased LoJack Early Warning). The actual warranty expense is partially contingent upon the percentage of consumer vehicles not recovered. Historically, LoJack technology has proven to be successful with a consistently high 90% recovery rate since the product was introduced in 1986. If the actual recovery rates were to decline significantly, adverse differences relating to the amount of warranty costs to be accrued could result. Historically, the Company's warranty claims have been within the range of Management's estimates and recorded warranty reserves.

The Company sells several types of contractual extended warranty products. Effective January 1, 2002, for those warranty products to which a third party, and not the Company, is the primary obligor, the Company recognizes payments for these insurance contracts, net of related costs, in revenues at the time of sale. Revenues related to extended warranties aggregated approximately $875,000 for the year ended December 31, 2002. If laws of jurisdictions change so that the Company is determined to be the primary obligor, revenues may have to be deferred under such circumstances. Management believes that if these jurisdictional changes occur, reported revenues could be adversely impacted.

For those warranty products for which the Company is the primary obligor, revenues are deferred and recognized over the estimated term of the warranties, determined to be equivalent to the estimated life of vehicle ownership, which is five years. Such revenues earned from extended warranties previously deferred aggregated approximately $2,877,000 for the year ended December 31, 2002. If the estimated life of vehicle ownership significantly varies from the estimates used by the Company, material differences in the amount of revenue recognized in any given period could result. Incremental costs directly related to the provision of such warranties are deferred and charged to expense proportionately as the revenues are recognized. Any remaining warranty costs relating to actual claims made are recognized when incurred.

Accounts Receivable. Domestic accounts receivable are due principally from automobile dealers that are geographically dispersed. If the creditworthiness or the financial strength of the Company's customers were to decline, there could be an adverse effect on the Company's operating results and cash flows. The Company generally sells products and components of the LoJack System to foreign licensees through cash prepayments, letters of credit, purchased export insurance or established payment terms. Should geopolitical situations change in the countries where the Company's foreign licensees operate, there could be additional credit risks. As of December 31, 2002, $7,005,000 or 37% of net accounts receivable were due from foreign licensees. Management makes estimates of the collectibility of accounts receivable based upon historic experience, customer credit worthiness and current economic trends. Historically, Management's estimates have been consistent with actual losses incurred. Bad debt expense totaled $889,000 for the year ended December 31, 2002.

Research and Development. Costs for research and development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. Total research and development expenses totaled $2,291,000, $2,634,000 and $1,200,000 for the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001, respectively. A substantial portion of the Company's research and development efforts have been outsourced to third parties. The contracts with third parties require payments based upon completion of defined milestones. Because these milestones and the rate of achievement are unpredictable, the Company's recorded research and development expenses may vary significantly from period to period. Such variability can have a significant impact on our operations and cash flows. Expenses related to milestone achievements amounted to $85,000, $1,071,000 and $392,000 for the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001, respectively. Future expected attainment of existing milestones could result in expenses of approximately $710,000. Milestone deliverables are scheduled to be due within the next 18 months.

Valuation of cost investments. The Company has made investments in certain foreign licensees, including its French and Argentine licensees and, in March 2003, its Mexican licensee. These investments to date have resulted in ownership of 12.5% or less of any one licensee, resulting in accounting for these investments using the cost method of accounting. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. The carrying value of these investments are periodically reviewed. Based upon projections of anticipated future cash flows, market conditions, legal factors and operational performance, Management has concluded that there are no impairments to the fair value of these investments that should be viewed as other than temporary. The Company has not recorded any gains or losses on these investments through December 31, 2002. While Management believes that its estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in operating in these foreign markets could materially affect the Company's evaluations and result in impairment charges against the carrying value of these investments. As of December 31, 2002, total investments in the Company's foreign licensees, accounted for on the cost basis, amounted to $1,389,000.

RESULTS OF OPERATIONS

In October 2001, the Company announced that it had changed its fiscal year end from the end of February to December 31, effective December 31, 2001. The financial statements reflect the balance sheets as of December 31, 2002 and December 31, 2001 and the related statements of income, stockholders' equity and cash flows for the fiscal year ended December 31, 2002, the ten months ended December 31, 2001, and the year ended February 28, 2001. Unaudited financial information for the comparable twelve-month period ended December 31, 2001 and the ten-month period ended December 31, 2000 are presented in the tables below and include any adjustments (consisting of normal, recurring adjustments), which are, in the opinion of Management, necessary for a fair presentation. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company believes that these statements and comparisons provide a more meaningful analysis.

(in thousands, except per share amounts)

                                        TWELVE MONTHS          AS A           TWELVE MONTHS          AS A
                                            ENDED           PERCENT OF            ENDED            PERCENT OF
                                      DECEMBER 31, 2002      REVENUES        DECEMBER 31, 2001      REVENUES
                                      -----------------  ----------------    -----------------  ----------------
                                                                                (UNAUDITED)
Revenues                              $         116,426             100.0%   $          99,860             100.0%
Cost of goods sold                               59,558              51.2%              50,727              50.8%
                                      -----------------  ----------------    -----------------  ----------------
Gross margin                                     56,868              48.8%              49,133              49.2%
                                      -----------------  ----------------    -----------------  ----------------
Costs and expenses:
Research and development                          2,291               2.0%               2,796               2.8%
Sales and marketing                              34,924              30.0%              26,381              26.4%
General and administrative                       14,540              12.5%              13,920              13.9%
Depreciation and amortization                     2,292               2.0%               1,979               2.0%
                                      -----------------  ----------------    -----------------  ----------------
   Total                                         54,047              46.4%              45,076              45.2%
Operating income                                  2,821               2.4%               4,057               4.1%
                                      -----------------  ----------------    -----------------  ----------------
Other income:                                       178               0.2%                 216               0.2%
                                      -----------------  ----------------    -----------------  ----------------
Income before provision
 for income taxes                                 2,999               2.6%               4,273               4.2%
Provision for income taxes                        1,170               1.0%               1,581               1.6%
                                      -----------------  ----------------    -----------------  ----------------
Net income                            $           1,829               1.6%   $           2,692               2.7%
                                      =================  ================    =================  ================
                                      -----------------                      -----------------
Basic earnings per share:             $            0.12                      $            0.18
                                      =================                      =================
                                      -----------------                      -----------------
Diluted earnings per share:           $            0.12                      $            0.17
                                      =================                      =================
Weighted average shares:
  Basic                                      14,692,225                             15,272,264
                                      =================                      =================
  Diluted                                    14,726,131                             15,774,719
                                      =================                      =================

(in thousands, except per share amounts)

                                                   TEN MONTHS          AS A          TEN MONTHS           AS A
                                                     ENDED          PERCENT OF         ENDED           PERCENT OF
                                               DECEMBER 31, 2001     REVENUES     DECEMBER 31, 2000     REVENUES
                                               -----------------    ----------    -----------------    ----------
                                                                                     (UNAUDITED)
Revenues                                       $          84,379         100.0%   $          80,369         100.0%
Cost of goods sold                                        42,267          50.1%              39,080          48.6%
                                               -----------------    ----------    -----------------    ----------
Gross margin                                              42,112          49.9%              41,289          51.4%
                                               -----------------    ----------    -----------------    ----------
Costs and expenses:
Research and development                                   2,634           3.1%                 911           1.1%
Sales and marketing                                       22,783          27.0%              18,315          22.8%
General and administrative                                10,531          12.5%               8,726          10.9%
Depreciation and amortization                              1,604           1.9%               1,494           1.9%
                                               -----------------    ----------    -----------------    ----------
   Total                                                  37,552          44.5%              29,446          36.7%
Operating income                                           4,560           5.4%              11,843          14.7%
                                               -----------------    ----------    -----------------    ----------
Other income:                                                130           0.2%                 442           0.5%
                                               -----------------    ----------    -----------------    ----------
Income before provision for income taxes                   4,690           5.6%              12,285          15.2%
Provision for income taxes                                 1,735           2.1%               4,546           5.7%
                                               -----------------    ----------    -----------------    ----------
Income before cumulative effect of change
 in accounting principle                                   2,955           3.5%               7,739           9.5%
Cumulative effect of change
                                                               -                             (2,978)
                                               -----------------    ----------    -----------------    ----------
Net income                                     $           2,955           3.5%   $           4,761           5.9%
                                               =================    ==========    =================    ==========
Basic earnings (loss) per share:
Before cumulative effect of change             $            0.19                  $            0.49
Cumulative effect of change                                    -                              (0.19)
                                               -----------------                  -----------------
After cumulative effect of change              $            0.19                  $            0.30
                                               =================                  =================
Diluted earnings (loss) per share:
Before cumulative effect of change             $            0.19                  $            0.47
Cumulative effect of change                                    -                              (0.18)
                                               -----------------                  -----------------
After cumulative effect of change              $            0.19                  $            0.29
                                               =================                  =================
Weighted average shares:
   Basic                                              15,272,264                         15,915,662
                                               =================                  =================
   Diluted                                            15,774,719                         16,626,290
                                               =================                  =================

YEAR ENDED DECEMBER 31, 2002 VS. DECEMBER 31, 2001

Revenues increased by $16,566,000, or 17%, to $116,426,000 for the year ended December 31, 2002, from $99,860,000 for the same period a year ago. Domestic revenues increased by $13,901,000 or 17%, to $96,405,000 during the year ended December 31, 2002, as compared to $82,504,000 for the prior period. International revenues from product sales and licensing fees increased by $2,665,000, or 15%, for the year ended December 31, 2002, to $20,021,000 from
$17,356,000 in the prior period.

The increase in domestic revenues reflects LoJack Unit volume increases of 18% for the twelve-month period ended December 31, 2002 as compared to the same period a year ago. The increase in unit sales, which Management believes is primarily attributable to the Company's investments in marketing, advertising and sales initiatives, is partially offset by $1,162,000 in higher volume pricing discounts earned by larger customers in 2002 as compared to the same period in 2001. In addition, revenues from sales of other automobile security products increased by $533,000 to $7,676,000 for the year ended December 31, 2002, from $7,143,000 in the same period a year ago.

The increase in international revenues was primarily the result of an increase of approximately $3,964,000 in sales of the international version of the LoJack Unit and related products and components primarily to France, Puerto Rico and Mexico, as those markets continue to expand. These increases are partially offset by reduced product sales of $1,154,000 to the Company's South African licensee for the year ended December 31, 2002, due to lower demand from that licensee in 2002. As of December 31, 2002, the Company deferred revenues of $1,053,000 of shipments to certain licensees; the Company will recognize this revenue in future periods as collectibility becomes reasonably assured.

Cost of goods sold for the year ended December 31, 2002, remained at 51% as compared to the same period a year ago. Domestically, cost of goods sold was 50% of related revenues for the year ended December 31, 2002, compared to 49% for the same period a year earlier. This increase is primarily due to a decrease in average revenue per unit partially offset by increased efficiencies in the overall installed cost of the product. International cost of goods sold decreased to 55% of related revenues for the year ended December 31, 2002, from 61% a year earlier. The decrease in international cost of goods sold is primarily due to favorable volume variable pricing and other vendor rebates, as well as lower inventory write-offs than in the prior year.

Research and development expense decreased by $505,000 to $2,291,000 for the year ended December 31, 2002 from $2,796,000 in the same period a year ago. Development milestone payments to third parties were $85,000 in 2002 compared to $1,071,000 in 2001, resulting in a decrease of $986,000. Additionally, $408,000 of costs relating to beta test units received in 2001 were expensed in that period. There were no similar expenses for the year ended December 31, 2002. These decreases were partially offset by additional testing component costs and equipment depreciation of $379,000 and additional personnel costs of $532,000 incurred in the year ended December 31, 2002, as compared to the same period a year earlier as the Company continued to prepare for future growth. The Company continues to participate in research and development efforts regarding both improvements and modifications to the LoJack Unit and LoJack System components as well as new products. Because milestones and the rate of achievement are unpredictable, the Company's recorded research and development expenses may vary significantly from period to period. Such variability can have a significant impact on our operations and cash flows. Future attainment of existing milestones could result in recorded expenses of approximately $710,000. Milestone deliverables are scheduled to be due within the next 18 months.

Sales and marketing expense increased by $8,542,000, to $34,924,000 in the year ended December 31, 2002 from $26,381,000 for the same period a year ago. The incremental spending in sales and marketing expense includes $3,730,000 in sales and marketing salaries and benefits in support of the Company's strategic business plan for growth, $5,740,000 in increased advertising and other marketing costs and $380,000 of additional call center expenses to improve customer service. The increases are partially offset by a reduction in bad debt expense of $787,000, relating mainly to the Company's licensee located in Argentina, during the year ended December 31, 2002 as compared to December 31, 2001, as well as lower sales program incentive spending of $785,000 during the year ended December 31, 2002 as compared to December 31, 2001. The Company expects to keep sales and marketing spending in 2003 consistent with the dollars spent in 2002.

General and administrative expense increased by $620,000 to $14,540,000 for the year ended December 31, 2002 from $13,920,000 for the same period in the prior year. The increase was primarily due to increased professional fees of $1,588,000 related primarily to the establishment of new international markets and alternative domestic distribution partners as well as professional advisory services in support of compliance and tax matters. The increase also includes additional expenses necessary to support future growth including $343,000 of rent, telephone and related overhead costs and $233,000 of staffing costs. The increases were partially offset by a severance and retirement charge of $1,513,000 recorded in February 2001 related to a management reorganization.

Other income-net decreased by $38,000 from $216,000 in the year ended December 31, 2001 to $178,000 for the year ended December 31, 2002. The decrease is mainly due to lower interest income of $216,000 due to lower interest rates and lower cash balances available for investment, offset by higher gains of $144,000 on fully depreciated installation vehicles sold in the normal course of business and a reduction of interest expense of $37,000 due to lower interest rates related to capitalized vehicle leases entered into during the year.

The provision for income taxes decreased by $411,000 to $1,170,000 for the twelve-month period ended December 31, 2002, from $1,581,000 for the same period a year ago as the result of the decrease of $1,274,000 in related taxable income partially offset by an increase in the Company's effective tax rate from 37% in the year ended December 31, 2001 to 39% for the year ended December 31, 2002. The increase in the effective tax rate is primarily a result of the effect of permanent differences between book and tax income, which had a more significant impact on the rate due to the comparatively lower pre-tax income.

As a result of the foregoing, net income decreased by $863,000 to $1,829,000 during the year ended December 31, 2002 from $2,692,000 for the same twelve-month period in the prior year.

TEN MONTHS ENDED DECEMBER 31, 2001 VS. TEN MONTHS ENDED DECEMBER 31, 2000

Revenues increased by $4,010,000, or 5%, to $84,379,000 for the ten-month transition period ended December 31, 2001 from $80,369,000 for the comparable ten-month period a year ago. Domestic revenues increased by $1,462,000 or 2%, to $70,226,000 during the ten months ended December 31, 2001 as compared to $68,764,000 for the comparable ten-month period in the prior year. International revenues from product sales and licensing fees increased by $2,548,000, or 22%, for the transition period to $14,153,000 from $11,605,000 in the ten-month period in the prior year.

The increase in domestic revenues of 2% or $1,462,000 reflect LoJack Unit volume increases of 4% or $2,401,000 for the ten-month period offset by $1,256,000 relating to standard volume variable pricing discounts earned by larger customers. For the period of March 2001 - September 2001, units decreased by 5% while during the period of October 2001 - December 2001, units increased by 27% as compared to the comparable periods in the prior year. The increase in units realized in the last three months of the year, is primarily due to the Company's investments in marketing, advertising and sales initiatives during that same period. In addition, revenues from sales of other automobile security products increased by $330,000 from $5,726,000 in the ten months ended December 31, 2001 to $5,396,000 in the comparable period a year ago.

The increase in international revenues of $2,548,000 was primarily the result of an increase of approximately $3,273,000 on sales of the international version of the LoJack Unit and related products primarily to Colombia, Ecuador, Mexico and South Africa as those markets became more mature. These increases are partially offset by a decrease of approximately $693,000 in recognized revenue of product shipments to Argentina from the comparable period a year ago. As of December 31, 2001, the Company deferred revenues of $1,498,000 of shipments to its Argentine licensee due to uncertainties in that country's economic environment. The Company will recognize this revenue in future periods as collectibility of related payments become reasonably assured.

Cost of goods sold for the ten months ended December 31, 2001 increased to 50% of revenues from 49% for the comparable period a year ago. Domestically, cost of goods sold was 48% of related revenues for the ten months ended December 31, 2001, compared to 47% for the comparable period a year earlier. This increase is primarily due to declines in average revenue per LoJack Unit. International cost of goods sold increased to 61% of related revenues for the ten months ended December 31, 2001 from 58% a year earlier. The change in international cost of goods sold is partially a result of two large customers achieving volume based price rebate levels of $348,000 during the period ended December 31, 2001. Additionally, a charge totaling $155,000 was recorded relating to inventory unique to two smaller markets becoming obsolete.

Research and development expense increased by $1,723,000 to $2,634,000 in the ten months ended December 31, 2001 from $911,000 in the ten months ended December 31, 2000, primarily as a result of project milestones met for work related to a redesign of the LoJack Unit of $694,000 in the ten-month period ending December 31, 2001. The remaining increase relates mainly to new product development costs including the receipt of beta test units with a cost of approximately $408,000 and additional development consulting costs of $169,000 and other expensed development costs of $114,000. In addition, approximately $194,000 of product development costs associated with a new feature of the LoJack Unit were capitalized during the ten months ended December 31, 2001, compared to $534,000 in the prior year. The Company continues to participate in research and development efforts regarding both improvements and modifications to the LoJack Unit and LoJack System components as well as new products.

Sales and marketing expense increased by $4,468,000, to $22,783,000 in the ten months ended December 31, 2001 from $18,315,000 for the comparable ten-month period of a year ago. The increase in sales and marketing expense includes $2,197,000 in sales and marketing salaries and benefits in support of the Company's strategic business plan for growth, $696,000 in increased advertising and other marketing costs, and $272,000 of additional call center expenses to improve customer service. The increase is also due to $1,275,000 of international bad debt reserves primarily relating to the Company's licensee located in Argentina, a country experiencing economic uncertainties.

General and administrative expense increased by $1,805,000 to $10,531,000 in the transition period from $8,726,000 for the comparable period in the prior year. The increase is comprised of $781,000 of increased legal and accounting fees necessary for the expansion to international markets and professional advisory services in support of compliance and tax matters. The increase also included additional expenses necessary to support future growth including $548,000 of rent, telephone and related overhead costs and $414,000 of staffing costs.

Other income-net decreased by $312,000 from $442,000 in the ten months ended December 31, 2000 to $130,000 for the ten months ended December 31, 2001. The decrease is mainly due to lower interest income of $264,000 due to lower interest rates and lower cash balances available for investment as well as lower gains amounting to $122,000 on fully depreciated installation vehicles sold in the normal course of business. These decreases are partially offset by a reduction of interest expense of $71,000 due to lower interest rates related to capitalized vehicle leases entered in to during the year.

The provision for income taxes decreased by $2,811,000 to $1,735,000 for the ten-month period ended December 31, 2001 from $4,546,000 for the comparable period a year ago as the result of the decrease in related taxable income. The Company's effective tax rate remained at 37% during both periods.

As described in note 1 of the notes to consolidated financial statements, the Company adopted the Commission Staff Accounting Bulletin No. 101, effective March 1, 2000, and changed its revenue recognition policy for international license fees, recording a non-cash charge of $2,978,000, or ($0.18) per diluted share, net of a $1,904,000 tax benefit, to reflect the cumulative effect on prior years.

As a result of the foregoing, net income decreased by $1,806,000 to $2,955,000 during the transition period from $4,761,000 for the comparable ten-month period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's strategic plan for the operation of its stolen vehicle recovery network in the United States is to increase penetration in the existing automotive channel, expand the construction trade channel, open additional complimentary channels of distribution and continue to expand the use of its technology to those domestic and international markets where the combination of new vehicle sales, population density and the incidence of vehicle theft is high. The Company's strategic plan for growth also includes the launch of new products, increasing penetration in existing international markets, as well as the continued re-engineering of the LoJack Unit to take advantage of leading edge RF (Radio Frequency) technology. In certain circumstances, the Company has made direct strategic investments in international licensee operations to leverage its close relationships with its partners, to better understand the business models of its licensees, to develop a global technology roadmap and to expand unit sales. These initiatives require substantial investments of capital and operating resources. In March 2003, the Company converted an existing receivable balance from its Mexican licensee of $1,502,000 into a 12.5% equity investment. In addition, in March 2003 the Company converted an existing receivable balance of approximately $306,000 from its French licensee plus 60,000 Euros into a convertible debenture at a conversion ratio to be determined with reference to the price paid by future third party investors. The Company expects to make additional equity investments amounting to approximately $200,000 to $700,000 in its foreign licensees in 2003.

The Company plans to fund these investments as well as capital expenditures using existing cash, cash flows from operations or the existing line of credit discussed below. The Company estimates that capital expenditures in 2003 will be approximately $3,800,000, principally for on-going capital requirements.

The Company finances its capital and operating needs through cash flow from operations. This liquidity is contingent on continued customer demand for its products and services, and continuing the existing relationships with international licensees and with certain law enforcement agencies. The Company expects to continue its ongoing relationship with law enforcement agencies, believes it will be able to keep pace with required technological change in its products, and that its sales and marketing initiatives will continue to drive customer demand.

The Company maintains a line-of-credit that provides for unsecured borrowings up to a maximum of $10,000,000 and expires in June 2005. Outstanding borrowings under the new line-of-credit facility bear annual interest, payable monthly, at the bank's base rate (4.25% at December 31, 2002), or if converted at the option of the Company, based upon the London Interbank Offered Rate ("LIBOR") plus 200 basis points (3.38% at December 31, 2002). No borrowings were outstanding under the line-of-credit as of December 31, 2002; however, a $250,000 irrevocable letter of credit was established for a vendor in November 2002. The $250,000 letter of credit reduces the available borrowings on the line-of-credit.

The line-of-credit facility generally contains limitations on indebtedness, certain investments in equity securities and entity acquisitions; requires lender's approval of mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, the Company is required to maintain certain financial performance measures including debt service coverage, a maximum ratio of total liabilities to tangible net worth and a minimum current ratio. The payment of dividends and repurchase of the Company's common stock is permitted under the line-of-credit facility and is limited only to the extent such payments affect the Company's ability to meet certain financial performance measures thereunder. Failure to maintain compliance with covenants could impair the availability of the facility.

Cash and equivalents as of December 31, 2002 decreased by $4,522,000 during the year ended December 31, 2002. The overall decrease is the result of cash provided by operating activities of $2,545,000 offset by cash used for investing activities of $3,096,000 and cash used for financing activities of $3,971,000.

Net cash provided by operating activities for the year ended December 31, 2002 was $2,545,000 as compared to $9,791,000 for the year ended December 31, 2001. This decrease of $7,246,000 is primarily due to (i) the Company's lower current year net income, (ii) increases in accounts receivable, inventories and prepaid expenses, (iii) reduction in customer deposits and (iv) inventory advanced to the Company's Mexican licensee. The increases in accounts receivable and inventory reflect the growth in volumes in 2002, while the $2,081,000 increase in prepaid and other assets relates primarily to receivables from vendors for rebates. Cash flows in 2001 were enhanced by customer deposits totaling $1,635,000, while during 2002, product was shipped against these advances. During 2002, the Company advanced $1,156,000 in inventory to the Mexican licensee. In March 2003, the related receivable balance of $1,502,000 was converted to a 12.5% equity investment.

Net cash used for investing activities for the year ended December 31, 2002 decreased to $3,096,000 from $4,924,000, or by $1,868,000, as compared to the ten months ended December 31, 2001. This decrease in cash used is primarily related to lower leasehold improvements made in 2002 as compared to 2001, when the company moved its corporate headquarters to its current Westwood, Massachusetts location. Additionally, cash used in investing activities in 2001 included $866,000 used to fund a 7.5% equity investment the Company made in its French licensee. The Company expects to make additional investments in its foreign licensees in the final three quarters of 2003 totaling $200,000 - $700,000. The Company expects capital expenditures in 2003 to amount to approximately $3,800,000.

Net cash used for financing activities for the year ended December 31, 2002 decreased to $3,971,000 from $6,967,000, or by $2,996,000, as compared to the ten months ended December 31, 2001. The decrease is primarily attributable to a decrease of $2,207,000 in repurchases of the Company's common stock. The Company voluntarily suspended purchases under its stock repurchase plan after the first quarter of 2002. Financing activities in 2002 were positively impacted by a net increase of $901,000 from the exercise of stock options in 2002 compared to 2001 and $258,000 received from the issuance of the Company's common stock under it's newly approved Employee Stock Purchase Plan.

Through December 2002, the Company's Board of Directors authorized a stock repurchase program, which, as amended provided for the repurchase of up to 9,200,000 common shares. As of December 31, 2002, the Company had repurchased 8,663,034 shares for a total of $78,702,000. The Company may continue its activities under the stock repurchase program in 2003 depending on existing share prices, alternative investment opportunities and available cash balances.

The Company has substantial fixed contractual obligations under various capital and operating lease agreements, severance arrangements, non-cancelable inventory purchase commitments and engineering expenditures if project milestones are met. Management believes the attainment of the project milestones over the next 18 months is reasonably possible and estimable and such estimates have been included in the table below. Contractual obligations and commercial commitments existing at December 31, 2002 were as follows:

                                                                      Payments Due by Period
                                                 -----------------------------------------------------------------
                                                                    Less than
                                                     Total           One Year        1-3 Years        4-5 Years
                                                 --------------   --------------   --------------   --------------
Capital lease obligations including interest     $    2,712,000   $    1,613,000   $    1,099,000   $            -
Operating leases                                      9,504,000        2,560,000        6,325,000          619,000
Severance arrangements                                  762,000          254,000          508,000                -
Purchase commitments and milestone payments           9,593,000        9,223,000          370,000                -
Letter of credit                                        250,000          250,000                -                -
                                                 --------------   --------------   --------------   --------------
               Total                             $   22,821,000   $   13,900,000   $    8,302,000   $      619,000
                                                 ==============   ==============   ==============   ==============

OTHER INFORMATION

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF Issue No. 00-21"). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe that EITF Issue No. 00-21 will have a significant impact on the Company's results of operations or financial condition.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" - an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 have been implemented in notes 1 and 5 to the consolidated financial statements and the interim reporting requirements will be adopted in the first quarter of 2003.

CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information, which involves risk and uncertainty. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's objectives and plans for future operations and products and the Company's expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to:

The Company depends on its principal products and market acceptance of them. The Company currently derives most of its revenues from sales of LoJack Units and related products and the licensing of the LoJack System and sale of related products to licensees in foreign countries. The Company also derives a portion of its revenues from sales of conventional vehicle security devices and the sale of warranties. As a result, any factor adversely affecting sales of the Company's principal products would have an adverse effect on the Company.

The Company's success is also heavily dependent upon acceptance of its current and future products in new markets. There is no assurance that the LoJack System will continue to achieve widespread consumer acceptance in all of the Company's existing or future markets.

The Company is affected by changes in economic conditions and new vehicle sales. The Company's products are installed principally in new and used vehicles. While the increase in the sale of its vehicle recovery system was substantially greater than the increase in the sale of new vehicles, any change in general economic conditions resulting in decreased new vehicle sales could adversely affect the Company. Because new car sales are most often a discretionary activity, the Company is unable to accurately predict its sales in future quarters. In any quarter, many factors can affect the Company's revenues. These factors include, but are not limited to, periods of economic slowdown, slowdowns in vehicle production, labor disputes affecting the automobile industry and any change in general economic conditions. If significantly fewer new vehicles are sold, fewer LoJack Units may be installed.

The Company relies on key personnel. The Company's success depends, to a significant degree, upon the efforts and abilities of key technical, marketing, sales and management personnel. The loss of services of one or more of these key employees could have an adverse effect on the Company. In addition, the Company believes that its future success depends in part upon its ability to attract, retain, and motivate qualified personnel necessary for the development of its business. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

The Company is subject to Government regulations and approval. The Company must obtain the approval of law enforcement agencies, as well other governmental agencies, for implementation of the LoJack System before sales of LoJack Units can commence in a given jurisdiction. The approval process may be time consuming and costly. In addition, governmental approval may be terminable by the executive or legislative body in some jurisdictions. Such governmental discretion and regulation may limit the number of potential customers for the Company's services or impede its ability to offer competitive services to the market. The Company's licensees will likely encounter similar or additional regulatory requirements as it expands into foreign markets through its licensees.

The Company depends on proprietary technology. The Company's success is dependent on its proprietary technology. Although the Company seeks to protect its intellectual rights through patents, copyrights, trademarks, trade secrets and license agreements, there can be no assurance that the Company will be able to protect its technology from misappropriation or that competitors will not develop similar technology independently. There can be no assurance that third parties will not assert that the Company's products infringe upon their own patents, copyrights or trade secrets. In addition, the laws of certain foreign countries in which the Company's products are or may be distributed do not protect the Company's products and intellectual rights to the same extent as the laws of the United States.

The Company currently depends on a single supplier for its principal product. Key components of the Company's principal product are currently manufactured to the Company's specifications by a single supplier. Although these key components could be obtained from other suppliers, there can be no assurance that the Company could obtain such components from an alternative supplier without undue cost and expense.

The Company faces competition. Several competitors or potential competitors are marketing or have announced the development of stolen vehicle tracking products, which may be directly competitive with the LoJack System. To the Company's knowledge, competitors have not developed stolen vehicle recovery products compatible with the LoJack System. In addition, the Company is unaware of any competitor who proposes a system capable of being operated or actively monitored exclusively by law enforcement agencies as is the LoJack System. However, there can be no assurance that the Company will be able to compete successfully against existing companies or new entrants to the marketplace. Furthermore, the development by competitors of new or improved products or technologies may render the Company's products or proposed products obsolete or less competitive.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has limited exposure to market risk due to the nature of its financial instruments. The Company's financial instruments at December 31, 2002 consisted of cash and equivalents, accounts receivable, accounts payable, deposits, accrued liabilities, and capital lease obligations. The fair value of these financial instruments as of December 31, 2002, approximated their carrying values.

The Company's interest rate exposure is limited primarily to the effect of interest rate changes on amounts outstanding under its $10,000,000 variable rate line-of-credit facility. An immediate adverse change in market interest rates would not have had any effect on the Company's interest expense for the year ended December 31, 2002, as there were no borrowings outstanding at any time during those periods under its line-of-credit facility.

In addition, the Company does not have any significant foreign currency exposure as most transactions with customers and vendors are denominated in U.S. dollars. In November 2002, the Company entered into an agreement to convert $1,033,000 of its $1,749,000 note receivable from its Argentine licensee to be denominated in Argentina Pesos. As this note is 100% reserved, there is no foreign currency exposure.

In December 2002, the Company established a Brazilian subsidiary; however, operations have not begun. If the Company encounters foreign currency exposure by electing to process purchase and sale transactions in Brazalian Reales, it would manage the related exposure by purchasing forward exchange contracts.

Currently, the Company does not enter into financial instrument transactions for trading or speculative purposes. The Company does not have any interest in a special purpose entity and does not have any material off balance sheet financing transactions.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the related report of the Company's independent public accountants thereon are included in this report at the page indicated.

Report of Independent Public Accountants...............................................................23

Consolidated Balance Sheets as December 31, 2002 and 2001..............................................24

Consolidated Statements of Operations for the year ended December 31, 2002, the ten months ended
        December 31, 2001 and the year ended February 28, 2001.........................................25

Consolidated Statements of Stockholder's Equity for the year ended December 31, 2002, the ten months
        Ended December 31, 2001 and the year ended February 28, 2001...................................26

Consolidated Statements of Cash Flows for the year ended December 31, 2002, the ten months ended
        December 31, 2001 and the year ended February 28, 2001.........................................27

Notes to consolidated financial statements.............................................................28

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of LoJack Corporation:

We have audited the accompanying consolidated balance sheets of LoJack Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2002, the ten-month period ended December 31, 2001 and the year ended February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LoJack Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the year ended December 31, 2002, the ten-month period ended December 31, 2001 and the year ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, during the year ended February 28, 2001, the Company changed its method of accounting for revenue recognition for international license fees in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 15, 2003

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)


ASSETS                                                                                  DECEMBER 31,
                                                                                   2002             2001
CURRENT ASSETS:
  Cash and equivalents ......................................................   $      1,367    $      5,889
  Accounts receivable - Net .................................................         19,152          16,207
  Inventories ...............................................................          7,965           5,865
  Prepaid expenses and other ................................................          3,175             387
  Prepaid income taxes ......................................................            219             141
  Deferred income taxes .....................................................          2,358           1,942
                                                                                ------------    ------------
      Total current assets ..................................................         34,236          30,431

PROPERTY AND EQUIPMENT - Net ................................................         13,404          12,764

DEFERRED INCOME TAXES .......................................................          2,886           2,205

OTHER ASSETS - Net ..........................................................          4,477           2,794
                                                                                ------------    ------------
TOTAL .......................................................................   $     55,033    $     48,194
                                                                                ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of capital lease obligations ..............................   $      1,504    $      1,539
  Accounts payable ..........................................................         10,950           6,689
  Accrued and other liabilities .............................................          1,392           1,288
  Customer deposits .........................................................            794           1,635
  Current portion of deferred revenue .......................................          4,527           3,086
  Accrued compensation ......................................................          2,214           1,835
                                                                                ------------    ------------
      Total current liabilities .............................................         21,381          16,072

ACCRUED COMPENSATION ........................................................            508             747

DEFERRED REVENUE ............................................................         11,682          10,660

CAPITAL LEASE OBLIGATIONS ...................................................          1,064           1,038

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value; 35,000,000 shares authorized; 23,403,675 and
   22,700,281 shares issued at December 31, 2002 and 2001, respectively .....            234             227
  Additional paid-in capital ................................................         63,884          61,530
  Retained earnings .........................................................         34,952          33,123
  Treasury stock, at cost, 8,663,034 and 7,995,840 shares at
   December 31, 2002 and 2001, respectively .................................        (78,702)        (75,203)
                                                                                ------------    ------------
      Total stockholders' equity ............................................         20,368          19,677
                                                                                ------------    ------------
TOTAL .......................................................................   $     55,003    $     48,194
                                                                                ============    ============

See notes to consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

 (in thousands, except share and per share amounts)

                                                                    YEAR ENDED          TEN MONTHS ENDED         YEAR ENDED
                                                                  DECEMBER 31, 2002     DECEMBER 31, 2001     FEBRUARY 28, 2001

REVENUES .....................................................  $            116,426  $             84,379  $             95,850
                                                                --------------------  --------------------  --------------------
COST OF GOODS SOLD:
 Product  and installation costs .............................                57,228                40,874                46,244
 System costs (exclusive of depreciation shown
  separately below) ..........................................                 2,330                 1,393                 1,170
                                                                --------------------  --------------------  --------------------
              Total ..........................................                59,558                42,267                47,414
                                                                --------------------  --------------------  --------------------

GROSS MARGIN .................................................                56,868                42,112                48,436
                                                                --------------------  --------------------  --------------------

COSTS AND EXPENSES:
  Research and development ...................................                 2,291                 2,634                 1,200
  Sales and marketing ........................................                34,924                22,783                21,904
  General and administrative .................................                14,540                10,531                12,114
  Depreciation and amortization ..............................                 2,292                 1,604                 1,869
                                                                --------------------  --------------------  --------------------
              Total ..........................................                54,047                37,552                37,087
                                                                --------------------  --------------------  --------------------

OPERATING INCOME .............................................                 2,821                 4,560                11,349
                                                                --------------------  --------------------  --------------------

OTHER INCOME (EXPENSE):
  Interest expense ...........................................                  (213)                 (200)                 (321)
  Interest income ............................................                   148                   285                   629
  Gain on sale of fixed assets ...............................                   243                    43                   220
  Other income ...............................................                     -                     2                     -
                                                                --------------------  --------------------  --------------------

              Total ..........................................                   178                   130                   528
                                                                --------------------  --------------------  --------------------

INCOME BEFORE PROVISION FOR INCOME TAXES .....................                 2,999                 4,690                11,877

PROVISION FOR INCOME TAXES ...................................                 1,170                 1,735                 4,371
                                                                --------------------  --------------------  --------------------

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
 IN ACCOUNTING PRINCIPLE .....................................                 1,829                 2,955                 7,506

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
 PRINCIPLE, NET OF $1,904 TAX BENEFIT ........................                     -                     -                (2,978)
                                                                --------------------  --------------------  --------------------

NET INCOME ...................................................  $              1,829  $              2,955  $              4,528
                                                                ====================  ====================  ====================
BASIC EARNINGS PER SHARE:

  Before cumulative effect of a change in accounting
   principle .................................................  $               0.12  $               0.19  $               0.47
  Cumulative effect of a change in accounting principle ......                     -                     -                 (0.19)
                                                                --------------------  --------------------  --------------------

  After cumulative effect of a change in accounting
   principle .................................................  $               0.12  $               0.19  $               0.28
                                                                ====================  ====================  ====================

DILIUTED EARNING PER SHARE:

  Before cumulative effect of a change in accounting
   principle .................................................  $               0.12  $               0.19  $               0.45
  Cumulative effect of a change in accounting principle ......                     -                     -                 (0.18)
                                                                --------------------  --------------------  --------------------
  After cumulative effect of a change in accounting
   principle .................................................  $               0.12  $               0.19  $               0.27
                                                                ====================  ====================  ====================
WEIGHTED AVERAGE SHARES:

     BASIC ...................................................            14,692,225            15,272,264            15,910,138
                                                                ====================  ====================  ====================

     DILUTED .................................................            14,726,131            15,774,719            16,624,789
                                                                ====================  ====================  ====================

See notes to consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEAR ENDED DECEMBER 31, 2002, TEN MONTHS ENDED DECEMBER 31, 2001 AND YEAR ENDED FEBRUARY 28, 2001

(in thousands, except share amounts)

                                     COMMON STOCK        ADDITIONAL                         TREASURY STOCK
                              NUMBER OF                    PAID-IN       RETAINED       NUMBER OF
                                SHARES       AMOUNT        CAPITAL       EARNINGS        SHARES        AMOUNT         TOTAL
                              ----------   -----------   -----------   ------------   ------------   -----------   ------------
BALANCE, FEBRUARY 29, 2000    22,474,581   $       224   $    60,688   $     25,640   $  6,393,600   $   (65,299)  $     21,253

Net income                                                                    4,528                                       4,528
Exercise of stock options         42,700             1           212                                                        213
Repurchase of common stock                                                                 545,600        (4,198)        (4,198)
Tax benefit of employee
 stock option exercises                                           40              -              -             -             40
                              ----------   -----------   -----------   ------------   ------------   -----------   ------------
BALANCE, FEBRUARY 28, 2001    22,517,281           225        60,940         30,168      6,939,200       (69,497)        21,836

Net income                                                                    2,955                                       2,955
Exercise of stock options        183,000             2           364                                                        366
Repurchase of common stock                                                               1,056,640        (5,706)        (5,706)
Tax benefit of employee
 stock option exercises                                          226              -              -             -            226
                              ----------   -----------   -----------   ------------   ------------   -----------   ------------

BALANCE, DECEMBER 31, 2001    22,700,281           227        61,530         33,123      7,995,840       (75,203)        19,677

Net income                                                                    1,829                                       1,829
Exercise of stock options        631,900             6         1,261                                                      1,267
Issuance of shares under
 employee stock purchase
 plan                             71,494             1           257                                                        258
Repurchase of common stock                                                                 667,194        (3,499)        (3,499)
Tax benefit of employee
 stock option exercises                                          836              -              -             -            836
                              ----------   -----------   -----------   ------------   ------------   -----------   ------------

BALANCE, DECEMBER 31, 2002    23,403,675   $       234   $    63,884   $     34,952      8,663,034   $   (78,702)  $     20,368
                              ==========   ===========   ===========   ============   ============   ===========   ============

See notes to consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
          (in thousands)

                                                                                 TEN MONTHS
                                                                 YEAR ENDED        ENDED         YEAR ENDED
                                                                DECEMBER 31,    DECEMBER 31,    FEBRUARY 28,
                                                                   2002             2001            2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................        $ 1,829         $ 2,955         $ 4,528

  Adjustments to reconcile net income to net cash provided by operating activities:

      Cumulative effect of change in accounting
       principle .........................................              -               -           2,978
      Deferred revenue recognized ........................         (6,980)         (6,403)         (2,609)
      Deferred revenue additions .........................          9,443           8,879           4,348
      Depreciation and amortization ......................          4,330           3,216           3,929
      Provision for doubtful accounts ....................            889           1,275             242
      Deferred income taxes ..............................         (1,097)         (1,149)           (718)
      Increase (decrease) in cash from changes
       in assets and liabilities:
          Accounts receivable ............................         (4,180)         (4,193)         (1,088)
          Inventories ....................................         (2,100)         (1,273)           (999)
          Prepaid expenses and other .....................         (2,788)             75            (310)
          Prepaid income taxes ...........................            758           1,456             225
          Other assets ...................................            (68)           (423)              2
          Accounts payable ...............................          4,261           4,617            (945)
          Customer deposits ..............................           (841)          1,635               -
          Advances to licensee and related costs .........         (1,156)           (346)              -
          Accrued and other liabilities ..................            245            (530)          1,550
                                                                  -------         -------         -------
            Net cash provided by operating activities ....          2,545           9,791          11,133
                                                                  -------         -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment - net ..........         (2,922)         (3,864)         (2,689)
  Investment in foreign licensee .........................              -            (866)              -
  Expenditures for product development ...................           (174)           (194)           (534)
                                                                  -------         -------         -------
          Net cash used for investing activities .........         (3,096)         (4,924)         (3,223)
                                                                  -------         -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options ..............................          1,267             366             213
  Issuance of shares under employee stock
   purchase plan .........................................            258               -               -
  Repayment of capital lease obligations .................         (1,997)         (1,627)         (1,959)
  Repurchase of common stock .............................         (3,499)         (5,706)         (4,198)
                                                                  -------         -------         -------
          Net cash used for financing activities .........         (3,971)         (6,967)         (5,944)
                                                                  -------         -------         -------

  (DECREASE) INCREASE IN CASH AND EQUIVALENTS ............         (4,522)         (2,100)          1,966

BEGINNING CASH AND EQUIVALENTS ...........................          5,889           7,989           6,023
                                                                  -------         -------         -------

ENDING CASH AND EQUIVALENTS ..............................        $ 1,367         $ 5,889         $ 7,989
                                                                  =======         =======         =======

See notes to consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2002, TEN MONTHS ENDED DECEMBER 31, 2001 AND YEAR ENDED FEBRUARY 28, 2001

1.      THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company - LoJack Corporation and subsidiaries ("LoJack" or the "Company") market and license for use components of the LoJack System and related products, a unique proprietary system for tracking, locating and recovering stolen vehicles. The Company is headquartered in Westwood, Massachusetts and has significant operations throughout the United States and 26 foreign markets.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Fiscal Year - On October 24, 2001, the Company's Board of Directors approved a change in the Company's fiscal year end from the last day of February to December 31, effective beginning December 31, 2001. All references in the financial statements to the period ended December 31, 2001 refer to the ten months ended December 31, 2001 whereas the years ended December 31, 2002 and February 28, 2001 reference twelve-month fiscal periods.

Principles of Consolidation - The consolidated financial statements include the accounts of LoJack and its wholly owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

Use of Estimates - The management of the Company is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto, in order to conform with generally accepted accounting principles. The Company's actual results could differ from these estimates.

Revenue Recognition, Deferred Revenue and Change in Accounting Principle - The Company recognizes revenue on sales of domestic LoJack Units and most related products upon installation. Revenues relating to the sale of the LoJack Early Warning Recovery System ("LoJack Early Warning") are recognized over a period of the estimated life of vehicle ownership, generally five years. Revenues from the sales of products and components of the LoJack System to international licensees are recognized upon shipment to the licensee or, if later, when payment becomes reasonably assured. As of December 31, 2002 and 2001, the Company has deferred revenue recognition of approximately $1,053,000 and $1,498,000 in product shipments to international licensees until payment becomes reasonably assured.

Effective March 1, 2000, the Company changed its method of revenue recognition for international license fees to comply with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). The new method of revenue recognition records the license fee revenue ratably over the initial term of the license, typically ten years. The Company recorded a non-cash charge of approximately $4,883,000 ($2,978,000 net of tax benefit, or ($0.18) per diluted share) to reflect the cumulative effect of this accounting change as of the beginning of the fiscal year ended February 28, 2001. This deferred revenue is recorded as license fee revenue over the remaining term of the licenses. The effect of adopting this revenue recognition policy was to reduce revenues for the fiscal year ended February 28, 2001 by $180,000 and net income by $113,000 or ($0.01) per diluted share before recording the cumulative effect of this change in accounting principle. For the year ended December 31, 2002 and the ten months ended December 31, 2001, the Company recognized $850,000 and $708,000 of revenue and net income of $519,000 or $.04 per diluted share and $446,000 or $.03 per diluted share, respectively that was previously included in the fiscal 2001 cumulative effect adjustment.

The Company offers several types of contractual extended warranty products. Effective January 1, 2002, for those warranty products to which an independent third party insurer, and not the Company, is the primary obligor, the Company recognizes payments for these contracts, net of related costs, in revenues at the time of sale. Such recognized revenues aggregated approximately $875,000 for the year ended December 31, 2002.

For those warranty products to which the Company is the primary obligor, revenues are deferred and recognized over the term of the warranties, determined to be equivalent to the estimated life of vehicle ownership, which is five years. Revenues from extended warranties to be amortized beyond one year are classified as long-term deferred revenue. Such revenues earned from extended warranties previously deferred aggregated approximately $2,877,000, $1,781,000 and $1,703,000 for the year ended December 31, 2002, the ten months ended December 2001 and for the year ended February 28, 2001, respectively. Incremental costs directly related to the provision of such warranties are deferred and charged to expense proportionately as the revenues are recognized. Any remaining warranty costs relating to actual claims made, are recognized when incurred.

Warranty costs - The Company warrants to consumers that the LoJack Unit will be free from defects in material or workmanship for a period of two years from the date of installation. The Company also warrants to purchasers of the LoJack Unit that if the LoJack Unit equipped vehicle is stolen in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time that the theft is reported to the police, the Company will pay the consumer an amount equal to the full purchase price of the LoJack Unit up to a maximum of $695 (up to $895 if the consumer has purchased LoJack Early Warning). Anticipated costs related to this standard product warranty are charged against income at the time of sale of the related product. Warranty costs for the periods ended December 31, 2002 and 2001 and February 28, 2001, were as follows:

                            Balance at   Charges to                 Balance at
                             Beginning   Costs and     Deductions       End
                             Of Period    Expenses                   Of Period
For the year ended:
   December 31, 2002        $  430,000   $  128,000   $ (133,000)   $  425,000
                            ==========   ==========   ===========   ==========
For the ten months ended:
   December 31, 2001        $  459,000   $   67,000   $  (96,000)   $  430,000
                            ==========   ==========   ===========   ==========
For the year ended:
   February 28, 2001        $  484,000   $   98,000   $ (123,000)   $  459,000
                            ==========   ==========   ===========   ==========

Cash and Cash Equivalents - Cash and cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less. Management routinely assesses the financial strength of its depository banks and, as of December 31, 2002, believes it had no significant exposure to credit risks.

Fair Value of Financial Instruments - The Company's financial instruments consist of cash and equivalents, accounts receivable, accounts payable, customer deposits, accrued liabilities and capital lease obligations. The fair value of these financial instruments, at the end of December 31, 2002 and 2001 approximated their carrying value.

Accounts Receivable - The allowance for doubtful accounts was as follows for the periods ended December 31, 2002 and 2001 and February 28, 2001:

                                           ADDITIONS
                             BALANCE AT   CHARGED TO                            BALANCE
                             BEGINNING     COSTS AND     TRANSFERS AND          AT END
DESCRIPTION                  OF PERIOD     EXPENSES      DEDUCTIONS (1)        OF PERIOD
For the year ended:
    December 31, 2002       $ 1,551,000   $   889,000   $    (1,182,000)(3)   $ 1,258,000
                            ===========   ===========   ================   ==============
For the ten months ended:
    December 31, 2001       $   602,000   $ 1,275,000   $      (326,000)      $ 1,551,000(2)
                            ===========   ===========   ================   ==============
For the year ended:
    February 28, 2001       $   630,000   $   242,000   $      (270,000)      $   602,000
                            ===========   ===========   ================   ==============

    (1) Deductions represent net accounts written off.

    (2) Total includes $1,275,000 of international bad debt reserves primarily relating to the Company's licensee located in Argentina, a country experiencing economic uncertainties.

    (3) Total includes the transfer of $1,073,000 from the allowance for doubtful accounts relating to an Argentine receivable balance, which was converted to a note receivable during 2002. In addition, the Company reclassed $677,000 from deferred liabilities for the same Argentine receivable, resulting in the note receivable in the amount of $1,749,000 to be fully reserved at December 31, 2002.

Domestic accounts receivable are principally due from new and used automobile dealers that are geographically dispersed in various states. International accounts receivable are principally due from foreign licensees. When possible, the Company assures payment for its products to foreign licensees through the purchase of export insurance.

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of finished goods, including LoJack Units and other related products and components held for resale.

Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets (three to seven years).

Investments - The Company has made investments in certain foreign licensees. These investments to date have resulted in ownership of 12.5% or less of any one licensee. These investments are accounted for using the cost method of accounting. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other than temporary declines in fair value, distributions of earnings, additional investments made and other ownership changes. The Company has not recorded any gains or losses on these investments through December 31, 2002.

Impairment of Long-lived Assets - The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Software Capitalization - Software development costs of $174,000 in the year ended December 31, 2002, $194,000 in the ten months ended December 2001 and $534,000 in the year ended February 28, 2001 were capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

Income Taxes - The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and tax basis of existing assets and liabilities, using enacted tax rates anticipated to be in effect in the year(s) in which the differences are expected to reverse.

Research and Development - Costs for research and development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. Total research and development expenses totaled $2,291,000, $2,634,000 and $1,200,000 for the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001, respectively. A portion of the Company's research and development efforts have been outsourced to third parties. The contracts with third parties require payments based upon completion of defined milestones. Because these milestones and the level of effort expended by the contractors is not always consistent, the Company's recorded research and development expenses may vary significantly from period to period. Expenses related to milestone achievements amounted to $85,000, $1,071,000 and $392,000 for the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001, respectively.

Accounting for Stock-Based Compensation - The Company accounts for stock-based compensation for employees and directors under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", and has elected the disclosure alternative under SFAS No. 123. No stock-based employee compensation costs are reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had a compensation cost for the Company's stock plans been determined consistent with SFAS No. 123, the Company's net income and basic and diluted net income per share would have been as follows:

                                                               TEN MONTHS
                                                 YEAR ENDED      ENDED         YEAR ENDED
                                                DECEMBER 31,   DECEMBER 31,   FEBRUARY 28,
                                                    2002           2001           2001
     Net income, as reported                    $      1,829   $      2,955   $      4,528

     Less stock based compensation expense
      determined under fair value method
      for all stock options, net of related
      income tax expense                              (1,374)        (1,525)        (1,675)
                                                ------------   ------------   ------------
     Pro forma net income                       $        455   $      1,430   $      2,853
                                                ============   ============   ============
     Earnings per share:
        Basic, as reported                      $       0.12   $       0.19   $       0.28
        Basic, pro forma                        $       0.03   $       0.09   $       0.17
        Diluted, as reported                    $       0.12   $       0.19   $       0.27
        Diluted, pro forma                      $       0.03   $       0.09   $       0.17

Options granted during the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001, respectively, had a weighted average fair value on the date of grant of $2.98, $3.42, and $4.29, respectively. The fair value of options on their grant date was measured using the Black/Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

                                    DECEMBER 31,    DECEMBER 31,    FEBRUARY 28,
                                        2002            2001           2001
Range of risk free interest rates   4.93% - 5.28%   4.57% - 5.39%   5.72% - 6.26%
Expected life of option grants         9 years         9 years        9 years
Range of expected volatility of
 underlying stock                     29% - 39%       35% - 47%      31% - 45%
Dividend yield                            0 %             0 %            0 %

The Black/Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in Management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its stock options.

Earnings Per Share - Basic income per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income per common share reflects the effect of the Company's outstanding stock options (using the treasury stock method), except where such stock options would be antidilutive.

A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

                                            Year Ended       Ten Months Ended        Year Ended
                                         December 31, 2002   December 31, 2001   February 28, 2001
   Weighted average shares for basic            14,692,225          15,272,264          15,910,138
   Dilutive effect of stock options                 33,906             502,455             714,651
                                         -----------------   -----------------   -----------------

   Weighted average shares for diluted          14,726,131          15,774,719          16,624,789
                                         =================   =================   =================

Options to purchase 3,918,295, 3,162,205 and 2,350,105 shares of common stock were outstanding at December 31, 2002, December 31, 2001, and February 28, 2001, respectively, but were not included in the computation of diluted earnings per share, because the options' exercise prices were greater than the average market price of the common share.

Certain Concentrations - The Company has subcontracted with one supplier to manufacture a certain LoJack System component (police tracking computers). The Company has also subcontracted the manufacturing of the LoJack Unit to one vendor. The Company believes that other suppliers have the capability to perform these services, but that changing suppliers may cause delays and additional costs to the Company.

Segment Reporting - The Company has determined that it has two distinct reportable segments: the domestic segment and the international segment. The Company considers these two segments reportable as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company's senior management. Certain general overhead costs have been allocated to each segment based on methods considered to be reasonable by the Company's management. Income taxes have been allocated to each segment using the Company's effective tax rate.

New Accounting Pronouncements - In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF Issue 00-21"). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods after June 15, 2003. The Company does not believe that EITF Issue No. 00-21 will have a significant impact on results of operations or financial condition.

In December 2002, the Financial Accounting Standards Board or FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" - an amendment of FASB Statement No. 123 ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 have been implemented in
Note 1 and the interim reporting requirements will be adopted in the first quarter of 2003.

Supplemental Disclosures of Cash Flow Information - Cash payments for interest aggregated approximately $213,000, $200,000 and $321,000 for the year ended December 31, 2002, the ten months ended December 2001 and for the year ended February 28, 2001, respectively. Cash payments for income taxes for the year ended December 31, 2002, the ten months ended December 2001 and for the year ended February 28, 2001 were approximately $954,000, $1,494,000 and $4,808,000, respectively.

Supplemental Disclosures of Noncash Investing and Financing Activities - Capital lease obligations aggregating approximately $2,097,000, $1,627,000 and $1,831,000, were incurred when the Company entered into lease agreements for new vehicles during the year ended December 31, 2002, the ten months ended December 2001 and the year ended February 28, 2001, respectively. During the ten months ended December 31, 2001, the Company obtained an ownership interest in a foreign licensee valued at $1,389,000, of which $500,000 was a non-cash exchange relating to a partial payment of a license contract fee. There were no such non-cash investing activities in 2002.

Reclassifications - Certain amounts reported in prior years have been reclassified to conform with the current presentation.

2.      PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                          DECEMBER 31,
                                                      2002            2001

   LoJack System components                      $  22,260,000   $  20,772,000
   Equipment, furniture, and fixtures                8,587,000       7,169,000
   Vehicles                                          9,142,000       8,547,000
                                                 -------------   -------------
   Total                                            39,989,000      36,488,000
   Less accumulated depreciation and
    amortization                                   (28,047,000)    (25,643,000)
                                                 -------------   -------------
   Total                                            11,942,000      10,845,000
   LoJack System components not yet in service       1,462,000       1,919,000
                                                 -------------   -------------
   Property and equipment - net                  $  13,404,000   $  12,764,000
                                                 =============   =============

    LoJack System components not yet in service consist primarily of certain components relating to the operation of the LoJack System. Such components at December 31, 2002 are expected to be placed into service during the year ended December 31, 2003.

3.      OTHER ASSETS

Other assets consist of the following:

                                                          DECEMBER 31,
                                                      2002            2001

   Investment in international licensee          $   1,389,000   $   1,389,000
   Long term deferred receivable from licensee       1,502,000               -
   Capitalized and purchased development costs       1,193,000       1,019,000
   Patents (net of amortization of $218,000
    and $157,000)                                      207,000         268,000
   Security deposits                                   138,000         108,000
   Vendor deposits                                      48,000          10,000
                                                 -------------   -------------
   Total other assets                            $   4,477,000   $   2,794,000
                                                 =============   =============

    The long term deferred receivable relates to the conversion of receivable balances from the Company's Mexican licensee.

4.      LINE OF CREDIT AND CAPITAL LEASE OBLIGATIONS

Line-of-Credit - In June 2002, the Company entered into a new line-of-credit facility, which provides for maximum borrowings of $10,000,000 and expires in June 2005. Outstanding borrowings under the new line-of-credit facility bear annual interest, payable monthly, at the bank's base rate (4.25% at December 31, 2002), or if converted at the option of the Company, based upon the LIBOR rate plus 200 basis points (3.38% at December 31, 2002). No borrowings were outstanding under the line-of-credit facility as of December 31, 2002; however, a $250,000 irrevocable letter of credit was established for a vendor in November 2002. The $250,000 letter of credit reduces the available borrowings under the line-of-credit.

The line-of-credit facility generally contains limitations on indebtedness, certain investments in equity securities and entity acquisitions; requires lender's approval of mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, the Company is required to maintain certain financial performance measures including debt service coverage, a minimum ratio of total liabilities to tangible net worth, a minimum current ratio and minimum adjusted earnings before interest, taxes, depreciation and amortization. The payment of dividends and repurchase of the Company's common stock is permitted under the line-of-credit facility and is limited only to the extent such payments affect the Company's ability to meet certain financial performance measures thereunder. Failure to maintain compliance with covenants could impair the availability of the facility.

Capital Lease Obligations - The Company has entered into capital lease arrangements for certain vehicles. The cost of leased vehicles included in property and equipment is approximately $9,142,000 and $8,547,000, and the related accumulated amortization is approximately $5,957,000 and $5,517,000 as of December 31, 2002 and December 31, 2001, respectively. Amortization of such assets is included within product and installation costs in the accompanying consolidated income statements.

At December 31, 2002, scheduled repayment requirements for capital lease obligations are as follows:

2003                                     $    1,613,000
2004                                            923,000
2005                                            176,000
                                         --------------
Total payments                                2,712,000
Less amounts representing interest              144,000
                                         --------------
Total principal                               2,568,000
Less current portion                          1,504,000
                                         --------------
Long-term portion                        $    1,064,000
                                         ==============

5.      STOCKHOLDERS' EQUITY

Common Stock - As of December 31, 2002, the Company has 35,000,000 authorized shares of $.01 par value common stock of which 14,740,641 are issued and outstanding and an additional 4,704,930 shares are reserved for the future issuance and exercise of stock options.

Preferred Stock - The Company has 10,000,000 authorized shares of $.01 par value Preferred Stock. 350,000 shares of Preferred Stock have been designated as Series B Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Series B Preferred Stock"). The Series B Preferred Stock is reserved for issuance pursuant to Series B Preferred Share Purchase Rights (each a "Right") attached to the common. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer and Trust Company, a Rights Agent. There were no shares outstanding at December 31, 2002 and December 31, 2001, and there are no current plans to issue Preferred Stock.

Stock Options - The Company's Incentive Stock Option Plan ("the Option Plan"), as amended, provides for the issuance of incentive stock options to employees, senior management ("Management Options") and non-employee directors ("Directors Options") to purchase an aggregate of 6,374,135 shares of common stock. The incentive options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Options generally become exercisable over periods of two to five years and expire ten years from the date of the grant. Selected information regarding the options under the Option Plan as of December 31, 2002 is as follows:

                                         AUTHORIZED                 AVAILABLE FOR
                                         FOR GRANT    OUTSTANDING   FUTURE GRANT
Management and incentive stock options    6,064,135     3,686,295         732,135
Directors' options                          310,000       232,000          54,500
                                         ----------   -----------   -------------
                                          6,374,135     3,918,295         786,635
                                         ==========   ===========   =============

The following table presents activity of all stock options:

                                        NUMBER OF     WEIGHTED AVERAGE
                                          OPTIONS      EXERCISE PRICE

Outstanding at February 29, 2000          3,660,915   $           7.76
   Granted                                  606,700               7.21
   Exercised                                (42,700)              4.97
   Canceled                                (182,385)              9.32
                                      -------------   ----------------
Outstanding at February 28, 2001          4,042,530               7.67
   Granted                                  496,750               5.85
   Exercised                               (183,000)              2.00
   Canceled                                (216,075)              9.72
                                      -------------   ----------------
Outstanding at December 31, 2001          4,140,205               7.53
   Granted                                  502,900               5.34
   Exercised                               (631,900)              2.01
   Canceled                                 (92,910)              6.43
                                      -------------   ----------------
Outstanding at December 31, 2002          3,918,295   $           8.17
                                      =============   ================

The following table sets forth information regarding options outstanding at December 31, 2002:

                                                                                                 WEIGHTED AVERAGE
                                                          WEIGHTED AVERAGE                      EXERCISE PRICE FOR
     NUMBER OF     RANGE OF EXERCISE   WEIGHTED AVERAGE    REMAINING LIFE    NUMBER CURRENTLY        CURRENTLY
      OPTIONS           PRICES          EXERCISE PRICE        (YEARS)          EXERCISABLE          EXERCISABLE
     1,223,300       $  4.70- 5.90        $     5.37                  3           393,910           $     3.54
     1,508,945          6.88- 8.13              7.64                  4         1,191,945                 7.73
       475,775          9.13-10.25              9.78                  4           475,775                 9.78
       710,275         12.38-15.00             13.04                  4           703,720                13.04
    ------------   -----------------   ----------------   ----------------   ----------------   ------------------
     3,918,295       $ 4.70-$15.00        $     8.17                  4         2,765,350           $     8.84
    ============   =================   ================   ================   ================   ==================

At December 31, 2001 and February 28, 2001, there were 3,010,385 and 2,804,005 options exercisable at weighted average prices of $7.73 and $7.03, respectively. The Company is submitting the 2003 Stock Incentive Plan (the "2003 Plan") to the shareholders for their approval at the annual meeting. If the 2003 Plan is approved, the Company does not intend to issue any further options under the existing Option Plan.

Employee Stock Purchase Plan - In May 2002, the Company's stockholders authorized up to 250,000 shares of common stock to be available for the Company's Employee Stock Purchase Plan. The plan allows eligible employees to purchase the Company's stock at the lower of 85% of the fair market value of the shares on the offering date or the purchase date, which is six months after commencement of the offering date. For the year ended December 31, 2002, 71,494 shares were issued under the plan.

Stock Repurchase Plan - During fiscal 1996, the Company's Board of Directors authorized a stock repurchase plan (the "Repurchase Plan"). The Repurchase Plan, as amended several times since that date, authorizes the Company to purchase up to 9,200,000 shares of its outstanding common stock. Through December 31, 2002, the Company has repurchased 8,663,034 shares for a total of $78,702,000.

6.      INCOME TAXES

The provision (benefit) for income taxes consists of the following for the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001:

                                                  TEN MONTHS
                                   YEAR ENDED       ENDED        YEAR ENDED
                                  DECEMBER 31,   DECEMBER 31,   FEBRUARY 28,
                                      2002           2001           2001
    Current:
        Federal                   $  1,957,000   $  2,271,000   $  4,488,000
        State                          310,000        613,000        601,000
                                  ------------------------------------------
    Total                            2,267,000      2,884,000      5,089,000
                                  ------------------------------------------
    Deferred:
        Federal                       (932,000)      (981,000)      (566,000)
        State                         (165,000)      (168,000)      (152,000)
                                  ------------------------------------------
    Total                           (1,097,000)    (1,149,000)      (718,000)
                                  ------------------------------------------
    Provision for income taxes    $  1,170,000   $  1,735,000   $  4,371,000
                                  ==========================================

The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below:

                                                           TEN MONTHS
                                            YEAR ENDED       ENDED        YEAR ENDED
                                           DECEMBER 31,   DECEMBER 31,   FEBRUARY 28,
                                               2002           2001           2001
    U.S. statutory rate                              35%            35%            35%
    State taxes, net of federal benefit               6              4              4
    Foreign sales corporation                        (6)            (4)            (4)
    Other, net                                        4              2              2
                                           ------------------------------------------
    Effective tax rate                               39%            37%            37%
                                           ==========================================

The tax effects of the items comprising the Company's net deferred tax asset at the end of December 2002 and December 2001 are as follows:

                                                 DECEMBER 31, 2002             DECEMBER 31, 2001
                                           ---------------------------   ----------------------------
                                              CURRENT      LONG-TERM        CURRENT       LONG-TERM
    Deferred tax liabilities:
       Differences between book and tax
        basis of property                  $          -     (2,770,000)  $          -      (2,477,000)
                                           ------------   ------------   ------------   -------------
    Deferred tax liabilities                          -     (2,770,000)             -      (2,477,000)
                                           ------------   ------------   ------------   -------------
    Deferred tax assets:
       Accruals not currently deductible   $    539,000   $    909,000   $    573,000   $     465,000
       Income deferred for book purposes      1,711,000      4,747,000      1,226,000       4,217,000
       Net operating loss carryforwards         108,000              -        143,000               -
                                           ------------   ------------   ------------   -------------
    Deferred tax assets                       2,358,000      5,656,000      1,942,000       4,682,000
                                           ------------   ------------   ------------   -------------
    Net deferred tax assets                $  2,358,000   $  2,886,000   $  1,942,000   $   2,205,000
                                           ============   ============   ============   =============

7.      COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments - The Company leases various facilities and vehicles under operating leases whose terms expire from 2003 to 2008; the facility leases contain renewal options ranging from two to five years.

Minimum annual lease payments as of December 31, 2002 are as follows:

2003                      $   2,560,000
2004                          2,392,000
2005                          2,278,000
2006                          1,655,000
2007 and thereafter             619,000
                          -------------
Total                     $   9,504,000
                          =============

Rental expense under operating leases aggregated approximately $2,370,000, $1,671,000 and $1,507,000, for the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001, respectively.

Severance and Retirement Agreement - In February 2001 the Company recorded a charge to general and administrative expenses of $1,513,000 related to a management reorganization. The expense consisted of severance, which was paid in 2001, and retirement compensation and related benefits, which will be paid through 2006. At December 31, 2002, approximately $720,000 remains in accrued compensation ($212,000 classified as short term and $508,000 as long term).

Purchase Commitments and Milestone Payments - In January 2003, the Company placed purchase orders to fulfill its calendar year 2003 production requirements. The orders include non-cancelable commitments of approximately $9,223,000. The Company is committed to its suppliers for certain engineering expenditures if project milestones are achieved relating to the re-engineering of the LoJack Unit. The expenditures are expected to total approximately $370,000 and are scheduled to be due within the next 18 months.

Contingencies - From time to time, the Company is engaged in certain legal matters arising in the ordinary course of business. In the opinion of Management, the Company has adequate legal defenses or insurance coverage with respect to these actions and believes that the ultimate outcomes will not have a material adverse effect on its financial position.

8.      EMPLOYEE BENEFIT PLAN

The Company has a defined contribution 40l(k) plan covering substantially all full-time employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. The Company matches a percentage of employee contributions on a discretionary basis as determined by the Board of Directors. The Company's Board of Directors elected to match 50% of employee contributions (100% of employee contributions for those with more than five years of service) for the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001, subject to certain limitations. Company contributions become fully vested after five years of continuous service. Company contributions related to the plan were approximately $655,000, $455,000 and $490,000 for the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001, respectively.

9.      EXPORT SALES

Export revenues relate to product sales to, and licensing revenues from licensees in foreign countries. A summary of such revenues is as follows:

                                                          TEN MONTHS
                                          YEAR ENDED        ENDED         YEAR ENDED
                                         DECEMBER 31,    DECEMBER 31,    FEBRUARY 28,
                                             2002            2001            2001
    Export Revenues:
       Europe and Russia                 $  3,087,000    $    974,000    $  1,020,000
       South America                        9,652,000       6,365,000       6,063,000
       Asia                                   182,000         105,000         157,000
       Africa, primarily South Africa       7,100,000       6,709,000       7,957,000
                                         ------------    ------------    ------------
    Total                                $ 20,021,000    $ 14,153,000    $ 15,197,000
                                         ============    ============    ============

10.     SEGMENT INFORMATION

The following tables present information about the Company's operating segments for the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001:

     (in thousands)

                                                         Domestic    International
                                                         Segment        Segment      Consolidated
                                                        ----------   -------------   ------------
     YEAR ENDED DECEMBER 31, 2002

     Revenues                                           $   96,405   $      20,021   $    116,426
     Depreciation and amortization                           4,321               9          4,330
     Segment net income                                       (742)          2,571          1,829
     Capital expenditures (excluding capital leases)         2,859              63          2,922
     Segment assets                                         33,203          21,800         55,003

     TEN MONTHS ENDED DECEMBER 31, 2001

     Revenues                                           $   70,226   $      14,153   $     84,379
     Depreciation and amortization                           3,213               3          3,216
     Segment net income                                      1,913           1,042          2,955
     Capital expenditures (excluding capital leases)         3,864               -          3,864
     Segment assets                                         41,606           6,588         48,194

     YEAR ENDED FEBRUARY, 2001

     Revenues                                           $   80,653   $      15,197   $     95,850
     Depreciation and amortization                           3,925               4          3,929
     Segment net income before change in accounting          4,960           2,546          7,506
     Segment net income (loss) after change in accounting    4,960            (433)         4,527
     Capital expenditures (excluding capital leases)         2,689               -          2,689
     Segment assets                                         38,357           3,798         42,155

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our accountants on accounting and financial disclosure.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Item 1, Business - Executive Officers of the Registrant.

The remainder of the information required by this item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 29, 2003 under the headings "Proposal No. 1 - Election of Directors", "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 29, 2003 under the heading "Executive Compensation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 29, 2003 under the headings "Principal and Management Stockholders" and "Securities Authorized for Issuance Under Equity Compensation Plans."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 29, 2003 under the heading "Certain Relationships and Related Transactions."

ITEM 14 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Within the 90 days prior to the date of this report, Management of the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act ("Exchange Act") Rule 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission (the "Commission") filings.

(b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the Company's evaluation of these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)     Consolidated Financial Statements

                The following financial statements and the report of the independent auditors are included on the page indicated.
                ---------------------------------------------------------
                Independent Auditors' Report Relating to the Consolidated
                 Financial Statements (and notes thereto)                     23
                Consolidated Balance Sheets                                   24
                Consolidated Statements of Income                             25
                Consolidated Statements of Stockholders' Equity               26
                Consolidated Statements of Cash Flows                         27

                Notes to Consolidated Financial Statements                    28

        (b)     Reports on Form 8-K:
                None

        (c)     Exhibits

                Certain of the exhibits listed hereunder have been previously filed with the Commission as exhibits to certain registration statements and periodic reports as indicated and are incorporated herein by reference pursuant to Rule 12b-32 promulgated under the Exchange Act. The location of each document so incorporated by reference is indicated in parentheses following the description of the document.

3A.         Restated Articles of Organization (incorporated by reference to
            Exhibit 3A filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994, filed with the Commission, File No. 108439 (the "1994 Form 10-K")).

3B. Amended By-Laws (incorporated by reference to Exhibit 3B filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1992, filed with the Commission, File No. 108439 (the "1992 Form 10-K")).

4A. Specimen Share Certificate (incorporated by reference to Exhibit 4A to File No. 2-74238-B).

4A1.        Amended Specimen Share Certificate (incorporated by reference to
            Exhibit 4B to File No. 2-98609).

4B. Rights Agreement, dated December 17, 1999, between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 filed with Form 8-A, filed with Commission, File No. 28563).

10A. Supply Agreement with Motorola (incorporated by reference to Exhibit 10J to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1986, filed with the Commission, File No. 108439 (the "1986 Form 10-K")).

10B. Agreement with the City of Los Angeles dated March 9, 1989 (incorporated by reference to Exhibit 10K to File No. 33-27457).

10C. Contract between the State of Michigan and LoJack Corporation, dated as of April 24, 1989 (incorporated by reference to exhibit 10O filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1990, filed with the Commission, File No. 108439 (the "1990 Form 10-K")).

10D. Agreement between the Company and the Illinois State Police, dated as of August 23, 1990 (incorporated by reference to Exhibit 10P to the 1990 Form 10-K).

10E.++ 1985 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10F to the 1992 Form 10-K).

10F.++ Directors' Compensation Plan (incorporated by reference to Exhibit 10G to the 1992 Form 10-K).

10G.++ Form of Agreement with respect to options granted to certain officers and employees (incorporated by reference to exhibit 10H to File No. 33-27457).

10H. Accepted Proposal by the Company to the Massachusetts Department of Public Safety (incorporated by reference to Exhibit 10F to File No. 2-74238-B).

10I. Lease Agreement Number VA-901212-LOJ between the Company and the Commonwealth of Virginia, dated September 17, 1991 (incorporated by reference to Exhibit 10W to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, filed with the Commission, File No. 00274238B (the "1993 Form 10-K")).

10J. Lease Agreement between the Company and the State of Georgia Department of Public Safety, dated June 6, 1991 (incorporated by reference to Exhibit 10X to the 1993 Form 10-K).

10K.++ Form of Senior Management Option (incorporated by reference to exhibit 10H to File No. 33-27457).

10L. License, Trademark and Supply Agreement, dated July 16, 1992, by and between Carsearch Corporation, a subsidiary of the Company, and Secar, Ltd. Kutuzovovn, Bratislava, Czechoslovakia (incorporated by reference to Exhibit 10aa to the 1993 Form 10-K).

10M. Patent License and Ancillary Know-How Agreement, dated December 30, 1991, and Second Amendment (relating to the Patent, License and Know-How Agreement of December 30, 1991), dated January 29, 1993, each by and between the Company and Stolen Vehicle Recovery Systems Limited, Aylesbury, Buckingham, UK (incorporated by reference to exhibit 10bb to the 1993 Form 10-K).

10N. Agreement, dated January 21, 1994, between the New York Division of State Police and the Company (incorporated by reference to Exhibit 10aa to the 1994 Form 10-K).

10O. Memorandum of Understanding, dated July 29, 1993, with the District of Columbia Metropolitan Police Department (incorporated by reference to Exhibit 10cc filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the Commission, File No. 00274238B (the "1995 Form 10-K")).

10P. Memorandum of Understanding, dated February 28, 1994, with Rhode Island State Police (incorporated by reference to Exhibit 10dd to the 1995 Form 10-K).

10Q. Contract, dated July 15, 1993, with the State of Connecticut (incorporated by reference to Exhibit 10ee to the 1995 Form 10-K).

10R. License, Trademark, and Supply Agreement, dated October 13, 1994, between LoJack International Corporation and Tracker Vehicle Location Systems (PTY) Ltd., Cape Town, South Africa (incorporated by reference to Exhibit 10nn to the 1995 Form 10-K).

10S. Patent License and Ancillary Know-How Agreement, dated November 30, 1994, between LoJack International Corporation and LoJack Italia, Bologna, Italy (incorporated by reference to Exhibit 10pp to the 1995 Form 10-K).

10T. License and Supply Agreement, dated April 25, 1995, between LoJack International Corporation and United States Consolidated Technologies Corporation (incorporated by reference to Exhibit 10qq to the 1995 Form 10-K).

10U. Trademark and Supply Agreement, dated August 15, 1995, between LoJack International and CarTrack Kenya Limited, Nairobi, Kenya (incorporated by reference to Exhibit 10yy to the 1996 Form 10-K).

10V. License, Trademark and Supply Agreement, dated September 10, 1996, between the Company, LoJack International and S1 Corporation, Seoul, Korea (incorporated by reference to Exhibit 10nn to the 1997 Form 10-K).

10W. Agreement, dated September 1, 1996, between the Company and the Texas Department of Public Safety (incorporated by reference to
            Exhibit 10oo to the 1997 Form 10-K).

10X. Agreement between the Commonwealth of Pennsylvania, Pennsylvania State Police and the Company, dated May 14, 1996 (incorporated by reference to Exhibit 10pp to the 1997 Form 10-K).

10Y. Agreement between the Maryland Department of State Police and the Company, dated November 8, 1996 (incorporated by reference to
            Exhibit 10qq to the 1997 Form 10-K).

10Z. Employment Agreement with Ronald J. Rossi, dated November 1, 2000 (incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001, filed with the Commission, File No. 108439).

10aa. Loan Agreement, dated June 21, 2002, among Citizens Bank of Massachusetts and the Company, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdings Corporation, LoJack of Pennsylvania, Inc., LoJack Recovery Systems Business Trust, LoJack Arizona, LLC, Vehicle Recovery Systems Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission, File No. 108439).

10bb. Loan Agreement, between the Company and its Argentine licensee (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission, File No. 108439 (the "September 2002 Form 10-Q")).

10cc. Promissory Note, dated September 5, 2002, issued to the Company by its Argentine licensee (incorporated by reference to Exhibit 10.2 to the September 2002 Form 10-Q).

10dd. Pledge and Security Agreement, dated September 5, 2002, made by Carlos Roberto MacKinley in favor of the Company (incorporated by reference to Exhibit 10.3 to the September 2002 Form 10-Q).

10ee. Pledge and Security Agreement, dated September 5, 2002, made by Roberto Bonanni Rey in favor of the Company (incorporated by reference to Exhibit 10.4 to the September 2002 Form 10-Q).

10ff. Guarantee Agreement, dated September 5, 2002, by Carlos Roberto MacKinley in favor of the Company (incorporated by reference to Exhibit 10.5 to the September 2002 Form 10-Q).

10gg.*      Amended Employment Agreement with Ronald J. Rossi, dated July 31,
            2002.

10hh.* Amendment, effective November 30, 2002, to the September 5, 2002 Loan Agreement, entered into by and among Car Security S.A., LoJack Recovery Systems Business Trust, the Company, Carlos Mackinlay and Roberto Bonanni Rey.

10ii.*++ Restated and Amended Stock Incentive Plan, as restated February 28, 2001, and as amended on December 11, 2001 and December 23, 2002.

10jj.*++    Form of Senior Management Option Agreement.

10kk.*++     Form of Non-Employee Director Option Agreement.

10ll.* Amendment No. 1 to Loan Agreement and Consent, dated as of January 8, 2003, by and among the Company, LoJack International Corporation, Vehicle Recovery Systems Company, LoJack Global LLC, LoJack Operating Company, L.P. and Citizens Bank of Massachusetts.

10mm.*      Form of change of Control Agreement.

10nn.*      Form of change of Control Agreement.

10oo.* Subscription Agreement, dated as of March 14, 2002, by and among LoJack de Mexico, S. de R.L. de C.V., Grupo Car Mart, S.A. de C.V. and Jose Antonio Ocejo Gutierrez.

21.*        Subsidiaries of the Registrant.

23.*        Consent of Deloitte & Touche LLP.

99.1*       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

99.2*       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

----------
* Indicates an exhibit which is filed herewith.
++ Indicates an exhibit which constitutes an executive compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Westwood, Commonwealth of Massachusetts, on the 28th day of March 2003.

                                       LOJACK CORPORATION
                                       (Registrant)

                                       BY: /s/ Ronald J. Rossi
                                          --------------------
                                       Ronald  J. Rossi
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature                  Capacity                                     Date
---------                  --------                                     ----
/s/ Ronald J. Rossi        Director, Chairman, and Chief Executive      March 28, 2003
-------------------        Officer
Ronald J. Rossi

/s/ Joseph F. Abely        Director, President and Chief Operating      March 28, 2003
-------------------        Officer
Joseph F. Abely

/s/ John H. MacKinnon      Director                                     March 28, 2003
---------------------
John H. MacKinnon

/s/ Robert J. Murray       Director                                     March 28, 2003
--------------------
Robert J. Murray

/s/ Larry C. Renfro        Director                                     March 28, 2003
-------------------
Larry C. Renfro

/s/ Robert L. Rewey        Director                                     March 28, 2003
-------------------
Robert L. Rewey

/s/ Harvey Rosenthal       Director                                     March 28, 2003
--------------------
Harvey Rosenthal

/s/ Lee T. Sprague         Director                                     March 28, 2003
------------------
Lee T. Sprague

/s/ Keith E. Farris        Vice President of Finance and Chief          March 28, 2003
-------------------        Financial Officer
Keith E. Farris

                                 CERTIFICATIONS

I, Ronald Rossi, certify that:

1.      I have reviewed this annual report on Form 10-K of LoJack Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: March 28, 2003

    By:   /s/ Ronald J. Rossi
          -------------------------------------
          Ronald J. Rossi
          Chairman of the Board of Directors
          and Chief Executive Officer

                                 CERTIFICATIONS

I, Keith Farris, certify that:

    1.  I have reviewed this annual report on Form 10-K of LoJack Corporation;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 28, 2003

      By:   /s/ Keith E. Farris
            -----------------------------
            Keith E. Farris
            Chief Financial Officer
            (Principal Financial Officer)