Form 10-Q
period 2003-03-31
LOJACK CORP
filed 2003-05-13
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For	the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURTIES	EXCHANGE ACT OF 1934

For	the transition period from to .

Commission File Number 1-8439

LOJACK CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2664794 (I.R.S. Employer Identification Number)

200 Lowder Brook Drive, Suite 1000 Westwood, Massachusetts (Address of principal executive offices)	02090 (Zip code)

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

There were 23,403,675 shares issued and outstanding of the registrant’s common stock, $.01 par value, as of May 9, 2003.

LOJACK CORPORATION AND SUBSIDIARIES

Item 1. Unaudited Financial Statements

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31 2003	December 31 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1,389	$1,367
Accounts receivable—Net	19,297	19,152
Inventories	7,552	7,965
Prepaid expenses and other	1,298	3,175
Prepaid income taxes	—	219
Deferred income taxes	2,512	2,358

Total current assets	32,048	34,236

PROPERTY AND EQUIPMENT—Net	14,974	13,404
DEFERRED INCOME TAXES	2,914	2,886
OTHER ASSETS—Net	3,805	4,477

TOTAL	$53,741	$55,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$1,361	$1,504
Accounts payable	8,344	10,950
Accrued and other liabilities	1,984	1,392
Customer deposits	470	794
Current portion of deferred revenue	4,727	4,527
Accrued compensation	2,127	2,214

Total current liabilities	19,013	21,381

ACCRUED COMPENSATION	443	508

DEFERRED REVENUE	12,187	11,682
CAPITAL LEASE OBLIGATIONS	766	1,064
STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized, 35,000,000 shares; issued, 23,403,675 at March 31, 2003 and December 31, 2002	234	234
Additional paid-in capital	63,884	63,884
Retained earnings	35,916	34,952
Treasury stock, at cost, 8,663,034 shares of common stock at March 31, 2003 and December 31, 2002	(78,702)	(78,702)

Total stockholders’ equity	21,332	20,368

TOTAL	$53,741	$55,003

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2003	March 31, 2002
	(Unaudited)
Revenues	$27,742	$27,400
Cost of goods sold:
Product and installation costs	13,293	13,505
Systems costs (exclusive of depreciation shown below)	763	495

Total	14,056	14,000
Gross margin	13,686	13,400

Costs and expenses:
Research and development	673	446
Sales and marketing	7,006	9,294
General and administrative	3,906	3,114
Depreciation and amortization	547	466

Total	12,132	13,320
Operating income	1,554	80

Other income (expense):
Interest income	29	23
Interest expense	(40)	(49)
Gain on sale of fixed assets	38	79

Total	27	53

Income before provision for income taxes	1,581	133
Provision for income taxes	617	49

Net income	$964	$84

Earnings per share:
Basic	$0.07	$0.01

Diluted	$0.07	$0.01

Weighted average shares:
Basic	14,740,641	14,419,127

Diluted	14,742,306	14,738,483

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31, 2003	March 31, 2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$964	$84
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred revenue recognized	(2,510)	(846)
Deferred revenue additions	3,215	1,655
Depreciation and amortization	1,097	889
Provision for doubtful accounts	34	173
Deferred income taxes	(182)	—
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(485)	(3,161)
Inventories	413	(216)
Prepaid expenses and other	1,877	195
Prepaid income taxes	219	(242)
Other assets	(22)	(6)
Accounts payable	(2,606)	2,464
Customer deposits	(324)	167
Accrued and other liabilities	440	(389)

Net cash provided by operating activities	2,130	766

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment—net	(1,602)	(574)
Investment in foreign licensee	(65)	—

Net cash used for investing activities	(1,667)	(574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	—	1,267
Repayment of capital lease obligations	(441)	(455)
Repurchase of common stock	—	(3,498)

Net cash used for financing activities	(441)	(2,686)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22	(2,494)
BEGINNING CASH AND CASH EQUIVALENTS	1,367	5,889

ENDING CASH AND CASH EQUIVALENTS	$1,389	$3,395

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENT S

1.	The accompanying consolidated financial statements and notes do not include all of the disclosures made in LoJack Corporation’s Annual Report to Stockholders, which should be read in conjunction with these statements. In the opinion of LoJack Corporation (“the Company”), the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the quarterly results and any and all such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2.	Supplemental Disclosures of Cash Flow Information

Cash payments for interest relating to capital lease obligations for the three months ended March 31, 2003 and 2002, were $41,000 and $44,000, respectively. Cash payments for income taxes for the three months ended March 31, 2003 and 2002, were $279,000 and $51,000, respectively.

3.	Supplemental Disclosures of Non-cash Investing Activities

During the three months ended March 31, 2003, the Company obtained ownership interests in certain foreign licensees. The Company obtained a 12.5% equity interest in its Mexican licensee by converting $1,502,000 of an outstanding receivable. Additionally, the Company converted an existing receivable of approximately $306,000 from its French licensee into a 5% debenture, convertible into equity at a ratio to be determined with reference to the price paid by future third party investors.

During the first quarter of 2003, the Company launched its LoJack Early Warning™ product nationally. Accordingly, approximately $1,065,000 of previously capitalized development and implementation costs were placed in service and transferred from other assets to property, plant, and equipment.

4.	Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation for employees and directors under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and has elected the disclosure alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock–based employee compensation costs are reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had a compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123, the Company’s net income and basic and diluted net income per share for the three months ended March 31, 2003 and 2002, would have been as follows:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
(dollars in thousands except per share amounts)

Net income, as reported	$964	$84
Deduct: Total stock-based employee compensation expense determined under the fair value method for all stock options, net of related tax effects	(290)	(492)

Pro forma net income (loss)	$674	$(408)

Earnings per share:
Basic, as reported	$0.07	$0.01
Basic, pro forma	$0.05	$(0.03)
Diluted, as reported	$0.07	$0.01
Diluted, pro forma	$0.05	$(0.03)

Options granted during the three months ended March 31, 2003 and 2002, had a weighted average fair value on the date of grant of $2.84 and $2.99, respectively. The fair value of options on their grant date was measured using the Black/Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	March 31, 2003	March 31, 2002
Range of risk free interest rates	3.81%-3.90%	4.91%-5.04%
Expected life of option grants	9 years	9 years
Range of expected volatility of underlying stock	39%-40%	38%-39%
Dividend yield	0%	0%

The Black/Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in Management’s opinion, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

5.	Earnings per share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the effect of the exercise of the Company’s outstanding options (using the treasury stock method), except where such exercises would be antidilutive.

A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Weighted average shares for basic	14,740,641	14,419,127
Dilutive effect of stock options	1,665	319,356

Weighted average shares for diluted	14,742,306	14,738,483

Options to purchase 4,221,143 and 3,281,020 shares of common stock at March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock on those dates and, as a result, their effect would have been antidilutive.

6.	Segment Reporting

The Company has determined that it has two distinct reportable segments: the domestic segment and the international segment. The Company considers these two segments separately reportable as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management. Certain general overhead costs have been allocated to each segment based on methods considered to be reasonable by the Company’s senior management. Income taxes have been allocated to each segment using the Company’s effective tax rate of 39% for the three months ended March 31, 2003 and 37% for the three months ended March 31, 2002.

The following table presents information about the Company’s segments for the three months ended March 31, 2003 and 2002:

	Domestic Segment	International Segment	Consolidated
2003
Revenues:
Product sales	$22,640,000	$3,633,000	$26,273,000
License fees, royalties and system component revenues	—	1,469,000	1,469,000

Total revenues	$22,640,000	$5,102,000	$27,742,000

Segment net income	$77,000	$887,000	$964,000

2002
Revenues:
Product sales	$23,515,000	$3,417,000	$26,932,000
License fees, royalties and system component revenues	—	468,000	468,000

Total revenues	$23,515,000	$3,885,000	$27,400,000

Segment net income	$(371,000)	$455,000	$84,000

7.	Line of Credit Facility

In June 2002, the Company entered into a new line of credit facility, which provides for maximum borrowings of $10,000,000 and expires in June 2005. Outstanding borrowings under this line of credit facility bear annual interest, payable monthly, at the bank’s base rate (4.25% at March 31, 2003), or if converted at the option of the Company, based upon the LIBOR rate plus 200 basis points (3.32% at March 31, 2003). No borrowings were outstanding under the line of credit facility as of March 31, 2003; however, a $250,000 irrevocable letter of credit was established for a vendor in November 2002. The $250,000 letter of credit reduces the available borrowings under the line of credit.

The line of credit facility generally contains limitations on indebtedness, certain investments in equity securities and entity acquisitions; requires lender’s approval of mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, the Company is required to maintain certain financial performance measures including debt service coverage, a minimum ratio of total liabilities to tangible net worth, a minimum current ratio and minimum adjusted earnings before interest, taxes, depreciation and amortization. The payment of dividends and repurchase of the Company’s common stock is permitted under the line of credit facility and is limited only to the extent such payments affect the Company’s ability to meet certain financial performance measures thereunder. Failure to maintain compliance with covenants could impair the availability of the facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended March 31, 2003 versus the three months ended March 31, 2002

Revenues for the three months ended March 31, 2003 increased by $342,000, or 1%, to $27,742,000 from $27,400,000 for the same period a year ago.

Domestic revenues for the three months ended March 31, 2003, decreased by 4%, or $875,000, resulting primarily from decreases in the number of LoJack units sold during the period, offset by additional revenue recognized on warranty products. Unit sales decreased 6% during the three months ended March 31, 2003, reflecting uncertain geopolitical and economic conditions and a downturn in new car sales, resulting in a decrease in net revenue from the sale of LoJack units of $1,165,000. Revenues from sales of other automobile security products decreased by $449,000 to $639,000 for the three months ended March 31, 2003 from $1,088,000 for the same period a year ago. Revenue recognized from the sale of warranty products increased by $739,000 in the three months ended March 31, 2003, as compared to the same period a year ago. In most domestic jurisdictions, the Company sells contractual extended warranty products and recognizes revenues ratably over the term of the contract. Additionally, in certain jurisdictions, the Company sells an insurance indemnity product for which a third party insurer, and not the Company, is the primary obligor on the contract at the time of sale. The Company recognizes payments for these insurance contracts, net of related costs, in revenues at the time of sale. The number of jurisdictions where a third party insurer was the primary obligor on certain warranty products, increased from one during the three months ended March 31, 2002 to 19 during the three months ended March 31, 2003, due to a change in the underlying insurance arrangements, which resulted in an additional $528,000 of revenue in 2003.

The increase in international revenues of $1,217,000, or 31%, for the three months ended March 31, 2003, to $5,102,000 from $3,885,000 for the same period a year ago resulted primarily from additional revenues of $1,150,000 from the Company’s licensee in Argentina. During the three months ended March 31, 2003, the Company recognized approximately $489,000 of revenues that were previously deferred at December 31, 2002 because payments were received during the first quarter of 2003. Shipments totaling $661,000 to the Company’s Argentine licensee were recognized upon shipment in the first quarter of 2003, as payment from this licensee became reasonably assured. The increase in international revenues is also due to $818,000 of additional revenues from licensees in Spain and France, $140,000 of which was deferred at December 31, 2002. These increases are partially offset by a decrease of $749,000 of shipments to the Company’s other licensees in Latin America, as temporary geopolitical conditions in Venezuela affected the licensees’ ability to access funds and place orders during the quarter. Because of these conditions, the Company carried $994,000 of receivables from these licensees. Management believes that collection is reasonably assured. Revenues from the sale of products and components of the LoJack system to international licensees generally are recognized upon shipment to the licensee or, if later, when payment becomes reasonably assured.

Cost of goods sold was 51% of revenues for both the three months ended March 31, 2003 and 2002. Domestically, cost of goods sold was 51% of revenues for both the three months ended March 31, 2003 and 2002. International cost of goods sold decreased to 51% for the three months ended March 31, 2003 from 52% for the same period a year ago, largely due to increased license fees and royalties on the sale of products to some LoJack licensees.

Research and development expense increased by $227,000 for the three months ended March 31, 2003, to $673,000 from $446,000 for the same period a year earlier. The increase was mainly attributable to additional personnel costs of $195,000 incurred in the first quarter of 2003, as compared to the same period a year earlier, as the Company increased its engineering capability supporting new products and infrastructure equipment.

Sales and marketing expense decreased $2,288,000 for the three months ended March 31, 2003, to $7,006,000 from $9,294,000 for the same period a year earlier. The decrease resulted primarily from reduced media and advertising spending of $1,721,000 in the first quarter of 2003, as compared to the first quarter of 2002, as the Company reduced spending to better reflect the current downtrend in new vehicle sales. In addition, sales and marketing salaries and benefits decreased by $329,000, primarily due to reduced sales commissions and headcount as the Company consolidated offices and territories to achieve better operating efficiencies during the first quarter of 2003. Additionally, international bad debt expenses decreased by $176,000, as compared to the same period a year ago, as payment of certain receivables became reasonably assured.

General and administrative expense increased by $792,000 for the three months ended March 31, 2003, to $3,906,000 from $3,114,000 for the same period a year earlier. This increase was primarily due to increased consulting fees of $271,000 related primarily to the possible expansion into new international markets and the reengineering of field business practices to gain further operating efficiencies, and $547,000 of increased staffing related expenses in support of the Company’s growth initiatives, including continued focus on tax and corporate compliance, as well as the formation of a business development function.

Other income decreased by $26,000 for the three months ended March 31, 2003, to $27,000 as compared to $53,000 for the same period a year earlier, primarily because of lower gains from the disposal of the Company’s fully depreciated installation vehicles sold in the normal course of business.

The provision for income taxes increased by $568,000 for the three months ended March 31, 2003, to $617,000 from $49,000 for the same period a year earlier, as a result of an increase of $1,448,000 in related taxable income and an increase in the Company’s effective tax rate from 37% in the three months ended March 31, 2002 to 39% for the three months ended March 31, 2003. The increase in the effective tax rate is primarily a result of the effect of existing permanent differences between book and tax income, which had a more significant impact on the rate in 2003 due to the increase in expenses that are nondeductible for federal income tax purposes.

As a result of the foregoing, net income increased by $880,000 for the three months ended March 31, 2003, to $964,000 from $84,000 for the three months ended March 31, 2002.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Three Months Ended
	March 31, 2003	March 31, 2002
(In thousands)

Cash provided by (used in):
Operating activities	$2,130	$766
Investing activities	(1,667)	(574)
Financing activities	(441)	(2,686)

Increase (decrease) in cash and cash equivalents	$22	$(2,494)

Cash provided by operating activities increased during the first quarter of 2003, compared to the first quarter of 2002, primarily due to the Company’s higher net income and the receipt of rebates from vendors.

Cash used in investing activities increased in the first quarter of 2003, compared to the first quarter of 2002. The increase in cash used is mainly attributable to increased capital expenditures in the current period, incurred to support the Company’s strategic plan for growth. The Company expects to spend an additional $2,200,000 in capital expenditures during the remaining three quarters of 2003. Additionally, the Company is considering investments of up to $500,000 in its foreign licensees.

Cash used in financing activities decreased in the first quarter of 2003, compared to the first quarter of 2002. Cash used for financing activities in 2002 included $3,498,000 in repurchases of the Company’s common stock, partially offset by the proceeds from the exercise of stock options. No common stock was purchased and no stock options were exercised in the first quarter of 2003.

As of March 31, 2003 the Company had working capital of $13,035,000. The Company believes that it has sufficient capital resources to meet its anticipated capital and operating requirements for at least the next twelve months using existing working capital and cash flows from operations and, if necessary, drawing upon the Company’s line of credit facility. The line of credit provides for maximum borrowings up to $10,000,000 under an unsecured line of credit facility which expires in June 2005. Outstanding borrowings under this line of credit facility bear annual interest, payable monthly, at the bank’s base rate (4.25% at March 31, 2003), or if converted, based upon the LIBOR rate plus 200 basis points (3.32% at March 31, 2003). No borrowings were outstanding under the line of credit facility as of March 31, 2003; however, a $250,000 irrevocable letter of credit was established for a vendor in November 2002. The $250,000 letter of credit reduces the available borrowings on the line of credit.

The line of credit facility generally contains limitations on indebtedness, certain investments in equity securities and entity acquisitions; requires lender’s approval of mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, the Company is required to maintain certain financial performance measures including debt service coverage, a minimum ratio of total liabilities to tangible net worth, a minimum current ratio and minimum adjusted earnings before interest, taxes, depreciation and amortization. The payment of dividends and repurchase of the Company’s common stock is permitted under the line of credit facility and is limited only to the extent such payments affect the Company’s ability to meet certain financial performance measures thereunder. Failure to maintain compliance with covenants could impair the availability of the facility.

Item 3. Quantitative and Qualitative Disclosures About Market Ris k

The Company has limited exposure to market risk due to the nature of its financial instruments. The Company’s financial instruments at March 31, 2003, consisted of cash and cash equivalents, accounts receivable, accounts payable, deposits, accrued liabilities, and capital lease obligations. The fair value of these financial instruments as of March 31, 2003, approximated their carrying values.

The Company’s interest rate exposure is limited primarily to the effect of interest rate changes on its $10,000,000 variable rate line of credit facility. An immediate adverse change in market interest rates would not have had any effect on the Company’s interest expense for the three months ended March 31, 2003, as there were no material borrowings outstanding during the period under its line of credit facility.

In addition, the Company did not have any significant foreign currency exposure as most transactions with customers and vendors are denominated in U.S. dollars. In November 2002, the Company entered into an agreement to convert $1,033,000 of its $1,749,000 note receivable from its Argentine licensee to be denominated in Argentina Pesos. As this note is 100% reserved, there is no foreign currency exposure reflected in the financial statements.

In December 2002, the Company established a Brazilian subsidiary; however, operations did not begin until May 2003, and minimal transactions have occurred. If the Company encounters material foreign currency exposure by processing purchase and sale transactions in Brazil’s currency (Real), the Company intends to manage the related exposure by purchasing forward exchange contracts.

Currently, the Company does not enter into financial instrument transactions for trading or speculative purposes. The Company does not intend to establish any special purpose entity and does not have any material off balance sheet financing transactions.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company’s Form 10-K for the year ended December 31, 2002, the Company’s critical accounting policies and estimates were identified as those relating to revenue recognition and deferred revenue, loss provisions on accounts receivable, research and development expenses, and valuation of cost basis investments. Management has considered the disclosure requirements of Financial Release (“FR”)60, regarding critical policies, and FR61 regarding liquidity and capital resources, including commitments and commercial obligations, and concluded that nothing has materially changed during the three months ended March 31, 2003 that would warrant further disclosure.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company’s market and customers, the Company’s objectives and plans for future operations and products and the Company’s expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company’s products and services, the effectiveness of the Company’s marketing initiatives, the rate of growth in the industries of the Company’s customers, the presence of competitors with greater technical, marketing, and financial resources, the Company’s ability to promptly and effectively respond to technological change to meet evolving customer needs, capacity and supply constraints or difficulties, and the company’s ability to successfully expand its operations. For a further discussion of these and other significant factors to consider in connection with forward–looking statements concerning the Company, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002.

Item 4. Controls and Procedur es

(a) Evaluation of disclosure controls and procedures. Based on their evaluations as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) are effective in timely alerting them to material information required to be included in the Company’s periodic Securities and Exchange Commission filings.

(b) Changes in internal controls. There have been no significant changes in the Company’s

11

internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No	Description
10.1	Contrat D’ Emission D’ Obligations Convertibles, (Agreement to Issue Convertible Bonds), dated March 10, 2003, between the Company and its French licensee, Traqueur.
(a) As executed
(b) English translation

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On May 7, 2003, the Company filed a Current Report on form 8-K furnishing a press release issued by the Company on May 7, 2003, setting forth the Company’s results of operations and financial condition for the first fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOJACK CORPORATION Registrant

Date:	May 13, 2003	By:	/s/ RONALD J. ROSSI
Ronald J. Rossi Chairman of the Board of Directors and Chief Executive Officer

Date:	May 13, 2003	By:	/s/ JOSEPH F. ABELY
Joseph F. Abely President and Chief Operating Officer

Date:	May 13, 2003	By:	/s/ KEITH E. FARRIS
Keith E. Farris Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Ronald Rossi, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LoJack Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By:	/s/ RONALD J. ROSSI
Ronald J. Rossi Chief Executive Officer

CERTIFICATIONS

I, Keith Farris, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LoJack Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By:	/s/ KEITH E. FARRIS
Keith E. Farris Chief Financial Officer