Form 10-Q/A
period 2003-03-31
LOJACK CORP
filed 2003-07-23
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q/A
Amendment No. 1

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to _______________.

Commission file number 1-8439

_________________

LOJACK CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts (State or Other Jurisdiction of Incorporation or Organization)	04-2664794 (I.R.S. Employer Identification Number)

200 Lowder Brook Drive, Suite 1000 Westwood, Massachusetts (Address of Principal Executive Offices)	02090 (Zip Code)

781-326-4700 (Registrant’s Telephone Number, Including Area Code)

_________________

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [X]

        There were 14,740,641 shares issued and outstanding of the registrant’s common stock, $.01 par value, as of May 9, 2003.

EXPLANATORY NOTE

        This Amendment on Form 10-Q/A constitutes Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2002, which was previously filed with the Securities and Exchange Commission on May 13, 2003 (the “Quarterly Report”). The number of issued and outstanding shares as reported on the cover page to the Quarterly Report was inadvertently misstated by including treasury shares when the document was originally filed. This Amendment No. 1 amends only the number of issued and outstanding shares reported on the cover page to the Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation Registrant

Date: July 23, 2003	By:	/s/ Keith E. Farris Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Ronald Rossi, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of LoJack Corporation;

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

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

July 23, 2003

By:	/s/ Ronald J. Rossi Ronald J. Rossi Chief Executive Officer

CERTIFICATIONS

I, Keith Farris, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of LoJack Corporation;

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

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

July 23, 2003

By:	/s/ Keith E. Farris Keith E. Farris Chief Financial Officer