Form 10-Q
period 2003-06-30
LOJACK CORP
filed 2003-08-14
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

There were 14,820,549 shares issued and outstanding of the registrant’s common stock, $.01 par value, as of August 7, 2003.

LOJACK CORPORATION AND SUBSIDIARIES

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
ASSETS	2003	2002
	(Unaudited)
CURRENT ASSETS:
Cash and equivalents	$3,889	$1,367
Accounts receivable—Net	21,403	19,152
Inventories	8,213	7,965
Prepaid expenses and other	1,388	3,175
Prepaid income taxes	—	219
Deferred income taxes	2,631	2,358

Total current assets	37,524	34,236

PROPERTY AND EQUIPMENT—Net	14,885	13,404

DEFERRED INCOME TAXES	3,164	2,886
OTHER ASSETS—Net	3,701	4,477

TOTAL	$59,274	$55,003

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of capital lease obligations	$1,193	$1,504
Accounts payable	10,699	10,950
Accrued and other liabilities	1,862	1,392
Customer deposits	314	794
Current portion of deferred revenue	5,254	4,527
Accrued compensation	2,639	2,214

Total current liabilities	21,961	21,381

ACCRUED COMPENSATION	388	508

DEFERRED REVENUE	13,081	11,682

CAPITAL LEASE OBLIGATIONS	520	1,064

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized, 35,000,000 shares; issued, 23,483,574 at June 30, 2003 and 23,403,675 at December 31, 2002	235	234
Additional paid-in capital	64,171	63,884
Translation loss on foreign currency	(3)	—
Retained earnings	37,623	34,952
Treasury stock, at cost, 8,663,034 shares of common stock at June 30, 2003 and December 31, 2002	(78,702)	(78,702)

Total stockholders’ equity	23,324	20,368

TOTAL	$59,274	$55,003

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	THREE MONTHS ENDED
	June 30,	June 30,
	2003	2002
	(Unaudited)
Revenues	$31,312	$30,419

Cost of goods sold:
Product and installation costs	14,350	14,980
Systems costs (exclusive of depreciation shown below)	797	586

Total	15,147	15,566

Gross margin	16,165	14,853

Costs and expenses:
Research and development	889	409
Sales and marketing	8,508	9,707
General and administrative	3,396	4,106
Depreciation and amortization	579	552

Total	13,372	14,774

Operating income	2,793	79

Other income (expense):
Interest income	29	24
Interest expense	(9)	(59)
Other expense	(14)	—

Total	6	(35)
Income before provision for income taxes	2,799	44
Provision for income taxes	1,092	16

Net Income	$1,707	$28

Earnings per share:
Basic	$0.12	$0.00

Diluted	$0.12	$0.00

Weighted average shares:
Basic	14,764,961	14,669,147

Diluted	14,780,329	14,681,784

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	SIX MONTHS ENDED
	June 30,	June 30,
	2003	2002
	(Unaudited)
Revenues	$59,054	$57,819
Cost of goods sold:
Product and installation costs	27,534	28,400
Systems costs (exclusive of depreciation shown below)	1,560	1,081

Total	29,094	29,481

Gross margin	29,960	28,338

Costs and expenses:
Research and development	1,565	856
Sales and marketing	15,581	19,033
General and administrative	7,302	7,219
Depreciation and amortization	1,127	1,018

Total	25,575	28,126

Operating income	4,385	212

Other income (expense):
Interest income	58	47
Interest expense	(50)	(108)
Other expense	(14)	26

Total	(6)	(35)

Income before provision for income taxes	4,379	177
Provision for income taxes	1,708	66

Net Income	2,671	111

Earnings per share:
Basic	$0.18	$0.01

Diluted	$0.18	$0.01

Weighted average shares:
Basic	14,751,864	14,707,515

Diluted	14,760,005	14,770,027

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	SIX MONTHS ENDED
	June 30,	June 30,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,671	$111

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred revenue recognized	(5,528)	(2,411)
Deferred revenue additions	7,654	3,874
Depreciation and amortization	2,246	2,046
Provision for doubtful accounts	(291)	341
Deferred income taxes	(551)	(570)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(2,269)	(5,556)
Inventories	(248)	(1,095)
Prepaid expenses and other	1,787	72
Prepaid income taxes	219	(178)
Other assets	52	(85)
Accounts payable	(251)	4,653
Customer deposits	(480)	4
Accrued and other liabilities	747	1,632

Net cash provided by operating activities	5,758	2,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment—net	(2,632)	(2,010)
Investment in foreign licensee	(65)	—

Net cash used for investing activities	(2,697)	(2,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	—	1,268
Issuance of shares under employee stock purchase plan	288	—
Repayment of capital lease obligations	(827)	(1,019)
Repurchase of common stock	—	(3,498)

Net cash used for financing activities	(539)	(3,249)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	2,522	(2,421)

BEGINNING CASH AND EQUIVALENTS	1,367	5,889

ENDING CASH AND EQUIVALENTS	$3,889	$3,468

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying consolidated financial statements and notes do not include all of the disclosures made in LoJack Corporation’s Annual Report to Stockholders, which should be read in conjunction with these statements. In the opinion of LoJack Corporation (“the Company”), the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the quarterly results and any and all such adjustments were of a normal recurring nature. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the unaudited interim statements of income for the three and six months ended June 30, 2002 to conform to current year presentation.

2.	Supplemental Disclosures of Cash Flow Information

Cash payments for interest, relating to capital lease obligations, for the six months ended June 30, 2003 and 2002, were $50,000 and $99,000, respectively. Cash payments for income taxes for the six months ended June 30, 2003 and 2002, were $1,852,000 and $413,000, respectively.

Periodically, the Company has made investments in its subsidiaries in the form of cash and by converting receivables into equity. During the six months ended June 30, 2003, the Company obtained ownership interests in certain foreign licensees by converting $1,502,000 of an outstanding receivable into equity in its Mexican licensee and approximately $306,000 of an outstanding receivable into equity in its French licensee.

3.	Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation for employees and directors under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has elected the disclosure alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock–based employee compensation costs are reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had a compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123, the Company’s net income and basic and diluted net income per share for the three and six months ended June 30, 2003 and 2002, would have been as follows:

(in thousands except per share amounts)
	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Net income, as reported	$1,707	$28	$2,671	$111
Deduct: Total stock-based employee compensation expense determined under the fair value method for all stock options, net of related tax effects:	(298)	(342)	(588)	(834)

Pro forma net income (loss):	$1,409	$(314)	$2,083	$(723)

Earnings per share:
Basic, as reported	$0.12	$0.00	$0.18	$0.01
Basic, pro forma	$0.10	$(0.02)	$0.14	$(0.05)
Diluted, as reported	$0.12	$0.00	$0.18	$0.01
Diluted, pro forma	$0.10	$(0.02)	$0.14	$(0.05)

4.	Earnings per share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the effect of the exercise of the Company’s outstanding options (using the treasury stock method), except where such exercises would be antidilutive.

A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
Weighted average shares for basic	14,764,961	14,669,147
Dilutive effect of stock options	15,368	12,637

Weighted average shares for diluted	14,780,329	14,681,784

A reconciliation of weighted average shares used for the basic and diluted computations for the six months ended June 30, 2003 and 2002 is as follows:

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Weighted average shares for basic	14,751,864	14,707,515
Dilutive effect of stock options	8,141	62,512

Weighted average shares for diluted	14,760,005	14,770,027

Options to purchase 4,247,187 and 3,503,020 shares of common stock at June 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock on those dates and, as a result, their effect would have been antidilutive.

5.	Comprehensive Income

For the three and six months ended June 30, 2003 and 2002, comprehensive income consisted of net income less a $3,000 loss related to a cumulative translation.

6.	Segment Reporting

The Company has determined that it has two reportable segments: the domestic segment and the international segment. The Company considers these two segments separately reportable as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company’s Senior Management. Certain general overhead costs have been allocated to each segment based on methods considered to be reasonable by the Company’s senior management. Income taxes have been allocated to each segment using the Company’s effective tax rate of 39% for the three and six months ended June 30, 2003 and 37% for the three and six months ended June 30, 2002.

The following table presents information about the Company’s segments for the three months ended June 30, 2003 and 2002:

	Domestic Segment	International Segment	Consolidated
2003
Revenues:
Product sales	$25,989,000	$4,612,000	$30,601,000
License fees, royalties and system component revenues	—	711,000	711,000

Total revenues	$25,989,000	$5,323,000	$31,312,000

Segment net income	$803,000	$904,000	$1,707,000

2002
Revenues:
Product sales	$24,782,000	$3,905,000	$28,687,000
License fees, royalties and system component revenues	—	1,732,000	1,732,000

Total revenues	$24,782,000	$5,637,000	$30,419,000

Segment net income (loss)	$(661,000)	$689,000	$28,000

The following table presents information about the Company’s segments for the six months ended June 30, 2003 and 2002:

	Domestic Segment	International Segment	Consolidated
2003
Revenues:
Product sales	$48,630,000	$8,245,000	$56,875,000
License fees, royalties and system component revenues	—	2,179,000	2,179,000

Total revenues	$48,630,000	$10,424,000	$59,054,000

Segment net income	$949,000	$1,722,000	$2,671,000

2002
Revenues:
Product sales	$48,298,000	$7,321,000	$55,619,000
License fees, royalties and system component revenues	—	2,200,000	2,200,000

Total revenues	$48,298,000	$9,521,000	$57,819,000

Segment net income (loss)	$(1,033,000)	$1,144,000	$111,000

7.	Line of Credit Facility

In June 2002, the Company entered into a new line of credit facility, which provides for maximum borrowings of $10,000,000 and expires in June 2005. Outstanding borrowings under this line of credit facility bear annual interest, payable monthly, at the bank’s base rate (4% at June 30, 2003), or if converted at the option of the Company, based upon the LIBOR rate plus 200 basis points (3.12% at June 30, 2003). No borrowings were outstanding under the line of credit facility as of June 30, 2003.

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

8.	Other Assets

Other assets consist of the following:

	June 30, 2003	December 31, 2002
Investment in foreign licensees	$3,262,000	$1,389,000
Long term deferred receivable from licensee	—	1,502,000
Capitalized and purchased development costs	—	1,193,000
Patents	177,000	207,000
Security deposits	145,000	138,000
Vendor deposits	117,000	48,000

Total other assets	$3,701,000	$4,477,000

Periodically, the Company has made investments in its subsidiaries in the form of cash and by converting receivables into equity. As of June 30, 2003, investments in foreign licensees of $3,262,000 included a 12.5% equity interest in the Company’s Mexican licensee totaling $1,502,000 which was converted from an existing receivable that was outstanding at December 31, 2002, and a 16.35% equity interest in its French licensee totaling $1,760,000. These investments are accounted for using the cost method of accounting. Under the cost method of accounting, the investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. Management periodically reviews the carrying value of these investments. Based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and in the case of its French licensee, an independent third party valuation, Management has concluded that there are no impairments to the fair value of these investments that should be viewed as other-than-temporary. The Company has not recorded any gains or losses on these investments through June 30, 2003.

The Company made its initial investment in its French licensee in December 2001. The licensee is continuing to develop its start up business and continues to require external financing to fund current operations and capital requirements. In March 2003, the Company contributed $371,000 to the licensee in exchange for a convertible debenture; and, in July 2003, the Company made an additional $345,000 equity investment, resulting in a cumulative 17.05% equity interest, on an as-converted basis. The Company is considering additional investments in this licensee of up to $350,000 during the remainder of the 2003.

Previously capitalized development and implementation costs totaling $1,065,000, relating to the Company’s new product, LoJack Early Warning™, launched nationally in the first quarter of 2003, were placed in service and transferred from other assets to property, plant, and equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies, Commitments and Certain Other Matters

The consolidated financial statements include the accounts of LoJack and its wholly owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Management is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The actual results could differ from those estimates. A “critical accounting policy” is one that is both important to the portrayal of the Company’s financial condition and results of operations and requires Management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The significant accounting policies, which the Company believes to be the most critical in understanding and evaluating the Company’s reported financial position and results of operations, include:

Revenue Recognition and Deferred Revenue. The Company earns revenues primarily from the domestic sale and installation of LoJack Units and LoJack Early Warning, international license fees and royalties, sales of products and components to international licensees and from extended and enhanced warranty programs.

The Company recognizes revenue on sales of domestic LoJack Units and most related products upon installation. Revenues relating to the sale of the LoJack Early Warning are recognized over a period of the estimated life of vehicle ownership, which third party market research indicates is approximately five years. If the estimated life of vehicle ownership proves to vary materially from the estimates used by the Company, the Company would be required to change its estimates, which could result in material differences in the amount of revenue recognized in any given period. Historically, there have not been any changes to Management’s five-year estimate. Management believes the likelihood of material changes to the average estimated life of vehicle ownership is unlikely.

Revenues from international license fees are recognized ratably over the initial term of the license, typically ten years. Revenues from the sales of products and components of the LoJack System to international licensees are recognized upon shipment to the licensee or, if later, when payment becomes reasonably assured.

The Company warrants to consumers that the LoJack System and related products including the LoJack Starter Disabler, Alarm System, Shock Sensor and LoJack Early Warning will be free from defects in material or workmanship for a period of two years. The Company also warrants to purchasers of LoJack Units that if their LoJack equipped vehicle is stolen in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time that the theft is reported to the police, the Company will pay the consumer an amount equal to the full purchase price of the LoJack Unit up to a maximum of $695. The actual warranty expense is partially contingent upon the percentage of consumer vehicles not recovered. Historically, LoJack technology has proven to be successful with a consistently high 90% recovery rate since the product was introduced in 1986. If the actual recovery rates were to decline significantly, adverse differences relating to the amount of warranty costs to be accrued could result. Historically, the Company’s warranty claims have been within the range of Management’s estimates and recorded warranty reserves.

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

Accounts Receivable. Domestic accounts receivable are due principally from automobile dealers that are geographically dispersed. If the creditworthiness or the financial strength of the Company’s customers were to decline, there could be an adverse effect on the Company’s operating results and cash flows. The Company generally sells products and components of the LoJack System to foreign licensees through cash prepayments, letters of credit, purchased export insurance or established payment terms. Should geopolitical situations change in the countries where the Company’s foreign licensees operate, there could be additional credit risks. Management makes estimates of the collectibility of accounts receivable based upon historic experience, customer credit worthiness and current economic trends. Historically, actual losses have been within Management’s estimates.

Research and Development. Costs for research and development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. A substantial portion of the Company’s research and development efforts have been outsourced to third parties. The contracts with third parties require payments based upon completion of defined milestones. Because these milestones and the rate of achievement are unpredictable, the Company’s recorded research and development expenses may vary significantly from period to period. Such variability can have a significant impact on our operations and cash flows.

Valuation of cost investments. The Company has made investments in certain foreign licensees, including its French, Argentine and Mexican licensees. As of June 30, 2003, these investments have resulted in ownership of 16.35% or less of any one licensee, resulting in accounting for these investments using the cost method of accounting. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. The carrying value of these investments are periodically reviewed. Based upon projections of anticipated future cash flows, market conditions, legal factors and operational performance, Management has concluded that there are no impairments to the fair value of these investments that should be viewed as other than temporary. The Company has not recorded any gains or losses on these investments through June 30, 2003. While Management believes that its estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in operating in these foreign markets could materially affect the Company’s evaluations and result in impairment charges against the carrying value of these investments.

Results of Operations for the three and six months ended June 30, 2003 versus the three and six months ended June 30, 2002

Revenues for the three and six months ended June 30, 2003 increased by $893,000, or 3%, and $1,235,000, or 2% as compared to the same periods a year ago.

For the three months ended June 30, 2003, domestic revenues increased by 5%, or $1,207,000, as compared to the same period a year ago, primarily due to:

•	An increase of $1,022,000 in net revenue resulting from a 1% increase in the number of LoJack Units sold during the period as well as an increase in the average revenue per unit sold.

•	An increase of $450,000 in net revenue recognized from the sale of warranty products. In most domestic jurisdictions, the Company sells contractual extended warranty products and recognizes revenues ratably over the term of the contract. The Company also sells a warranty product for which a third party, and not the Company, is the primary obligor on the contract at the time of sale. In most jurisdictions, the Company recognizes payments for these contracts, net of related costs, in revenues at the time of sale. The number of jurisdictions where a third party was the primary obligor, increased significantly during the three months ended June 30, 2003, as compared to the three months ended June 30, 2002.

•	A decrease in revenues of $341,000 from the sale of other automobile security products as emphasis shifted from these products to the aforementioned warranty products and the LoJack Early Warning product, for which revenues are initially deferred and then recognized over five years.

For the six months ended June 30, 2003, domestic revenues increased by 1%, or $332,000, primarily due to an increase of $1,188,000 in warranty revenue, partially offset by a decrease of $814,000 in revenues from the sale of other automobile security products as compared to the same period a year ago.

For the three months ended June 30, 2003, international revenues decreased by 6%, or $314,000, as compared to the same period a year ago primarily due to:

•	A reduction of $931,000 in sales to the Company’s French licensee which made considerable infrastructure component purchases in 2002 in connection with its startup.

•	Reduced sales of $1,084,000 to the Company’s Colombian licensee, as geopolitical conditions in Venezuela affected the licensee’s ability to access funds and place orders during the period.

•	Increased shipments totaling $1,905,000 to the Company’s licensees in Argentina, South Africa and Spain.

For the six months ended June 30, 2003, international revenues increased by 9%, or $903,000, as compared to the same period a year ago, primarily due to:

•	Additional revenues of $2,361,000 from the Company’s licensee in Argentina, including revenues of $650,000 which were previously deferred at December 31, 2002.

•	A decrease of $1,957,000 of shipments to the Company’s Colombian licensee due to the geopolitical reasons discussed above.

•	Additional revenues of $1,230,000 from licensees in Spain and South Africa.

•	Lower sales to the Company’s French licensee as discussed above.

Revenues from the sale of products and components of the LoJack System to international licensees generally are recognized upon shipment to the licensee or, if later, when payment becomes reasonably assured.

Cost of goods sold for the second quarter of 2003 was 48% of revenues, compared to 51% of revenues for the same period a year ago. Domestic cost of goods sold for the second quarter of 2003 was 47% of revenues, compared to 49% of revenues for the same period a year ago, reflecting initiatives to reduce the overall installed cost of the product. International cost of goods sold for the second quarter decreased to 52% of revenues, from 59% of revenues for the same period a year ago, largely due to the change in mix between the sale of products versus component infrastructure to licensees. For the six months ended June 30, 2003, cost of goods sold was 49% of revenues compared to 51% of revenues for the same period a year ago. Domestic cost of goods sold for the six months ended June 30, 2003 was 49% of revenues compared to 50% of revenues for the same period a year ago, while international cost of goods sold was 52% of revenues compared to 56% of revenues for the same period a year ago.

Research and development expense increased by $480,000 and $709,000 for the three and six months ended June 30, 2003 as compared to the same periods a year earlier. The increases were attributable to additional personnel costs and increased office rental expenses of $187,000 and $404,000 incurred in the three and six months ended June 30, 2003, respectively, as compared to the same period a year earlier, as the Company increased its engineering capability supporting new products and infrastructure equipment. The increase was also due to non-recurring engineering expense of $180,000 relating to one-time costs incurred in the second quarter of 2003 to establish local manufacturing of its products in Brazil and non-recurring engineering expense of $126,000 relating to new product development in the second quarter of 2003.

Sales and marketing expenses decreased by $1,199,000 and $3,452,000 for the three and six months ended June 30, 2003, as compared to the same periods a year earlier. The decrease for the three months ended June 30, 2003 resulted primarily from $818,000 of lower media and advertising spending and $398,000 of reduced bad debt expense, as payment of certain receivables became reasonably assured during the period. The decrease for the six months ended June 30, 2003 resulted primarily from $2,468,000 of lower media and advertising spending, $573,000 of reduced bad debt expense, and $225,000 of decreased sales and marketing salaries and benefits, due to reduced sales commissions and headcount resulting from the consolidation of offices and territories to achieve better operating efficiencies during the first quarter of 2003. The Company does not expect to increase the levels of media and advertising spending in the second half of 2003 over the amounts spent during the first half of 2003.

General and administrative expense decreased by $710,000 for the three months ended June 30, 2003 as compared to the same period a year earlier. This decrease resulted primarily from reduced professional fees of $268,000, reduced office related expenses of $296,000 and reduced travel expenses of $73,000 as the Company continued to focus on cost control initiatives during the quarter. For the six months ended June 30, 2003, general and administrative expense increased by $83,000 as compared to the same period a year earlier. The increase was attributable to spending in the first quarter of 2003, relating to increased consulting fees of $271,000 and $547,000 of increased staffing related expenses in support of the Company’s growth initiatives, offset by the decreases in the second quarter of 2003, as described above.

Other income increased by $41,000 and $29,000 for the three and six months ended June 30, 2003, respectively, as compared to the same period a year earlier, primarily because of reduced interest expense recorded in connection with capital leases of the Company’s installation vehicles.

The provision for income taxes increased by $1,076,000 and $1,642,000 for the three and six months ended June 30, 2003, respectively, as compared to the same periods a year earlier. The increases were a result of $2,755,000 and $4,202,000 in additional related taxable income for the three and six months ended June 30, 2003, respectively, as compared to the same periods a year earlier, and an increase in the Company’s effective tax rate from 37% in the three and six months ended June 30, 2002, to 39% for the three and six months ended June 30, 2003. The increase in the effective tax rate is primarily a result of the effect of existing permanent differences between book and tax income, which had a more significant impact on the rate in 2003 due to an increase in expenses that are nondeductible for federal income tax purposes.

As a result of the foregoing, net income increased by $1,679,000 and $2,560,000 for the three and six months ended June 30, 2003, to $1,707,000 and $2,671,000, respectively, from $28,000 and $111,000 for the three and six months ended June 30, 2002.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

(In thousands)	Six Months Ended
	June 30, 2003	June 30, 2002
Cash provided by (used in):
Operating activities	$5,758	$2,838
Investing activities	(2,697)	(2,010)
Financing activities	(539)	(3,249)

Net change in cash and cash equivalents	$2,522	$(2,421)

Cash provided by operating activities increased during the first half of 2003, compared to the first half of 2002, primarily due to the Company’s higher net income, increases in deferred revenue resulting from the Company’s warranty and Early Warning products and the receipt of rebates from vendors.

Cash used in investing activities increased in the first half of 2003, compared to the first half of 2002, primarily due to increased capital expenditures in the current period incurred to support the Company’s strategic plan for growth. The Company expects to spend approximately $2,000,000 on capital expenditures during the remaining half of 2003. Additionally, in July 2003, the Company made a $345,000 equity investment in its French licensee and is considering additional investments of up to $350,000 in its French licensee during the remainder of the 2003.

Cash used in financing activities decreased in the first half of 2003, compared to the first half of 2002. Cash used for financing activities in 2002 included $3,498,000 in repurchases of the Company’s common stock, partially offset by the proceeds from the exercise of stock options. No common stock was repurchased and no stock options were exercised in the first half of 2003. In June 2003, the Company issued 79,899 of shares under its employee stock purchase plan.

As of June 30, 2003, the Company had working capital of $15,563,000. The Company believes that it has sufficient capital resources to meet its anticipated capital and operating requirements for at least the next twelve months using existing working capital, and cash flows from operations and, if necessary, drawing upon the Company’s line of credit facility. The line of credit provides for maximum borrowings up to $10,000,000 under an unsecured line of credit facility which expires in June 2005. Outstanding borrowings under this line of credit facility bear annual interest, payable monthly, at the bank’s base rate (4% at June 30, 2003), or if converted, based upon the LIBOR rate plus 200 basis points (3.12% at June 30, 2003). No borrowings were outstanding under the line of credit facility as of June 30, 2003. The $250,000 irrevocable letter of credit previously established for a vendor in November 2002 expired during the quarter; therefore, the $250,000 letter of credit no longer reduces the available borrowings under the line of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has limited exposure to market risk due to the nature of its financial instruments. The Company’s financial instruments at June 30, 2003, consisted of cash and cash equivalents, accounts receivable, accounts payable, deposits, accrued liabilities, and capital lease obligations. The fair value of these financial instruments as of June 30, 2003, approximated their carrying values.

The Company’s interest rate exposure is limited primarily to the effect of interest rate changes on its $10,000,000 variable rate line of credit facility. An immediate adverse change in market interest rates would not have had any effect on the Company’s interest expense for the three and six months ended June 30, 2003, as there were no borrowings outstanding during the period under its line of credit facility.

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

In December 2002, the Company established a Brazilian subsidiary, with operations that began in May 2003. Purchase and sale transactions denominated in Brazil’s currency (Real) occurred in the quarter ended June 30, 2003 resulting in minimal foreign currency exposure. If the Company encounters material foreign currency exposure in the future, the Company may elect to manage the related exposure by utilizing a hedging strategy.

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

Item 4. Controls and Procedures

Based on their evaluations, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) are effective in timely alerting them to material information required to be included in the Company’s periodic Securities and Exchange Commission filings. There have been no changes in the Company’s internal control over financial reporting during the second fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on May 29, 2003. At the meeting, Ronald J. Rossi, Joseph F. Abely, Lee T. Sprague, Robert J. Murray, Larry C. Renfro, Harvey Rosenthal, John H. MacKinnon and Robert L. Rewey were elected to serve as directors of the Company until the next annual meeting of stockholders or until their successors shall have been duly elected and qualified. In addition, the 2003 Stock Incentive Plan was approved. The results of the votes were as follows:

1.	Election of Directors

	For	Withheld
Ronald J. Rossi	13,416,978	319,175
Joseph F. Abely	13,519,830	216,323
Lee T. Sprague	13,434,037	302,116
Robert J. Murray	13,430,678	305,475
Larry C. Renfro	9,366,997	4,369,156
Harvey Rosenthal	9,366,371	4,369,782
John H. MacKinnon	9,366,771	4,369,382
Robert L. Rewey	13,432,278	303,875

2.	Adoption of the 2003 Stock Incentive Plan

For:	6,680,779
Against:	4,048,090
Abstain:	39,938
Broker Non-Votes:	2,967,346

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

10.1	Avenant Au Contrat D’Emission D’Obligations Convertibles, (Amendment to Agreement to Issue Convertible Bonds), dated March 25, 2003, between the Company and its French licensee, Traqueur.
(a) As executed
(b) English translation

10.2	Protocle D’investissement (Investment Agreeement), dated July 28, 2003, between the Company and its French licensee, Traqueur.
(a) As executed
(b) English translation

10.3	Letter agreements, dated July 28, 2003, to purchase 400 shares of Traqueur
(a) A proposed transfer of shares and waiver of preemptive rights
(b) Letter regarding exercise of preemptive rights to purchase by LoJack Corporation
(c) Letter to waive preemptive rights by Tracker Network UK Limited

10.4	Form of Change of Control Agreements.

10.5	Amendment to Change of Control Agreement between LoJack Corporation and Joseph F. Abely

31.1	Certification Pursuant to Rule 13a-14(a)/15(d)–14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15(d)–14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On August 8, 2003, the Company filed a Current Report on Form 8-K furnishing a press release issued by the Company on August 8, 2003, setting forth the Company’s results of operations and financial condition for the fiscal quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation
Registrant

Date: August 14, 2003	By:	/s/ RONALD J. ROSSI
Ronald J. Rossi
Chairman of the Board of Directors
and Chief Executive Officer

Date: August 14, 2003	By:	/s/ JOSEPH F. ABELY
Joseph F. Abely
President and Chief Operating Officer

Date: August 14, 2003	By:	/s/ KEITH E. FARRIS
Keith E. Farris
Chief Financial Officer
(Principal Financial Officer)