Form 10-Q
period 2003-09-30
LOJACK CORP
filed 2003-11-10
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO  ☒

There were 14,855,840 shares issued and outstanding of the registrant’s common stock, $.01 par value, as of November 6, 2003.

LOJACK CORPORATION AND SUBSIDIARIES

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	(Unaudited)
	September 30, 2003	December 31, 2002
ASSETS

CURRENT ASSETS:
Cash and equivalents	$3,501	$1,367
Accounts receivable - Net	23,408	19,152
Inventories	8,865	7,965
Prepaid expenses and other	1,613	3,175
Prepaid income taxes	—	219
Deferred income taxes	2,554	2,358

Total current assets	39,941	34,236

PROPERTY AND EQUIPMENT - Net	14,863	13,404

DEFERRED INCOME TAXES	3,210	2,886
OTHER ASSETS - Net	3,960	4,477

TOTAL	$61,974	$55,003

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of capital lease obligations	$1,014	$1,504
Accounts payable	8,464	10,950
Accrued and other liabilities	2,910	1,392
Customer deposits	256	794
Current portion of deferred revenue	5,617	4,527
Accrued compensation	3,440	2,214

Total current liabilities	21,701	21,381

ACCRUED COMPENSATION	335	508

DEFERRED REVENUE	13,592	11,682

CAPITAL LEASE OBLIGATIONS	339	1,064

TOTAL LIABILITIES	35,967	34,635

STOCKHOLDERS’ EQUITY:
Common stock - $.01 par value; authorized, 35,000,000 shares; issued, 14,855,840 at September 30, 2003 and 23,403,675 at December 31, 2002	149	234
Additional paid-in capital	—	63,884
Retained earnings	25,858	34,952
Treasury stock, at cost, no shares of common stock at September 30, 2003, and 8,663,034 shares of common stock at December 31, 2002	—	(78,702)

Total stockholders’ equity	26,007	20,368

TOTAL	$61,974	$55,003

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	(Unaudited) THREE MONTHS ENDED
	September 30, 2003	September 30, 2002
Revenues	$33,752	$31,087

Cost of goods sold:
Product and installation costs	15,183	15,655
Systems costs (exclusive of depreciation shown below)	725	648

Total	15,908	16,303

Gross margin	17,844	14,784

Costs and expenses:
Research and development	730	674
Sales and marketing	9,053	8,820
General and administrative	3,477	3,318
Depreciation and amortization	561	655

Total	13,821	13,467

Operating income	4,023	1,317

Other income (expense):
Interest income	38	51
Interest expense	(26)	(59)
Other income (expense)	40	(18)

Total	52	(26)

Income before provision for income taxes	4,075	1,291
Provision for income taxes	1,589	478

Net income	$2,486	$813

Earnings per share:
Basic	$0.17	$0.06

Diluted	$0.17	$0.06

Weighted average shares:
Basic	14,836,376	14,669,147

Diluted	15,058,708	14,669,147

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	(Unaudited) NINE MONTHS ENDED
	September 30, 2003	September 30, 2002
Revenues	$92,806	$88,906

Cost of goods sold:
Product and installation costs	42,718	44,056
Systems costs (exclusive of depreciation shown below)	2,285	1,729

Total	45,003	45,785

Gross margin	47,803	43,121

Costs and expenses:
Research and development	2,295	1,529
Sales and marketing	24,634	27,852
General and administrative	10,779	10,538
Depreciation and amortization	1,688	1,673

Total	39,396	41,592

Operating income	8,407	1,529

Other income (expense):
Interest income	96	98
Interest expense	(76)	(167)
Other expense	27	8

Total	47	(61)

Income before provision for income taxes	8,454	1,468
Provision for income taxes	3,297	543

Net income	$5,157	$925

Earnings per share:
Basic	$0.35	$0.06

Diluted	$0.35	$0.06

Weighted average shares:
Basic	14,783,442	14,691,748

Diluted	14,862,980	14,735,207

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) NINE MONTHS ENDED
	September 30, 2003	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,157	$925

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred revenue recognized	(10,024)	(4,093)
Deferred revenue additions	13,024	6,626
Depreciation and amortization	3,324	3,124
Provision for doubtful accounts	104	496
Gain on disposal of fixed assets	(517)	(151)
Deferred income taxes	(520)	(1,000)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(4,666)	(6,027)
Inventories	(900)	(1,319)
Prepaid expenses and other	1,562	(534)
Prepaid income taxes	219	141
Other assets	122	(232)
Accounts payable	(2,486)	5,243
Customer deposits	(538)	(349)
Accrued and other liabilities	2,519	1,973

Net cash provided by operating activities	6,380	4,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	(3,681)	(1,882)
Proceeds from sale of fixed assets	526	195
Investment in foreign licensee	(410)	—

Net cash used for investing activities	(3,565)	(1,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	194	1,268
Issuance of shares under employee stock purchase plan	288	—
Repayment of capital lease obligations	(1,163)	(1,529)
Repurchase of common stock	—	(3,498)

Net cash used for financing activities	(681)	(3,759)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	2,134	(623)
BEGINNING CASH AND EQUIVALENTS	1,367	5,889

ENDING CASH AND EQUIVALENTS	$3,501	$5,266

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying consolidated financial statements and notes do not include all of the disclosures made in LoJack Corporation’s Annual Report to Stockholders, which should be read in conjunction with these statements. In the opinion of LoJack Corporation (“the Company”), the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the quarterly results and any and all such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the unaudited interim statements of income for the three and nine months ended September 30, 2002 to conform to current year presentation.

2.	Supplemental Disclosures of Cash Flow Information

Cash payments for interest, relating to capital lease obligations, for the nine months ended September 30, 2003 and 2002, were $76,000 and $167,000, respectively. Cash payments for income taxes for the nine months ended September 30, 2003 and 2002, were $2,979,000 and $2,075,000, respectively.

Periodically, the Company has made investments in its subsidiaries in the form of cash and by converting receivables to equity. During the first quarter of 2003, the Company obtained a 12.5% equity interest in its Mexican licensee by converting $1,502,000 of an outstanding receivable. Additionally, during the first quarter of 2003, an outstanding receivable of $306,000 was converted into an additional equity interest in the Company’s French licensee. In both instances, the carrying amount of the receivable was deemed to be equal to the fair value of the investment in the licensee.

3.	Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation for employees and directors under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has elected the disclosure alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock based employee compensation costs are reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had a compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123, the Company’s net income and basic and diluted net income per share for the three and nine months ended September 30, 2003 and 2002, would have been as follows:

(in thousands except per share amounts)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Net income, as reported	$2,486	$813	$5,157	$925

Deduct: Total stock-based employee compensation expense determined under the fair value method for all stock options, net of related tax effects:	(274)	(355)	(860)	(1,209)

Pro forma net income (loss):	$2,212	$458	$4,297	$(284)

Earnings per share:
Basic and diluted, as reported	$0.17	$0.06	$0.35	$0.06
Basic and diluted, pro forma	$0.15	$0.03	$0.29	$(0.02)

4.	Earnings per share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the effect of the exercise of the Company’s outstanding options (using the treasury stock method), except where such exercises would be antidilutive.

A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended September 30, 2003 and 2002 is as follows:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Weighted average shares for basic	14,836,376	14,669,147
Dilutive effect of stock options	222,332	—

Weighted average shares for diluted	15,058,708	14,669,147

A reconciliation of weighted average shares used for the basic and diluted computations for the nine months ended September 30, 2003 and 2002 is as follows:

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Weighted average shares for basic	14,783,442	14,691,748
Dilutive effect of stock options	79,538	43,459

Weighted average shares for diluted	14,862,980	14,735,207

Options to purchase 2,691,120 and 3,927,145 shares of common stock were not included in the computation of diluted earnings per share for the three months ended September 30, 2003 and 2002, respectively. Options to purchase 3,719,817 and 3,610,778 shares of common stock were not included in the computation of diluted earnings per share for the nine months ended September 30, 2003 and 2002, respectively. Such options have been excluded because the options’ exercise prices were greater than the average market price of the common stock on those dates and, as a result, their effect would have been antidilutive.

5.	Segment Reporting

The Company has determined that it has two reportable segments: the domestic segment and the international segment. The Company considers these two segments separately reportable as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company’s Senior Management. Certain general overhead costs have been allocated to each segment based on methods considered to be reasonable by the Company’s senior management. Income taxes have been allocated to each segment using the Company’s effective tax rate of 39% for the three and nine months ended September 30, 2003 and 37% for the three and nine months ended September 30, 2002.

The following table presents information about the Company’s segments for the three months ended September 30, 2003 and 2002:

	Domestic Segment	International Segment	Consolidated
2003
Revenues:
Product sales	$27,440,000	$4,781,000	$32,221,000
License fees, royalties and system component revenues	—	1,531,000	1,531,000

Total revenues	$27,440,000	$6,312,000	$33,752,000

Segment net income	$1,098,000	$1,388,000	$2,486,000

2002
Revenues:
Product sales	$26,059,000	$4,231,000	$30,290,000
License fees, royalties and system component revenues	—	797,000	797,000

Total revenues	$26,059,000	$5,028,000	$31,087,000

Segment net income	$203,000	$610,000	$813,000

The following table presents information about the Company’s segments for the nine months ended September 30, 2003 and 2002:

	Domestic Segment	International Segment	Consolidated
2003
Revenues:
Product sales	$76,069,000	$13,025,000	$89,094,000
License fees, royalties and system component revenues	—	3,712,000	3,712,000

Total revenues	$76,069,000	$16,737,000	$92,806,000

Segment net income	$1,894,000	$3,263,000	$5,157,000

2002
Revenues:
Product sales	$74,357,000	$11,552,000	$85,909,000
License fees, royalties and system component revenues	—	2,997,000	2,997,000

Total revenues	$74,357,000	$14,549,000	$88,906,000

Segment net income (loss)	$(911,000)	$1,836,000	$925,000

6.	Other Assets

Other assets consist of the following:

	September 30, 2003	December 31, 2002
Investment in foreign licensees	$3,607,000	$1,389,000
Long term deferred receivable from licensee	—	1,502,000
Capitalized and purchased development costs	—	1,193,000
Patents, net	162,000	207,000
Security deposits	137,000	138,000
Vendor deposits	54,000	48,000

Total other assets	$3,960,000	$4,477,000

Periodically, the Company has made investments in its foreign licensees in the form of cash and by converting receivables to equity. As of September 30, 2003, investments in foreign licensees of $3,607,000 included a 12.5% equity interest in the Company’s Mexican licensee, totaling $1,502,000, which was converted from a receivable that was outstanding at December 31, 2002, and a 17.05% equity interest in its French licensee, totaling $2,105,000. In October 2003, the Company invested an additional $347,000 in its French licensee as a part of a $1.69 million convertible debt-to-equity cash infusion from existing investors. These investments are accounted for using the cost method of accounting. Under the cost method of accounting, the investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. Management periodically reviews the carrying value of these investments. Based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and independent third party valuations, when appropriate, Management has concluded that there are no impairments to the fair value of these investments that should be viewed as other-than-temporary. The Company has not recorded any gains or losses on these investments through September 30, 2003.

Previously capitalized development and implementation costs of $1,065,000, relating to the Company’s new product, LoJack Early Warning™, launched nationally in the first quarter of 2003, were placed in service and transferred from other assets to property, plant, and equipment. The remaining capitalized and purchased development costs were expensed in the second quarter of 2003 as the related project was abandoned.

7.	Stockholder’s Equity

On July 24, 2003, the Company’s Board of Directors approved the retirement of 8,663,034 shares of treasury stock. The par value of the 8,663,034 shares of $87,000 was deducted from common stock while the remaining $78,615,000 cost of the treasury stock was allocated entirely to additional paid-in capital. Prior to the retirement of the treasury stock, the sum of $14,250,000 was transferred from retained earnings to additional paid-in capital.

8.	Warranty costs

The Company warrants to consumers that the LoJack Unit will be free from defects in material or workmanship for a period of two years from the date of installation. The Company also warrants to purchasers of the LoJack Unit that, if the LoJack Unit equipped vehicle is stolen in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time the theft is reported to the police, the Company will pay the consumer an amount equal to the full purchase price of the LoJack Unit. Anticipated costs related to this standard product warranty are charged against income at the time of sale of the related product. Warranty costs for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Balance at beginning of period:	$452,000	$437,000	$425,000	$430,000
Charges to cost and expenses:	36,000	29,000	121,000	108,000
Paid Claims:	(29,000)	(35,000)	(87,000)	(107,000)

Balance at end of period:	$459,000	$431,000	$459,000	$431,000

9.	New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair values of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF Issue No. 00-21 was effective for the Company for revenue arrangements entered into on or after July 1, 2003. The adoption of EITF Issue No. 00-21 did not have any impact on the Company’s consolidated financial position or results of operations.

In January 2003, the Financial Accounting Standards Boards (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addressed consolidation by a business of variable interest entities in which it is the primary beneficiary. In October 2003, the FASB deferred the effective date of FIN 46 to interim periods ending after December 15, 2003, in order to address a number of interpretation and implementation issues. The Company does not expect the adoption of the final interpretation to have a material impact on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies, Commitments and Certain Other Matters

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Management is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The actual results could differ from those estimates. A “critical accounting policy” is one that is both important to the portrayal of the Company’s financial condition and results of operations and requires Management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The significant accounting policies, which the Company believes to be the most critical in understanding and evaluating the Company’s reported financial position and results of operations, include:

Revenue Recognition and Deferred Revenue. The Company earns revenues primarily from the domestic sale and installation of LoJack Units and LoJack Early Warning, sale of products and components to international licensees, receipt of international license fees and royalties, and sale of extended and enhanced warranty programs.

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

Revenues from the sales of products and components of the LoJack System to international licensees are recognized upon shipment to the licensee or when payment becomes reasonably assured, if later. Revenues from international license fees are recognized ratably over the initial term of the license, typically ten years.

The Company warrants to consumers that the LoJack Unit and related products will be free from defects in material or workmanship for a period of two years from the date of installation. The Company also warrants to purchasers of LoJack Units that if their LoJack equipped vehicle is stolen in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time that the theft is reported to the police, the Company will pay the consumer an amount equal to the full purchase price of the LoJack Unit up to a maximum of $695. The actual warranty expense is partially contingent upon the percentage of consumer vehicles not recovered. Historically, LoJack technology has proven to be successful with a consistently high 90% recovery rate since the product was introduced in 1986. If the actual recovery rates were to decline significantly, adverse differences relating to the amount of warranty costs to be accrued could result. Historically, the Company’s warranty claims have been within the range of Management’s estimates and recorded warranty reserves.

The Company sells several types of contractual extended warranty products. Effective January 1, 2002, for those warranty products to which a third party, and not the Company, is the primary obligor, the Company recognizes payments for these contracts, net of related costs, in revenues at the time of sale. If the laws of jurisdictions change so that the Company is determined to be the primary obligor, revenues may have to be deferred under such circumstances. Management believes that if these jurisdictional changes occur, reported revenues could be adversely impacted.

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

Research and Development. Costs for research and development are expensed when incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. A substantial portion of the Company’s research and development efforts have been outsourced to third parties. The contracts with third parties require payments based upon completion of defined milestones. Because these milestones and the rate of achievement are unpredictable, the Company’s recorded research and development expenses may vary significantly from period to period. Such variability can have a significant impact on our operations and cash flows.

Valuation of cost investments. The Company has made investments in certain foreign licensees, including its French, Argentine and Mexican licensees. As of September 30, 2003, these investments have resulted in ownership of less than 20% of any one licensee, resulting in accounting for these investments using the cost method of accounting. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. The carrying value of these investments are periodically reviewed. Based upon projections of anticipated future cash flows, market conditions, legal factors, market potential and operational performance, Management has concluded that there are no impairments to the fair value of these investments that should be viewed as other than temporary. The Company has not recorded any gains or losses on these investments through September 30, 2003. While Management believes that its estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in operating in these foreign markets could materially affect the Company’s evaluations and result in impairment charges against the carrying value of these investments.

Results of Operations for the three and nine months ended September 30, 2003 versus the three and nine months ended September 30, 2002

Revenues for the three and nine months ended September 30, 2003 increased by $2,665,000, or 9%, and $3,900,000, or 4% as compared to the same periods a year ago.

For the three months ended September 30, 2003, domestic revenues increased by 5%, or $1,381,000, as compared to the same period a year ago, primarily due to:

•	An increase of $1,092,000 in revenue resulting from a 2% increase in the number of LoJack Units sold during the period as well as an increase in the average revenue per unit sold reflecting a price increase that was implemented in the fourth quarter of 2002;

•	An increase of $488,000 in net revenue recognized from the sale of warranty products. In most domestic jurisdictions, the Company sells contractual extended warranty products and recognizes revenues ratably over the term of the contract. The Company also sells a warranty product for which a third party, and not the Company, is the primary obligor on the contract at the time of sale. In most jurisdictions, the Company recognizes payments for these contracts, net of related costs, in revenues at the time of sale. There were significantly more jurisdictions in which a third party was the primary obligor during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002; and

•	A decrease in revenues of $350,000 from other automobile security products as emphasis shifted from these products to the aforementioned warranty products and the LoJack Early Warning product, which was introduced nationally in the first quarter of 2003, for which revenues are initially deferred and then recognized over five years ($1,855,000 was deferred as of September 30, 2003).

For the nine months ended September 30, 2003, domestic revenues increased by 2%, or $1,712,000, primarily due to the reasons discussed above resulting in:

•	An increase of $960,000 in revenue due to a 1% increase in the number of LoJack Units sold during the period;

•	An increase of $1,676,000 in warranty revenue;

•	A decrease of $1,167,000 in revenues from other automobile security products as compared to the same period a year ago; and

•	The recognition of $243,000 of previously deferred revenue related to LoJack Early Warning.

For the three months ended September 30, 2003, international revenues increased by 26%, or $1,284,000, as compared to the same period a year ago primarily due to:

•	Increased shipments of $929,000 to the Company’s licensees in Latin America;

•	A reduction of $303,000 in sales to the Company’s French licensee, which made considerable purchases in 2002 in connection with its startup; and

•	The termination of contracts with certain licensees and the resolution of certain contingencies resulting in accelerated recognition of previously deferred license fee revenue of $659,000. Management believes that, as of September 30, 2003, the Company no longer has future obligations under the related license arrangements.

For the nine months ended September 30, 2003, international revenues increased by 15%, or $2,188,000, as compared to the same period a year ago, primarily due to:

•	Additional revenues of $3,134,000 from the Company’s licensee in Argentina, including revenues of $650,000 which had been deferred during 2002 because collectibility was not reasonably assured through December 31, 2002;

•	Additional revenues of $1,970,000 from licensees in Spain, Mexico and South Africa;

•	The recognition of $659,000 from previously deferred license fee revenue as discussed above;

•	A decrease of $2,188,000 in shipments to one of the Company’s major Latin American licensees, as geopolitical conditions in Venezuela affected the licensee’s ability to access funds and place orders during the period; and

•	Lower sales of $1,110,000 to the Company’s French licensee as discussed above.

Cost of goods sold for the three and nine months ended September 30, 2003 were 47% and 48% of revenues, respectively, compared to 52% and 51% of revenues, respectively, for the same periods a year ago. Domestic cost of goods sold for the three and nine months ended September 30, 2003 were 47% and 48% of revenues, respectively, compared to 52% and 51% of revenues, respectively, for the same periods a year ago, reflecting continuing initiatives to reduce the overall installed cost of the product. International cost of goods sold for the third quarter of 2003 decreased to 47% of revenues, from 57% of revenues for the same period a year ago, while international cost of goods sold for the nine months ended September 30, 2003, was 50% of revenues compared to 56% of revenues for the same period a year ago. These decreases are largely due to $659,000 of previously deferred license fee revenue, which had no associated cost of goods sold, being recognized in the third quarter of 2003 as previously described.

Research and development expense increased by $56,000 and $766,000 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods a year earlier. The $766,000 increase was mainly attributable to additional personnel costs and increased office rental expenses of $404,000 incurred in the first half of the year, as compared to the same period a year earlier, as the Company increased its engineering capability, supporting new products and infrastructure equipment. The increase was also due to $306,000 of engineering expenses incurred in the second quarter of 2003 including $180,000 to establish local manufacturing of the Company’s products in Brazil and $126,000 relating to new product development costs.

Sales and marketing expenses increased $233,000 for the three months ended September 30, 2003 as compared to the same period a year earlier, primarily due to $143,000 of additional bad debt expenses and increased consulting fees of $90,000 relating to the ongoing objective to achieve better operating efficiencies within the sales organization. Sales and marketing decreased $3,218,000 for the nine months ended September 30, 2003, as compared to the same period a year ago, primarily due to $2,744,000 of lower media and advertising spending. The decrease also relates to $430,000 of reduced bad debt expense as compared to the same period a year earlier. The Company expects the level of media and advertising spending in the fourth quarter of 2003 to approximate the amount spent for the same period a year ago.

General and administrative expense increased by $159,000 and $241,000, for the three and nine months ended September 30, 2003, respectively, as compared to the same periods a year earlier. The increases resulted primarily from $549,000 and $819,000, respectively, of increased staffing related expenses, including incentive compensation expense as a result of improved Company performance over the prior year. These increases are offset by reduced legal fees of $233,000 and $268,000, respectively, as the fee arrangement with the Company’s lead outside counsel was renegotiated and fewer engagements were incurred with the Company’s international legal consultants. The increases were also offset by reduced office related expenses of $193,000 and $415,000 respectively, as the Company continued to focus on cost control initiatives during the period.

Other income increased by $78,000 and $108,000 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods a year earlier, primarily because of reduced interest expense recorded in connection with capital leases of the Company’s installation vehicles.

The provision for income taxes increased by $1,111,000 and $2,754,000 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods a year earlier. The increases were a result of $2,784,000 and $6,986,000 in additional related taxable income for the three and nine months ended September 30, 2003, respectively, as compared to the same periods a year earlier, and an increase in the Company’s effective tax rate from 37% in the three and nine months ended September 30, 2002, to 39% for the three and nine months ended September 30, 2003. The increase in the effective tax rate is primarily a result of an increase in expenses that are nondeductible for federal income tax purposes.

As a result of the foregoing, net income increased by $1,673,000 and $4,232,000 for the three and nine months ended September 30, 2003, to $2,486,000 and $5,157,000, respectively, from $813,000 and $925,000 for the three and nine months ended September 30, 2002.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended
(In thousands)	September 30, 2003	September 30, 2002
Cash provided by (used in):
Operating activities	$6,380	$4,823
Investing activities	(3,565)	(1,687)
Financing activities	(681)	(3,759)

Net change in cash and cash equivalents	$2,134	$(623)

Cash provided by operating activities increased during the nine months ended September 30, 2003 compared to the same period a year ago, primarily due to increased net income in 2003 of $4.2 million and deferred revenue additions of $6.4 million relating to warranties and products. This increase was partially offset by a decrease in working capital accounts of $3 million and the amount of deferred revenue recognized of $5.9 million. The decrease in working capital of $3 million is mainly attributable to (1) changes in accounts payable due to timing of vendor payments, (2) changes in accounts receivable balances reflecting the current period growth in volume, (3) increase of inventory levels as the company prepares for higher sales volumes, and (4) receipt of a major vendor volume rebate in 2003.

Cash used in investing activities increased in the first nine months of 2003, compared to the first nine months of 2002, primarily due to increased capital expenditures incurred for maintaining system infrastructure and for expansion to support the Company’s strategic plan for growth. The Company expects to spend approximately $500,000 on capital expenditures during the remainder of 2003. Periodically, the Company has made investments in its licensees either in the form of cash or by converting receivable balances to equity. During the nine months ended September 30, 2003, the Company made additional cash investments in its French licensee, totaling $410,000. In October 2003, the Company invested an additional $347,000 in its French licensee as a part of a $1.69 million convertible debt to equity cash infusion from existing investors.

At September 30, 2003, the carrying value of the Company’s investment in its French licensee amounted to $2.1 million. The Company also has a deferred balance of $510,000 related to unamortized license fee revenue and a deferred balance of $127,000 related to gross margin on shipments of LoJack products to this licensee. The French licensee, in the early stage of operations, has (1) been allocated a required frequency from the French Telecommunications Regulatory Authority, (2) received approval from police forces to equip their vehicles with the licensee’s receivers, (3) installed significant infrastructure sufficient to cover its major markets, (4) partnered with major automobile manufacturers to distribute its products, and (5) begun to sell and install products. As anticipated, the licensee is not yet generating positive cash flow at this time and requires additional financing. The French licensee is currently negotiating with potential new investors to raise approximately $4 to $5 million of additional capital, which is expected to support operations through the end of the first quarter of 2005. The need for further capital is dependent on many factors including the growth of revenues, the customer base and expense levels. At this time, the Company does not believe that its investment is impaired. The Company may be required to record an impairment charge in a future period if, (1) the licensee is unable to raise sufficient capital to continue operations, (2) the licensee raises sufficient capital, but at a lower stock price than currently valued and/or (3) the operations and future cash flows of the licensee vary significantly from current projections, adversely affecting the viability of the business.

Cash used in financing activities decreased in the first nine months of 2003, compared to the first nine months of 2002. Cash used for financing activities in 2002 included $3,498,000 in repurchases of the Company’s common stock partially offset by the proceeds from the exercise of stock options. No common stock was repurchased during the first nine months of 2003. In June 2003, the Company issued 79,899 of shares under its employee stock purchase plan generating proceeds of $288,000.

As of September 30, 2003, the Company had working capital of $18,240,000. The Company believes that it has sufficient capital resources to meet its anticipated capital and operating requirements for at least the next twelve months using existing working capital, and cash flows from operations and, if necessary, drawing upon the Company’s line of credit facility. The line of credit provides for maximum borrowings up to $10,000,000 under an unsecured line of credit facility which expires in June 2005. Outstanding borrowings under this line of credit facility bear annual interest, payable monthly, at the bank’s base rate (4% at September 30, 2003), or if converted, based upon the LIBOR rate plus 200 basis points (3.12% at September 30, 2003). The entire $10,000,000 letter of credit facility was available to the Company and no borrowings under such facility were outstanding as of September 30, 2003.

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

The Company has limited exposure to market risk due to the nature of its financial instruments. The Company’s financial instruments at September 30, 2003, consisted of cash and cash equivalents, accounts receivable, accounts payable, deposits, accrued liabilities, and capital lease obligations. The fair value of these financial instruments as of September 30, 2003, approximated their carrying values.

The Company’s interest rate exposure is limited primarily to the effect of interest rate changes on its $10,000,000 variable rate line of credit facility. An immediate adverse change in market interest rates would not have had any effect on the Company’s interest expense for the three and nine months ended September 30, 2003, as there were no borrowings outstanding during the period under its line of credit facility.

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

In December 2002, the Company established a Brazilian subsidiary, with operations that began in May 2003. Purchase and sale transactions denominated in Brazil’s currency (Real) occurred during the three and nine months ended September 30, 2003, resulting in minimal foreign currency exposure. If the Company encounters material foreign currency exposure in the future, the Company may elect to manage the related exposure by utilizing a hedging strategy.

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

Based on their evaluations, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, are effective.

There have been no changes in the Company’s internal control over financial reporting during the third fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

10.1

Termes et conditions de l’avance en compte courant au profit de la societe, (Advance Agreement), dated October 31, 2003, between the Company and its French licensee, Traqueur.

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

On August 8, 2003, the Company filed a Current Report on Form 8-K furnishing a press release issued by the Company on the same date, setting forth the Company’s results of operations and financial condition for the fiscal quarter ended June 30, 2003 (Items 7 and 12).

On November 10, 2003, the Company filed a Current Report on Form 8-K furnishing a press release issued by the Company on November 10, 2003, setting forth the Company’s results of operations and financial condition for the fiscal quarter ended September 30, 2003 (Item 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation Registrant

Date: November 10, 2003	By:	/s/ Ronald J. Rossi

Ronald J. Rossi Chairman of the Board of Directors and Chief Executive Officer

Date: November 10, 2003	By:	/s/ Joseph F. Abely

Joseph F. Abely President and Chief Operating Officer

Date: November 10, 2003	By:	/s/ Keith E. Farris

Keith E. Farris Chief Financial Officer (Principal Financial Officer)