Form 10-K
period 2003-12-31
LOJACK CORP
filed 2004-03-26
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2003.

or

☐	Transition Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                  to                 .

Commission File No. 1-8439

LOJACK CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2664794
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

200 Lowder Brook Drive, Suite 1000 Westwood, Massachusetts	02090
(Address of Principal Executive Offices)	(Zip Code)

(781) 251-4700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $.01 par value (the “Common Stock”) held by non-affiliates was approximately $71,477,000 as of June 30, 2003. The aggregate market value of Common Stock indicated is based upon the last traded price of the Common Stock as reported by NASDAQ on June 30, 2003.

As of March 22, 2004, there were issued and outstanding 15,103,532 shares of the registrant’s Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the definitive Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held on May 20, 2004 (Part III, Items 10, 11, 12, 13 and 14).

LOJACK CORPORATION

In as much as the calculation of shares of the registrant’s voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the registrant’s best good faith estimate for purposes of this Annual Report on Form 10-K. All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 10% of registrant’s Common Stock, as disclosed herein, were considered for purposes of this disclosure to be held by affiliates.

PART I

ITEM 1 - BUSINESS

GENERAL

LoJack Corporation (“LoJack” or the “Company”) was organized as a Massachusetts corporation in 1978. LoJack is a worldwide marketer of wireless security and location products and services.

The Company develops and markets the LoJack® Stolen Vehicle Recovery System (“LoJack System”), a unique, proprietary system designed to assist law enforcement personnel in locating, tracking and recovering stolen vehicles. In 2002, the Company introduced the LoJack Early Warning™ Recovery System (“LoJack Early Warning”), a product building on the Company’s stolen vehicle recovery technology that provides early notification to a vehicle owner in the event an unauthorized user is operating the vehicle. In addition, LoJack develops and markets a product line of its proprietary LoJack System designated for use in international markets where it may not be practicable or desirable to implement the fully integrated LoJack System.

The LoJack System is comprised of a Registration System, maintained and operated by LoJack; a Sector Activation System (“SAS”) and Vehicle Tracking Units, formerly known as a Police Tracking Computer or PTC, operated by law enforcement officials (the “Law Enforcement Components”); and a Vehicle Location Unit (formerly known as the LoJack Unit). The LoJack System is designed to be integrated into existing law enforcement computer systems and telecommunication systems and procedures. If a car equipped with a Vehicle Location Unit is stolen, its owner should report the theft as usual to the local police department. If the theft involves a vehicle equipped with a Vehicle Location Unit and is reported in a jurisdiction where the LoJack System is operational, a unique radio signal will be transmitted automatically to the Vehicle Location Unit in the stolen vehicle, activating its tracking signal. The Vehicle Tracking Unit, installed in police patrol cars and aircraft throughout the coverage areas and used to lead law enforcement officers to the stolen vehicle, uses sophisticated direction-finding technology to locate the source of the tracking signal emitted from the Vehicle Location Unit.

The Company’s revenues in the United States are derived primarily from the sale of Vehicle Location Units, LoJack Early Warning, alarms and related products, and extended warranties on its products, to consumers. Approximately 91% of domestic sales are made through a distribution network consisting of dealers of new and used automobiles. The Company has built strong consumer brand awareness in the United States.

The Company’s licensed stolen vehicle recovery technology and rights are operational in 25 countries and territories around the world. Revenues are derived from product sales, royalties and license fees pursuant to these agreements. Revenues from the international segment comprised approximately 20% of the Company’s consolidated revenues for the year ended December 31, 2003. The Company’s stolen vehicle recovery technology also has the flexibility to operate with private security agencies, independent of existing law enforcement communication networks.

The Company’s strategy is to use existing internal resources and partnerships to drive more aggressive business growth through its automotive channel domestically, and internationally through the Company’s licensees and their strategic relationships with insurance companies and automobile manufacturers. Domestically, the Company uses varied distribution and installation programs to more cost effectively sell and install LoJack Systems. Internationally, the Company intends to drive unit sales growth through existing licensees by helping to develop their business models, developing a global technology roadmap and expanding system infrastructure. The Company from time to time may make direct strategic investments in international licensees, some of which may be substantial.

The Company intends to expand the use of its technology to those domestic and international markets where the combination of new vehicle sales, population density and incidence of vehicle theft is high. Additionally, the Company plans to develop and introduce new products that leverage its brand recognition and reputation for vehicle recovery. LoJack is currently working with two unrelated parties to develop a “next generation” of the Vehicle Location Unit, to replace the current version. The status and expectation of these designs are discussed more fully under the heading “New Product Developments”.

OPERATION OF THE LOJACK SYSTEM IN THE UNITED STATES

Beginning in 1985, under agreements with state agencies, LoJack generally furnishes the Law Enforcement Components for distribution to state, county and municipal law enforcement agencies for a nominal rent or at no cost. The installation, testing and maintenance of the Law Enforcement Components are primarily the responsibility of LoJack. LoJack generally owns the Law Enforcement Components. The LoJack System is designed to integrate with law enforcement systems. The local law enforcement agency operates the Law Enforcement Components as required during the term of each state, county or municipality’s agreement with LoJack. The agreements with the applicable law enforcement agencies generally are for initial terms of up to five years. To date, substantially all such agreements that have expired have been renewed or are in the process of renewal.

Renewal or extension of any such agreement may be subject to competitive bidding. The Company has no legal obligation to retail customers to provide ongoing systems support and maintenance or to refund any of the purchase price if these agreements expire and are not renewed, or are terminated either by LoJack or by the local law enforcement agencies.

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

Michigan

New Jersey

Rhode Island

Major metropolitan areas, cities and high crime area coverage* is available in the following states:

Colorado

Delaware

Florida

Georgia

Illinois

Louisiana

Nevada

New Hampshire

New York

Pennsylvania

Texas

Virginia

Washington

Coverage in the State of North Carolina is in process and the Company expects it will be completed by the end of the second quarter of 2004.

*	Coverage areas have been identified and defined based on a qualitative analysis of population density, geography and distribution of Vehicle Tracking Units.

THE LOJACK SYSTEM

The LoJack System consists of these components:

1.	Vehicle Location Unit

2.	Vehicle Tracking Unit

3.	Sector Activation System

4.	Registration System

The Vehicle Location Unit. The Vehicle Location Unit is the component of the LoJack System that is installed in a purchaser’s vehicle. The Vehicle Location Unit consists of a very high frequency (“VHF”) transponder with antenna, microprocessor and power supply. The Vehicle Location Unit contains a set of codes unique to the unit. The Vehicle Location Unit’s transmitter will be activated upon receipt of its unique activation code from the Sector Activation System. The routine entry of a stolen vehicle report into law enforcement information systems causes the Sector Activation System to broadcast the unique activation code to the Vehicle Location Unit in the stolen vehicle, in turn causing the Vehicle Location Unit to begin to transmit. An activated Vehicle Location Unit will continue to broadcast until it receives a properly coded message to stop. The deactivation command message is sent automatically to the Vehicle Location Unit upon entry of information in the police computer system that the police have recovered the vehicle. All transmissions are made on a nationwide radio frequency allocated by the Federal Communications Commission (“FCC”) as a law enforcement radio service.

Vehicle Tracking Unit. The Vehicle Tracking Unit is a sophisticated radio direction finder used by police to locate and track activated Vehicle Location Units. The Vehicle Tracking Unit consists of a radio receiver with a directional antenna array, Doppler signal processor, microprocessor-based computer and a controllable display. When the Vehicle Tracking Unit detects a Vehicle Location Unit transmission from a stolen vehicle, it displays the identity of the unit along with graphic indications of signal strength and the direction toward the stolen vehicle. An officer then enters the reply code into his mobile data terminal or radios the reply code to the police dispatcher and obtains a vehicle description.

The Vehicle Tracking Unit is generally installed in police vehicles. Modified designs of the Vehicle Tracking Unit are used in helicopters, airplanes and fixed locations such as toll booths, radio towers or police communication centers. Effective tracking range varies under different topographical and other conditions, from about one mile to approximately five miles under ideal conditions.

Sector Activation System. The Sector Activation System consists of a Sector Activation Computer (“SAC”), Sector Activation Transmitters and the communication network that connects them.

For each vehicle equipped with a Vehicle Location Unit, the SAC contains the vehicle identification number (“VIN”) assigned by the vehicle’s manufacturer, and the activation, deactivation and reply codes for the Vehicle Location Unit installed in that vehicle. The SAC also controls the Sector Activation Transmitter network, causing activation, speed-up and deactivation commands to be broadcast at appropriate times during the stolen vehicle activation and recovery sequence.

The Sector Activation System is integrated with existing law enforcement computer and telecommunication systems and procedures. Routine and normal processing of a stolen vehicle report activates the Sector Activation System, even if the person reporting the theft and the officer responding are unfamiliar with the LoJack System.

Registration System. The Registration System is a proprietary method of assigning digital codes to be transmitted and received by Vehicle Location Units in such a manner that unique activation codes are permanently correlated with the unique VIN assigned to the vehicle in which the Vehicle Location Unit has been installed.

LOJACK EARLY WARNING

LoJack Early Warning, sold as an optional component to the LoJack System, provides early notification to a vehicle owner in the event an unauthorized user is operating the vehicle. LoJack Early Warning consists of a uniquely coded key pass and a motion sensor that works with the Vehicle Location Unit. The motion sensor monitors vehicle movement and detects the presence of the registered owner’s key pass. Should the motion sensor detect that the vehicle is moving without the presence of the registered owner’s key pass, a communication from the Vehicle Location Unit in the vehicle is transmitted back to the LoJack Control Center, a Company-maintained database, that provides automatic notification via e-mail, pager, and/or home, work or cell phone call to the vehicle owner.

NEW PRODUCT DEVELOPMENT

Next Generation of the Vehicle Location Unit. LoJack is currently working with two unrelated parties to develop the “next generation” of the Vehicle Location Unit to replace the current version. The designs are expected to decrease manufacturing and installation costs and reduce the size of the Vehicle Location Unit, enabling installation in more covert locations in the consumer’s vehicle than at present . In addition, the “next generation” Vehicle Location Units are intended to be scalable and flexible, with connectivity features that will allow the Company to develop new products combining Global Positioning System (“GPS”) and/or cellular based communications with LoJack’s time tested Radio Frequency (“RF”) based stolen vehicle recovery technology. LoJack expects that an important feature of the new designs will be a common platform for both domestic and international operations which utilizes the same basic unit to operate on the varying radio frequencies used in the many countries where LoJack technology is utilized for stolen vehicle recovery. The Company believes this common platform also will result in manufacturing and distribution efficiencies and facilitate global cross border tracking and recovery. The Company expects to begin selling the new designs in 2005.

MARKETING AND DISTRIBUTION OF VEHICLE LOCATION UNITS - UNITED STATES

LoJack’s marketing approach focuses on the U.S. automotive channel, where car dealerships offer the LoJack System as an option on both their new and used car sales. LoJack also markets LoJack Early Warning, conventional vehicle security devices and extended warranties through independent car dealers. The Company markets primarily through a national sales force that routinely visits new and used car dealers to educate and train dealership personnel on the benefits of the LoJack System and related products. In addition, to supplement its distribution efforts, the Company has entered into cooperative arrangements with third parties specializing in after-market sales and installation of vehicle accessories to increase penetration in existing markets in a cost effective manner. The Vehicle Location Unit and related products usually can be financed conveniently as a part of the purchase price of the vehicle. LoJack also uses direct advertising to consumers to generate product awareness.

LoJack also markets its products directly to owners of commercial vehicles and to consumers. The Company may look to expand to other markets in the future, focusing on opportunities that fit the strategic plans of the Company relating to the recovery of stolen assets and other location based products and services.

In 2002, the Company began to contract with certified dealers and other third parties to install the Vehicle Location Unit. The Company plans to continue to expand this practice in 2004. LoJack monitors the quality of these alternative installations through the use of an expanded quality control process. For all installations, whether performed by LoJack or a third party, the Company maintains full warranty service of Vehicle Location Units, both for the convenience of dealers through which the Vehicle Location Units are marketed and for LoJack to maintain a high degree of quality control and security over its technology. LoJack also offers an extended warranty at the point of sale to new customers and through direct sales efforts to existing owners.

INTERNATIONAL OPERATIONS

LoJack began international operations in 1993 and its licensed technology is operational in 25 countries and territories. LoJack has established an international strategy that includes prioritization of markets, product and technology roadmaps, global branding and investment in certain key markets of interest. LoJack has developed its technology such that the LoJack System can be used either by law enforcement, by the licensee’s own security organizations, or by a combination of both. LoJack has established the Global Technology Advisory Council including members from its licensees, which is responsible for the definition and development of new products for the international market.

License agreements with international parties have thus far been denominated in U.S. dollars and are structured with up-front licensing fees, which may be substantial and are non-recurring. The agreements provide that the Company will subsequently either supply components and products at prices to be determined from time to time and/or receive royalties based upon the licensees’ revenues. The Company leverages its close relationships with its international licensees to enhance its understanding of their business models and to develop a global technology roadmap.

The Company focuses primarily on the top 30 global markets. Markets are ranked based on high per capita thefts, high annual recurring sales of new vehicles and large numbers of vehicles operating in the area. International dealings in the future may be in the form of continuing to license the use of the LoJack stolen vehicle recovery system technology in other selected international markets on the same basis as described above, or it may be in the form of strategic investments. LoJack’s investment strategy has focused on those markets which either represent the best opportunities for significant generation of revenue or where the Company can positively impact time to market or revenue growth.

In December 2002, the Company established a wholly owned Brazilian subsidiary, LoJack do Brasil. In May 2003, this subsidiary began purchasing product from the Company’s supplier and selling to the Company’s Brazilian licensee. The Company formed LoJack International Benelux, a 48.4% owned Belgian subsidiary, and LoJack Italia Srl., a wholly owned Italian subsidiary, in January 2003 and January 2004, respectively. There are no current operations in Belgium or Italy.

LoJack has also made direct investments in selected international licensees that the Company believes offer significant market opportunity for Vehicle Location Unit sales. At December 31, 2003, the Company held a 13.37% equity investment, with a carrying value of $2,454,000, in its French licensee and a 12.5% equity investment, with a carrying value of $1,502,000, in its Mexican licensee. At December 31, 2003, the Company held a loan receivable from its Argentine licensee of approximately $1,339,000 resulting from the 2002 conversion of the licensee’s existing accounts receivable into a long term financing agreement. This loan is secured by a pledge of all of the stock of the Argentine licensee as well as a personal guarantee by the licensee’s principal, and a reserve for 100% of this loan has been established due to the uncertainty of collection. As additional consideration for the loan, the Company received 10% of the Common Stock of the Argentine licensee and agreed to return half of this stock to the licensee upon repayment of the loan at maturity.

The Company’s licensed stolen vehicle recovery technology and rights are operational in 25 countries and territories around the world including: Argentina, Brazil, Colombia, Costa Rica, Ecuador, France, Germany, Guatemala, Hong Kong, Kenya, Lesotho, Mexico, Mozambique, Nigeria, Panama, Poland, Puerto Rico, Russia, South Africa, Spain, Swaziland, Trinidad and Tobago, Uganda, United Kingdom, and Venezuela. The Company also is pursuing similar agreements for licensing its technology in other countries.

Approximately 20% of the Company’s consolidated revenues for the year ended December 31, 2003 were derived from sales to and license fees from international licensees, up from 17% a year ago. These revenues were comprised of product and component sales and licensing and royalty revenues. The terms under which the Company generally sells products and components of the LoJack System to international licensees include cash prepayments, letters of credit, purchased export insurance, or most commonly, established payment terms. The Company recognizes revenue upon shipment of the product or when payment becomes reasonably assured, whichever is later, and recognizes license payments in revenue over the term of the license (generally ten years). Royalty revenues are recognized when earned or when payment becomes reasonably assured, whichever is later.

The Company has identified the following inherent risks attendant to the Company’s international operations:

•	International operations are dependent on the skills of the international licensees’ management teams which the Company does not control;

•	Potential geopolitical and economic conditions could limit the licensees’ ability to purchase products;

•	Several licensees have a business model that is more heavily weighted towards periodic payments rather than receiving full payment upon sale of the product; since the Company requires payment upon sale to the licensee, the licensees could experience periodic working capital shortages and the Company may have to decide whether to extend more credit to these licensees or to forego revenue opportunities with these licensees;

•	In-country pricing of the Company’s products may be adversely impacted by factors such as potential currency control and restrictions imposed by governments, fluctuations in foreign currency rates of exchange, and increased foreign tariffs or duties that could limit the licensees’ ability to purchase and sell products;

•	Longer payment terms are extended to the Company’s international licensees than its domestic customers;

•	Many of the Company’s licensees are emerging businesses and face the normal constraints of a start-up business including the need to invest in infrastructure, hire and train employees, and obtain sufficient funding. There can be no assurance that the licensees will be able to execute fully on their existing business plans, which could impact the Company’s forecasted growth in revenues.

(See notes 1, 3, 9 and 10 in the notes to the consolidated financial statements included herein at Item 8 for further information regarding international operations.)

GOVERNMENT REGULATION AND APPROVAL

The FCC allocated frequency 173.075 MHz, used by the LoJack System in the United States, for nationwide use by state and local law enforcement agencies for stolen vehicle recovery systems. Law enforcement agencies in jurisdictions where the Company operates have been granted authority by the FCC to use this frequency for a stolen vehicle recovery system.

In connection with its domestic operations, the Company must obtain the approval of law enforcement agencies for implementation of the LoJack System before sales of Vehicle Location Units can commence in a given jurisdiction. The approval process may be time consuming and costly and is subject to considerations generally affecting the process of governmental decision-making. In some jurisdictions, governmental approval may be terminable at the convenience of the executive or legislative body. Any such termination could have a material adverse effect on future sales in such jurisdictions.

The Company’s international licensees are subject to similar risks.

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

AUTOMOBILE INSURANCE BENEFITS

Management considers automobile insurance premium discounts to be an inducement for the purchase of Vehicle Location Units by vehicle owners in the United States. Insurance premium discounts, which are generally applied to the vehicle owner’s comprehensive insurance, vary from state to state and, in some cases, from insurance company to insurance company. Currently, insurance companies provide for discounts of up to 35% on comprehensive insurance premiums for vehicles equipped with a vehicle recovery and anti-theft device.

Several of the Company’s international licensees have arrangements and strategic relationships with insurance companies that management believes drive demand for the Company’s products outside the United States.

PRODUCT WARRANTY

LoJack Product Warranties. LoJack warrants to original purchasers of Vehicle Location Units that the LoJack System and LoJack Early Warning will be free from defects in material or workmanship for a period of two years from the date of installation. If the product proves to be defective in material or workmanship, the Company will, at its option, either replace the product or provide, without charge, the labor and parts necessary to remedy any such defects at a LoJack operated installation center.

Limited Recovery Warranty. LoJack also warrants to original purchasers of Vehicle Location Units that if their LoJack equipped vehicle is stolen and reported in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time that the theft is reported to the police, LoJack will pay the consumer an amount equal to the full purchase price of the Vehicle Location Unit up to a maximum of $695 (up to $995 if the consumer also purchased LoJack Early Warning). For an additional charge, the original purchaser of the vehicle can elect to extend the warranty period from two years to a period equal to the time they own the LoJack equipped vehicle.

LoJack Guarantee Plus 5000. Consumers may purchase an additional five year warranty in which LoJack, or in most jurisdictions an independent third party insurer, warrants to original purchasers of Vehicle Location Units that if the vehicle becomes a total loss due to theft or is not recovered within 30 days from the time the theft is reported to the police, the consumer could receive up to $2,500 to cover theft related expenses plus up to an additional $2,500 towards the purchase or lease of a replacement vehicle if the consumer returns to the original dealer. The Company has insured the risk relating to these warranty claims.

PATENTS AND TRADEMARKS

LoJack holds a patent portfolio that covers vehicle tracking, security and recovery. The portfolio includes United States Patent Nos. 4,818,998, 4,908,629, 5,917,423 and 6,229,988BI, which expire in 2006, 2007, 2015 and 2018, respectively, covering the LoJack System. Each of these patents builds on the predecessor patents by adding additional functionality that the Company believes yields a competitive advantage. In addition, the Company holds proprietary information that is not patented, but is integral to the operation of the LoJack System. The Company believes that protection of that intellectual property continues beyond the expiration of the stated patents.

LoJack also holds United States Patent No. 6,522,698 covering LoJack Early Warning which expires in 2020.

The Company also holds similar patents in various countries where it either currently does business or intends to do business.

Although management believes the patents have value, there can be no assurance such patents will effectively deter others from manufacturing and marketing a stolen vehicle recovery system.

LoJack’s name and logo are registered trademarks in the United States and many other countries. The Company believes the LoJack trademark and other trademarks have sufficient recognition to confer a competitive advantage upon the Company.

COMPETITION

Several competitors or potential competitors are marketing or have announced the development of products, including those that are based on GPS technology, which claim to have stolen vehicle tracking features that may compete directly with the LoJack System. To the knowledge of management, none of these products is directly integrated with law enforcement systems or operated and monitored exclusively by law enforcement agencies, as is the LoJack System.

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

The Company believes that it faces competition from companies selling vehicle alarms, GPS products and third party warranty and insurance products; not because the products are comparable to the products offered by LoJack, but because they are competing for available consumer funds in the automobile security products after-market. Known providers of alarms include Directed Electronics Incorporated and Audiovox while known providers of GPS products include OnStar® and Mobile Guardian. There are numerous smaller companies selling extended warranties and other insurance based products.

Although other products may have a lower cost and may result in higher gross margins to the automotive dealer that resells the product, LoJack believes it is competitive based on its proven technology, law enforcement relationship, proven effectiveness resulting in a 90% recovery rate, superior brand name recognition and its 24-hour recovery guarantee.

CONTRACT MANUFACTURING ARRANGEMENTS

LoJack has contract manufacturing arrangements for the current and anticipated new versions of the Vehicle Location Unit and other LoJack System components. The Company has utilized Motorola, Inc. for over 15 years to manufacture the Vehicle Location Unit. LoJack believes that several companies have the capability to manufacture Vehicle Location Units. The Company has also contracted with Motorola for the development and design of a “next generation” Vehicle Location Unit.

The Company believes it can now purchase Vehicle Location Units in sufficient volumes to support two suppliers. In December 2003, the Company entered into an agreement with Plextek Limited, communications technology consultants, to design and supply, through a third party contract manufacturer, a “next generation” Vehicle Location Unit. LoJack believes this will reduce the risks associated with having only a single supplier and expects that it will result in more competitive pricing from both suppliers. Future expected attainment of agreed upon milestones by both Motorola and Plextek could result in expenses of approximately $2,500,000 within the next twelve to eighteen months. The Company does not expect either “next generation” product to have a material impact on revenues or gross margins in 2004.

INVENTORY

LoJack seeks to maintain a 90-day domestic supply of Vehicle Location Units, which it believes is in line with sales levels and sufficient to rapidly fulfill orders. The Company fills orders as they are received and maintains no domestic order backlog. The Company also maintains inventory in LoJack do Brasil, as a result of the commencement of production by Motorola Brazil, to supply the Company’s Brazilian licensee.

The Company maintains an inventory of certain Law Enforcement Components beyond its current requirements in order to facilitate expansion into additional domestic and international markets.

PRODUCT DEVELOPMENT

Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. Total product development expenses totaled $3,534,000, $2,300,000 and $2,634,000 for the years ended December 31, 2003 and 2002 and the ten months ended December 31, 2001, respectively. A portion of the Company’s product development efforts has been outsourced to third parties. The contracts with third parties require payments based upon completion of defined milestones. Expenses related to milestone achievements, included in the above mentioned expenses, amounted to $540,000, $85,000 and $1,071,000 for the years ended December 31, 2003 and 2002 and the ten months ended December 31, 2001, respectively.

EMPLOYEES

As of December 31, 2003, the Company had a total of 685 full-time employees, 283 of whom are field installation personnel and 113 of whom are part of the field sales organization.

SEGMENT INFORMATION

The Company divides its operations into a domestic segment and an international segment. For financial information about our segments, and by geographic area, see notes 1, 9 and 10 to the Company’s consolidated financial statements contained herein at Item 8.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Company’s executive officers is set forth below.

Name	Age	Title

Ronald J. Rossi	64	Chairman and Chief Executive Officer

Joseph F. Abely	51	President, Treasurer and Chief Operating Officer

William R. Duvall	52	Executive Vice President

Thomas Wooters	62	Executive Vice President and General Counsel

Keith E. Farris	56	Vice President (Finance) and Chief Financial Officer

Peter J. Conner	63	Vice President (Government Relations)

Donna Driscoll	51	Vice President (Global Marketing)

Kevin M. Mullins	49	Vice President (Sales)

Mr. Rossi joined LoJack in November 2000 as Chief Executive Officer. He became a Director and was elected Chairman of the Board of Directors effective May 21, 2001. Prior to joining LoJack, Mr. Rossi spent 35 years with the Gillette Company, progressing through a variety of management positions in sales, marketing, and general management in the United States, Canada and Puerto Rico. Mr. Rossi served as President of Oral-B Worldwide, a Gillette Company, from 1998 to 2000. From 1988 to 1998 he was President of Gillette North America; previous positions include President of Gillette Canada and President of Braun/Canada. Mr. Rossi has also been a member of the board of the Mentor Corporation since January 2000 and had served on the executive board of the Massachusetts Bay Red Cross from 1993 through 1998, the board of the New England Sports Museum from 1993 through 1998, and as chairman of the Canadian Cosmetic and Toiletry Fragrance Association in 1987.

Mr. Abely joined LoJack in October 1988 as Senior Vice President and Chief Financial Officer. He was named President and Chief Operating Officer in January 1996 and a Director in November 2000. From 1976 until October 1988, Mr. Abely was employed by the accounting firm of Deloitte, Haskins & Sells, where he served as a partner from 1985. Mr. Abely is a Certified Public Accountant.

Mr. Duvall joined LoJack in 1985 and is Executive Vice President. From 1993 to 2003, he was Senior Vice President. He was appointed President of LoJack International in 2001. From 1984 to 1985, he was a part owner and manager of Rich’s Car Tunes, a company engaged in the sale and installation of consumer electronic products in the automotive aftermarket. For six years prior to 1984, Mr. Duvall was Vice President of Marketing and Sales for Analog and Digital Systems, Inc., a manufacturer of consumer electronic products.

Mr. Wooters joined LoJack in December 2003 as Executive Vice President and General Counsel. He has over 35 years of legal experience representing public and private companies and investors in such companies in a range of businesses, including more than 25 years as outside counsel to LoJack. Mr. Wooters practiced law with the law firm of Sullivan &

Worcester LLP for the past 4 years, most recently as “of counsel.” Mr. Wooters is a Director of Storage Computer Corporation, a manufacturer of high performance fault tolerant storage subsystems, and of other private technology companies.

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

ITEM 2 – PROPERTIES

The Company’s executive offices are located at 200 Lowder Brook Drive, Suite 1000, Westwood, Massachusetts, under a lease for such space expiring in January 2007. LoJack maintains a facility located in Canton, Massachusetts for its engineering operations under a lease that expires in September 2007; and maintains facilities in Palmdale, California and Westwood, Massachusetts for its Call Center operations under leases that expire in February 2007 and June 2008, respectively. In addition, the Company leases facilities for its Sales and Operations personnel in Arizona, California, Florida, Georgia and New Jersey under operating leases that expire from 2004 to 2009. The Company does not maintain properties in foreign countries relating to its operations. Because the Company’s operations do not require any special facilities, the Company does not anticipate any difficulty in finding space adequate for its purposes at reasonable rates, should the need arise. The Company believes that its facilities are adequate for its operations.

ITEM 3 – LEGAL PROCEEDINGS

The Company was not a party to any material legal proceedings during the fiscal year ended December 31, 2003, and the Company is not currently a party to any material legal proceedings.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

LoJack’s Common Stock is traded on the NASDAQ National Market under the symbol: LOJN.

The following table sets forth the range of the high and low bid information for the Common Stock of LoJack for the periods indicated, as reported by NASDAQ. This information reflects inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily reflect actual transactions.

	High	Low
Year Ended December 31, 2003
First Quarter	$5.28	$4.70
Second Quarter	5.09	4.66
Third Quarter	7.50	5.00
Fourth Quarter	9.00	6.51

Year Ended December 31, 2002
First Quarter	$5.54	$4.45
Second Quarter	5.60	3.37
Third Quarter	4.37	3.60
Fourth Quarter	5.00	3.69

On March 22, 2004, there were 2,418 record holders of the Company’s Common Stock. The Company believes the actual number of beneficial owners of the Common Stock is approximately 8,387 because a large number of the shares of the Company’s Common Stock are held in custodial or nominee accounts for the benefit of persons other than the record holders.

LoJack has never paid a dividend, and at the present time the Company expects that future earnings will be retained for use in its business. The Company’s line-of-credit facility with a bank permits the payment of dividends so long as such payment does not cause noncompliance with certain loan covenants. Although there is no present intent to pay dividends, the Company does not believe these restrictions are likely to materially limit the payment of dividends should the Company decide to do so in the future.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of LoJack for the periods indicated. On October 24, 2001, the Company changed the date of its fiscal year end from the last day of February to December 31, effective December 31, 2001. The selected consolidated financial data for and as of the years ended December 31, 2003 and 2002, the ten months ended December 31, 2001 and for the years ended February 2001 and 2000 are derived from the consolidated financial statements of the Company. Certain reclassifications have been made to prior years’ data relating to the statements of income to conform to current year presentation. The amounts for the year ended February 28, 2001, include the cumulative effect on prior years of a change in accounting principal for revenue recognition on international license fees in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 and the consolidated financial statements and notes thereto at Item 8.

	Year Ended December 31,		TEN MONTHS ENDED DECEMBER 31, 2001	Year Ended
	2003	2002		FEBRUARY 28, 2001	FEBRUARY 29, 2000
STATEMENTS OF INCOME
(in thousands, except share and per share information):
Revenues	$125,808	$116,426	$84,379	$95,850	$90,159
Cost of goods sold	61,893	59,162	42,224	47,194	41,749

Gross margin	63,915	57,264	42,155	48,656	48,410
Costs and expenses	51,531	54,200	37,552	37,087	34,035

Operating income	12,384	3,064	4,603	11,569	14,375
Interest income (expense) and other - net	100	(65)	87	308	511

Income before provision for income taxes	12,484	2,999	4,690	11,877	14,886
Provision for income taxes	4,869	1,170	1,735	4,371	5,805

Income before cumulative effect of change in accounting principle	7,615	1,829	2,955	7,506	9,081
Cumulative effect of change in accounting principle	—	—	—	(2,978)	—

Net income	$7,615	$1,829	$2,955	$4,528	$9,081

Basic earnings per share before cumulative effect of change in accounting principle	$0.51	$0.12	$0.19	$0.47	$0.54
Cumulative effect of change in accounting principle	—	—	—	(0.19)	—

Basic earnings per share	$0.51	$0.12	$0.19	$0.28	$0.54

Diluted earnings per share before cumulative effect of change in accounting principle	$0.51	$0.12	$0.19	$0.45	$0.52
Cumulative effect of change in accounting principle	—	—	—	(0.18)	—

Diluted earnings per share	$0.51	$0.12	$0.19	$0.27	$0.52

Weighted average shares outstanding:
Basic	14,913,199	14,692,225	15,272,264	15,910,138	16,665,116

Diluted	15,054,986	14,726,131	15,774,719	16,624,789	17,481,403

BALANCE SHEET DATA:
Working capital	$21,572	$12,855	$14,359	$18,758	$15,453
Total assets	64,574	55,003	48,194	42,155	35,161
Long-term debt	174	1,064	1,038	1,087	1,204
Total liabilities	35,386	34,635	28,517	20,319	13,907
Total stockholders’ equity	29,188	20,368	19,677	21,836	21,254

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included at Item 8.

Overview

LoJack develops and markets the LoJack System, a unique, patented system designed to assist law enforcement personnel in locating, tracking and recovering stolen vehicles. The Company also offers LoJack Early Warning as an option to the LoJack System which provides early notification to a vehicle owner in the event an unauthorized user is operating the vehicle.

The Company’s revenues in the United States are derived primarily from the sale of Vehicle Location Units, alarms and related products, LoJack Early Warning and extended warranties on its products, to consumers. Approximately 91% of domestic sales are made through a distribution network consisting of dealers of new and used automobiles. The Company has strong consumer brand awareness in the United States and in many areas around the world.

The Company derives an increasing percentage of its consolidated revenues from international licensees. These revenues consist of product sales, royalties and license fees. Revenues from the international segment comprised approximately 20% of consolidated revenues for the year ended December 31, 2003, up from 17% in the prior year.

The Company continues to expand its installation capacity and increase efficiencies by adopting alternative installation methods through contracting with certified dealers and other third parties to perform the installation of the Vehicle Location Unit. LoJack monitors the quality of these alternative installations through the use of an expanded quality control process and maintains full warranty service of Vehicle Location Units, both for the convenience of dealers through which the Vehicle Location Units are marketed and for LoJack to maintain a high degree of quality control and security over its technology.

LoJack also offers an extended warranty at the point of sale to new customers and through direct sales efforts to existing customers.

The Company records additions to deferred revenue for its LoJack Early Warning product, international license fees, and certain warranty products for which the Company has been deemed to be the primary obligor of the underlying contract. The Company receives full payment typically within 60 days of the transaction, but recognition of the deferred revenue is spread over the estimated life of the product or service. These payments are a significant component of the Company’s cash flow from operations. Additions for these components of deferred revenue were $8,731,000 for the year ended December 31, 2003, compared to additions of $6,209,000 for the same period a year ago.

Key factors and areas of focus by senior management of the Company include (1) monitoring material trends of sales of the automotive industry with a focus on increasing penetration rates through the Company’s existing automobile dealer channel and markets, (2) sharing the best practices among its international licensees and analyzing which have been successful, the effectiveness of strategic relationships with distributors, insurance companies and original equipment manufacturers, and the success of different pricing models such as those that include recurring payments, (3) continuing reductions to domestic and international installed product costs, (4) transitioning from a fixed to variable domestic installation cost structure by increasing the percentage of Vehicle Location Units installed by third parties and (5) continuing to develop improved technology and products while adding a second supplier. The Company evaluates its financial condition and operating performance based on the progress in achieving the strategic factors listed above.

Critical Accounting Policies and Estimates

The consolidated financial statements include the accounts of LoJack and its wholly owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Management is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The actual results could differ from those estimates. The Company’s accounting policies are described in note 1 to the consolidated financial statements included herein at Item 8. A “critical accounting policy” is one that is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The significant accounting policies and estimates, which the Company believes to be the most critical in understanding and evaluating the Company’s reported financial position and results of operations, include:

Revenue Recognition and Deferred Revenue. The Company earns revenues primarily from the domestic sale and installation of Vehicle Location Units and LoJack Early Warning, the sale of products and components to international licensees, the receipt of international license fees and royalties, and the sale of extended and enhanced warranty programs.

The Company generally recognizes revenue on domestic sales of Vehicle Location Units and most related products upon installation. For sales to the Company’s third party sale and installation partners, revenue is recognized upon sale to the third party, not upon installation in the consumer’s vehicle. Beginning in the first quarter of 2002, the Company began to certify certain automotive dealers and distributors to install Vehicle Location Units, as a part of various programs intended to improve the cost effectiveness and efficiency in selling and installing Vehicle Location Units. The Company’s use of third party installers increased throughout 2003 and is expected to continue to increase during 2004. When the program was introduced, revenue recognition on sales to third party installers was deferred until the units were sold to the end customer because the related agreements with the installers contained a right of return. During the fourth quarter of 2003, the Company began to recognize revenues relating to shipments to its third party installers upon shipment while establishing a related return allowance based on historical incidence of returns. Since the Company began using third party installers, product returns from the third party installers have been nominal. The Company does not expect the incidence of returns to materially change in the future. If the frequency of returns were to materially increase, the return allowance would need to be revised and reported revenues could be adversely impacted.

Revenues relating to the sale of LoJack Early Warning, a product launched in the northeastern United States in the fourth quarter of 2002 and nationally in the beginning of 2003, are recognized over the period of the estimated life of vehicle ownership, which third party market research indicates is approximately five years. As of December 31, 2003 and 2002, the Company has deferred recognition of revenue of approximately $2,550,000 and $106,000, respectively for this product. If the estimated life of vehicle ownership proves to vary materially from the estimates used by the Company, the Company would be required to change its estimates, which could result in material differences in the amount of revenue recognized in any given period. Historically, there have not been any changes to management’s five-year estimate.

Revenues from international license fees are recognized ratably over the initial term of the license, typically ten years. Revenues from the sales of products and components of the LoJack System to international licensees are recognized upon shipment to the licensee or, if later, when payment becomes reasonably assured. Royalty revenues are recognized when earned or when payment becomes reasonably assured, whichever is later. Management makes estimates of collectibility based upon historical experience, customer credit worthiness and current economic trends. Historically, there have not been material adjustments to recognized revenues based on these estimates. As of December 31, 2003 and 2002, the Company deferred revenue recognition of approximately $343,000 and $1,053,000, respectively, in product shipments to international licensees. Revenue on these shipments is recognized as payment becomes reasonably assured. Changes in the credit worthiness of these licensees could have a material effect on the timing and amounts of revenue recognized.

The Company sells several types of contractual extended warranty products. Effective January 1, 2002, for those warranty products to which a third party, and not the Company, is the primary obligor, the Company recognizes payments for these insurance contracts, net of related costs, in revenues at the time of sale. Revenues related to extended warranties, for which a third party is the primary obligor, aggregated approximately $3,347,000 and $875,000 for the years ended December 31, 2003 and 2002, respectively. If the laws of jurisdictions change so that the Company is determined to be the primary obligor, revenues may have to be deferred under such circumstances. Management believes that these jurisdictional changes are possible and should they occur, reported revenues could be initially adversely impacted.

For those warranty products for which the Company is the primary obligor, revenues are deferred and recognized over the estimated term of the warranties, determined to be equivalent to the estimated life of vehicle ownership, which is five years. Such revenues recognized from extended warranties previously deferred aggregated approximately $1,992,000 and $2,877,000 for the years ended December 31, 2003 and 2002, respectively. If the estimated life of vehicle ownership varies significantly from the estimates used by the Company, material differences in the amount of revenue recognized in any given period could result. Incremental costs directly related to the provision of such warranties are deferred and charged to expense proportionately as the revenues are recognized. Any remaining warranty costs relating to actual claims made are recognized when incurred. Management believes the likelihood of material changes to the average estimated life of vehicle ownership is low.

Accounts Receivable. Domestic accounts receivable are due principally from automobile dealers that are geographically dispersed. If the creditworthiness or the financial strength of the dealers were to decline, there could be an adverse effect on the Company’s operating results and cash flows. The terms under which the Company generally sells products and components of the LoJack System to international licensees include cash prepayments, letters of credit, purchased private trade credit insurance or, most commonly, established payment terms. Should geopolitical situations change in the countries where the Company’s international licensees operate, there could be additional credit risks. As of December 31, 2003, $9,079,000, or 39% of net accounts receivable, was due from international licensees. Management makes estimates of the collectibility of accounts receivable based upon historical experience, customer creditworthiness and current economic trends. Changes to these estimates are possible and could result in a material effect on reported results of operations.

Product development. Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. Product development expenses were $3,534,000, $2,300,000 and $2,634,000 for the years ended December 31, 2003 and 2002 and the ten months ended December 31, 2001, respectively. Substantial portions of the Company’s product development efforts have been outsourced to unrelated third parties. The contracts with third parties require payments based upon completion of defined milestones. Because the rate of achievement of these defined milestones is unpredictable, the Company’s recorded product development expenses may vary significantly from period to period. Such variability can have a significant impact on income from operations and cash flows. Expenses related to milestone achievements amounted to $540,000, $85,000 and $1,071,000 for the years ended December 31, 2003 and 2002 and the ten months ended December 31, 2001, respectively. Future expected attainment of existing milestones, by the Company’s two vendors supporting various products currently in development, could result in expenses of approximately $2,500,000 within the next twelve to eighteen months.

Valuation of cost investments. Periodically, the Company has made investments in its international licensees in the form of cash and/or by converting receivables into equity. As of December 31, 2003, investments in international licensees, totalling $3,956,000, included a 12.5% equity interest, with a carrying value of $1,502,000, in the Company’s Mexican licensee and a 13.37% equity interest, with a carrying value of $2,454,000, in its French licensee. The Company’s investments in these licensees have resulted in ownership of less than 20% of any one licensee, resulting in accounting for these investments using the cost method of accounting. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. The carrying values of these investments are periodically reviewed. Based upon projections of anticipated future cash flows, market conditions, legal factors, market potential, operational performance, and in some cases, independent appraisals, management has concluded that there are no impairments to the fair value of these investments that should be viewed as other-than-temporary.

The international licensees in which the Company has made investments are in the early stages of operations and are in the process of developing their business models. The Company may be required to record an impairment charge in a future period if (1) a licensee requires additional capital and is unable to raise sufficient capital to continue operations, (2) a licensee raises sufficient capital, but at a lower stock price than currently valued and/or (3) the operations and future cash flows of the licensee vary significantly from current projections, adversely affecting the viability of the business. The Company has not recorded any gains or losses on these investments through December 31, 2003. While management believes that its estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in operating in these international markets could materially affect the Company’s evaluations and result in impairment charges against the carrying value of these investments. (See also note 3 to the consolidated financial statements included herein at Item 8.)

RESULTS OF OPERATIONS

Recent Trends

Many companies in the vehicle security market have stated that they offer stolen vehicle recovery solutions while automobile manufacturers are installing GPS products, such as OnStar, at the factory. These factors have not had a material adverse impact on the Company’s revenues, unit sales or penetration rates thus far. The long-term impacts of these trends are hard to predict, however, LoJack plans to implement additional complementary technology combining GPS and/or cellular based communications with LoJack’s time tested RF based stolen vehicle recovery technology.

The Company is deriving an increasing percentage of its revenues from its international operations, increasing from 17% of consolidated revenues for the year ended December 31, 2002 to 20% of consolidated revenues for the year ended December 31, 2003. The Company expects the trend of increasing revenues and profits generated by its international operations as a percentage of consolidated results to continue in 2004.

The percentage of domestic units installed by third parties increased significantly during the year ended December 31, 2003 as compared to the same period a year earlier, decreasing average direct installation labor cost per unit due to productivity improvements and the shift of expenses from fixed to variable. The Company expects that the percentage of business through third party installers and distributors will increase during 2004 and will result in a continued positive impact on revenue and earnings.

Year Ended December 31, 2003 vs. Year Ended December 31, 2002

Revenues for the year ended December 31, 2003 increased by $9,382,000, or 8%, as compared to the same period a year ago.

For the year ended December 31, 2003, domestic revenues increased by 5%, or $4,455,000, as compared to the same period a year ago, primarily due to:

•	An increase of $3,260,000, or 3%, in revenue resulting, in part, from a 1% increase in the number of Vehicle Location Units sold during the period and an increase in the average revenue per unit sold reflecting a price increase that was implemented in the fourth quarter of 2002. Also, during the fourth quarter of 2003, the Company began to recognize revenues relating to Vehicle Location Units sold to third party installers upon shipment while establishing a related return allowance based on historical incidence of returns. Prior to the fourth quarter of 2003, revenue on sales to the third party installers was deferred until the units were sold to the end customer because the related agreements with the installers contained a right of return. This change resulted in the recognition of approximately $1,593,000 of revenue recognized in the fourth quarter of 2003, which would have been deferred. As of December 31, 2002, $860,000 of revenue relating to this business was deferred;

•	An increase of $2,001,000, or 59%, in revenue recognized from the sale of warranty products. The Company sells contractual extended warranty products and recognizes revenues ratably over the term of the contract. The Company also sells a warranty product for which a third party, and not the Company, is the primary obligor on the contract at the time of sale. In most jurisdictions, the Company recognizes payments for these contracts, net of related costs, in revenues at the time of sale. There were significantly more jurisdictions in which a third party was the primary obligor during the year ended December 31, 2003 as compared to the same period a year earlier;

•	Additional revenue of $408,000 related to LoJack Early Warning which was launched in the northeastern United States in the fourth quarter of 2002 and nationally in the first quarter of 2003; and

•	A decrease in revenues of $1,214,000 from other automobile security products as emphasis shifted from these products to the aforementioned warranty products and the LoJack Early Warning product.

For the year ended December 31, 2003, international revenues increased by 25%, or $4,927,000, as compared to the same period a year ago primarily due to:

•	An increase in revenue of $3,597,000, or 22%, resulting from a 24% increase in the number of Vehicle Location Units sold;

•	An increase of $769,000, or 84%, in license fee revenue recognized resulting primarily from $659,000 of revenue recognized in the third quarter of 2003 due to the termination of contracts with certain licensees and the resolution of certain contingencies resulting in accelerated recognition of previously deferred license fee revenue;

•	Increased royalty revenues of $864,000, or 128%, resulting from payments received from the Company’s licensees in Argentina and France as the pricing structures to these licensees were modified in late 2002 to include recurring payments; and

•	A reduction of $258,000 in component sales to the Company’s licensees used for infrastructure in connection with their startup; in 2002, the Company’s French and Mexican licensees made considerable purchases while in 2003 only the Company’s licensee in Spain began operations.

Cost of goods sold for the year ended December 31, 2003 was 49% of revenues compared to 51% of revenues for the same period a year ago. Domestic cost of goods sold for the year ended December 31, 2003 was 48% of revenues compared to 50% of revenues for the same period a year ago, reflecting continuing initiatives to reduce the overall installed cost of the product, including various distribution and installation programs to more cost effectively sell and install Vehicle Location Units by utilizing third parties. The Company expects that the percentage of business conducted through third party installers and distributors will increase during 2004, and will result in a continued positive impact on reducing cost of goods sold. International cost of goods sold for the year ended December 31, 2003 decreased to 52% of revenues, from 55% of revenues for the same period a year ago. This decrease is largely due to the additional license fee revenue recorded in 2003 as discussed above which had no related cost of goods sold. This decrease was partially offset by a higher proportion of sales to licensees in 2003 to countries that generate greater volume, which typically results in lower margins, and a shift for certain licensees to a pricing model that yields lower margins to LoJack on the initial shipment of the product, but yields a recurring stream of revenue in the future.

Product development expense increased by $1,234,000, or 54%, for the year ended December 31, 2003 as compared to the same period a year earlier. The increase was mainly attributable to:

•	Additional personnel costs and increased office rental expenses of $508,000 as the Company increased its engineering capability to support new products and infrastructure equipment;

•	Attainment of previously defined milestones by the Company’s third party vendor resulting in the expensing of $540,000 in 2003; only $85,000 of similar expenses were incurred in 2002;

•	$180,000 of expenses to establish local manufacturing of the Company’s products in Brazil; and

•	Product development costs of $126,000 expensed in the second quarter of 2003 as the project related to these costs was abandoned.

The Company anticipates product development expenses to increase in 2004 over those amounts incurred in 2003. Future expected attainment of existing engineering milestones by the Company’s unrelated development vendors could result in expenses of approximately $2,500,000 within the next twelve to eighteen months.

Sales and marketing expenses decreased $4,139,000, or 12%, for the year ended December 31, 2003 as compared to the same period a year earlier, primarily due to:

•	Reduced media and advertising spending of $1,721,000 in the first quarter of 2003, as compared to 2002, as the Company reduced spending due to the then current downtrend in new vehicle sales;

•	Lower bad debt expenses of $760,000 as payment for certain substantial international receivable balances that were reserved for at December 31, 2002 were either collected or became reasonably assured of collection during 2003; and

•	Reductions in spending of $1,805,000 on test marketing and market research programs in 2003, as compared to 2002. In 2002, the Company explored the viability of the retail and domestic insurance distribution channels.

In 2004, the Company expects to maintain its reduced levels of spending on test marketing and market research programs and increase its advertising spending as advertising has a proven history of results for LoJack. The Company expects total sales and marketing expenses to only moderately increase in 2004 as compared to 2003.

General and administrative expenses increased by $252,000, or 2%, for the year ended December 31, 2003 as compared to the same period a year earlier primarily due to:

•	Increased compensation related expenses of $1,119,000 which included incentive compensation expense as a result of improved Company performance over the prior year;

•	Increased computer equipment rental expenses of $263,000 and increased travel expenses of $137,000;

•	Reduced legal fees of $321,000 as the fee arrangement with the Company’s lead outside counsel was renegotiated and fewer engagements were incurred with the Company’s international legal consultants;

•	Lower consulting fees of $243,000 due to the fact that professional fees incurred in the prior year relating primarily to the establishment of international markets and alternative domestic distribution partners which did not recur in 2003; and

•	Reduced office related expenses of $751,000 as the Company continued to focus on cost control initiatives during 2003.

Other income, net increased by $165,000 for the year ended December 31, 2003 as compared to the same period a year earlier primarily because of reduced interest expense recorded in connection with capital leases of the Company’s installation vehicles.

The provision for income taxes increased by $3,699,000 for the year ended December 31, 2003 as compared to the same period a year ago. The increase was a result of $9,485,000 in additional related taxable income for 2003 as compared to 2002. The Company’s effective federal and state tax rate was 39% for both periods.

As a result of the foregoing, net income increased by $5,786,000 to $7,615,000 for the year ended December 31, 2003 from $1,829,000 for the year ended December 31, 2002.

Year Ended December 31, 2002 vs. Year Ended December 31, 2001

In October 2001, the Company announced that it had changed its fiscal year end from the end of February to December 31, effective December 31, 2001. The consolidated financial statements reflect the balance sheets as of December 31, 2003 and December 31, 2002 and the related statements of income, stockholders’ equity and cash flows for the fiscal years ended December 31, 2003 and 2002 and the ten months ended December 31, 2001. Unaudited financial information for the comparable twelve-month period ended December 31, 2001 is presented in the table below and includes any adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair presentation. For purposes of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company believes that these statements and comparisons provide a more meaningful analysis.

(in thousands, except share and per share amounts)

	Year ended December 31, 2002	As a Percent of Revenues	Year ended December 31, 2001	As a Percent of Revenues
			(unaudited)
Revenues	$116,426	100.0%	$99,860	100.0%
Cost of goods sold (exclusive of depreciation shown separately below)	59,162	50.8%	50,684	50.8%

Gross margin	57,264	49.2%	49,176	49.2%

Costs and expenses:
Product development	2,300	2.0%	2,796	2.8%
Sales and marketing	35,068	30.1%	26,381	26.4%
General and administrative	14,540	12.5%	13,920	13.9%
Depreciation and amortization	2,292	2.0%	1,979	2.0%

Total	54,200	46.6%	45,076	45.1%
Operating income	3,064	2.6%	4,100	4.1%

Other income	(65)	-0.1%	173	0.2%

Income before provision for income taxes	2,999	2.6%	4,273	4.3%
Provision for income taxes	1,170	1.0%	1,581	1.6%

Net income	$1,829	1.6%	$2,692	2.7%

Basic earnings per share	$0.12		$0.18

Diluted earnings per share	$0.12		$0.17

Weighted average shares:
Basic	14,692,225		15,272,264

Diluted	14,726,131		15,774,719

Revenues increased by $16,566,000, or 17%, to $116,426,000 for the year ended December 31, 2002, from $99,860,000 for the period ended December 31, 2001. Domestic revenues increased by $13,901,000 or 17%, to $96,405,000 during the year ended December 31, 2002, as compared to $82,504,000 for the period ended December 31, 2001. International revenues from product sales and licensing fees increased by $2,665,000, or 15%, to $20,021,000 for the year ended December 31, 2002 from $17,356,000 in the prior period.

The increase in domestic revenues reflected Vehicle Location Unit volume increases of 18% for the year ended December 31, 2002 as compared to the same period in 2001. The increase in unit sales, which management believes was primarily attributable to the Company’s investments in marketing, advertising and sales initiatives, was partially offset by $1,162,000 in higher volume pricing discounts earned by larger customers in 2002 as compared to the same period in 2001. In addition, revenues from sales of other automobile security products increased by $533,000 to $7,676,000 for the year ended December 31, 2002, from $7,143,000 in the same period in 2001.

The increase in international revenues was primarily the result of an increase of approximately $3,964,000 in sales of the international version of the Vehicle Location Unit and related products and components primarily to France, Puerto Rico and Mexico, as those markets continued to expand. These increases were partially offset by reduced product sales of $1,154,000 to the Company’s South African licensee for the year ended December 31, 2002, due to lower demand from that licensee in 2002, which rebounded in 2003 to levels similar to those of 2001. As of December 31, 2002, the Company deferred revenues of $1,053,000 from shipments to certain licensees.

Cost of goods sold for the year ended December 31, 2002, remained at 51% as compared to the same period in 2001. Domestically, cost of goods sold was 50% of related revenues for the year ended December 31, 2002, compared to 49% for the same period a year earlier. This increase was primarily due to a decrease in average revenue per unit partially offset by increased efficiencies in the overall installed cost of the product. International cost of goods sold decreased to 55% of related revenues for the year ended December 31, 2002, from 61% a year earlier. The decrease in international cost of goods sold was primarily due to favorable volume variable pricing and other vendor rebates, as well as lower inventory write-offs than in 2001.

Product development expense decreased by $496,000 to $2,300,000 for the year ended December 31, 2002 from $2,796,000 in the same period in 2001. Development milestone payments to third parties were $85,000 in 2002 compared to $1,071,000 in 2001, resulting in a decrease of $986,000. Additionally, $408,000 of costs relating to beta test units received in 2001 was expensed in 2001. There were no similar expenses for the year ended December 31, 2002. These decreases were partially offset by additional testing component costs and equipment depreciation of $379,000 and additional personnel costs of $532,000 incurred in the year ended December 31, 2002, as compared to the same period in 2001 as the Company continued to prepare for future growth.

Sales and marketing expense increased by $8,687,000 to $35,068,000 in the year ended December 31, 2002 from $26,381,000 for the same period in 2001. The incremental spending in sales and marketing expense includes $3,730,000 in sales and marketing salaries and benefits in support of the Company’s strategic business plan for growth, $5,740,000 in increased advertising and other marketing costs and $380,000 of additional call center expenses to improve customer service. The increases were partially offset by a reduction in bad debt expense of $787,000, relating mainly to the Company’s licensee located in Argentina, during the year ended December 31, 2002 as compared to the year ended December 31, 2001, as well as lower sales program incentive spending of $785,000 during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

General and administrative expense increased by $620,000 to $14,540,000 for the year ended December 31, 2002 from $13,920,000 for the same period in 2001. The increase was primarily due to increased professional fees of $1,588,000 related primarily to the establishment of new international markets and alternative domestic distribution partners as well as professional advisory services in support of compliance and tax matters. The increase also includes additional expenses necessary to support future growth including $343,000 of rent, telephone and related overhead costs and $233,000 of staffing costs. The increases were partially offset by reduced severance and retirement charges recorded in 2002 - $1,513,000 was recorded in 2001 related to a management reorganization.

Other expense, net was $65,000 for the year ended December 31, 2002 as compared to $173,000 for the same period in 2001. The change was mainly due to lower interest income of $264,000 in 2002 due to lower interest rates and lower cash balances available for investment and a reduction of interest expense of $71,000 in 2002 due to lower interest rates related to capitalized vehicle leases entered into during the year.

The provision for income taxes decreased by $411,000 to $1,170,000 for the year ended December 31, 2002, from $1,581,000 for the same period in 2001 as the result of the decrease of $1,274,000 in related taxable income partially offset by an increase in the Company’s effective tax rate from 37% in the year ended December 31, 2001 to 39% for the year ended December 31, 2002. The increase in the effective tax rate was primarily a result of an increase in expenses that are non-deductible for federal income tax purposes.

As a result of the foregoing, net income decreased by $863,000 to $1,829,000 during the year ended December 31, 2002 from $2,692,000 for the same twelve-month period in 2001.

Liquidity and Capital Resources

The Company has returned to generating significant cash flows from its operations and expects this trend of increasing cash flows to continue in both the short and long term future. Additional uses of cash will be based on rate of return analyses, but may include investments in new technologies, products and/or international licensees or markets. Making investments in international licensee operations and/or new markets may require substantial investments of capital. In 2004, the Company plans to continue to explore opportunities in its international markets, including the potential for strategic partnerships, alliances and/or equity investments. Additionally, the Company will continue to develop “next generations” of its Vehicle Location Unit and may introduce new products that leverage its brand recognition and reputation for vehicle recovery. Efforts relating to the development of the “next generation” Vehicle Location Unit with its unrelated third party vendors could result in expenditures for product development activities totaling $2,500,000 in the next twelve to eighteen months, depending on milestone attainment by the vendors. The Company intends on using cash to repurchase the number of shares of the

Company’s Common Stock equivalent to the number of shares issued under its employee stock purchase plan, and may elect to repurchase shares of the Company’s Common Stock equivalent to the number of shares underlying stock options exercised.

The Company plans to fund its operations, including capital expenditures, using existing cash, cash flows from operations and, if needed, the existing line-of-credit discussed below. There are no material commitments for future capital expenditures for 2004, however, the Company expects that capital expenditures in 2004 may be as much as $3.5 million.

The Company finances its capital and operating needs primarily through cash flows from operations. This liquidity is contingent on continued customer demand for its products and services, and continuing the existing relationships with international licensees and certain law enforcement agencies. The Company expects to continue these relationships. The Company believes that it will be able to keep pace with required technological changes in its products and expects that its sales and marketing initiatives will continue to drive customer demand.

The Company’s cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

(In thousands)	Year Ended December 31,
	2003	2002
Cash provided by (used for):
Operating activities	$8,820	$2,545
Investing activities	(5,063)	(3,096)
Financing activities	(378)	(3,971)

Increase (decrease) in cash and equivalents	$3,379	$(4,522)

Cash provided by operating activities increased during the year ended December 31, 2003 compared to 2002, primarily due to increased net income in 2003 of $5,786,000, a net increase in cash generated by deferred revenue of $371,000, offset by a net decrease in cash generated from the change in working capital accounts of $188,000. The decrease in cash generated from working capital is mainly attributable to changes in accounts payable due to the normal variations in the timing of vendor payments, offset by (1) receipt of a $2,100,000 vendor volume rebate in 2003, (2) a $1,100,000 advance made to a licensee in the fourth quarter of 2002, and (3) a $1,300,000 increase in accrued and other liabilities during 2003 reflecting additional incentive compensation expense as a result of improved Company performance over the prior year.

Cash used in investing activities increased in 2003, compared to 2002, primarily due to increased capital expenditures incurred for maintaining and improving computer systems and the purchase of additional LoJack System infrastructure components, mainly Vehicle Tracking Units. In addition, during the year ended December 31, 2003, the Company made additional cash investments in its French licensee totaling $757,000. At December 31, 2003, the carrying value of the Company’s investment in its French licensee amounted to $2,454,000.

Cash used in financing activities decreased in 2003, compared to 2002. Cash used for financing activities in 2002 included $3,499,000 in repurchases of the Company’s Common Stock partially offset by the proceeds from the exercise of stock options. None of the Company’s Common Stock was repurchased during 2003. In 2004, the Company intends to repurchase shares of its Common Stock equivalent to the number of new shares issued under its employee stock purchase plan and may purchase shares equivalent to the number of stock options exercised during the year. In 2003, the Company issued a total of 150,127 shares under its employee stock purchase plan generating aggregate proceeds of $584,000 as compared to $258,000 of proceeds for stock issuances of 71,494 shares under this plan in 2002. The total issuances under the employee stock purchase plan were greater in 2003 because the plan began in the second half of 2002. Repayment of capital leases decreased by $536,000 in 2003, as compared to 2002, since the Company, beginning in January 2003, began to enter into operating leases for new vehicles that are used by installation personnel.

As of December 31, 2003, the Company had working capital of $21,572,000. The Company believes that it has sufficient capital resources to meet its anticipated capital and operating requirements for at least the next twelve months using existing working capital, cash flows from operations and, if necessary, drawing upon the Company’s line-of-credit facility, which expires in June 2005. The unsecured line-of-credit provides for maximum borrowings up to $10,000,000. Outstanding borrowings under this line-of-credit facility bear annual interest, payable monthly, at the bank’s base rate (4% at December 31, 2003), or if converted, based upon the LIBOR rate plus 200 basis points (totaling 3.12% at December 31, 2003). No borrowings under this facility were outstanding as of December 31, 2003. A $595,000 irrevocable letter of credit was established for a vendor in January 2004 and this letter of credit reduces the available borrowings under the line-of-credit facility.

The line-of-credit facility generally contains limitations on indebtedness, certain investments in equity securities and entity acquisitions; requires lender’s approval of mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, the Company is required to maintain certain financial performance measures including debt service coverage, a maximum ratio of total liabilities to tangible net worth and a minimum current ratio. The payment of dividends and repurchase of the Company’s Common Stock is permitted under the line-of-credit facility and is limited only to the extent such payments affect the Company’s ability to meet certain financial performance measures thereunder. Failure to maintain compliance with covenants could impair the availability of the facility. As of December 31, 2003, the Company was in compliance with all covenants under the line-of-credit facility.

Currently, the Company does not enter into financial instrument transactions for trading or speculative purposes. The Company does not intend to establish any special purpose entity and does not have any material off balance sheet financing transactions.

The Company has substantial fixed contractual obligations under various capital and operating lease agreements relating to its office locations, computer and office equipment, tower infrastructure locations and vehicles used by installation personnel. Other substantial contractual obligations include severance arrangements, non-cancelable inventory purchase commitments and engineering agreements if project milestones are met. Management believes the attainment of the project milestones over the next 18 months is reasonably possible and estimable and, as such, these estimated milestones have been included in the table below. Contractual obligations and commercial commitments existing at December 31, 2003 were as follows:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations including interest	$1,117,000	$940,000	$177,000	$—	$—
Operating leases	8,094,000	2,582,000	4,360,000	1,107,000	45,000
Severance arrangements	497,000	225,000	272,000	—	—
Purchase commitments and milestone payments	9,928,000	9,803,000	125,000	—	—

Total	$19,636,000	$13,550,000	$4,934,000	$1,107,000	$45,000

OTHER INFORMATION

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information, which involves risk and uncertainty. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company’s market and customers, the Company’s objectives and plans for future operations and products and the Company’s expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to:

The Company depends on its principal products and market acceptance of them. The Company currently derives most of its revenues from sales of Vehicle Location Units and related products and the licensing of the LoJack System and sale of related products to licensees in international countries. The Company also derives a portion of its revenues from sales of conventional vehicle security devices and the sale of warranties. As a result, any factor adversely affecting sales of the Company’s principal products would have an adverse effect on the Company.

The Company’s success is heavily dependent upon acceptance of its current and future products in new markets. There is no assurance that the LoJack System and improvements and modifications thereto will continue to achieve widespread consumer acceptance in all of the Company’s existing or future markets.

The Company is affected by changes in economic conditions and new vehicle sales. The Company’s products are installed principally in new and used vehicles. While the increase in the sale of its vehicle recovery system was substantially greater than the increase in the sale of new vehicles in 2003, any change in general economic conditions resulting in decreased new vehicle sales could adversely affect the Company. Because new car sales are most often a discretionary activity, the Company is unable to accurately predict its sales in future quarters. In any quarter, many factors can affect the Company’s revenues. These factors include, but are not limited to, periods of economic slowdown, slowdowns in vehicle production, the effectiveness of the Company’s marketing initiatives, labor disputes affecting the automobile industry and any change in general economic conditions. If significantly fewer new vehicles are sold, fewer Vehicle Location Units may be sold and installed.

The Company relies on key personnel. The Company’s success depends, to a significant degree, upon the efforts and abilities of key technical, marketing, sales and management personnel. The loss of services of one or more of these key employees could have an adverse effect on the Company. In addition, the Company believes that its future success depends in part upon its ability to attract, retain, and motivate qualified personnel necessary for the development of its business. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

The Company is subject to Government regulations and approval. The Company must obtain the approval of law enforcement agencies, as well as other governmental agencies, for implementation of the LoJack System before sales of Vehicle Location Units can commence in a given jurisdiction. The approval process may be time consuming and costly. In addition, governmental approval may be terminable by the executive or legislative body in some jurisdictions. Such governmental discretion and regulation may limit the number of potential customers for the Company’s services or impede its ability to offer competitive services to the market. The Company’s licensees will likely encounter similar or additional regulatory requirements and uncertainties as the Company expands into international markets through its licensees. Lastly, the LoJack System is operated by law enforcement agencies utilizing a frequency assigned by the FCC for that purpose. The system operation is dependent on the continued availability of the frequency.

The Company depends on proprietary technology. The Company’s success is dependent on its proprietary technology. Although the Company seeks to protect its intellectual rights through patents, trademarks, trade secrets and license agreements, there can be no assurance that the Company will be able to protect its technology from misappropriation or that competitors will not develop similar technology independently. There can be no assurance that third parties will not assert that the Company’s products infringe upon their own patents or trade secrets. In addition, the laws of certain international countries in which the Company’s products are or may be distributed do not protect the Company’s products and intellectual rights to the same extent as the laws of the United States.

The Company currently depends on a single supplier for its principal product. Key components of the Company’s principal product are currently manufactured to the Company’s specifications by a single supplier. In December 2003, the Company entered into an agreement with Plextek Limited, communications technology consultants, to design and supply, through a third party contract manufacturer, a “next generation” Vehicle Location Unit. LoJack believes this will reduce risks associated with having only a single supplier and expects it will result in more competitive pricing. There can be no assurance that the Company will obtain such components from its alternative supplier.

The Company faces competition. Several competitors or potential competitors are marketing or have announced the development of stolen vehicle tracking products, which may be directly competitive with the LoJack System. To the Company’s knowledge, competitors have not developed stolen vehicle recovery products compatible with the LoJack System. In addition, the Company is unaware of any competitor who proposes a system capable of being operated or actively monitored exclusively by law enforcement agencies as is the LoJack System. However, there can be no assurance that the Company will be able to compete successfully against existing companies or new entrants to the marketplace. Furthermore, the development by competitors of new or improved products or technologies may render the Company’s products or proposed products obsolete or less competitive.

The Company relies on third party installers and distributors. The Company’s current forecasts for revenue growth and planned improvements in profitability are partially contingent on the continuance of existing relationships and formation of new relationships with third party installers and distributors. There can be no assurance that the Company will maintain these relationships and form new relationships in the future.

The Company has inherent risks attendant to its international operations. The Company carries investments in several of, and holds significant receivables from, its foreign licensees. In addition, the current forecast for the Company’s revenue and profit growth is partially contingent on the Company’s international operations and the operations of its licensees. There can be no assurance that the carrying value of the investments, collectability of receivables or attainment of revenue and profit targets from its international segment would not be adversely impacted if any of the following factors were to change: (1) changes to international licensees’ existing management teams, (2) changing geopolitical and economic conditions in the foreign countries where the Company’s licensees operate, (3) inability of the Company’s licensees to meet their working capital needs and (4) potential currency control and restrictions imposed by governments, fluctuations in foreign currency rates of exchange, and increased foreign tariffs or duties impacting in-country pricing of the Company’s products.

The Company undertakes no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has limited exposure to market risk due to the nature of its financial instruments. The Company’s financial instruments at December 31, 2003 consisted of cash and equivalents, accounts receivable, accounts payable, customer deposits, accrued liabilities, and capital lease obligations. The fair value of these financial instruments as of December 31, 2003, approximated their carrying values.

The Company’s interest rate exposure is limited primarily to the effect of interest rate changes on amounts outstanding under its $10,000,000 variable rate line-of-credit facility. An immediate adverse change in market interest rates would not have had any effect on the Company’s interest expense for the year ended December 31, 2003, as there were no borrowings outstanding at any time during 2003 under its line-of-credit facility.

In addition, the Company does not have any significant foreign currency exposure as most transactions with customers and vendors are denominated in U.S. dollars. In November 2002, the Company entered into an agreement to convert $1,033,000 of its $1,749,000 note receivable from its Argentine licensee to be denominated in Argentina Pesos. As of December 31, 2003, $1,339,000 remained outstanding. As a reserve for 100% of this note has been established, there is no foreign currency exposure reflected in the financial statements.

In December 2002, the Company established a Brazilian subsidiary. In May 2003, purchase and sale transactions denominated in Brazil’s currency (Real) began and occurred during the year ended December 31, 2003, resulting in minimal foreign currency exposure. If the Company encounters material foreign currency exposure in the future, the Company may elect to manage the related exposure by utilizing a hedging strategy.

Currently, the Company does not enter into financial instrument transactions for trading or speculative purposes. The Company does not intend to establish any special purpose entity and does not have any material off balance sheet financing transactions.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the related report of the Company’s independent auditors thereon are included in this report at the page indicated.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

LoJack Corporation:

We have audited the accompanying consolidated balance sheets of LoJack Corporation and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002 and the ten-month period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LoJack Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and the ten-month period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Boston, Massachusetts March 18, 2004

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
ASSETS	2003	2002
CURRENT ASSETS:
Cash and equivalents	$4,746	$1,367
Accounts receivable - net	23,216	19,152
Inventories	10,038	7,965
Prepaid expenses and other	1,520	3,175
Prepaid income taxes	—	219
Deferred income taxes	2,805	2,358

Total current assets	42,325	34,236
PROPERTY AND EQUIPMENT - NET	14,482	13,404
DEFERRED INCOME TAXES	3,467	2,886
OTHER ASSETS - NET	4,300	4,477

TOTAL	$64,574	$55,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$875	$1,504
Accounts payable	8,999	10,950
Accrued and other liabilities	2,492	2,186
Current portion of deferred revenue	4,856	4,527
Accrued compensation	3,531	2,214

Total current liabilities	20,753	21,381
ACCRUED COMPENSATION	272	508
DEFERRED REVENUE	14,187	11,682
CAPITAL LEASE OBLIGATIONS	174	1,064

TOTAL LIABILITIES	35,386	34,635

STOCKHOLDERS’ EQUITY:
Preferred stock - $.01 par value; authorized, 10,000,000 shares; none issued or outstanding	—	—
Common stock - $.01 par value; authorized, 35,000,000 shares; issued, 14,975,236 at December 31, 2003 and 23,403,675 at December 31, 2002	150	234
Additional paid-in capital	722	63,884
Retained earnings	28,316	34,952
Treasury stock, at cost, no shares of common stock at December 31, 2003, and 8,663,034 shares of common stock at December 31, 2002	—	(78,702)

Total stockholders’ equity	29,188	20,368

TOTAL	$64,574	$55,003

See notes to consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Year Ended December 31,		Ten Months Ended December 31, 2001
	2003	2002
REVENUES	$125,808	$116,426	$84,379
COST OF GOODS SOLD (exclusive of depreciation shown separately below)	61,893	59,162	42,224

GROSS MARGIN	63,915	57,264	42,155

COSTS AND EXPENSES:
Product development	3,534	2,300	2,634
Sales and marketing	30,929	35,068	22,783
General and administrative	14,792	14,540	10,531
Depreciation and amortization	2,276	2,292	1,604

Total	51,531	54,200	37,552

OPERATING INCOME	12,384	3,064	4,603

OTHER INCOME (EXPENSE):
Interest expense	(84)	(213)	(200)
Interest income	133	148	285
Other income	51	—	2

Total	100	(65)	87

INCOME BEFORE PROVISION FOR INCOME TAXES	12,484	2,999	4,690
PROVISION FOR INCOME TAXES	4,869	1,170	1,735

NET INCOME	$7,615	$1,829	$2,955

BASIC EARNINGS PER SHARE	$0.51	$0.12	$0.19
DILUTED EARNINGS PER SHARE	$0.51	$0.12	$0.19
WEIGHTED AVERAGE SHARES:
BASIC	14,913,199	14,692,225	15,272,264

DILUTED	15,054,986	14,726,131	15,774,719

See notes to consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003 AND 2002 AND TEN MONTHS ENDED DECEMBER 31, 2001

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital		Treasury Stock
	Number of Shares	Amount		Retained Earnings	Number of Shares	Amount	Total
BALANCE, MARCH 1, 2001	22,517,281	$225	$60,940	$30,168	6,939,200	$(69,497)	$21,836
Net income				2,955			2,955
Exercise of stock options	183,000	2	364				366
Repurchase of common stock					1,056,640	(5,706)	(5,706)
Tax benefit of employee stock option exercises			226				226

BALANCE, DECEMBER 31, 2001	22,700,281	227	61,530	33,123	7,995,840	(75,203)	19,677
Net income				1,829			1,829
Exercise of stock options	631,900	6	1,261				1,267
Issuance of shares under employee stock purchase plan	71,494	1	257				258
Repurchase of common stock					667,194	(3,499)	(3,499)
Tax benefit of employee stock option exercises			836			—	836

BALANCE, DECEMBER 31, 2002	23,403,675	234	63,884	34,952	8,663,034	(78,702)	20,368
Net income				7,615			7,615
Exercise of stock options	84,468	1	499				500
Issuance of shares under employee stock purchase plan	150,127	2	582				584
Capitalization of retained earnings			14,251	(14,251)			0
Retirement of treasury shares	(8,663,034)	(87)	(78,615)		(8,663,034)	78,702	0
Tax benefit of employee stock option exercises			121			—	121

BALANCE, DECEMBER 31, 2003	14,975,236	$150	$722	$28,316	—	$—	$29,188

See notes to consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,		Ten Months Ended December 31, 2001
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,615	$1,829	$2,955
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred revenue recognized	(6,050)	(6,980)	(6,403)
Deferred revenue additions	8,884	9,443	8,879
Depreciation and amortization	4,354	4,330	3,216
Provision for doubtful accounts	11	889	1,275
Deferred income taxes	(1,028)	(1,097)	(1,149)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(4,381)	(4,180)	(4,193)
Inventories	(2,073)	(2,100)	(1,273)
Prepaid expenses and other assets	1,655	(2,788)	75
Prepaid income taxes	340	758	1,456
Other assets	114	(68)	(423)
Accounts payable	(1,951)	4,261	4,617
Advance to licensee and related costs	—	(1,156)	(346)
Accrued and other liabilities	1,330	(596)	1,105

Net cash provided by operating activities	8,820	2,545	9,791

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment - net	(4,306)	(3,096)	(4,058)
Investment in foreign licensee	(757)	—	(866)

Net cash used for investing activities	(5,063)	(3,096)	(4,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	500	1,267	366
Issuance of shares under employee stock purchase plan	584	258	—
Repayment of capital lease obligations	(1,462)	(1,997)	(1,627)
Repurchase of common stock	—	(3,499)	(5,706)

Net cash used for financing activities	(378)	(3,971)	(6,967)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3,379	(4,522)	(2,100)
BEGINNING CASH AND EQUIVALENTS	1,367	5,889	7,989

ENDING CASH AND EQUIVALENTS	$4,746	$1,367	$5,889

See notes to consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002 AND THE TEN MONTHS ENDED DECEMBER 31, 2001

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company – LoJack Corporation and subsidiaries (“LoJack” or the “Company”) market and license components of the LoJack System and related products, a unique proprietary system for tracking, locating and recovering stolen vehicles. The Company is headquartered in Westwood, Massachusetts and has significant operations throughout the United States and 25 international markets.

Summary of Significant Accounting Policies

Change in Fiscal Year – On October 24, 2001, the Company’s Board of Directors approved a change in the Company’s fiscal year end from the last day of February to December 31, effective beginning December 31, 2001. All references in the financial statements to the period ended December 31, 2001 refer to the ten months ended December 31, 2001 whereas the years ended December 31, 2003 and December 31, 2002 reference twelve-month periods.

Principles of Consolidation – The consolidated financial statements include the accounts of LoJack and its wholly owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

Use of Estimates – The management of the Company is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto, in order to conform with generally accepted accounting principles. The Company’s actual results could differ from these estimates.

Revenue Recognition and Deferred Revenue – The Company recognizes revenue on sales of domestic Vehicle Location Units and most related products upon installation. Revenues relating to sales to its third party sales and installation partners are recognized upon shipment, prior to the installation of the related products in the consumer’s vehicle. Revenues relating to the sale of the LoJack Early Warning™ Recovery System (“LoJack Early Warning”) are recognized over a period of the estimated life of vehicle ownership, generally five years. Revenues from the sales of products and components of the LoJack System to international licensees are recognized upon shipment to the licensee or, if later, when payment becomes reasonably assured. The Company recognizes license payments in revenue over the term of the license (typically ten years). Royalty revenues are recognized when earned or when payment is reasonably assured, whichever is later.

The Company offers several types of contractual extended warranty products. For those warranty products to which an independent third party insurer, and not the Company, is the primary obligor, the Company recognizes payments for these contracts, net of related costs, in revenues at the time of sale.

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

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair values of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF Issue No. 00-21 was effective for the Company for revenue arrangements entered into on or after July 1, 2003. In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with EITF Issue No. 00-21. The adoption of EITF Issue No. 00-21 and SAB 104 did not have any impact on the Company’s consolidated financial position or results of operations.

Warranty Costs – The Company warrants to consumers that the Vehicle Location Unit will be free from defects in material or workmanship for a period of two years from the date of installation. The Company also warrants to purchasers of the Vehicle Location Unit that if the Vehicle Location Unit equipped vehicle is stolen in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time that the theft is reported to the police, the Company will pay the consumer an amount equal to the full purchase price of the Vehicle Location Unit up to a maximum of $695 (up to $995 if the consumer has purchased LoJack Early Warning). Anticipated costs related to this standard product warranty are charged against income at the time of sale of the related product. Warranty costs for the periods ended December 31, 2003, 2002 and 2001, respectively, were as follows:

	Balance at Beginning of Period	Charges to Costs and Expenses	Deductions		Balance at End of Period
For the year ended:
December 31, 2003	$425,000	$174,000	$(108,000)		$491,000

December 31, 2002	$430,000	$128,000	$(133,000)		$425,000

For the ten months ended:
December 31, 2001	$459,000	$67,000	$(196,000)		$430,000

Cash and Equivalents – Cash and equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less. Management routinely assesses the financial strength of its depository banks and, as of December 31, 2003, believes it had no significant exposure to credit risks.

Fair Value of Financial Instruments – The Company’s financial instruments consist of cash and equivalents, accounts receivable, accounts payable, customer deposits, accrued liabilities and capital lease obligations. The fair value of these financial instruments approximates their carrying value.

Accounts Receivable – The allowance for doubtful accounts was as follows for the periods ended December 31, 2003, 2002 and 2001:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Transfers and Deductions (1)		Balance at End of Period
For the year ended:
December 31, 2003	$1,258,000	$11,000	$(308,000)		$961,000

December 31, 2002	$1,551,000	$889,000	$(1,182,000	)(2)	$1,258,000

For the ten months ended:
December 31, 2001	$602,000	$1,275,000	$(326,000)		$1,551,000	(3)

(1)	Deductions represent net accounts written off unless otherwise noted.

(2)	Total includes the transfer of $1,073,000 from the allowance for doubtful accounts relating to a receivable balance from the Company’s Argentine licensee, which was converted to a note receivable during 2002. In addition, the Company reclassified $676,000 from deferred liabilities for the same receivable, resulting in the note receivable in the amount of $1,749,000 to be fully reserved at December 31, 2002.

(3)	Total includes $1,275,000 of international bad debt reserves primarily relating to the Company’s licensee located in Argentina.

Domestic accounts receivable are principally due from new and used automobile dealers that are geographically dispersed in various states. International accounts receivable are principally due from international licensees. When possible, the Company assures payment for its products from international licensees through the purchase of private trade credit insurance.

Inventories – Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of finished goods, including Vehicle Location Units and other related products and components held for resale.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets (three to seven years).

Investments – The Company has made investments in certain international licensees. These investments to date have resulted in ownership of 13.37% or less of any one licensee. These investments are accounted for using the cost method of accounting. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other- than-temporary declines in fair value, distributions of earnings, additional investments made and other ownership changes. The Company has not recorded any gains or losses on these investments through December 31, 2003.

Impairment of Long-lived Assets – The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Software Capitalization – Software development costs of $197,000 and $174,000 in the years ended December 31, 2003 and 2002, and $194,000 in the ten months ended December 31, 2001 were capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company begins amortizing the costs when the related product becomes commercially available and amortizes such costs over the estimated life, generally 3 years.

Income Taxes – The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and tax basis of existing assets and liabilities, using enacted tax rates anticipated to be in effect in the year(s) in which the differences are expected to reverse.

Product development – Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. A portion of the Company’s product development efforts has been outsourced to unrelated third parties. The contracts with third parties require payments based upon completion of defined milestones. Because these milestones and the level of effort expended by the contractors are not always consistent, the Company’s recorded product development expenses may vary significantly from period to period. Expenses related to milestone achievements amounted to $540,000, $85,000 and $1,071,000 for the years ended December 31, 2003 and 2002, and the ten months ended December 31, 2001, respectively.

Accounting for Stock-Based Compensation – The Company accounts for stock-based compensation for employees and directors under the recognition and measurement principles of Accounting Principle Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and has elected the disclosure alternative under Statement of Financial Accounting Standards (“SFAS”) No. 123. No stock–based employee compensation costs are reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of the grant. Had a compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123, the Company’s net income and basic and diluted net income per share would have been as follows:

	Year Ended December 31,		Ten Months Ended December 31, 2001
	2003	2002
Net income, as reported	$7,615	$1,829	$2,955
Less stock based compensation expense determined under fair value method for all stock options, net of related income tax expense	(1,205)	(1,527)	(1,609)

Pro forma net income	$6,410	$302	$1,346

Earnings per share:
Basic, as reported	$0.51	$0.12	$0.19
Basic, pro forma	$0.43	$0.02	$0.09
Diluted, as reported	$0.51	$0.12	$0.19
Diluted, pro forma	$0.43	$0.02	$0.09

Options granted during the years ended December 31, 2003 and 2002, and the ten months ended December 31, 2001, had a weighted average fair value on the date of grant of $2.51, $2.98, and $3.42, respectively. The fair value of options on their grant date was measured using the Black/Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	December 31,
	2003	2002	2001
Range of risk free interest rates	3.33% - 4.27%	4.93% - 5.28%	4.57% - 5.39%
Expected life of option grants	6 years	9 years	9 years
Weighted average volatility	39%	38%	44%
Dividend yield	0%	0%	0%

The Black/Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may or may not provide a reliable measure of the fair value of its stock options.

Earnings Per Share – Basic income per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income per common share reflects the effect of the Company’s outstanding stock options (using the treasury stock method), except where such stock options would be antidilutive.

A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

	Year Ended December 31,		Ten Months Ended December 31,
	2003	2002	2001
Weighted average shares for basic	14,913,199	14,692,225	15,272,264
Dilutive effect of stock options	141,787	33,906	502,455

Weighted average shares for diluted	15,054,986	14,726,131	15,774,719

Options to purchase 1,617,470, 3,918,295, and 3,162,205 shares of Common Stock were outstanding at December 31, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common share.

Certain Concentrations – For the year ended December 31, 2003, the Company contracted with a single supplier to manufacture Vehicle Tracking Units, a component of the LoJack System. The Company also contracted the manufacturing of the Vehicle Location Unit to a single supplier. The Company believes that other suppliers have the capability to manufacture these products. In December 2003, the Company entered into an agreement with a vendor to design and supply a “next generation” Vehicle Location Unit.

Segment Reporting – The Company has determined that it has two distinct reportable segments: the domestic segment and the international segment. The two segments are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management. Certain general overhead costs have been allocated to each segment based on methods considered to be reasonable by the Company’s management. Income taxes have been allocated to each segment using the Company’s effective tax rate.

New Accounting Pronouncements – In January and December 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) and No. 46, revised (FIN 46R), respectively, “Consolidation of Variable Interest Entities.” These statements, which address accounting for entities commonly known as special-purpose or off-balance-sheet entities, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. The Company must apply FIN 46R to its interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. The Company has considered the application of FIN 46 and FIN46R to its investments and other business relationships and concluded that the adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

Supplemental Disclosures of Cash Flow Information – Cash payments for interest aggregated approximately $84,000, $213,000, and $200,000 for the years ended December 31, 2003 and 2002 and the ten months ended December 31, 2001, respectively. Cash payments for income taxes for the years ended December 31, 2003 and 2002 and the ten months ended December 31, 2001 were approximately $5,025,000, $954,000, and $1,494,000, respectively.

Supplemental Disclosures of Noncash Investing and Financing Activities – During 2003, the Company obtained a 12.5% equity interest in its Mexican licensee by converting $1,502,000 of an outstanding receivable. Additionally, during 2003, an outstanding receivable of $306,000 was converted into an additional equity interest in the Company’s French licensee. In both instances, the carrying amount of the receivable was deemed to be equal to the fair value of the investment in the licensee. There were no such non-cash investing activities in 2002. During the ten months ended December 31, 2001, the Company obtained an ownership interest in its French licensee valued at $1,389,000, of which $500,000 was a non-cash exchange as a partial payment of a license contract fee.

Capital lease obligations for new vehicles aggregated approximately $1,627,000 and $1,831,000 during the year ended December 31, 2002 and the ten months ended December 31, 2001, respectively. There were no capital lease obligations incurred by the Company during the year ended December 31, 2003 as new vehicles were leased under operating leases.

Reclassifications – Certain amounts reported in prior years have been reclassified to conform to the current year presentation.

2.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2003	2002
LoJack System components	$21,255,000	$22,260,000
Equipment, furniture, and fixtures	10,245,000	8,587,000
Vehicles	6,366,000	9,142,000

Total	37,866,000	39,989,000
Less accumulated depreciation and amortization	(25,858,000)	(28,047,000)

Total	12,008,000	11,942,000
LoJack System components not yet in service	2,474,000	1,462,000

Property and equipment – net	$14,482,000	$13,404,000

LoJack System components not yet in service consist primarily of certain components relating to the operation of the LoJack System. Such components at December 31, 2003 are expected to be placed into service during the year ended December 31, 2004.

3.	OTHER ASSETS

Other assets consist of the following:

	December 31,
	2003	2002
Investments in international licensees	$3,956,000	$1,389,000
Long term deferred receivable from licensee	—	1,502,000
Capitalized and purchased development costs	—	1,193,000
Patents (net of amortization of $279,000 and $218,000)	147,000	207,000
Security deposits	125,000	138,000
Vendor deposits	72,000	48,000

Total other assets	$4,300,000	$4,477,000

Periodically, the Company has made investments in its international licensees in the form of cash and/or by converting receivables to equity. As of December 31, 2003, investments in international licensees of $3,956,000 included a 12.5% equity interest in the Company’s Mexican licensee, totaling $1,502,000, which was converted from a receivable that was outstanding at December 31, 2002, and a 13.37% equity interest in its French licensee, totaling $2,454,000.

Under the cost method of accounting, the investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. Management periodically reviews the carrying value of these investments. Based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and independent third party valuations, when appropriate, the Company has concluded that there are no impairments to the fair value of these investments that should be viewed as other-than-temporary. The Company has not recorded any gains or losses on these investments through December 31, 2003.

The French licensee which is in the early stage of operations, has (1) been allocated a required frequency from the French Telecommunications Regulatory Authority, (2) received approval from police forces to equip their vehicles with the licensee’s receivers, (3) installed significant infrastructure sufficient to cover its major markets, (4) partnered with major automobile manufacturers to distribute its products and (5) begun to sell and install products. As anticipated, this licensee is not yet generating positive cash flow and therefore required additional financing. The French licensee raised approximately $8.0 million in December 2003, and expects these funds to support operations through the end of 2004. At December 31, 2003, the Company does not believe that its investment in the French licensee is impaired. The Company may be required to record an impairment charge in a future period if, (1) the licensee would require additional capital above the amount it raised in December 2003 and is unable to raise sufficient capital to continue operations, (2) the licensee raises sufficient capital, but at a lower stock price than currently valued and/or (3) the operations and future cash flows of the licensee vary significantly from current projections, adversely affecting the viability of the business.

For the year ended December 31, 2003, revenues relating to product, royalty, license fees and components sold to the Mexican and French licensees amounted to $3,120,000 and $955,000, respectively. Receivables outstanding from the Mexican and French licensees as of December 31, 2003 amounted to $1,029,000 and $396,000, respectively.

Previously capitalized development and implementation costs of $1,065,000, relating to the Company’s new product, LoJack Early Warning, which was launched nationally in the first quarter of 2003, were placed in service and transferred from other assets to property and equipment. The remaining capitalized and purchased development costs were expensed in the second quarter of 2003 as the related project was abandoned.

4.	CAPITAL LEASE OBLIGATIONS

Capital Lease Obligations – The Company has entered into capital lease arrangements for certain vehicles. The cost of leased vehicles included in property and equipment is approximately $6,366,000 and $9,142,000, and the related accumulated amortization is approximately $4,936,000 and $5,957,000 as of December 31, 2003 and December 31, 2002, respectively. Amortization of such assets is included within costs of goods sold in the accompanying consolidated income statements.

At December 31, 2003, scheduled repayment requirements for capital lease obligations are as follows:

2004	$940,000
2005	177,000

Total payments	1,117,000
Less amounts representing interest	(68,000)

Total principal	1,049,000
Less current portion	(875,000)

Long-term portion	$174,000

5.	STOCKHOLDERS’ EQUITY

Preferred Stock - The Company has 10,000,000 authorized shares of $.01 par value Preferred Stock of which 350,000 shares of Preferred Stock have been designated as Series B Junior Participating Preferred Stock, par value $.01 per share (the “Series B Preferred Stock”). The Series B Preferred Stock is reserved for issuance pursuant to Series B Preferred Share Purchase Rights (each a “Right”) attached to the Common Stock. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer and Trust Company, a Rights Agent. There were no shares outstanding at December 31, 2003 and 2002, and there are no current plans to issue Preferred Stock.

Common Stock - As of December 31, 2003, the Company has 35,000,000 authorized shares of $.01 par value Common Stock of which 14,975,236 are issued and outstanding and an additional 5,618,742 shares are reserved for the future issuance and exercise of stock options.

Incentive Stock - In May 2003, the Company’s shareholders approved the Company’s 2003 Stock Incentive Plan (the “Incentive Plan”) which provides for the issuance of stock options and the granting of restricted stock to executive officers, officers and other key employees of the Company. A total of 1,481,543 shares of Common Stock are authorized for issuance under the Incentive Plan, consisting of 1,000,000 new shares and 481,543 shares carried over from the

Restated and Amended Stock Incentive Plan. The incentive options are granted at exercise prices equal to the fair market value of the Common Stock on the date of grant. Options generally become exercisable over periods of two to five years and expire ten years from the date of the grant. At December 31, 2003, 4,258,199 options were outstanding under both plans and 1,360,543 shares were available for future grant under the Incentive Plan.

The following table presents activity of all stock options:

	Options	Exercise Price
Outstanding at March 1, 2001	4,042,530	$7.67
Granted	496,750	5.85
Exercised	(183,000)	2.00
Canceled	(216,075)	9.72

Outstanding at December 31, 2001	4,140,205	7.53
Granted	502,900	5.34
Exercised	(631,900)	2.01
Canceled	(92,910)	6.43

Outstanding at December 31, 2002	3,918,295	8.17
Granted	724,092	5.65
Exercised	(84,468)	5.80
Canceled	(299,720)	5.02

Outstanding at December 31, 2003	4,258,199	$8.03

The following table sets forth information regarding options outstanding at December 31, 2003:

Number of Options	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Currently Exercisable	Weighted Average Exercise Price for Currently Exercisable
1,306,779	$4.70-5.90	$5.30	9	181,177	$5.42
1,746,450	6.47-8.74	7.55	4	1,479,980	7.57
495,020	9.00-10.25	9.75	3	495,020	9.75
709,950	12.38-15.00	13.04	3	709,950	13.04

4,258,199	$4.70-$15.00	$8.03	5	2,866,127	$9.16

At December 31, 2002 and December 31, 2001, there were 2,765,350 and 3,010,385 options exercisable at weighted average prices of $8.84 and $7.73, respectively.

Employee Stock Purchase Plan – In May 2002, the Company’s stockholders authorized up to 250,000 shares of Common Stock to be available for the Company’s Employee Stock Purchase Plan. In July 2003, the Company’s Board of Directors, subject to the approval of the Corporation’s stockholders in May 2004, voted to increase the shares available under the plan to 1,000,000 shares. The plan allows eligible employees to purchase the Company’s stock at the lower of 85% of the fair market value of the shares on the offering date or the purchase date, which is six months after commencement of the offering date. For the years ended December 31, 2003 and 2002, 150,127 and 71,494 shares, respectively, were issued under the plan.

Stock Repurchase Plan and Retirement of Treasury Stock– During fiscal 1996, the Company’s Board of Directors authorized a stock repurchase plan (the “Repurchase Plan”). The Repurchase Plan, as amended several times since that date, authorizes the Company to purchase up to 9,200,000 shares of its outstanding Common Stock. Through December 31, 2002, the Company had repurchased 8,663,034 shares for a total of $78,702,000. No additional shares were repurchased in 2003.

On July 24, 2003, the Company’s Board of Directors, approved the retirement of these 8,663,034 shares of treasury stock. The par value of the 8,663,034 shares of $87,000 was deducted from Common Stock while the remaining $78,615,000 cost of the treasury stock was allocated entirely to additional paid-in capital. Prior to the retirement of the treasury stock, the sum of $14,250,000 was transferred from retained earnings to additional paid-in capital.

6.	INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,		Ten Months Ended December 31, 2001
	2003	2002
Current:
Federal	$4,919,000	$1,957,000	$2,271,000
State	816,000	310,000	613,000
Foreign	162,000	—	—

Total	5,897,000	2,267,000	2,884,000

Deferred:
Federal	(874,000)	(932,000)	(981,000)
State	(154,000)	(165,000)	(168,000)

Total	(1,028,000)	(1,097,000)	(1,149,000)

Provision for income taxes	$4,869,000	$1,170,000	$1,735,000

The difference between the Company’s effective income tax rate and the United States statutory rate is reconciled below:

	Year Ended December 31,		Ten Months Ended December 31, 2001
	2003	2002
U.S. statutory rate	35%	35%	35%
State taxes, net of federal benefit	4	6	4
Foreign sales corporation	(2)	(6)	(4)
Other, net	2	4	2

Effective income tax rate	39%	39%	37%

The tax effects of the items comprising the Company’s net deferred tax asset at the end of December 31, 2003 and 2002 are as follows:

	December 31, 2003		December 31, 2002
	Current	Long-term	Current	Long-term
Deferred tax liabilities:
Differences between book and tax basis of property	$—	$(2,680,000)	$—	$(2,770,000)

Deferred tax liabilities	—	(2,680,000)	—	(2,770,000)

Deferred tax assets:
Accruals not currently deductible	757,000	472,000	539,000	909,000
Income deferred for book purposes	2,013,000	5,675,000	1,711,000	4,747,000
Net operating loss carryforwards	35,000	—	108,000	—

Deferred tax assets	2,805,000	6,147,000	2,358,000	5,656,000

Net deferred tax assets	$2,805,000	$3,467,000	$2,358,000	$2,886,000

7.	COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments – The Company leases various facilities and vehicles under operating leases whose terms expire from 2004 to 2009. The facility leases contain renewal options ranging from two to five years.

Minimum annual lease payments as of December 31, 2003 are as follows:

2004	$2,582,000
2005	2,329,000
2006	2,031,000
2007	862,000
2008 and thereafter	290,000

Total	$8,094,000

Rental expense under operating leases aggregated approximately $3,521,000, $2,370,000, and $1,671,000, for the years ended December 31, 2003 and 2002, and the ten months ended December 31, 2001, respectively.

Severance and Retirement Agreement – In February 2001 the Company recorded a charge to general and administrative expenses of $1,513,000 related to a management reorganization. The expense consisted of severance, which was paid in 2001, and retirement compensation and related benefits, which will be paid through 2006. At December 31, 2003, approximately $497,000 remains in accrued compensation ($225,000 classified as short term and $272,000 as long term).

Purchase Commitments and Milestone Payments – In the fourth quarter of 2003, the Company placed purchase orders to fulfill its calendar year 2004 production requirements. The orders include non-cancelable commitments of approximately $7,428,000. The Company is committed to its suppliers for certain engineering expenditures if project milestones are achieved relating to the re-engineering of the Vehicle Location Unit. The expenditures relating to milestone achievements are not expected to exceed $2,500,000 and are expected to be due within the next twelve to eighteen months.

Contingencies – From time to time, the Company is engaged in certain legal matters arising in the ordinary course of business. In the opinion of management, the Company has adequate legal defenses or insurance coverage with respect to these actions and believes that the ultimate outcomes will not have a material adverse effect on its financial position.

8.	EMPLOYEE BENEFIT PLAN

The Company has a defined contribution 40l(k) plan covering substantially all full-time employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. The Company matches a percentage of employee contributions on a discretionary basis as determined by the Board of Directors. The Company’s Board of Directors elected to match 50% of employee contributions (100% of employee contributions for those with more than five years of service) for the years ended December 31, 2003 and 2002, and the ten months ended December 31, 2001, subject to certain limitations. Company contributions become fully vested after five years of continuous service. Company contributions related to the plan were approximately $829,000, $655,000, and $455,000 for the years ended December 31, 2003 and 2002, and the ten months ended December 31, 2001, respectively.

9.	EXPORT REVENUES

Export revenues relate to product sales to, and royalties and licensing fees from, licensees in foreign countries. A summary of such revenues is as follows:

	Year Ended December 31,		Ten Months Ended December 31,
	2003	2002	2001
Export revenues:
Europe and Russia	$3,508,000	$3,087,000	$974,000
Argentina	4,662,000	917,000	1,013,000
Mexico	3,120,000	2,462,000	802,000
Other Latin American countries	5,518,000	6,273,000	4,550,000
Asia	332,000	182,000	105,000
Africa, primarily South Africa	7,808,000	7,100,000	6,709,000

Total	$24,948,000	$20,021,000	$14,153,000

10. SEGMENT INFORMATION

The following tables present information about the Company’s operating segments for the years ended December 31, 2003 and 2002 and the ten months ended December 31, 2001:

(in thousands)

	Domestic Segment	International Segment	Consolidated
Year ended December 31, 2003
Revenues	$100,860	$24,948	$125,808
Depreciation and amortization	4,335	19	4,354
Segment net income	3,268	4,347	7,615
Capital expenditures (excluding capital leases)	4,280	26	4,306
Segment assets	50,032	14,542	64,574

Year ended December 31, 2002
Revenues	$96,405	$20,021	$116,426
Depreciation and amortization	4,321	9	4,330
Segment net income (loss)	(742)	2,571	1,829
Capital expenditures (excluding capital leases)	3,033	63	3,096
Segment assets	44,412	10,591	55,003

Ten Months ended December 31, 2001
Revenues	$70,226	$14,153	$84,379
Depreciation and amortization	3,213	3	3,216
Segment net income	1,913	1,042	2,955
Capital expenditures (excluding capital leases)	4,058	—	4,058
Segment assets	41,606	6,588	48,194

11. UNAUDITED INTERIM FINANCIAL INFORMATION

The following tables present revenues, margin and earnings by quarter for the years ended December 31, 2003 and 2002:

(Unaudited and in thousands except per share information)

Year Ended December 31, 2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$27,742	$31,312	$33,752	$33,002
Gross margin	13,686	16,165	17,844	16,220
Net income	964	1,707	2,486	2,458
Basic earnings per share	$0.07	$0.12	$0.17	$0.16
Diluted earnings per share	$0.07	$0.12	$0.17	$0.16

Year Ended December 31, 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$27,400	$30,419	$31,087	$27,520
Gross margin	13,431	14,906	14,783	14,144
Net income	84	28	813	904
Basic earnings per share	$0.01	$—	$0.06	$0.06
Diluted earnings per share	$0.01	$—	$0.06	$0.06

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Based on their evaluations, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Code of Ethics

The Company’s Amended and Restated Code of Business Conduct and Ethics (the “Code of Business Conduct and Ethics”) applies to the Company’s directors, officers and employees. The Code of Business Conduct and Ethics is posted on the Company’s website, www.lojack.com, under “Investors” under the heading “Corporate Governance.” Any waiver for directors or executive officers from a provision of the Code of Business Conduct and Ethics must be approved by the Company’s Board of Directors and shall be disclosed on a Form 8-K within business five days. Additionally, the Company intends to satisfy its disclosure requirement regarding any amendment to the Code of Business Conduct and Ethics by posting such information on the Company’s website or in a report on Form 8-K within five business days.

The Company’s website address is included in this Annual Report on Form 10-K as a textual reference only and the information in the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.

See Item 1, Business – Executive Officers of the Registrant.

The remainder of the information required by this Item 10 is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 20, 2004 under the headings “Proposal No. 1 – Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the information appearing in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2004 under the headings “Executive Compensation” and “Proposal No. 1 – Election of Directors.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated herein by reference to the information appearing in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2004 under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized For Issuance Under Equity Compensation Plans.”

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2004 under the heading “Certain Relationships and Related Transactions.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2004 under the heading “Auditors.”

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Consolidated Financial Statements

The following financial statements and the report of the independent auditors are included in this report on the page indicated.

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

3A.	Restated Articles of Organization (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1994, filed with the Commission, File No. 108439 (the “1994 Form 10-K”)).

3B.	Amended By-Laws (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 1992, filed with the Commission, File No. 108439).

4A.	Specimen Share Certificate (incorporated by reference to File No. 2-74238-B).

4A1.	Amended Specimen Share Certificate (incorporated by reference to File No. 2-98609).

4B.	Rights Agreement, dated December 17, 1999, between the Company and American Stock Transfer and Trust Company (incorporated by reference to the Company’s registration statement on Form 8-A, filed with Commission, File No. 28563).

10A.	Supply Agreement with Motorola (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1986, filed with the Commission, File No. 108439).

10B.	Agreement, dated March 9, 1989, with the City of Los Angeles (incorporated by reference to File No. 33-27457).

10C.	Contract, dated as of April 24, 1989, between the State of Michigan and LoJack Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1990, filed with the Commission, File No. 108439 (the “1990 Form 10-K”)).

10D.	Agreement, dated as of August 23, 1990, between the Company and the Illinois State Police (incorporated by reference to the 1990 Form 10-K).

10E.	Accepted Proposal by the Company to the Massachusetts Department of Public Safety (incorporated by reference to File No. 2-74238-B).

10F.	Lease Agreement Number VA-901212-LOJ, dated September 17, 1991, between the Company and the Commonwealth of Virginia (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993, filed with the Commission, File No. 00274238B (the “1993 Form 10-K”)).

10G.	Lease Agreement, dated June 6, 1991, between the Company and the State of Georgia Department of Public Safety (incorporated by reference to the 1993 Form 10-K).

10H.	License, Trademark and Supply Agreement, dated July 16, 1992, by and between Carsearch Corporation, a subsidiary of the Company, and Secar, Ltd. Kutuzovovn, Bratislava, Czechoslovakia (incorporated by reference the 1993 Form 10-K).

10I.	Patent License and Ancillary Know-How Agreement, dated December 30, 1991, and Second Amendment (relating to the Patent, License and Know-How Agreement of December 30, 1991), dated January 29, 1993, each by and between the Company and Stolen Vehicle Recovery Systems Limited, Aylesbury, Buckingham, UK (incorporated by reference to the 1993 Form 10-K).

10J.	Agreement, dated January 21, 1994, between the New York Division of State Police and the Company (incorporated by reference to the 1994 Form 10-K).

10K.	Memorandum of Understanding, dated July 29, 1993, with the District of Columbia Metropolitan Police Department (incorporated by reference to Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the Commission, File No. 00274238B (the “1995 Form 10-K”)).

10L.	Memorandum of Understanding, dated February 28, 1994, with Rhode Island State Police (incorporated by reference to the 1995 Form 10-K).

10M.	Contract, dated July 15, 1993, with the State of Connecticut (incorporated by reference to the 1995 Form 10-K).

10N.	License, Trademark, and Supply Agreement, dated October 13, 1994, between LoJack International Corporation and Tracker Vehicle Location Systems (PTY) Ltd., Cape Town, South Africa (incorporated by reference to the 1995 Form 10-K).

10O.	License and Supply Agreement, dated April 25, 1995, between LoJack International Corporation and United States Consolidated Technologies Corporation (incorporated by reference to the 1995 Form 10-K).

10P.	Trademark and Supply Agreement, dated August 15, 1995, between LoJack International and CarTrack Kenya Limited, Nairobi, Kenya (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 1996, filed with the Commission, File No. 00274238B).

10Q.	Agreement, dated September 1, 1996, between the Company and the Texas Department of Public Safety (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1997, filed with the Commission, File No. 108439 (the “1997 Form 10-K”)).

10R.	Agreement, dated May 14, 1996, between the Commonwealth of Pennsylvania, Pennsylvania State Police and the Company (incorporated by reference to the 1997 Form 10-K).

10S.	Agreement, dated November 8, 1996, between the Maryland Department of State Police and the Company (incorporated by reference to the 1997 Form 10-K).

10T.	Employment Agreement, dated November 1, 2000, with Ronald J. Rossi (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001, filed with the Commission, File No. 108439).

10U.	Loan Agreement, dated June 21, 2002, among Citizens Bank of Massachusetts and the Company, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdings Corporation, LoJack of Pennsylvania, Inc., LoJack Recovery Systems Business Trust, LoJack Arizona, LLC, Vehicle Recovery Systems Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission, File No. 108439).

10V.	Loan Agreement, between the Company and its Argentine licensee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission, File No. 108439 (the “September 2002 Form 10-Q”)).

10W.	Promissory Note, dated September 5, 2002, issued to the Company by its Argentine licensee (incorporated by reference to the September 2002 Form 10-Q).

10X.	Pledge and Security Agreement, dated September 5, 2002, made by Carlos Roberto Mackinlay in favor of the Company (incorporated by reference to the September 2002 Form 10-Q).

10Y.	Pledge and Security Agreement, dated September 5, 2002, made by Roberto Bonanni Rey in favor of the Company (incorporated by reference to the September 2002 Form 10-Q).

10Z.	Guarantee Agreement, dated September 5, 2002, by Carlos Roberto Mackinlay in favor of the Company (incorporated by reference to the September 2002 Form 10-Q).

10aa.	Amended Employment Agreement, dated July 31, 2002, with Ronald J. Rossi. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Commission, File No. 108439 (the “2002 Form 10-K”).

10bb.	Amendment, effective November 30, 2002, to the September 5, 2002 Loan Agreement, entered into by and among Car Security S.A., LoJack Recovery Systems Business Trust, the Company, Carlos Mackinlay and Roberto Bonanni Rey (incorporated by reference to the 2002 Form 10-K).

10cc.++	Restated and Amended Stock Incentive Plan, as restated February 28, 2001, and as amended on October 11, 2001 and December 23, 2002 (incorporated by reference to the 2002 Form 10-K).

10dd.++	Form of Senior Management Option Agreement (incorporated by reference to the 2002 Form 10-K).

10ee.++	Form of Non-Employee Director Option Agreement (incorporated by reference to the 2002 Form 10-K).

10ff.	Amendment No. 1 to Loan Agreement and Consent, dated as of January 8, 2003, by and among the Company, LoJack International Corporation, Vehicle Recovery Systems Company, LoJack Global LLC, LoJack Operating Company, L.P. and Citizens Bank of Massachusetts (incorporated by reference to the 2002 Form 10-K).

10gg.++	Form of Change of Control Agreement (incorporated by reference to the 2002 Form 10-K).

10hh.	Subscription Agreement, dated as of March 14, 2002, by and among LoJack de México, S. de R.L. de C.V., Grupo Car Mart, S.A. de C.V. and José Antonio Ocejo Gutiérrez (incorporated by reference to the 2002 Form 10-K).

10ii.	Contrat D’Emission D’ Obligations Convertibles (Agreement to Issue Convertible Bonds), dated March 10, 2003, between the Company and its French licensee, Traqueur (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Commission, File No. 108439).
(a) As executed
(b) English translation

10jj.	Avenant Au Contrat D’Emission D’Obligations Convertibles, (Amendment to Agreement to Issue Convertible Bonds), dated March 25, 2003, between the Company and its French licensee, Traqueur (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Commission, File No. 108439 (the “June 2003 10-Q”)).
(a) As executed
(b) English translation

10kk.	Protocle D’investissement (Investment Agreement), dated July 28, 2003, between the Company and its French licensee, Traqueur (incorporated by reference to the June 2003 10-Q).
(a) As executed
(b) English translation

10ll.	Letter agreements, dated July 28, 2003, to purchase 400 shares in Traqueur (incorporated by reference to the June 2003 10-Q).
(a) A proposed transfer of shares and waiver of preemptive rights
(b) Letter regarding exercise of preemptive rights to purchase by LoJack Corporation
(c) Letter to waive preemptive rights by Tracker Network UK Limited

10mm.++	Form of Change of Control Agreements (incorporated by reference to the June 2003 10-Q).

10nn.++	Amendment to Change of Control Agreement, dated May 2003, between LoJack Corporation and Joseph F. Abely (incorporated by reference to the June 2003 10-Q).

10oo.	Termes et conditions de l’avance en compte courant au profit de la societe, (Advance Agreement), dated October 31, 2003, between the Company and its French licensee, Traqueur (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Filed with the Commission, File No. 108439).
(a) As executed
(b) English translation

10pp.*	Agreement for the Design & Supply of VLU5 Products, dated December 29, 2003, between the Company and Plextek Limited, (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10qq.*	Amendment to the Shareholder Loan to the Benefit of Traqueur SA, dated December 15, 2003, between the Company and its French licensee, Traqueur.
(a) As executed
(b) English translation

10rr.*	Shareholders Agreement, dated December 15, 2003, among Traqueur Shareholders
(a) As executed
(b) English translation

10ss.*++	LoJack Corporation 2003 Stock Incentive Plan.

10tt.*++	Form of LoJack Corporation 2003 Stock Incentive Plan Stock Option Agreement.

10uu.*++	Form of LoJack Corporation Restricted Stock Agreement.

10vv.*++	Employment Agreement, dated November 14, 2003, with Thomas A. Wooters.

14.*	LoJack Corporation Amended and Restated Code of Business Conduct and Ethics.

21.*	Subsidiaries of the Registrant.

23.*	Consent of Deloitte & Touche LLP.

31A.*	Rule 13a-14(a)/15(d)–14(a) Certifications.

31B.*	Rule 13a-14(a)/15(d)–14(a) Certifications.

32. *	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates an exhibit which is filed herewith.

++	Indicates an exhibit which constitutes a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:

On November 10, 2003, the Company furnished a Current Report on Form 8-K under Item 12 furnishing a press release issued by the Company on the same date, setting forth the Company’s results of operations and financial condition for the third quarter ended September 30, 2003.

On February 27, 2004, the Company furnished a Current Report on Form 8-K under Item 12 furnishing a press release issued by the Company on the same date, setting forth the Company’s results of operations and financial condition for the fourth quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Westwood, Commonwealth of Massachusetts, on the 26th day of March 2004.

LOJACK CORPORATION (Registrant)

By:	/s/ RONALD J. ROSSI

Ronald J. Rossi Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ RONALD J. ROSSI Ronald J. Rossi	Director, Chairman, and Chief Executive Officer	March 26, 2004

/s/ JOSEPH F. ABELY Joseph F. Abely	Director, President, Chief Operating Officer and Treasurer	March 26, 2004

/s/ JOHN H. MACKINNON John H. MacKinnon	Director	March 26, 2004

/s/ ROBERT J. MURRAY Robert J. Murray	Director	March 26, 2004

/s/ LARRY C. RENFRO Larry C. Renfro	Director	March 26, 2004

/s/ ROBERT L. REWEY Robert L. Rewey	Director	March 26, 2004

/s/ HARVEY ROSENTHAL Harvey Rosenthal	Director	March 26, 2004

/s/ LEE T. SPRAGUE Lee T. Sprague	Director	March 26, 2004

/s/ KEITH E. FARRIS Keith E. Farris	Vice President of Finance and Chief Financial Officer	March 26, 2004