Form 10-Q
period 2004-03-31
LOJACK CORP
filed 2004-05-14
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

There were 15,346,196 shares issued and outstanding of the registrant’s common stock, $.01 par value, as of May 10, 2004.

LOJACK CORPORATION AND SUBSIDIARIES

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$6,296	$4,746
Accounts receivable - Net	25,002	23,216
Inventories	9,357	10,038
Prepaid expenses and other	1,531	1,520
Deferred income taxes	2,704	2,805

Total current assets	44,890	42,325

PROPERTY AND EQUIPMENT - Net	13,999	14,482

DEFERRED INCOME TAXES	3,845	3,467
OTHER ASSETS - Net	4,279	4,300

TOTAL	$67,013	$64,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of capital lease obligations	$707	$875
Accounts payable	7,763	8,999
Accrued and other liabilities	3,406	2,492
Current portion of deferred revenue	5,411	4,856
Accrued compensation	2,555	3,531

Total current liabilities	19,842	20,753

ACCRUED COMPENSATION	220	272

DEFERRED REVENUE	15,083	14,187

CAPITAL LEASE OBLIGATIONS	41	174

TOTAL LIABILITIES	35,186	35,386

STOCKHOLDERS’ EQUITY:
Preferred stock - $.01 par value; authorized, 10,000,000 shares; none issued or outstanding	—	—
Common stock - $.01 par value; authorized, 35,000,000 shares; issued, 15,182,688 at March 31, 2004 and 14,975,236 at December 31, 2003	152	150
Additional paid-in capital	2,275	722
Unearned compensation	(494)	—
Retained earnings	29,894	28,316

Total stockholders’ equity	31,827	29,188

TOTAL	$67,013	$64,574

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2004	2003
	(unaudited)

Revenues	$32,146	$27,742

Cost of goods sold (exclusive of depreciation shown below)	15,731	13,947

Gross margin	16,415	13,795

Costs and expenses:
Product development	1,461	673
Sales and marketing	7,608	7,077
General and administrative	4,153	3,906
Depreciation and amortization	636	547

Total	13,858	12,203

Operating income	2,557	1,592

Other income (expense):
Interest income	43	29
Interest expense	(14)	(40)

Total	29	(11)

Income before provision for income taxes	2,586	1,581
Provision for income taxes	1,008	617

Net income	$1,578	$964

Earnings per share:
Basic	$0.11	$0.07

Diluted	$0.10	$0.07

Weighted average shares:
Basic	15,027,705	14,740,641

Diluted	15,495,300	14,742,306

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,578	$964

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred revenue recognized	(1,288)	(2,510)
Deferred revenue additions	2,739	3,215
Stock-based compensation	14	—
Depreciation and amortization	1,062	1,097
Provision for doubtful accounts	(20)	34
Deferred income taxes	(277)	(182)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(1,766)	(485)
Inventories	681	413
Prepaid expenses and other	(11)	1,877
Prepaid income taxes	—	219
Other assets	6	(22)
Accounts payable	(1,236)	(2,606)
Accrued and other liabilities	(113)	116

Net cash provided by operating activities	1,369	2,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment - net	(564)	(1,602)
Investment in foreign licensee	—	(65)

Net cash used for investing activities	(564)	(1,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	1,046	—
Repayment of capital lease obligations	(301)	(441)

Net cash provided by (used for) financing activities	745	(441)

INCREASE IN CASH AND EQUIVALENTS	1,550	22

BEGINNING CASH AND EQUIVALENTS	4,746	1,367

ENDING CASH AND EQUIVALENTS	$6,296	$1,389

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying consolidated financial statements and notes do not include all of the disclosures made in LoJack Corporation’s Annual Report to Stockholders, which should be read in conjunction with these statements. In the opinion of LoJack Corporation (the “Company”), the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the quarterly results and any and all such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the unaudited interim statements for the three months ended March 31, 2003 to conform to current year presentation.

2.	Supplemental Disclosures of Cash Flow Information

Cash payments for interest, relating to capital lease obligations, for the three months ended March 31, 2004 and 2003, were $14,000 and $40,000, respectively. Cash payments for income taxes for the three months ended March 31, 2004 and 2003, were $897,000 and $279,000, respectively.

During the quarter ended March 31, 2004, the Company granted 62,750 shares of restricted stock under the Company’s 2003 Stock Incentive Plan. The Company incurred stock-based compensation totaling $14,000 relating to the issuance of restricted stock (see note 8).

Periodically, the Company has made investments in its licensees in the form of cash and by converting receivables into equity. During the first quarter of 2003, the Company acquired a 12.5% equity interest in its Mexican licensee by converting $1,502,000 of an outstanding receivable. Additionally, during the first quarter of 2003, an outstanding receivable of $306,000 was converted into a 5% convertible debenture, and subsequently an additional equity interest, in the Company’s French licensee. In both instances, the carrying amount of the receivable was deemed to be equal to the fair value of the investment in the licensee.

3.	Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation for employees and directors under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has elected the disclosure alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock-based employee compensation costs of approximately $14,000 relating to the issuance of restricted common stock are reflected in net income for the quarter ended March 31, 2004. No stock-based employee compensation was included in net income for the quarter ended March 31, 2003, as all options granted under the Company’s stock plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had a compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123, the Company’s net income and basic and diluted net income per share for the three months ended March 31, 2004 and 2003, would have been as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2004	2003
Net income, as reported	$1,578	$964

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	9	—

Deduct: Total stock-based employee compensation expense determined under the fair value method for all stock options, net of related tax effects	(306)	(290)

Pro forma net income	$1,281	$674

Earnings per share:
Basic, as reported	$0.11	$0.07
Basic, pro forma	$0.09	$0.05
Diluted, as reported	$0.10	$0.07
Diluted, pro forma	$0.08	$0.05

4.	Earnings per share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the effect of the exercise of the Company’s outstanding options (using the treasury stock method), except where such exercises would be antidilutive, and the impact of restricted shares.

A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31,
	2004	2003
Weighted average shares for basic	15,027,705	14,740,641
Dilutive effect of stock options and restricted shares	467,595	1,665

Weighted average shares for diluted	15,495,300	14,742,306

Options to purchase 1,610,870 and 4,221,143 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2004 and 2003, respectively. Such options have been excluded because the options’ exercise prices were greater than the average market price of the common stock on those dates and, as a result, their effect would have been antidilutive.

5.	Segment Reporting

The Company has determined that it has two reportable segments: the domestic segment and the international segment. The Company considers these two segments separately reportable as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management. Certain general overhead costs have been allocated to each segment based on methods considered to be reasonable by the Company’s senior management. Income taxes have been allocated to each segment using the Company’s effective tax rate of 39% for the three months ended March 31, 2004 and 2003.

The following table presents information about the Company’s segments for the three months ended March 31, 2004 and 2003:

	Domestic Segment	International Segment	Consolidated
2004
Revenues:
Product sales	$26,298,000	$4,938,000	$31,236,000
License fees, royalties and system component revenues	—	910,000	910,000

Total revenues	$26,298,000	$5,848,000	$32,146,000

Segment net income	$1,047,000	$531,000	$1,578,000

2003
Revenues:
Product sales	$22,640,000	$3,633,000	$26,273,000
License fees, royalties and system component revenues	—	1,469,000	1,469,000

Total revenues	$22,640,000	$5,102,000	$27,742,000

Segment net income	$238,000	$726,000	$964,000

6.	Other Assets

Other assets consist of the following:

	March 31, 2004	December 31, 2003
Investment in international licensees	$3,956,000	$3,956,000
Patents, net	132,000	147,000
Security deposits	157,000	125,000
Vendor deposits	34,000	72,000

Total other assets	$4,279,000	$4,300,000

Periodically, the Company has made investments in certain of its international licensees in the form of cash and/or by converting receivables into equity. As of March 31, 2004 and December 31, 2003, investments in international licensees of $3,956,000 included a 12.5% equity interest in the Company’s Mexican licensee, totaling $1,502,000, and a 13.37% equity interest in its French licensee, totaling $2,454,000.

Under the cost method of accounting, the investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. Management periodically reviews the carrying value of these investments. Based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and independent third party valuations, when appropriate, the Company has concluded that there are no impairments to the fair value of these investments that should be viewed as other-than-temporary. The Company has not recorded any gains or losses on these investments through March 31, 2004.

For the quarter ended March 31, 2004, revenues relating to product, royalty, license fees and components sold to the Mexican and French licensees amounted to $831,000 and $233,000, respectively. Receivables outstanding from the Mexican and French licensees as of March 31, 2004 amounted to $905,000 and $262,000, respectively. For the quarter ended March 31, 2003, revenues relating to product, royalty, license fees and components sold to the Mexican and French licensees amounted to $651,000 and $227,000, respectively. Receivables outstanding from the Mexican and French licensees as of March 31, 2003 amounted to $651,000 and $456,000, respectively.

7.	Warranty costs

The Company warrants to consumers that the Vehicle Location Unit will be free from defects in material or workmanship for a period of two years from the date of installation. The Company also warrants to purchasers of the Vehicle Location Unit that, if the Vehicle Location Unit equipped vehicle is stolen in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time the theft is reported to the police, the Company will pay the consumer an amount equal to the full purchase price of the Vehicle Location Unit. Anticipated costs related to this standard product warranty are charged against income at the time of sale of the related product. Warranty costs for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended March 31,
	2004	2003
Balance at beginning of period	$491,000	$425,000
Charges to cost and expenses	36,000	39,000
Paid claims	(28,000)	(33,000)

Balance at end of period	$499,000	$431,000

8.	Restricted Stock

In May 2003, the Company’s shareholders approved the Company’s 2003 Stock Incentive Plan (“the Incentive Plan”), which provides for the issuance of stock options and the granting of restricted stock to executive officers, officers and other key employees of the Company. In March 2004, the Company granted 62,750 shares of restricted stock under this plan with an aggregate fair market value totaling $508,000. All shares of restricted stock vest equally on an annual basis over a three-year period and are subject to forfeiture until the third anniversary of the grant date. Compensation expense will be based on the fair market value of the stock on the date of grant and recorded in accordance with the vesting period of the restricted stock. As of March 31, 2004, $14,000 of compensation expense has been recorded and $494,000 is included in unearned compensation as a component of stockholders’ equity on the balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The consolidated financial statements include the accounts of LoJack Corporation and its wholly owned subsidiaries (“LoJack” or the “Company”). Intercompany transactions and balances are eliminated in consolidation. Management is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The actual results could differ from those estimates. A “critical accounting policy” is one that is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The significant accounting policies and estimates, which the Company believes to be the most critical in understanding and evaluating the Company’s reported financial position and results of operations, include:

Revenue Recognition and Deferred Revenue. The Company earns revenues primarily from the domestic sale and installation of Vehicle Location Units and LoJack Early Warning™, the sale of products and components to international licensees, the receipt of international license fees and royalties, and the sale of extended and enhanced warranty programs.

The Company generally recognizes revenue on domestic sales of Vehicle Location Units and most related products upon installation. For sales to the Company’s third party sale and installation partners, revenue is recognized upon sale to the third party, not upon installation in the consumer’s vehicle. Beginning in the first quarter of 2002, the Company began to certify certain automotive dealers and distributors to install Vehicle Location Units, as a part of various programs intended to improve the cost effectiveness and efficiency in selling and installing Vehicle Location Units. The Company’s use of third party installers increased throughout 2003 and the first quarter of 2004 and is expected to continue to increase during the remainder of 2004. When the program was introduced, revenue recognition on sales to third party installers was deferred until the units were sold to the end customer because the related agreements with the installers contained a right of return. During the fourth quarter of 2003, the Company began to recognize revenues relating to shipments to its third party installers upon shipment while establishing a related return allowance based on historical incidence of returns. Since the Company began using third party installers, product returns from the third party installers have been nominal. The Company does not expect the incidence of returns to materially change in the future. If the frequency of returns were to materially increase, the return allowance would need to be revised and reported revenues could be adversely impacted.

Revenues relating to the sale of LoJack Early Warning, a product launched in the northeastern United States in the fourth quarter of 2002 and nationally in the beginning of 2003, are recognized over the period of the estimated life of vehicle ownership, which third party market research indicates is approximately five years. As of March 31, 2004 and December 31, 2003, the Company had deferred recognition of revenue of approximately $3,346,000 and $2,550,000, respectively for this product. If the estimated life of vehicle ownership proves to vary materially from the estimates used by the Company, the Company would be required to change its estimates, which could result in material differences in the amount of revenue recognized in any given period. Historically, there have not been any changes to management’s five-year estimate.

Revenues from international license fees are recognized ratably over the initial term of the license, typically ten years. Revenues from the sales of products and components of the LoJack System to international licensees are recognized upon shipment to the licensee or, if later, when payment becomes reasonably assured. As of March 31, 2004 and December 31, 2003, the Company deferred revenue recognition of approximately $1,003,000 and $365,000, respectively, in product shipments to international licensees. Revenue on these shipments is recognized as payment becomes reasonably assured. Changes in the credit worthiness of these licensees could have a material effect on the timing and amounts of revenue recognized.

Royalty revenues are recognized when earned or when payment becomes reasonably assured, whichever is later. Management makes estimates of collectibility based upon historical experience, customer credit worthiness and current economic trends. Historically, there have not been material adjustments to recognized revenues based on these estimates.

The Company sells several types of contractual extended warranty products. Effective January 1, 2002, for those warranty products to which a third party, and not the Company, is the primary obligor, the Company recognizes payments for these insurance contracts, net of related costs, in revenues at the time of sale. Revenues related to extended warranties, for which a third party is the primary obligor, aggregated approximately $898,000 and $726,000 for the quarters ended March 31, 2004 and 2003, respectively. If the laws of jurisdictions change so that the Company is determined to be the primary obligor, revenues may have to be deferred under such circumstances. Management believes that these jurisdictional changes are possible and should they occur, reported revenues could initially be adversely impacted.

For those warranty products for which the Company is the primary obligor, revenues are deferred and recognized over the estimated term of the warranties, determined to be equivalent to the estimated life of vehicle ownership, which is five years. Revenues recognized from extended warranties previously deferred aggregated approximately $955,000 and $777,000 for the quarters ended March 31, 2004 and 2003, respectively. If the estimated life of vehicle ownership varies significantly from the estimates used by the Company, material differences in the amount of revenue recognized in any given period could result. Incremental costs directly related to the provision of such warranties are deferred and charged to expense proportionately as the revenues are recognized. Any remaining warranty costs relating to actual claims made are recognized when incurred. Management believes the likelihood of material changes to the average estimated life of vehicle ownership is low.

Accounts Receivable. Domestic accounts receivable are due principally from automobile dealers that are geographically dispersed. If the creditworthiness or the financial strength of the dealers were to decline, there could be an adverse effect on the Company’s operating results and cash flows. The terms under which the Company generally sells products and components of the LoJack System to international licensees include cash prepayments, letters of credit, purchased private trade credit insurance or, most commonly, established payment terms. Should geopolitical situations change in the countries where the Company’s international licensees operate, there could be additional credit risks. As of March 31, 2004, $8,242,000, or 33% of net accounts receivable, was due from international licensees. Management makes estimates of the collectibility of accounts receivable based upon historical experience, customer creditworthiness and current economic trends. Changes to these estimates are possible and could result in a material effect on reported results of operations.

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

Valuation of cost investments. Periodically, the Company has made investments in its international licensees in the form of cash and/or by converting receivables into equity. The Company’s investments in these licensees have resulted in ownership of less than 20% of any one licensee, resulting in accounting for these investments using the cost method of accounting. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. The carrying values of these investments are periodically reviewed. Based upon projections of anticipated future cash flows, market conditions, legal factors, market potential, operational performance, and in some cases, independent appraisals, management has concluded that there are no impairments to the fair value of these investments that should be viewed as other-than-temporary. The international licensees in which the Company has made investments are in the early stages of operations and are in the process of developing their business models. The Company may be required to record an impairment charge in a future period if (1) a licensee requires additional capital and is unable to raise sufficient capital to continue operations, (2) a licensee raises sufficient capital, but at a lower stock price than currently valued and/or (3) the operations and future cash flows of the licensee vary significantly from current projections, adversely affecting the viability of the business. The Company has not recorded any gains or losses on these investments through March 31, 2004. While management believes that its estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in operating in these international markets could materially affect the Company’s evaluations and result in impairment charges against the carrying value of these investments.

Results of Operations for the three months ended March 31, 2004 versus the three months ended March 31, 2003

Revenues for the quarter ended March 31, 2004 increased by $4,404,000, or 16%, as compared to the same period a year ago.

For the quarter ended March 31, 2004, domestic revenues increased by 16%, or $3,658,000, as compared to the same period a year ago, primarily due to:

•	An increase of $3,209,000, or 15%, in revenue resulting from a 21% increase in the number of Vehicle Location Units sold during the period partially offset by a decrease in the average revenue per unit sold, reflecting the increasing percentage of units sold through the Company’s third party installers and distributors as well as increased discounts earned by customers during the first quarter of 2004. While domestic unit sales increased by 21% in the first quarter of 2004 as compared to the same period a year ago, total installation expense grew by only 5%, resulting in average direct installation labor cost per unit decreasing by 14%. The Company expects this trend in increased revenues and improved profitability of domestic unit sales to continue as more business is shifted to alternative installation;

•	An increase of $218,000, or 17%, in revenue recognized from the sale of warranty products. The Company sells contractual extended warranty products and recognizes revenues ratably over the term of the contract. The Company also sells a warranty product for which a third party, and not the Company, is the primary obligor on the contract at the time of sale. In most jurisdictions, the Company recognizes payments for these contracts, net of related costs, in revenues at the time of sale; and

•	Additional revenue of $220,000 relating to LoJack Early Warning as the number of units in the installed base continues to grow. Revenue for this product, launched in the northeastern United States in the fourth quarter of 2002 and nationally in the first quarter of 2003, is initially deferred and then recognized over 5 years, the estimated life of vehicle ownership.

For the quarter ended March 31, 2004, international revenues increased by 15%, or $746,000, as compared to the same period a year ago primarily due to:

•	An increase in revenue of $1,268,000, or 101%, resulting from additional shipments to the Company’s South African licensee which is experiencing a significant increase in demand developed through its partnerships with insurance companies;

•	Increased royalty revenues of $155,000, or 43%, resulting from payments received from the Company’s licensees in Argentina and France as the pricing structures for these licensees were modified in late 2002 to include recurring payments. The number of units installed in the licensees’ customer base, which positively impacts the royalty calculation, continues to increase;

•	A decrease of $195,000, or 55%, in license fees resulting primarily from certain revenue recognized in the first quarter of 2003 due to the resolution of a previously existing contingency under the related licensee agreement; and

•	A reduction of $535,000 in component sales to the Company’s licensees. Considerable sales of infrastructure to licensees are typically made in connection with their startup; in the first quarter of 2003, the Company’s Spanish licensee made considerable infrastructure purchases while in the first quarter of 2004 there were no new licensees beginning operations.

Cost of goods sold for the quarter ended March 31, 2004 was 49% of revenues compared to 50% of revenues for the same period a year ago. Domestic cost of goods sold for the quarter ended March 31, 2004 was 47% of revenues compared to 49% of revenues for the same period a year ago, reflecting continuing initiatives to reduce the overall installed cost of the product, including various distribution and installation programs to more cost effectively sell and install Vehicle Location Units by utilizing third parties. International cost of goods sold for the quarter ended March 31, 2004 increased to 55% of revenues, from 53% of revenues for the same period a year ago. This increase is largely due to the reduced license fee revenue recorded in 2004, as discussed above, which had no related cost of goods sold, and a shift for certain licensees to a pricing model that yields lower margins to LoJack on the initial shipment of the product, but yields a recurring stream of revenue in the future.

Product development expense increased by $788,000, or 117%, for the quarter ended March 31, 2004 as compared to the same period a year earlier. The increase was mainly attributable to:

•	Attainment of previously defined milestones by the Company’s third party vendors resulting in milestone expense of an additional $651,000 in the first quarter of 2004; and

•	Additional personnel costs of $159,000 as the Company increased its engineering capability to support new products and infrastructure equipment.

The Company anticipates product development expenses to increase for the year ending December 31, 2004 over those amounts incurred in the prior year. In December 2003, the Company entered into an agreement with a second supplier to design a “next generation” Vehicle Location Unit. Future expected attainment of existing product development milestones by the Company’s unrelated development vendors could result in expenses of approximately $1,850,000 during the remainder of 2004 and the first quarter of 2005.

Sales and marketing expenses increased $531,000, or 8%, for the quarter ended March 31, 2004 as compared to the same period a year earlier, primarily due to increased variable sales compensation related expenses as a result of improved Company performance over the prior year.

General and administrative expenses increased by $247,000, or 6%, for the quarter ended March 31, 2004 as compared to the same period a year earlier primarily due to:

•	Increased compensation expenses of $364,000 which included the establishment of a new legal department and an increase in other administrative personnel costs necessary to support future growth; and

•	Reduced consulting fees of $135,000 due to the fact that professional fees incurred in the prior year primarily related to the reengineering of field business practices to gain further operating efficiencies did not recur in 2004.

Other income, net, increased by $40,000 for the quarter ended March 31, 2004 as compared to the same period a year earlier primarily due to reduced interest expense recorded in connection with capital leases of the Company’s installation vehicles.

The provision for income taxes increased by $391,000, or 63%, for the quarter ended March 31, 2004 as compared to the same period a year ago. The increase was a result of $1,005,000 in additional related taxable income for 2004 as compared to 2003. The Company’s effective federal and state tax rate was 39% for both periods.

As a result of the foregoing, net income increased by $614,000, or 64%, to $1,578,000 for the quarter ended March 31, 2004 from $964,000 for the quarter ended March 31, 2003.

Liquidity and Capital Resources

The Company plans to fund its operations, including capital expenditures, using existing cash, cash flows from operations and, if needed, the existing line-of-credit facility discussed below. There are no material commitments for future capital expenditures for the remainder of 2004; however, the Company expects that capital expenditures during the remainder of 2004 may be as much as $3.0 million.

The Company’s cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Three Months Ended March 31,
(In thousands)	2004	2003
Cash provided by (used for):
Operating activities	$1,369	$2,130
Investing activities	(564)	(1,667)
Financing activities	745	(441)

Increase in cash and equivalents	$1,550	$22

Cash provided by operating activities decreased by $761,000 during the first quarter of 2004, compared to 2003. The decrease was mainly due to higher working capital requirements, primarily attributed to an increase in accounts receivable balances reflecting higher sales levels in 2004. Higher earnings in 2004 partially offset this decrease.

Cash used in investing activities decreased by $1,003,000 in the first quarter of 2004, compared to 2003, primarily due to decreased capital expenditures for LoJack System infrastructure components, mainly Vehicle Tracking Units, as sufficient inventories existed at December 31, 2003.

Cash provided by financing activities increased by $1,186,000 in the first quarter of 2004, compared to 2003, reflecting additional proceeds of $1,046,000 from the exercise of stock options and lower capital lease payments since the Company, beginning in January 2003, began to enter into operating leases for new vehicles that are used by installation personnel.

As of March 31, 2004, the Company had working capital of $25,048,000. The Company believes that it has sufficient capital resources to meet its anticipated capital and operating requirements for at least the next twelve months using existing working capital, cash flows from operations and, if necessary, drawing upon the Company’s line-of-credit facility, which expires in June 2005. The unsecured line-of-credit facility provides for maximum borrowings up to $10,000,000. Outstanding borrowings under this line-of-credit facility bear annual interest, payable monthly, at the bank’s base rate (4% at March 31, 2004), or if converted, based upon the LIBOR rate plus 200 basis points (totaling 3.09% at March 31, 2004). No borrowings under this facility were outstanding as of March 31, 2004. A $595,000 irrevocable letter of credit was established for a vendor in January 2004 and this letter of credit reduces the available borrowings under the line-of-credit facility.

The line-of-credit facility generally contains limitations on indebtedness, certain investments in equity securities and entity acquisitions; requires lender’s approval of mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, the Company is required to maintain certain financial performance measures including debt service coverage, a maximum ratio of total liabilities to tangible net worth and a minimum current ratio. The payment of dividends and repurchase of the Company’s common stock is permitted under the line-of-credit facility and is limited only to the extent such payments affect the Company’s ability to meet certain financial performance measures thereunder. Failure to maintain compliance with covenants could impair the availability of the facility. As of March 31, 2004, the Company was in compliance with all covenants under the line-of-credit facility.

Currently, the Company does not enter into financial instrument transactions for trading or speculative purposes. The Company does not intend to establish any special purpose entity and does not have any material off balance sheet financing transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has limited exposure to market risk due to the nature of its financial instruments. The Company’s financial instruments at March 31, 2004 consisted of cash and equivalents, accounts receivable, accounts payable, customer deposits, accrued liabilities, and capital lease obligations. The fair value of these financial instruments as of March 31, 2004, approximated their carrying values.

The Company’s interest rate exposure is limited primarily to the effect of interest rate changes on amounts outstanding under its $10,000,000 variable rate line-of-credit facility. An immediate adverse change in market interest rates would not have had any effect on the Company’s interest expense for the quarter ended March 31, 2004, as there were no borrowings outstanding at any time during the first quarter of 2004 under its line-of-credit facility.

In addition, the Company does not have any significant foreign currency exposure as most transactions with customers and vendors are denominated in U.S. dollars. In November 2002, the Company entered into an agreement to convert $1,033,000 of its $1,749,000 note receivable from its Argentine licensee to be denominated in Argentina Pesos. As of March 31, 2004, $1,211,000 was outstanding under this note. As a reserve for 100% of this note has been established, there is no foreign currency exposure reflected in the financial statements.

In December 2002, the Company established a Brazilian subsidiary and purchase and sale transactions denominated in Brazil’s currency (Real) began in May 2003. During the quarter ended March 31, 2004, transactions denominated in Brazilian Reals occurred resulting in minimal foreign currency exposure. If the Company encounters material foreign currency exposure in the future, the Company may elect to manage the related exposure by utilizing a hedging strategy.

Currently, the Company does not enter into financial instrument transactions for trading or speculative purposes. The Company does not intend to establish any special purpose entity and does not have any material off balance sheet financing transactions.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company’s market and customers, the Company’s objectives and plans for future operations and products and the Company’s expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company’s products and services, the effectiveness of the Company’s marketing initiatives, the rate of growth in the industries of the Company’s customers, the presence of competitors with greater technical, marketing, and financial resources, the Company’s ability to promptly and effectively respond to technological change to meet evolving customer needs, capacity and supply constraints or difficulties, and the Company’s ability to successfully expand its operations. For a further discussion of these and other significant factors to consider in connection with forward–looking statements concerning the Company, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003.

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

There have been no changes in the Company’s internal control over financial reporting during the first fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There have been no sales of unregistered securities and the Company did not repurchase any shares of LoJack Corporation stock during the first quarter of 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15(d)–14(a) Certifications.

31.2	Rule 13a-14(a)/15(d)–14(a) Certifications.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On February 27, 2004, the Company filed a Current Report on Form 8-K furnishing a press release issued by the Company on the same date, setting forth the Company’s results of operations and financial condition for the fiscal quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation
Registrant

Date: May 14, 2004	By:	/s/ Ronald J. Rossi
Ronald J. Rossi
Chairman of the Board of Directors
and Chief Executive Officer

Date: May 14, 2004	By:	/s/ Joseph F. Abely
Joseph F. Abely
President and Chief Operating Officer

Date: May 14, 2004	By:	/s/ Keith E. Farris
Keith E. Farris
Chief Financial Officer
(Principal Financial Officer)