Form 10-Q
period 2004-06-30
LOJACK CORP
filed 2004-08-03
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

There were 15,465,329 shares issued and outstanding of the registrant’s common stock, $.01 par value, as of July 30, 2004.

LOJACK CORPORATION AND SUBSIDIARIES

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$8,009	$4,746
Accounts receivable - Net	27,903	23,216
Inventories	9,581	10,038
Prepaid expenses and other	2,185	1,520
Deferred income taxes	2,823	2,805

Total current assets	50,501	42,325

PROPERTY AND EQUIPMENT - Net	13,470	14,482

DEFERRED INCOME TAXES	4,139	3,467
OTHER ASSETS - Net	4,461	4,300

TOTAL	$72,571	$64,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of capital lease obligations	$510	$875
Accounts payable	7,633	8,999
Accrued and other liabilities	2,908	2,492
Current portion of deferred revenue	5,819	4,856
Accrued compensation	3,365	3,531

Total current liabilities	20,235	20,753

ACCRUED COMPENSATION	168	272

DEFERRED REVENUE	16,191	14,187

CAPITAL LEASE OBLIGATIONS	—	174

TOTAL LIABILITIES	36,594	35,386

STOCKHOLDERS’ EQUITY:
Preferred stock - $.01 par value; authorized, 10,000,000 shares; none issued or outstanding	—	—
Common stock - $.01 par value; authorized, 35,000,000 shares; issued, 15,463,829 at June 30, 2004 and 14,975,236 at December 31, 2003	155	150
Additional paid-in capital	4,331	722
Unearned compensation	(452)	—
Accumulated other comprehensive loss	(332)	—
Retained earnings	32,275	28,316

Total stockholders’ equity	35,977	29,188

TOTAL	$72,571	$64,574

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	THREE MONTHS ENDED JUNE 30,
	2004	2003
	(unaudited)
Revenues	$35,939	$31,312

Cost of goods sold (exclusive of depreciation shown below)	17,008	15,147

Gross margin	18,931	16,165

Costs and expenses:
Product development	1,357	889
Sales and marketing	8,524	8,508
General and administrative	4,575	3,396
Depreciation and amortization	609	579

Total	15,065	13,372

Operating income	3,866	2,793

Other income (expense):
Interest income	38	29
Interest expense	(9)	(9)
Other expense	(1)	(14)

Total	28	6

Income before provision for income taxes	3,894	2,799
Provision for income taxes	1,513	1,092

Net income	$2,381	$1,707

Earnings per share:
Basic	$0.16	$0.12

Diluted	$0.15	$0.12

Weighted average shares:
Basic	15,354,398	14,764,961

Diluted	15,845,211	14,780,329

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	SIX MONTHS ENDED JUNE 30,
	2004	2003
	(unaudited)
Revenues	$68,085	$59,054

Cost of goods sold (exclusive of depreciation shown below)	32,739	29,094

Gross margin	35,346	29,960

Costs and expenses:
Product development	2,818	1,565
Sales and marketing	16,132	15,581
General and administrative	8,728	7,302
Depreciation and amortization	1,245	1,127

Total	28,923	25,575

Operating income	6,423	4,385

Other income (expense):
Interest income	81	58
Interest expense	(23)	(50)
Other expense	(1)	(14)

Total	57	(6)

Income before provision for income taxes	6,480	4,379
Provision for income taxes	2,521	1,708

Net income	$3,959	$2,671

Earnings per share:
Basic	$0.26	$0.18

Diluted	$0.25	$0.18

Weighted average shares:
Basic	15,161,215	14,751,864

Diluted	15,639,028	14,760,005

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,959	$2,671
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred revenue recognized	(2,650)	(2,238)
Deferred revenue additions	5,630	4,364
Stock-based compensation	56	—
Depreciation and amortization	2,092	2,246
Provision for doubtful accounts	(42)	(291)
Deferred income taxes	(690)	(551)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(4,785)	(2,269)
Inventories	230	(248)
Prepaid expenses and other	(682)	1,787
Prepaid income taxes	—	219
Other assets	(191)	52
Accounts payable	(1,349)	(731)
Accrued and other liabilities	156	747

Net cash provided by operating activities	1,734	5,758

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment - net	(1,050)	(2,632)
Investment in foreign licensee	—	(65)

Net cash used for investing activities	(1,050)	(2,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	2,673	—
Issuance of shares under employee stock purchase plan	433	288
Repayment of capital lease obligations	(539)	(827)

Net cash provided by (used for) financing activities	2,567	(539)

Effect of exchange rate changes on cash	12	—

INCREASE IN CASH AND EQUIVALENTS	3,263	2,522

BEGINNING CASH AND EQUIVALENTS	4,746	1,367

ENDING CASH AND EQUIVALENTS	$8,009	$3,889

See notes to unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying consolidated financial statements and notes do not include all of the disclosures made in LoJack Corporation’s Annual Report to Stockholders, which should be read in conjunction with these statements. In the opinion of LoJack Corporation (the “Company”), the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the quarterly results and any and all such adjustments were of a normal recurring nature. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the unaudited interim statements for the three and six months ended June 30, 2003 to conform to current year presentation.

2.	Supplemental Disclosures of Cash Flow Information

Cash payments for interest, relating to capital lease obligations, for the six months ended June 30, 2004 and 2003, were $23,000 and $50,000, respectively. Cash payments for income taxes for the six months ended June 30, 2004 and 2003, were $3,100,000 and $1,852,000, respectively.

During the six months ended June 30, 2004, the Company granted 62,750 shares of restricted stock, with an aggregate fair market value totaling $508,000, under the Company’s 2003 Stock Incentive Plan. The Company incurred stock-based compensation expense totaling $56,000 relating to the issuance of restricted stock (see note 8).

Periodically, the Company has made investments in its licensees in the form of cash and by converting receivables into equity. During the first quarter of 2003, the Company acquired a 12.5% equity interest in its Mexican licensee by converting $1,502,000 of an outstanding receivable. Additionally, during the first half of 2003, an outstanding receivable of $306,000 was converted into a 5% convertible debenture, and subsequently an additional equity interest, in the Company’s French licensee. In both instances, the carrying amount of the receivable was deemed to be equal to the fair value of the investment in the licensee.

3.	Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation for employees and directors under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has elected the disclosure alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation was included in net income for the three and six months ended June 30, 2003, as all options granted under the Company’s stock plans had an exercise price equal to the market value of the underlying common stock on the date of the grant and there were no shares of restricted common stock outstanding. Had compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123, the Company’s net income and basic and diluted net income per share for the three and six months ended June 30, 2004 and 2003, would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$2,381,000	$1,707,000	$3,959,000	$2,671,000

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	25,000	—	34,000	—

Deduct: Total stock-based employee compensation expense determined under the fair value method for all stock options, net of related tax effects	(265,000)	(298,000)	(572,000)	(588,000)

Pro forma net income	$2,141,000	$1,409,000	$3,421,000	$2,083,000

Earnings per share:
Basic, as reported	$0.16	$0.12	$0.26	$0.18
Basic, pro forma	$0.14	$0.10	$0.23	$0.14

Diluted, as reported	$0.15	$0.12	$0.25	$0.18

Diluted, pro forma	$0.14	$0.10	$0.22	$0.14

4.	Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the effect of the exercise of the Company’s outstanding options (using the treasury stock method), except where such exercises would be antidilutive, and the impact of restricted shares.

A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended June 30, 2004 and 2003 is as follows:

	2004	2003
Weighted average shares for basic	15,354,398	14,764,961
Dilutive effect of stock options and restricted shares	490,813	15,368

Weighted average shares for diluted	15,845,211	14,780,329

A reconciliation of weighted average shares used for the basic and diluted computations for the six months ended June 30, 2004 and 2003 is as follows:

	2004	2003
Weighted average shares for basic	15,161,215	14,751,864
Dilutive effect of stock options and restricted shares	477,813	8,141

Weighted average shares for diluted	15,639,028	14,760,005

Options to purchase 1,624,870 and 4,247,187 shares of common stock were not included in the computation of diluted earnings per share for the three months ended June 30, 2004 and 2003, respectively. Options to purchase 1,617,870 and 4,234,165 shares of common stock were not included in the computation of diluted earnings per share for the six months ended June 30, 2004 and 2003, respectively. Such options have been excluded because the options’ exercise prices were greater than the average market price of the common stock on those dates and, as a result, their effect would have been antidilutive.

5.	Comprehensive Income

For the three and six months ended June 30, 2004, comprehensive income consisted of net income less a $332,000 loss related to a cumulative translation of the Company’s Brazilian subsidiary, LoJack do Brasil, whose functional currency is the Brazilian Real. Translation of foreign currencies is computed by translating the assets and liabilities of the Company’s foreign subsidiaries at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. The resulting currency translation adjustments are made directly to a separate component of stockholders’ equity in the consolidated balance sheets. For the three and six months ended June 30, 2004 and 2003, losses from translations in foreign currencies were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$2,381,000	$1,707,000	$3,959,000	$2,671,000
Other comprehensive loss:
Foreign currency translation adjustments	(332,000)	—	(332,000)	—

Comprehensive income	$2,049,000	$1,707,000	$3,627,000	$2,671,000

6.	Segment Reporting

The Company has determined that it has two reportable segments: the domestic segment and the international segment. The Company considers these two segments separately reportable as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management. Certain general overhead costs have been allocated to each segment based on methods considered to be reasonable by the Company’s senior management. Income taxes have been allocated to each segment using the Company’s effective tax rate of 39% for the three and six months ended June 30, 2004 and 2003.

The following table presents information about the Company’s segments for the three months ended June 30, 2004 and 2003:

2004	Domestic Segment	International Segment	Consolidated
Revenues:
Product sales	$28,438,000	$6,162,000	$34,600,000
License fees, royalties and system component revenues	—	1,339,000	1,339,000

Total revenues	$28,438,000	$7,501,000	$35,939,000

Segment net income	$1,277,000	$1,104,000	$2,381,000

2003
Revenues:
Product sales	$25,989,000	$4,612,000	$30,601,000
License fees, royalties and system component revenues	—	711,000	711,000

Total revenues	$25,989,000	$5,323,000	$31,312,000

Segment net income	$691,000	$1,016,000	$1,707,000

The following table presents information about the Company’s segments for the six months ended June 30, 2004 and 2003:

2004	Domestic Segment	International Segment	Consolidated
Revenues:
Product sales	$54,736,000	$11,100,000	$65,836,000
License fees, royalties and system component revenues	—	2,249,000	2,249,000

Total revenues	$54,736,000	$13,349,000	$68,085,000

Segment net income	$2,324,000	$1,635,000	$3,959,000

2003
Revenues:
Product sales	$48,630,000	$8,245,000	$56,875,000
License fees, royalties and system component revenues	—	2,179,000	2,179,000

Total revenues	$48,630,000	$10,424,000	$59,054,000

Segment net income	$929,000	$1,742,000	$2,671,000

7.	Other Assets

Other assets consist of the following:

	June 30, 2004	December 31, 2003
Investment in international licensees	$3,956,000	$3,956,000
Patents, net	116,000	147,000
Security deposits	133,000	125,000
Vendor deposits	135,000	72,000
Other assets	121,000	—

Total other assets	$4,461,000	$4,300,000

Periodically, the Company has made investments in certain of its international licensees in the form of cash and/or by converting receivables into equity. As of June 30, 2004 and December 31, 2003, investments in international licensees of $3,956,000 included a 12.5% equity interest in the Company’s Mexican licensee, totaling $1,502,000, and a 13.37% equity interest in its French licensee, totaling $2,454,000.

Under the cost method of accounting, the investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. Management periodically reviews the carrying value of these investments. Based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and independent third party valuations, when appropriate, the Company has concluded that there are no impairments to the fair value of these investments that should be viewed as other-than-temporary. The Company has not recorded any gains or losses on these investments through June 30, 2004.

Revenues from international license fees are recognized ratably over the initial term of the license, which is typically ten years. Revenues from the sales of products and components of the LoJack System to international licensees are recognized upon shipment to the licensee or, if later, when payment becomes reasonably assured. For the three months ended June 30, 2004, revenues relating to product, royalty, license fees and components sold to the Company’s Mexican and French licensees amounted to $801,000 and $294,000, respectively. For the six months ended June 30, 2004, revenues relating to the Mexican and French licensees amounted to $1,633,000 and $527,000, respectively. For the three months ended June 30, 2003, revenues relating to product, royalty, license fees and components sold to the Company’s Mexican and French licensees amounted to $672,000 and $19,000, respectively. For the six months ended June 30, 2003, revenues relating to the Mexican and French licensees amounted to $1,323,000 and $246,000, respectively.

Receivables outstanding from the Mexican and French licensees as of June 30, 2004 amounted to $1,134,000 and $413,000, respectively. Receivables outstanding from the Mexican and French licensees as of December 31, 2003 amounted to $1,029,000 and $396,000, respectively.

8.	Warranty costs

The Company warrants to consumers that the Vehicle Location Unit will be free from defects in material or workmanship for a period of two years from the date of installation. Domestically, the Company also warrants to purchasers of the Vehicle Location Unit that, if the Vehicle Location Unit equipped vehicle is stolen in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time the theft is reported to the police, the Company will pay the consumer an amount equal to the full purchase price of the Vehicle Location Unit. Anticipated costs related to this standard product warranty are charged against income at the time of sale of the related product. Warranty costs for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period:	$499,000	$431,000	$491,000	$425,000

Charges to cost and expenses:	50,000	47,000	86,000	86,000

Paid claims:	(106,000)	(26,000)	(134,000)	(59,000)

Balance at end of period:	$443,000	$452,000	$443,000	$452,000

9.	Restricted Stock

In May 2003, the Company’s shareholders approved the Company’s 2003 Stock Incentive Plan (“the Incentive Plan”), which provides for the issuance of stock options and the granting of restricted stock to executive officers, officers and other key employees of the Company. In March 2004, the Company granted 62,750 shares of restricted stock under this plan with an aggregate fair market value totaling $508,000. All shares of restricted stock vest equally on an annual basis over a three-year period and are subject to forfeiture until the third anniversary of the grant date. Compensation expense will be measured using the fair market value of the stock on the date of grant and will be recognized ratably over the vesting period of the restricted stock. Through June 30, 2004, $56,000 has been recorded as compensation expense and the remaining $452,000 is included in unearned compensation as a component of stockholders’ equity on the balance sheet as of June 30, 2004.

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

The Company generally recognizes revenue on domestic sales of Vehicle Location Units and most related products upon installation. For sales to the Company’s third party sale and installation partners, revenue is recognized upon sale to the third party, not upon installation in the consumer’s vehicle. Beginning in the first quarter of 2002, the Company began to certify certain automotive dealers and distributors to install Vehicle Location Units, as a part of various programs intended to improve the cost effectiveness and efficiency in selling and installing Vehicle Location Units. The Company’s use of third party installers increased throughout 2003 and the first half of 2004 and is expected to continue to increase during the remainder of 2004. When the program was introduced, revenue recognition on sales to third party installers was deferred until the units were sold to the consumer because the related agreements with the installers contained a right of return. During the fourth quarter of 2003, the Company began to recognize revenues relating to shipments to its third party installers upon shipment while establishing a related return allowance based on historical incidence of returns. Since the Company began using third party installers, product returns from the third party installers have been nominal. The Company does not expect the incidence of returns to materially change in the future. If the frequency of returns were to materially increase, the return allowance would need to be revised and reported revenues could be adversely impacted.

Revenues relating to the sale of LoJack Early Warning, a product launched in the northeastern United States in the fourth quarter of 2002 and nationally in the first quarter of 2003, are recognized over the period of the estimated life of vehicle ownership, which third party market research indicates is approximately five years. As of June 30, 2004 and December 31, 2003, the Company had deferred recognition of revenue of approximately $4,255,000 and $2,550,000, respectively for this product. If the estimated life of vehicle ownership proves to vary materially from the estimates used by the Company, the Company would be required to change its estimates, which could result in material differences in the amount of revenue recognized in any given period. Historically, there have not been any changes to management’s five-year estimate.

Revenues from international license fees are recognized ratably over the initial term of the license, which is typically ten years. Revenues from the sales of products and components of the LoJack System to international licensees are recognized upon shipment to the licensee or, if later, when payment becomes reasonably assured. As of June 30, 2004 and December 31, 2003, the Company deferred revenue recognition of approximately $859,000 and $365,000, respectively, in product shipments to international licensees. Revenue on these shipments is recognized when payment becomes reasonably assured. Changes in the credit worthiness of these licensees could have a material effect on the timing and amounts of revenue recognized.

Royalty revenues are recognized when earned or when payment becomes reasonably assured, whichever is later. Management makes estimates of collectibility based upon historical experience, customer credit worthiness and current economic trends. Historically, there have not been material adjustments to recognized revenues based on these estimates.

The Company sells several types of contractual extended warranty products. Effective January 1, 2002, for those warranty products to which a third party, and not the Company, is the primary obligor, the Company recognizes payments for these insurance contracts, net of related costs, in revenues at the time of sale. Revenues related to extended warranties, for which a third party is the primary obligor, aggregated approximately $1,055,000 and $1,953,000 for the three and six months ended June 30, 2004, respectively, as compared to $885,000 and $1,611,000 for the three and six months ended June 30, 2003, respectively. If the laws of jurisdictions change so that the Company is determined to be the primary obligor, revenues may have to be deferred under such circumstances. Management believes that these jurisdictional changes are possible and should they occur, reported revenues could initially be adversely impacted.

For those warranty products for which the Company is the primary obligor, revenues are deferred and recognized over the estimated term of the warranties, determined to be equivalent to the estimated life of vehicle ownership, which is five years. Revenues recognized from extended warranties previously deferred aggregated approximately $987,000 and $1,942,000 for the three and six months ended June 30, 2004, respectively, as compared to $796,000 and $1,573,000 for the three and six months ended June 30, 2003, respectively. If the estimated life of vehicle ownership varies significantly from the estimates used by the Company, material differences in the amount of revenue recognized in any given period could result. Incremental costs directly related to the provision of such warranties are deferred and charged to expense proportionately as the revenues are recognized. Any remaining warranty costs relating to actual claims made are recognized when incurred. Management believes the likelihood of material changes to the average estimated life of vehicle ownership is low.

Accounts Receivable. Domestic accounts receivable are due principally from automobile dealers that are geographically dispersed. If the creditworthiness or the financial strength of the dealers were to decline, there could be an adverse effect on the Company’s operating results and cash flows. The terms under which the Company generally sells products and components of the LoJack System to international licensees include cash prepayments, purchased private trade credit insurance or, most commonly, established payment terms. Should geopolitical situations change in the countries where the Company’s international licensees operate, there could be additional credit risks. As of June 30, 2004, $10,507,000, or 38% of net accounts receivable, was due from international licensees. Management makes estimates of the collectibility of accounts receivable based upon historical experience, customer creditworthiness and current economic trends. Changes to these estimates are possible and could result in a material effect on reported results of operations.

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

Valuation of cost investments. Periodically, the Company has made investments in its international licensees in the form of cash and/or by converting receivables into equity. The Company’s investments in these licensees have resulted in ownership of less than 20% of each licensee, resulting in accounting for these investments using the cost method of accounting. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. The carrying values of these investments are periodically reviewed. Based upon projections of anticipated future cash flows, market conditions, legal factors, market potential, operational performance, and in some cases, independent appraisals, management has concluded that there are no impairments to the fair value of these investments that should be viewed as other-than-temporary. The international licensees in which the Company has made investments are in the early stages of operations and are in the process of developing their business models. The Company may be required to record an impairment charge in a future period if (1) a licensee requires additional capital and is unable to raise sufficient capital to continue operations, (2) a licensee raises sufficient capital, but at a lower stock price than currently valued and/or (3) the operations and future cash flows of the licensee vary significantly from current projections, adversely affecting the viability of the business. The Company has not recorded any gains or losses on these investments through June 30, 2004. While management believes that its estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in operating in these international markets could materially affect the Company’s evaluations and result in impairment charges against the carrying value of these investments.

Results of Operations for the three and six months ended June 30, 2004 versus the three and six months ended June 30, 2003

Revenues for the three and six months ended June 30, 2004 increased by 15%, or $4,627,000, and 15%, or $9,031,000, as compared to the same periods a year ago.

For the three months ended June 30, 2004, domestic revenues increased by 9%, or $2,449,000, as compared to the same period a year ago, primarily due to:

•	An increase of $1,768,000, or 7%, in revenue resulting from a 16% increase in the number of Vehicle Location Units sold during the period partially offset by a decrease in the average revenue per unit sold, reflecting the increasing percentage of units sold through the Company’s third party installers and distributors as well as increased discounts earned by customers during the second quarter of 2004. While domestic unit sales increased by 16% in the second quarter of 2004 as compared to the same period a year ago, total installation expense grew by only 4%, resulting in average direct installation labor cost per unit decreasing by 10%. The Company expects this trend in increased revenues and improved profitability of domestic unit sales to continue as more business is shifted to alternative installation;

•	An increase of $529,000, or 40%, in revenue recognized from the sale of warranty products. The Company sells contractual extended warranty products and recognizes revenues ratably over the term of the contract. The Company also sells a warranty product for which a third party, and not the Company, is the primary obligor on the contract at the time of sale. In most jurisdictions, the Company recognizes payments for these contracts, net of related costs, in revenues at the time of sale; and

•	Additional revenue of $225,000 relating to LoJack Early Warning as the number of units in the installed base continues to grow. Revenue for this product, launched in the northeastern United States in the fourth quarter of 2002 and nationally in the first quarter of 2003, is initially deferred and then recognized over 5 years, the estimated life of vehicle ownership.

For the six months ended June 30, 2004, domestic revenues increased by 13%, or $6,106,000, as compared to the same period a year ago, primarily due to:

•	An increase of $4,977,000, or 11%, in revenue resulting from an 18% increase in the number of Vehicle Location Units sold during the period offset, in part by a reduction in average revenue per unit as discussed above;

•	An increase of $748,000, or 29%, in revenue recognized from the sale of warranty products;

•	Additional revenue of $445,000 relating to LoJack Early Warning for the reasons as discussed above, offset by;

•	Reduced alarms sales of $219,000, or 22%, as emphasis shifted from these products to warranty and LoJack Early Warning products.

For the three months ended June 30, 2004, international revenues increased by 41%, or $2,178,000, as compared to the same period a year ago primarily due to:

•	An increase in revenue of $1,165,000, or 66%, resulting from additional shipments to the Company’s South African licensee which is experiencing a significant increase in demand developed through its partnerships with insurance companies;

•	Increased royalty revenues of $363,000, or 125%, which includes payments for royalties, which were previously in dispute, from its licensee in the United Kingdom and from the Company’s licensees in Argentina and France as the pricing structures for these licensees were modified in late 2002 to include recurring payments. The number of units installed in the licensees’ customer base, which positively impacts the royalty calculation, continues to increase; and

•	An increase in shipments of Vehicle Location Units and infrastructure components of $870,000 to the Company’s licensees in France, Spain, Mexico and Brazil as these emerging markets continue to grow in 2004.

For the six months ended June 30, 2004, international revenues increased by 28%, or $2,925,000, as compared to the same period a year ago primarily due to:

•	An increase in revenue of $2,434,000, or 80%, resulting from additional shipments to the Company’s South African licensee as discussed above;

•	Increased royalty revenues of $518,000, or 79%, from its licensees in the United Kingdom, Argentina and France as discussed above, offset by;

•	A decrease of $271,000, or 46%, in license fees resulting primarily from certain revenue recognized in the first quarter of 2003 in connection with the resolution of a previously existing contingency under the related licensee agreement; and

•	A reduction of $178,000 in component sales to the Company’s licensees. Sales of infrastructure to licensees are typically high during their startup; in the first half of 2003, the Company’s Spanish licensee made considerable infrastructure purchases.

Cost of goods sold for the quarter ended June 30, 2004 was 47% of revenues compared to 48% of revenues for the same period a year ago. Domestic cost of goods sold for the quarter ended June 30, 2004 was 45% of revenues compared to 47% of revenues for the same period a year ago, reflecting continuing initiatives to reduce the overall installed cost of the product, including various distribution and installation programs to more cost effectively sell and install Vehicle Location Units by utilizing third parties. International cost of goods sold was 55% of revenues for the quarter ended June 30, 2004 as compared to 56% of revenues for the same period a year ago.

For the six months ended June 30, 2004, cost of goods sold was 48% of revenues compared to 49% of revenues for the same period a year ago. Domestic cost of goods sold for the six months ended June 30, 2004 was 46% of revenues compared to 48% of revenues for the same period a year ago. International cost of goods sold was 55% of revenues for the six months ended June 30, 2004 and 2003.

Product development expenses increased by $468,000 and $1,253,000 for the three and six months ended June 30, 2004 as compared to the same periods a year earlier. The increase was mainly attributed to the attainment of previously defined new product development milestones by the Company’s third party vendors resulting in recognition of expense of an additional $407,000 and $1,058,000 for the three and six months ended June 30, 2004, respectively. The increase also reflects additional personnel costs of $65,000 and $225,000 during the three and six months ended June 30, 2004, respectively, as the Company increased its engineering capability to support new products and infrastructure equipment.

The Company anticipates product development expenses for the second half of the year ending December 31, 2004 will increase over the amounts incurred during the same period in 2003. In December 2003, the Company entered in to an agreement with a second supplier to design a “next generation” Vehicle Location Unit. Future expected attainment of existing product development milestones by the Company’s unrelated development vendors could result in expenses of approximately $1,365,000 during the remainder of 2004 and the first quarter of 2005.

Sales and marketing expenses increased $16,000 and $551,000 for the three and six months ended June 30, 2004 as compared to the same periods a year earlier primarily due to increased bonus and incentive compensation of $531,000 in the first quarter of 2004 as a result of improved Company performance over the prior year.

General and administrative expenses increased by $1,179,000 and $1,426,000 for the three and six months ended June 30, 2004 as compared to the same periods a year earlier primarily due to:

•	Increased compensation expenses of $447,000 and $811,000, respectively, which included the establishment of an internal legal department and an increase in other administrative personnel costs necessary to support future growth; and

•	Increased travel and consulting costs of $280,000 and $141,000, respectively, including costs related to obtaining required frequencies to operate the LoJack System, and identifying partners to license the Company’s technology and products in new international markets including China and Italy;

•	An increase of $110,000 and $158,000, respectively, in administrative costs related to the improvement of existing incentive programs which benefits the Company’s selling partners – new and used car dealerships;

•	Increased accounting and tax fees of $129,000 and $142,000, respectively, necessary to support compliance with the Sarbanes-Oxley Act of 2002 and various tax planning initiatives.

Other income, net, increased by $22,000 and $63,000 for the three and six months ended June 30, 2004 as compared to the same periods a year earlier primarily due to increased interest income from increased cash balances.

The provision for income taxes increased by $421,000 and $813,000 for the three and six months ended June 30, 2004 as compared to the same periods a year ago. The increases were a result of $1,095,000 and $2,101,000 in additional related taxable income for the three and six months ended June 30, 2004 as compared to the same periods in 2003. The Company’s effective federal and state tax rate was 39% for all periods.

As a result of the foregoing, net income increased by $674,000 and $1,288,000 to $2,381,000 and $3,959,000 for the three and six months ended June 30, 2004, respectively, from $1,707,000 and $2,671,000 for the three and six months ended June 30, 2003, respectively.

Liquidity and Capital Resources

The Company generates positive cash flows from its operations and expects this trend to continue in both the short and long-term future. Additional uses of cash will be based on rate of return analyses, but may include investments in new technologies, products and/or international licensees or markets, which may require substantial investments of capital. During the remainder of 2004, the Company plans to continue to explore opportunities in international markets, including the potential for strategic partnerships, alliances and/or equity investments.

The Company plans to fund its operations, including capital expenditures, using existing cash, cash flows from operations and, if needed, the existing line-of-credit facility discussed below. There are no material commitments for future capital expenditures for the remainder of 2004; however, the Company expects that capital expenditures during the remainder of 2004 may be as much as $1.9 million.

The Company’s cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Six Months Ended June 30,
(In thousands)	2004	2003
Cash provided by (used for):
Operating activities	$1,734	$5,758
Investing activities	(1,050)	(2,697)
Financing activities	2,567	(539)
Effect of exchange rate changes on cash	12	—

Increase in cash and equivalents	$3,263	$2,522

Cash provided by operating activities decreased by $4,024,000 during the first half of 2004, compared to 2003. The decrease was mainly due to higher working capital requirements, primarily attributed to an increase in accounts receivable reflecting higher sales levels in 2004. Higher earnings in 2004 partially offset this decrease.

Cash used in investing activities decreased by $1,647,000 in the first half of 2004, compared to 2003, primarily due to decreased capital expenditures for LoJack System infrastructure components, mainly Vehicle Tracking Units.

Cash provided by financing activities increased by $3,106,000 in the first half of 2004, compared to 2003, reflecting additional proceeds of $2,673,000 from the exercise of stock options, $145,000 from the issuance of shares under the employee stock purchase plan, and lower capital lease payments since the Company, beginning in January 2003, began to enter into operating leases for new vehicles that are used by installation personnel.

As of June 30, 2004, the Company had working capital of $30,266,000. The Company believes that it has sufficient capital resources to meet its anticipated capital and operating requirements for at least the next twelve months using existing working capital, cash flows from operations and, if necessary, drawing upon the Company’s line-of-credit facility, which expires in June 2007. In June, 2004, the Company amended the loan agreement with its bank extending the expiration date from June 2005. The unsecured line-of-credit facility provides for maximum borrowings up to $10,000,000. Outstanding borrowings under this line-of-credit facility bear annual interest, payable monthly, at the bank’s base rate (4.25% at June 30, 2004), or if converted, based upon the LIBOR rate plus 175 basis points (totaling 3.12% at June 30, 2004). No borrowings under this facility were outstanding as of June 30, 2004. A $595,000 irrevocable letter of credit was established for a vendor in January 2004 and this letter of credit reduces the available borrowings under the line-of-credit facility.

The line-of-credit facility generally contains limitations on indebtedness, certain investments in equity securities and entity acquisitions; requires lender’s approval of mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, the Company is required to maintain certain financial performance measures including debt service coverage, a maximum ratio of total liabilities minus cash to tangible net worth and a minimum current ratio. The payment of dividends and repurchase of the Company’s common stock is permitted under the line-of-credit facility and is limited only to the extent such payments affect the Company’s ability to meet certain financial performance measures thereunder. Failure to maintain compliance with covenants could impair the availability of the facility. As of June 30, 2004, the Company was in compliance with all covenants under the line-of-credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has limited exposure to market risk due to the nature of its financial instruments. The Company’s financial instruments at June 30, 2004 consisted of cash and equivalents, accounts receivable, accounts payable, customer deposits, accrued liabilities, and capital lease obligations. The fair value of these financial instruments as of June 30, 2004, approximated their carrying values.

The Company’s interest rate exposure is limited primarily to the effect of interest rate changes on amounts outstanding under its $10,000,000 variable rate line-of-credit facility. An immediate adverse change in market interest rates would not have had any effect on the Company’s interest expense for the three and six month periods ended June 30, 2004, as there were no borrowings outstanding at any time during the first half of 2004 under its line-of-credit facility.

In addition, the Company has minimal foreign currency exposure as most transactions with customers and vendors are denominated in U.S. dollars. In November 2002, the Company entered into an agreement to convert $1,033,000 of its $1,749,000 note receivable from its Argentine licensee to be denominated in Argentina Pesos. As of June 30, 2004, $1,080,000 was outstanding under this note. As a reserve for 100% of this note has been established, there is no foreign currency exposure reflected in the financial statements.

In December 2002, the Company established a Brazilian subsidiary, LoJack do Brasil, and purchase and sale transactions denominated in Brazil’s currency (Real) began in May 2003. As of June 30, 2004, there were approximately $5,520,000 of U.S. dollar denominated intercompany long-term loans outstanding to LoJack do Brasil. During the three and six month periods ended June 30, 2004, transactions denominated in Brazilian Reals occurred resulting in some foreign currency exposure; however, translation losses incurred were less than the cost that would have been incurred to hedge the exposure. If the Company encounters material foreign currency exposure in the future, the Company may elect to manage the related exposure by utilizing a hedging strategy.

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

The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 4. Controls and Procedures

Based on their evaluations, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) are effective.

There have been no changes in the Company’s internal control over financial reporting during the second fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There have been no sales of unregistered securities and the Company did not repurchase any shares of LoJack Corporation stock during the second quarter of 2004.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on May 20, 2004. At the meeting, Ronald J. Rossi, Joseph F. Abely, Lee T. Sprague, Robert J. Murray, Larry C. Renfro, Harvey Rosenthal, John H. MacKinnon and Robert L. Rewey were elected to serve as directors of the Company until the next annual meeting of stockholders or until their successors shall have been duly elected and qualified. In addition, an amendment to the 2002 Employee Stock Purchase Plan, increasing the number of shares available under the Plan from 250,000 shares to 1,000,000 shares, was approved. The results of the votes were as follows:

1. Election of Directors

	For	Withheld
Ronald J. Rossi	12,883,549	281,104
Joseph F. Abely	12,883,406	281,247
Lee T. Sprague	12,811,305	353,348
Robert J. Murray	12,804,493	360,160
Larry C. Renfro	12,842,503	322,150
Harvey Rosenthal	12,885,605	279,048
John H. MacKinnon	12,964,149	200,504
Robert L. Rewey	12,924,851	239,802

2. Amendment to the 2002 Employee Stock Purchase Plan

For:	8,739,128

Against:	441,716

Abstain:	71,095

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
10.1	Fourth Amendment to Loan Agreement, dated June 8, 2004 among Citizens Bank of Massachusetts and the Company, LoJack International Corporation, LoJack Global LLC, LoJack Operating Company, L.P. and Vehicle Recovery Systems Company.

31.1	Rule 13a-14(a)/15(d)–14(a) Certifications.

31.2	Rule 13a-14(a)/15(d)–14(a) Certifications.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On May 11, 2004, the Company filed a Current Report on Form 8-K furnishing a press release issued by the Company on the same date, setting forth the Company’s results of operations and financial condition for the fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation
Registrant

Date: August 3, 2004	By:	/s/ Ronald J. Rossi
Ronald J. Rossi
Chairman of the Board of Directors and Chief Executive Officer

Date: August 3, 2004	By:	/s/ Joseph F. Abely
Joseph F. Abely
President and Chief Operating Officer

Date: August 3, 2004	By:	/s/ Keith E. Farris
Keith E. Farris
Chief Financial Officer (Principal Financial Officer)