Form 10-Q
period 2004-09-30
LOJACK CORP
filed 2004-11-10
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

There were 16,289,690 shares issued and outstanding of the registrant’s common stock, $.01 par value, as of November 8, 2004.

LOJACK CORPORATION AND SUBSIDIARIES

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$13,125	$4,746
Accounts receivable - Net	30,559	23,216
Inventories	10,452	10,038
Prepaid expenses and other	3,228	1,520
Deferred income taxes	3,119	2,805

Total current assets	60,483	42,325

PROPERTY AND EQUIPMENT - Net	13,300	14,482

DEFERRED INCOME TAXES	4,441	3,467
OTHER ASSETS - Net	4,362	4,300

TOTAL	$82,586	$64,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of capital lease obligations	$332	$875
Accounts payable	9,094	8,999
Accrued and other liabilities	4,404	2,492
Current portion of deferred revenue	6,272	4,856
Accrued compensation	3,851	3,531

Total current liabilities	23,953	20,753

ACCRUED COMPENSATION	111	272

DEFERRED REVENUE	17,631	14,187

CAPITAL LEASE OBLIGATIONS	—	174

TOTAL LIABILITIES	41,695	35,386

STOCKHOLDERS’ EQUITY:
Preferred stock - $.01 par value; authorized, 10,000,000 shares; none issued or outstanding	—	—
Common stock - $.01 par value; authorized, 35,000,000 shares; issued, 15,601,759 at September 30, 2004 and 14,975,236 at December 31, 2003	156	150
Additional paid-in capital	5,391	722
Unearned compensation	(409)	—
Accumulated other comprehensive income	145	—
Retained earnings	35,608	28,316

Total stockholders’ equity	40,891	29,188

TOTAL	$82,586	$64,574

See notes to unaudited consolidated condensed financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003
	(unaudited)
Revenues	$38,019	$33,752

Cost of goods sold	17,811	15,908

Gross margin	20,208	17,844

Costs and expenses:
Product development	1,314	730
Sales and marketing	9,084	9,053
General and administrative	4,302	3,437
Depreciation and amortization	807	561

Total	15,507	13,781

Operating income	4,701	4,063

Other income (expense):
Interest income	52	38
Gain on short term investments	728	—
Interest expense	(6)	(26)

Total	774	12

Income before provision for income taxes	5,475	4,075
Provision for income taxes	2,141	1,589

Net income	$3,334	$2,486

Earnings per share:
Basic	$0.22	$0.17

Diluted	$0.21	$0.17

Weighted average shares:
Basic	15,501,005	14,836,376

Diluted	16,192,226	15,058,708

See notes to unaudited consolidated condensed financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
	(unaudited)
Revenues	$106,104	$92,806

Cost of goods sold	50,550	45,003

Gross margin	55,554	47,803

Costs and expenses:
Product development	4,132	2,295
Sales and marketing	25,217	24,634
General and administrative	13,029	10,752
Depreciation and amortization	2,053	1,688

Total	44,431	39,369

Operating income	11,123	8,434

Other income (expense):
Interest income	133	96
Gain on short term investments	728	—
Interest expense	(30)	(76)

Total	831	20

Income before provision for income taxes	11,954	8,454
Provision for income taxes	4,662	3,297

Net income	$7,292	$5,157

Earnings per share:
Basic	$0.48	$0.35

Diluted	$0.46	$0.35

Weighted average shares:
Basic	15,254,678	14,783,442

Diluted	15,810,666	14,862,980

See notes to unaudited consolidated condensed financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,292	$5,157
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred revenue recognized	(4,291)	(10,024)
Deferred revenue additions	9,147	13,024
Stock-based compensation	99	—
Depreciation and amortization	3,242	3,324
Provision for doubtful accounts	(57)	104
Deferred income taxes	(1,288)	(520)
Gain on disposal of fixed assets	(335)	(517)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(7,242)	(4,666)
Inventories	(358)	(900)
Prepaid expenses and other	(1,706)	1,562
Prepaid income taxes	—	219
Other assets	(108)	122
Accounts payable	112	(2,486)
Accrued and other liabilities	2,078	1,981

Net cash provided by operating activities	6,585	6,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment - net	(2,040)	(3,681)
Proceeds from sale of fixed assets	361	526
Investment in foreign licensee	—	(410)

Net cash used for investing activities	(1,679)	(3,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	3,733	194
Issuance of shares under employee stock purchase plan	433	288
Repayment of capital lease obligations	(717)	(1,163)

Net cash provided by (used for) financing activities	3,449	(681)

Effect of exchange rate changes on cash and equivalents	24	—

INCREASE IN CASH AND EQUIVALENTS	8,379	2,134

BEGINNING CASH AND EQUIVALENTS	4,746	1,367

ENDING CASH AND EQUIVALENTS	$13,125	$3,501

See notes to unaudited consolidated condensed financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying consolidated condensed financial statements and notes do not include all of the disclosures made in LoJack Corporation’s Annual Report to Stockholders, which should be read in conjunction with these statements. In the opinion of LoJack Corporation (the “Company”) the accompanying consolidated condensed financial statements include all adjustments necessary for a fair presentation of the quarterly results and any and all such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the unaudited interim statements for the three and nine months ended September 30, 2003 to conform to current year presentation.

2.	Supplemental Disclosures of Cash Flow Information

Cash payments for interest, relating to capital lease obligations, for the nine months ended September 30, 2004 and 2003, were $29,000 and $76,000, respectively. Cash payments for income taxes for the nine months ended September 30, 2004 and 2003, were $4,682,000 and $2,979,000, respectively.

During the nine months ended September 30, 2004, the Company granted 62,750 shares of restricted stock, with an aggregate fair market value totaling $508,000, under the Company’s 2003 Stock Incentive Plan. The Company incurred stock-based compensation expense totaling $99,000 relating to the expense recognized for restricted stock.

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

The Company accounts for stock-based compensation for employees and directors under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has elected the disclosure alternative under SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation was included in net income for the three and nine months ended September 30, 2003, as all options granted under the Company’s stock plans had an exercise price equal to the market value of the underlying common stock on the date of the grant and there were no shares of restricted common stock outstanding. Had compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123, the Company’s net income and basic and diluted net income per share for the three and nine months ended September 30, 2004 and 2003, would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$3,334,000	$2,486,000	$7,292,000	$5,157,000

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects:	26,000	—	60,000	—

Deduct: Total stock-based employee compensation expense determined under the fair value method, net of related tax effects:	(315,000)	(274,000)	(887,000)	(860,000)

Pro forma net income:	$3,045,000	$2,212,000	$6,465,000	$4,297,000

Earnings per share:
Basic, as reported	$0.22	$0.17	$0.48	$0.35
Basic, pro forma	$0.20	$0.15	$0.42	$0.29

Diluted, as reported	$0.21	$0.17	$0.46	$0.35
Diluted, pro forma	$0.19	$0.15	$0.41	$0.29

4.	Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the effect of the exercise of the Company’s outstanding options (using the treasury stock method), except where such exercises would be antidilutive, and the impact of restricted shares.

A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended September 30, 2004 and 2003 is as follows:

	2004	2003
Weighted average shares for basic	15,501,005	14,836,376
Dilutive effect of stock options and restricted shares	691,221	222,332

Weighted average shares for diluted	16,192,226	15,058,708

A reconciliation of weighted average shares used for the basic and diluted computations for the nine months ended September 30, 2004 and 2003 is as follows:

	2004	2003
Weighted average shares for basic	15,254,678	14,783,442
Dilutive effect of stock options and restricted shares	555,988	79,538

Weighted average shares for diluted	15,810,666	14,862,980

Options to purchase 765,800 and 2,691,120 shares of common stock were not included in the computation of diluted earnings per share for the three months ended September 30, 2004 and 2003, respectively. Options to purchase 1,285,220 and 3,719,817 shares of common stock were not included in the computation of diluted earnings per share for the nine months ended September 30, 2004 and 2003, respectively. Such options have been excluded because the options’ exercise prices were greater than the average market price of the common stock on those dates and, as a result, their inclusion would have been antidilutive.

5.	Comprehensive Income

Comprehensive income consisted of net income plus gains related to a cumulative translation of the Company’s Brazilian subsidiary, LoJack do Brasil, whose functional currency is the Brazilian Real. Translation of foreign currencies is computed by translating the assets and liabilities of the Company’s foreign subsidiaries at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. The resulting currency translation adjustments are made directly to a separate component of stockholders’ equity in the consolidated balance sheets. For the three and nine months ended September 30, 2004 and 2003, gains from translations in foreign currencies were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$3,334,000	$2,486,000	$7,292,000	$5,157,000
Other comprehensive gain:
Foreign currency translation adjustments	477,000	—	145,000	—

Comprehensive income	$3,811,000	$2,486,000	$7,437,000	$5,157,000

6.	Segment Reporting

The Company has determined that it has two reportable segments: the domestic segment and the international segment. The Company considers these two segments separately reportable as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management. Certain general overhead costs have been allocated to each segment based on methods considered to be reasonable by the Company’s senior management. Income taxes have been allocated to each segment using the Company’s effective tax rate of 39% for the three and nine months ended September 30, 2004 and 2003.

The following table presents information about the Company’s segments for the three months ended September 30, 2004 and 2003:

	Domestic Segment	International Segment	Consolidated
2004
Revenues:
Product sales	$30,174,000	$6,763,000	$36,937,000
License fees, royalties and system component revenues	—	1,082,000	1,082,000

Total revenues	$30,174,000	$7,845,000	$38,019,000

Segment net income	$1,710,000	$1,624,000	$3,334,000

2003
Revenues:
Product sales	$27,440,000	$4,781,000	$32,221,000
License fees, royalties and system component revenues	—	1,531,000	1,531,000

Total revenues	$27,440,000	$6,312,000	$33,752,000

Segment net income	$1,173,000	$1,313,000	$2,486,000

The following table presents information about the Company’s segments for the nine months ended September 30, 2004 and 2003:

	Domestic Segment	International Segment	Consolidated
2004
Revenues:
Product sales	$84,910,000	$17,863,000	$102,773,000
License fees, royalties and system component revenues	—	3,331,000	3,331,000

Total revenues	$84,910,000	$21,194,000	$106,104,000

Segment net income	$4,003,000	$3,289,000	$7,292,000

2003
Revenues:
Product sales	$76,069,000	$13,025,000	$89,094,000
License fees, royalties and system component revenues	—	3,712,000	3,712,000

Total revenues	$76,069,000	$16,737,000	$92,806,000

Segment net income	$2,021,000	$3,136,000	$5,157,000

7.	Other Assets

Other assets consist of the following:

	September 30, 2004	December 31, 2003
Investment in international licensees	$3,956,000	$3,956,000
Patents, net	101,000	147,000
Security deposits	131,000	125,000
Vendor deposits and other	174,000	72,000

Total other assets	$4,362,000	$4,300,000

As of September 30, 2004 and December 31, 2003, investments in international licensees of $3,956,000 included a 12.5% equity interest in the Company’s Mexican licensee, totaling $1,502,000, and a 13.37% equity interest in its French licensee, totaling $2,454,000.

Under the cost method of accounting, the investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. Management periodically reviews the carrying value of these investments. Based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and independent third party valuations, when appropriate, the Company has concluded that there are no impairments to the fair value of these investments that should be viewed as other-than-temporary. The Company has not recorded any gains or losses on these investments through September 30, 2004.

Revenues from international license fees are recognized ratably over the initial term of the license, which is typically ten years. Revenues from the sales of products and components of the LoJack System to international licensees are recognized upon shipment to the licensee or, if later, when payment becomes reasonably assured. For the three months ended September 30, 2004, revenues relating to product, royalty, license fees and components sold to the Company’s Mexican and French licensees amounted to $741,000 and $424,000, respectively. For the nine months ended September 30, 2004, revenues relating to the Mexican and French licensees amounted to $2,374,000 and $951,000, respectively. For the three months ended September 30, 2003, revenues relating to product, royalty, license fees and components sold to the Company’s Mexican and French licensees amounted to $764,000 and $18,000, respectively. For the nine months ended September 30, 2003, revenues relating to the Mexican and French licensees amounted to $2,087,000 and $264,000, respectively.

Receivables outstanding from the Mexican and French licensees as of September 30, 2004 amounted to $1,056,000 and $540,000 respectively. Receivables outstanding from the Mexican and French licensees as of December 31, 2003 amounted to $1,029,000 and $396,000, respectively.

8.	Warranty Costs

The Company warrants to consumers that the Vehicle Location Unit will be free from defects in material or workmanship for a period of two years from the date of installation. Domestically, the Company also warrants to purchasers of the Vehicle Location Unit that, if the Vehicle Location Unit equipped vehicle is stolen in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time the theft is reported to the police, the Company will pay the consumer an amount equal to the full purchase price of the Vehicle Location Unit. Anticipated costs related to this standard product warranty are charged against income at the time of sale of the related product. Warranty costs for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance at beginning of period:	$443,000	$452,000	$491,000	$425,000

Charges to cost and expenses:	35,000	36,000	121,000	121,000

Paid claims:	(35,000)	(29,000)	(169,000)	(87,000)

Balance at end of period:	$443,000	$459,000	$443,000	$459,000

9.	Restricted Stock

In May 2003, the Company’s shareholders approved the Company’s 2003 Stock Incentive Plan (“the Incentive Plan”), which provides for the issuance of stock options and the granting of restricted stock to executive officers, officers and other key employees of the Company. In March 2004, the Company granted 62,750 shares of restricted stock under this plan with an aggregate fair market value totaling $508,000. All shares of restricted stock vest equally on an annual basis over a three-year period and are subject to forfeiture until the third anniversary of the grant date. Compensation expense will be measured using the fair market value of the stock on the date of grant and will be recognized ratably over the vesting period of the restricted stock. Through September 30, 2004, $99,000 has been recorded as compensation expense and the remaining $409,000 is included in unearned compensation as a component of stockholders’ equity on the balance sheet as of September 30, 2004.

10.	Subsequent Events

On October 29, 2004, the Company acquired Boomerang Tracking Inc. (“Boomerang”), a provider of stolen vehicle recovery technology in Canada, for consideration totaling approximately $52,448,000. A wholly owned Canadian subsidiary of LoJack (“ExchangeCo”), acquired all of the issued and outstanding Class A shares of Boomerang (“Boomerang Common Shares”) pursuant to a Combination Agreement, dated as of August 16, 2004, between LoJack, ExchangeCo and Boomerang.

The consideration paid to Boomerang stockholders consisted of (i) 591,266 shares of LoJack common stock, valued at approximately $6,519,000, (ii) 835,659 ExchangeCo exchangeable shares, which can be exchanged into 835,659 shares of LoJack common stock, valued at approximately $9,214,000 and (iii) $36,715,000 in cash. The combination will be accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and the resulting goodwill and other intangible assets will be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets.

Boomerang reported sales and net income of approximately $19,565,000 and $2,466,000, respectively, in Boomerang’s fiscal year ended April 30, 2004, which were translated from Canadian dollars using the yearly average foreign exchange translation rate. The results of operations of Boomerang will be included in LoJack’s consolidated financial statements beginning on October 30, 2004.

The sources of the cash consideration included $12,055,000 of cash acquired from Boomerang with the remaining $24,660,000 financed with a term loan arranged with a new lending partner. In October 2004, the Company executed a multicurrency credit agreement that allows the Company to borrow up to $32,000,000 under a term loan and establishes a line-of-credit facility of up to $10,000,000. Outstanding borrowings under these facilities will bear interest at variable interest rates. The facilities allow for both U.S. and Canadian dollar borrowings.

Also in October 2004, the Company changed its previous $10,000,000 line-of-credit to a $5,000,000 demand facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The consolidated condensed financial statements include the accounts of LoJack Corporation and its wholly owned subsidiaries (“LoJack” or the “Company”). Intercompany transactions and balances are eliminated in consolidation. Management is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and the notes thereto. The actual results could differ from those estimates. A “critical accounting policy” is one that is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The significant accounting policies and estimates, which the Company believes to be the most critical in understanding and evaluating the Company’s reported financial position and results of operations, include:

Revenue Recognition and Deferred Revenue. The Company earns revenues primarily from the domestic sale and installation of Vehicle Location Units and LoJack Early Warning™, the sale of products and components to international licensees, the receipt of international license fees and royalties, and the sale of extended and enhanced warranty programs.

The Company generally recognizes revenue on domestic sales of Vehicle Location Units and most related products upon installation. For sales to the Company’s third party sale and installation partners, revenue is recognized upon sale to the third party, not upon installation in the consumer’s vehicle. Beginning in the first quarter of 2002, the Company began to certify certain automotive dealers and distributors to install Vehicle

Location Units, as a part of various programs intended to improve the cost effectiveness and efficiency in selling and installing Vehicle Location Units. The Company’s use of third party installers increased throughout 2003 and the first nine months of 2004 and is expected to continue to increase during the remainder of 2004. When the program was introduced, revenue recognition on sales to third party installers was deferred until the units were sold to the consumer because the related agreements with the installers contained a right of return. During the fourth quarter of 2003, the Company began to recognize revenues relating to shipments to its third party installers upon shipment while establishing a related return allowance based on historical incidence of returns. Since the Company began using third party installers, product returns from the third party installers have been nominal. The Company does not expect the incidence of returns to materially change in the future. If the frequency of returns were to materially increase, the return allowance would need to be revised and reported revenues could be adversely impacted.

Revenues relating to the sale of LoJack Early Warning, a product launched in the northeastern United States in the fourth quarter of 2002 and nationally in the first quarter of 2003, are recognized over the period of the estimated life of vehicle ownership, which management estimates is approximately five years. As of September 30, 2004 and December 31, 2003, the Company had deferred recognition of revenue of approximately $5,469,000 and $2,550,000, respectively for this product. If the estimated life of vehicle ownership proves to vary materially from the estimates used by the Company, the Company would be required to change its estimates, which could result in material differences in the amount of revenue recognized in any given period. Historically, there have not been any changes to management’s five-year estimate.

Revenues from international license fees are recognized ratably over the initial term of the license, which is typically ten years. Revenues from the sales of products and components of the LoJack System to international licensees are recognized upon shipment to the licensee or, if later, when payment becomes reasonably assured. As of September 30, 2004 and December 31, 2003, the Company deferred revenue recognition of approximately $504,000 and $365,000, respectively, in product shipments to international licensees. Revenue on these shipments is recognized when payment becomes reasonably assured. Royalty revenues are recognized when earned or when payment becomes reasonably assured, whichever is later. Management makes estimates of collectibility based upon historical experience, customer credit worthiness and current economic trends. Historically, there have not been material adjustments to recognized revenues based on these estimates.

The Company sells several types of contractual extended warranty products. For those warranty products to which a third party, and not the Company, is the primary obligor, the Company recognizes payments for these insurance contracts, net of related costs, in revenues at the time of sale. Revenues related to extended warranties for which a third party is the primary obligor aggregated approximately $1,111,000 and $3,064,000 for the three and nine months ended September 30, 2004, respectively, as compared to $935,000 and $2,546,000 for the three and nine months ended September 30, 2003, respectively. If the laws of jurisdictions change so that the Company is determined to be the primary obligor, revenues may have to be deferred under such circumstances. Management believes that these jurisdictional changes are possible and should they occur, reported revenues could initially be adversely impacted.

For those warranty products for which the Company is the primary obligor, revenues are deferred and recognized over the estimated term of the warranties, determined to be equivalent to the life of vehicle ownership, which management estimates to be five years. Revenues recognized from extended warranties previously deferred aggregated approximately $1,058,000 and $3,000,000 for the three and nine months ended September 30, 2004, respectively, as compared to $847,000 and $2,420,000 for the three and nine months ended September 30, 2003, respectively. If the estimated life of vehicle ownership varies significantly from the estimates used by the Company, material differences in the amount of revenue recognized in any given period could result. Incremental costs directly related to the provision of such warranties are deferred and charged to expense proportionately as the revenues are recognized. Any remaining warranty costs relating to actual claims made are recognized when incurred. Management believes the likelihood of material changes to the average estimated life of vehicle ownership is low.

Accounts Receivable. Domestic accounts receivable are due principally from automobile dealers that are geographically dispersed. If the creditworthiness or the financial strength of the dealers were to decline, there could be an adverse effect on the Company’s operating results and cash flows. The terms under which the Company generally sells products and components of the LoJack System to international licensees include cash prepayments, purchased private trade credit insurance or, most commonly, established payment terms. Should geopolitical situations change in the countries where the Company’s international licensees operate, there could be additional credit risks. As of September 30, 2004, $10,969,000, or 35% of net accounts receivable, was due from international licensees. Management makes estimates of the collectibility of accounts receivable based upon historical experience, customer creditworthiness and current economic trends. Changes to these estimates are possible and could result in a material effect on reported results of operations.

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

Valuation of cost investments. Periodically, the Company has made investments in its international licensees in the form of cash and/or by converting receivables into equity. The Company’s investments in these licensees have resulted in ownership of less than 20% in each case, resulting in accounting for these investments using the cost method of accounting. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. The carrying values of these investments are periodically reviewed. Based upon projections of anticipated future cash flows, market conditions, legal factors, market potential, operational performance, and in some cases, independent appraisals, management has concluded that there are no impairments to the fair value of these investments that should be viewed as other-than-temporary. The international licensees in which the Company has made investments are in the early stages of operations and are in the process of developing their business models. The Company may be required to record an impairment charge in a future period if (1) a licensee requires additional capital and is unable to raise sufficient capital to continue operations, (2) a licensee raises sufficient capital, but at a lower valuation than currently valued and/or (3) the operations and future cash flows of the licensee vary significantly from current projections, adversely affecting the viability of the business. The Company has not recorded any gains or losses on these investments through September 30, 2004. While management believes that its estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in operating in these international markets could materially affect the Company’s evaluations and result in impairment charges against the carrying value of these investments.

Results of Operations for the three and nine months ended September 30, 2004 versus the three and nine months ended September 30, 2003

Revenues

Revenues for the three and nine months ended September 30, 2004 increased by 13%, or $4,267,000, and 14%, or $13,298,000, as compared to the same periods a year ago.

For the three months ended September 30, 2004, domestic revenues increased by 10%, or $2,734,000, as compared to the same period a year ago, primarily due to:

•	An increase of $2,258,000, or 9%, in revenue resulting from a 15% increase in the number of Vehicle Location Units sold during the period partially offset by a decrease in the average revenue per unit sold, reflecting the increasing percentage of units sold through the Company’s third party installers and distributors as well as increased discounts and incentives earned by customers during the third quarter of 2004. Units sold through third party installation partners yield lower sales prices because the installation is performed by the third party, not the Company;

•	An increase of $332,000, or 23%, in revenue recognized from the sale of warranty products; and

•	Additional revenue of $271,000 relating to LoJack Early Warning as the number of units in the installed base continues to grow. Revenue for this product, launched nationally in the first quarter of 2003, is initially deferred and then recognized over 5 years, the estimated life of vehicle ownership.

For the nine months ended September 30, 2004, domestic revenues increased by 12%, or $8,841,000, as compared to the same period a year ago, primarily due to:

•	An increase of $7,426,000, or 11%, in revenue resulting from a 17% increase in the number of Vehicle Location Units sold during the period offset, in part by a reduction in average revenue per unit as discussed above;

•	An increase of $1,080,000, or 27%, in revenue recognized from the sale of warranty products;

•	Additional revenue of $716,000 relating to LoJack Early Warning, offset by;

•	Reduced alarms sales of $368,000, or 25%, as the Company’s emphasis shifted from these products to warranty and LoJack Early Warning products.

For the three months ended September 30, 2004, international revenues increased by 24%, or $1,533,000, as compared to the same period a year ago primarily due to:

•	An increase in revenue of $847,000, or 43%, resulting from additional units shipped to the Company’s South African licensee which continues to experience a significant increase in demand developed through its partnerships with insurance companies;

•	Increased royalty revenues of $404,000, or 121%, which includes payments for royalties from the Company’s licensees in Argentina and France as the pricing structures for these licensees were modified in late 2002 to include recurring payments. The number of units installed in the licensees’ customer base, which positively impacts the royalty calculation, continues to increase;

•	The recognition of approximately $541,000, for payments received during the quarter from the Company’s Brazilian licensee, of previously deferred revenue relating to shipments made under extended payment terms;

•	An increase in shipments of Vehicle Location Units of $691,000 to the Company’s Colombian licensee as well as its licensees in France and Spain as these emerging markets continue to grow in 2004, partially offset by;

•	A reduction of $278,000 of shipments of Vehicle Location Units to its licensees in Argentina and Brazil; and

•	Reduced license fee revenue reflecting the termination of contracts with certain licensees and the resolution of certain contingencies during the three months ended September 30, 2003 resulting in accelerated recognition of previously deferred license fee revenue of $659,000 during 2003.

For the nine months ended September 30, 2004, international revenues increased by 27%, or $4,457,000, as compared to the same period a year ago primarily due to:

•	An increase in revenue of $3,280,000, or 65%, resulting from additional shipments to the Company’s South African licensee as discussed above;

•	An increase in Vehicle Location Units revenues of $1,919,000 relating to the Company’s licensees in France, Spain, and Brazil as discussed above;

•	Increased royalty revenues of $922,000, or 93%, from its licensees in Argentina and France as discussed above, as well as from the United Kingdom, as certain royalty payments relating to previous quarters that were in dispute were collected in the second quarter of 2004, offset by;

•	A decrease of $1,003,000 in license fees resulting primarily from the termination of contracts with certain licensees and certain revenue recognized in the first nine months of 2003 in connection with the resolution of previously existing contingencies under the related licensee agreement; and

•	A reduction of $313,000, or 25%, in component sales to the Company’s licensees. Sales of infrastructure to licensees are typically high during their startup; in the first half of 2003, the Company’s Spanish licensee made considerable infrastructure purchases.

Cost of Goods Sold

Cost of goods sold for the quarters ended September 30, 2004 and 2003 was 48% of revenues. Domestic cost of goods sold for the quarter ended September 30, 2004 was 44% of revenues compared to 47% of revenues for the same period a year ago, reflecting continuing initiatives to reduce the overall installed cost of the product, including various distribution and installation programs to more cost effectively sell and install Vehicle Location Units by utilizing third parties. While domestic unit sales increased by 15% in the third quarter of 2004 as compared to the same period a year ago, total installation expense grew by only 4%, resulting in average direct installation labor cost per unit decreasing by 7%. International cost of goods sold was 58% of revenues for the quarter ended September 30, 2004 as compared to 49% of revenues for the same period a year ago largely due to the recognition in the third quarter of 2003 of $659,000 of previously deferred license fee revenue, which had no associated cost of goods sold, as previously described.

For the nine months ended September 30, 2004 and 2003, cost of goods sold was 47% of revenues. Domestic cost of goods sold for the nine months ended September 30, 2004 was 44% of revenues compared to 47% of revenues for the same period a year ago. International cost of goods sold was 45% of revenues for the nine months ended September 30, 2004 compared to 48% of revenues for the same period a year ago. These changes are primarily due to the reasons as explained above.

Product Development

Product development expenses increased by $584,000 and $1,837,000, respectively, for the three and nine months ended September 30, 2004 as compared to the same periods a year earlier. The increase was mainly attributed to the attainment of previously defined new product development milestones by the Company’s third party vendors resulting in recognition of expense of an additional $385,000 and $1,481,000 for the three and nine months ended September 30, 2004, respectively. The increase also reflects additional personnel costs of $170,000 and $395,000 during the three and nine months ended September 30, 2004, respectively, as the Company increased its engineering capability to support new products and infrastructure equipment.

The Company anticipates product development expenses for the fourth quarter of 2004 to be consistent with the amounts incurred during the same period in 2003. In December 2003, the Company entered in to an agreement with a second supplier to design a “next generation” Vehicle Location Unit. Future expected attainment of existing product development milestones could result in expenses of approximately $485,000 during the remainder of 2004.

Sales and Marketing

Sales and marketing expenses increased $31,000 and $583,000 for the three and nine months ended September 30, 2004, respectively, as compared to the same periods a year earlier primarily due to increased bonus and incentive compensation in the first nine months of 2004 as a result of improved Company performance over the prior year.

General and Administrative

General and administrative expenses increased by $865,000 and $2,277,000 for the three and nine months ended September 30, 2004, respectively, as compared to the same periods a year earlier primarily due to:

•	Increased compensation expenses of $428,000 and $1,240,000, respectively, which included the establishment of an internal legal department and an increase in other administrative personnel costs necessary to support future growth; and

•	Increased travel and consulting costs of $58,000 and $182,000, respectively, including costs related to obtaining required frequencies to operate the LoJack System, and identifying partners to license the Company’s technology and products in new international markets including China and Italy;

•	An increase of $84,000 and $242,000, respectively, in administrative costs related to the improvement of existing incentive programs which benefits the Company’s selling partners – new and used car dealerships;

•	Increased accounting and tax fees of $62,000 and $143,000, respectively, necessary to support compliance with the Sarbanes-Oxley Act of 2002 and various tax planning initiatives.

Other Income (Expense)

Other income, net, increased by $762,000 and $811,000 for the three and nine months ended September 30, 2004, respectively, as compared to the same periods a year earlier primarily due to a gain of $728,000 resulting from a CAD$33 million foreign exchange contract entered into in August 2004 to hedge the Company’s Canadian dollar commitment to acquire Boomerang Tracking Inc. The hedging contract matured on October 1, 2004 and resulted in an additional gain of $131,000 which will be recorded in the fourth quarter of 2004. The Company does not anticipate significant gains and losses related to foreign currency contracts for the remainder of 2004.

The Company anticipates interest expense will increase in future periods due to the debt that was used to finance the Boomerang transaction.

Provision for Income Taxes

The provision for income taxes increased by $552,000 and $1,365,000 for the three and nine months ended September 30, 2004, respectively, as compared to the same periods a year ago. The increases were a result of $1,400,000 and $3,500,000 in additional related taxable income for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. The Company’s effective combined federal and state tax rate was 39% for all periods.

Net Income and Earnings Per Share

As a result of the foregoing, net income increased by $848,000 and $2,135,000 to $3,334,000 and $7,292,000 for the three and nine months ended September 30, 2004, respectively, from $2,486,000 and $5,157,000 for the three and nine months ended September 30, 2003, respectively.

During the three and nine months ended September 30, 2004, the company experienced dilution in earnings per share due to increased weighted average diluted shares as compared to the same periods a year earlier. The increases in weighted average diluted common shares outstanding reflects new shares issued under the employee stock purchase plan, the exercise of existing stock options, and a larger number of stock options being included in the dilution calculations because the market price of the Company’s common stock increased to a point where the stock options’ exercise prices were less than the average market price of the common stock.

Liquidity and Capital Resources

On October 29, 2004, the Company acquired Boomerang Tracking Inc. (“Boomerang”), a provider of stolen vehicle recovery technology in Canada, for consideration totaling approximately $52,448,000 consisting of $36,715,000 in cash, 591,266 shares of LoJack common stock and ExchangeCo shares exchangeable for an additional 835,659 LoJack common shares. A wholly owned Canadian subsidiary of LoJack (“ExchangeCo”), acquired all the issued and outstanding Class A shares of Boomerang (“Boomerang Common Shares”) pursuant to a Combination Agreement, dated as of August 16, 2004, between LoJack, ExchangeCo and Boomerang.

The sources of the cash consideration included $12,055,000 of cash acquired from Boomerang with the remaining $24,660,000 financed with a term loan arranged with a new lending partner. In October 2004, the company executed a multicurrency credit agreement that allows the Company to borrow up to $32,000,000 under a term loan and establishes a line-of-credit facility of up to $10,000,000. Outstanding borrowings under these facilities will bear interest at variable interest rates. The facilities allow for both U.S. and Canadian dollar borrowings. The Company anticipates the term loan will be repaid within 5 years from Boomerang’s cash flow. Also in October 2004, the Company changed its previous $10,000,000 line-of-credit to a $5,000,000 demand facility.

The Company generates positive cash flows from its operations and expects this trend to continue in both the short and long-term. Additional uses of cash will be based on rate of return analyses, but may include investments in new technologies, products and/or international licensees or markets, which may require substantial investments of capital. The Company plans to continue to explore opportunities in international markets, including the potential for strategic partnerships, alliances and/or equity investments. During 2004, the Company commenced activities to start operating in Italy.

The Company plans to fund its operations, including capital expenditures, using existing cash, cash flows from operations and, if needed, the existing credit facilities discussed below. There are no material commitments for future capital expenditures for the remainder of 2004.

The Company’s cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash provided by (used for):
Operating activities	$6,585	$6,380
Investing activities	(1,679)	(3,565)
Financing activities	3,449	(681)
Effect of exchange rate changes on cash	24	—

Increase in cash and equivalents	$8,379	$2,134

Cash provided by operating activities increased by $205,000 during the nine months ended of 2004, compared to 2003. The increase was due to an increase in net income of $2,135,000, a net increase in cash generated by deferred revenue of $1,856,000, offset by a net decrease in working capital requirements of $3,056,000, primarily attributed to an increase in prepaid expenses and other current assets and accounts receivable.

Cash used in investing activities decreased by $1,886,000 during the nine months ended of 2004, compared to 2003, primarily due to decreased capital expenditures for LoJack System infrastructure components, mainly Vehicle Tracking Units.

Cash provided by financing activities increased by $4,130,000 during the nine months ended of 2004, compared to 2003, reflecting additional proceeds of $3,539,000 from the exercise of stock options, $145,000 from the issuance of shares under the employee stock purchase plan, and lower capital lease payments since the Company, beginning in January 2003, began to enter into operating leases for new vehicles that are used by installation personnel.

As of September 30, 2004, the Company had working capital of $36,530,000. The Company believes that it has sufficient capital resources to meet its anticipated capital and operating requirements for at least the next twelve months using cash, cash flows from operations and, if necessary, drawing upon the Company’s line-of-credit facilities discussed above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has limited exposure to market risk due to the nature of its financial instruments. The Company’s financial instruments at September 30, 2004 consisted of cash and equivalents, accounts receivable, accounts payable, customer deposits, accrued liabilities, and capital lease obligations. The fair value of these financial instruments as of September 30, 2004, approximated their carrying values.

The Company’s interest rate exposure is limited primarily to the effect of interest rate changes on amounts outstanding under its variable rate line-of-credit facility. An immediate adverse change in market interest rates would not have had any effect on the Company’s interest expense for the three and nine-month periods ended September 30, 2004, as there were no borrowings outstanding at any time during the first nine months of 2004 under its line-of-credit facility.

Historically, the Company has had minimal foreign currency exposure as most transactions with customers and vendors are denominated in U.S. dollars. In November 2002, the Company entered into an agreement to convert $1,033,000 of its $1,749,000 note receivable from its Argentine licensee to be denominated in Argentina Pesos. As of September 30, 2004, $929,000 was outstanding under this note. As a reserve for 100% of this note has been established, there is no foreign currency exposure reflected in the financial statements.

In December 2002, the Company established a Brazilian subsidiary, LoJack do Brasil, and purchase and sale transactions denominated in Brazil’s currency (Real) began in May 2003. As of September 30, 2004, there were approximately $5,520,000 of US dollar denominated intercompany long-term loans outstanding to LoJack do Brasil. During the three and nine month periods ended September 30, 2004, transactions denominated in Brazilian Reals occurred resulting in minimal foreign currency exposure. If the Company encounters material foreign currency exposure with this foreign subsidiary in the future, the Company may elect to manage the related exposure by utilizing a hedging strategy.

In October 2004, the Company completed its acquisition of Boomerang Tracking Inc., a Canadian company with its functional currency being Canadian Dollars. The Company expects to manage foreign exchange exposures that cause both earnings and cash volatility by utilizing a hedging strategy.

Currently, the Company does not enter into financial instrument transactions for trading or speculative purposes. The Company has not established any special purpose entities and does not have any material off balance sheet financing transactions.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company’s market and customers, the Company’s objectives and plans for future operations and products and the Company’s expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company’s products and services, the effectiveness of the Company’s marketing initiatives, the rate of growth in the industries of the Company’s customers, the presence of competitors with greater technical, marketing, and financial resources, the Company’s ability to promptly and effectively respond to technological change to meet evolving customer needs, capacity and supply constraints or difficulties, the Company’s ability to successfully integrate businesses that it acquires, and the Company’s ability to successfully expand its operations. For a further discussion of these and other significant factors to consider in connection with forward–looking statements concerning the Company, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003.

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

There have been no changes in the Company’s internal control over financial reporting during the third fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15(d)–14(a) Certifications.

31.2	Rule 13a-14(a)/15(d)–14(a) Certifications.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On August 3, 2004, the Company filed a Current Report on Form 8-K furnishing a press release issued by the Company on the same date, setting forth the Company’s results of operations and financial condition for the fiscal quarter ended June 30, 2004.

On August 17, 2004, the Company filed a Current Report on Form 8-K furnishing a press release issued by the Company on the same date, announcing that the Company had entered into an agreement to acquire all of the issued and outstanding common shares of Boomerang Tracking Inc.

On September 1, 2004, the Company filed a Current Report on Form 8-K furnishing a press release issued by the Company on the same date, announcing, among other things, the appointment of Thomas M. Camp as Senior Vice President and General Manager International, effective September 1, 2004 and changes in the title and duties of William R. Duvall who now serves as Executive Vice President and Chief Technology Officer.

On October 13, 2004, the Company filed a Current Report on Form 8-K disclosing an amendment to its Articles of Organization and filing Consolidated Financial Statements of Boomerang Tracking, Inc. and Unaudited Pro Forma Combined Condensed Financial Statements relating to the proposed combination of the Company and Boomerang Tracking, Inc.

On October 27, 2004, the Company filed a Current Report on Form 8-K/A filing letter agreements which amended the Combination Agreement and the Principal Shareholders Voting Agreement to reflect the correct name of a party to each Agreement. The Combination Agreement and the Principal Shareholders Voting Agreement were originally filed as exhibits to the Form 8-K filed on October 13, 2004.

On November 3, 2004, the Company filed a Current Report on Form 8-K announcing the completion of its acquisition of Boomerang Tracking Inc., the creation of a financial obligation under a Multicurrency Credit Agreement and an unregistered sale of one share of preferred stock designated as Special Voting Preferred Stock.

On November 3, 2004, the Company filed a Current Report on Form 8-K furnishing a press release issued by the Company on the same date, setting forth the Company’s results of operations and financial condition for the fiscal quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation
Registrant

Date: November 10, 2004	By:	/s/ Ronald J. Rossi
Ronald J. Rossi
Chairman of the Board of Directors
and Chief Executive Officer

Date: November 10, 2004	By:	/s/ Joseph F. Abely
Joseph F. Abely
President and Chief Operating Officer

Date: November 10, 2004	By:	/s/ Keith E. Farris
Keith E. Farris
Chief Financial Officer
(Principal Financial Officer)