Form 10-K
period 2004-12-31
LOJACK CORP
filed 2005-03-15
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004.

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-08439

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

Common Stock, $.01 par value

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of our common stock, $.01 par value held by non-affiliates was approximately $133,037,000 as of June 30, 2004. The aggregate market value of common stock indicated is based upon the last traded price of the common stock as reported by NASDAQ on June 30, 2004.

As of March 8, 2005, there were 16,584,719 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the definitive Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held on May 19, 2005 (Part III, Items 10, 11, 12, 13 and 14).

LOJACK CORPORATION

			Page
PART I
ITEM	1.	Business	1

ITEM	2.	Properties	13

ITEM	3.	Legal Proceedings	14

ITEM	4.	Submission of Matters to a Vote of Security Holders	14

PART II

ITEM	5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issue Purchases of Equity Securities	14

ITEM	6.	Selected Financial Data	15

ITEM	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM	7A.	Quantitative and Qualitative Disclosures About Market Risk	34

ITEM	8.	Financial Statements and Supplementary Data	35

ITEM	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	61

ITEM	9A.	Controls and Procedures	61

ITEM	9B.	Other information	64

PART III

ITEM	10.	Directors and Executive Officers of the Registrant	64

ITEM	11.	Executive Compensation	64

ITEM	12.	Security Ownership of Certain Beneficial Owners and Management	64

ITEM	13.	Certain Relationships and Related Transactions	64

ITEM	14.	Principal Accountant Fees and Services	64

PART IV

ITEM	15.	Exhibits and Financial Statement Schedules	65

SIGNATURES			68

In this Annual Report on Form 10-K, the terms “LoJack”, or “the Company”, or “we”, or “us”, or “our”, include LoJack Corporation and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

In as much as the calculation of shares of our voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents our best good faith estimate for purposes of this Annual Report on Form 10-K. All outstanding shares beneficially owned by our executive officers and directors or by any shareholder beneficially owning more than 10% of our common stock, as disclosed herein, were considered for purposes of this disclosure to be held by affiliates.

PART I

ITEM 1 - BUSINESS

OVERVIEW

LoJack is a leading global provider of technology products and services for tracking and recovering valuable mobile assets. LoJack was organized as a Massachusetts corporation in 1978. Our proprietary technology, wireless network and unique integration with law enforcement agencies have provided an effective means for tracking and recovering stolen vehicles and construction equipment. LoJack products are sold in 22 states and the District of Columbia in the United States, and in 25 countries internationally. Our technology has led to the recovery of more than 150,000 vehicles globally.

In October 2004 we acquired Boomerang Tracking Inc., or Boomerang, a dominant marketer and provider of stolen vehicle recovery technology in Canada. We believe that there may be opportunities for future introductions of new products using the resources and knowledge of both the LoJack and Boomerang engineering organizations and there is potential to leverage the companies’ complementary brands and distribution channels for more effective market penetration globally.

We have three separately managed and reported business segments: domestic, international, and Boomerang.

THE LOJACK AND BOOMERANG SYSTEMS

The LoJack System

The LoJack System is based on radio frequency, or RF, technology. In the United States, the network is comprised of a Registration System, which we maintain and operate; a Sector Activation System, or SAS, and Vehicle Tracking Units, operated by law enforcement officials or the Law Enforcement Components; and a LoJack Unit. The LoJack System is designed to be integrated into existing law enforcement computer systems and telecommunication systems and procedures. If a car equipped with a LoJack Unit is stolen, its owner reports the theft to the local police department. If the theft involves a vehicle equipped with a LoJack Unit and is reported in a jurisdiction where the LoJack System is operational, a unique radio signal is automatically transmitted to the LoJack Unit in the stolen vehicle, activating its tracking signal. The Vehicle Tracking Unit, installed in police patrol cars and aircraft throughout the coverage areas (for detail see Global Presence section below) is used to lead law enforcement officers to the stolen vehicle, using sophisticated direction-finding technology to locate the source of the tracking signal emitted from the LoJack Unit in the stolen vehicle.

Under agreements with state agencies, we generally furnish the Law Enforcement Components to state, county and municipal law enforcement agencies for a nominal rental fee or at no cost. The installation, testing and maintenance of the Law Enforcement Components are primarily our responsibility. The local law enforcement agency operates the Law Enforcement Components as required during the term of each state, county or municipality’s agreement with us. The agreements with the applicable law enforcement agencies generally are for initial terms of up to five years. To date, substantially all such agreements that have expired have been renewed or are in the process of renewal. Renewal or extension of any such agreement may be subject to competitive bidding. We have no legal obligation to customers to provide ongoing systems support and maintenance or to refund any of the purchase price if these agreements expire and are not renewed, or are terminated either by us or by the local law enforcement agencies.

We believe that the benefits to consumers from the LoJack System include the following:

•	90% national recovery rate;

•	Covert installation which decreases the chance of a system disablement;

•	Radio frequency based technology that penetrates buildings and containers to facilitate tracking and recovery of vehicles that are hidden from view;

•	Direct integration with law enforcement which results in (i) the automatic activation of the LoJack Unit upon the reporting of a theft to police, and (ii) tracking and recovery by police; and

•	Insurance premium discounts which are generally applied to the vehicle owner’s comprehensive insurance. These discounts vary from state to state and, in some cases, from one insurance company to another. There are state mandated insurance discounts in Massachusetts, Rhode Island, New York and New Jersey and specific discounts provided by select insurance companies such as Liberty Mutual Group, Amica Mutual Insurance and Prudential Financial. Insurance companies provide for discounts of up to 35% on comprehensive insurance premiums for vehicles equipped with a vehicle recovery and anti-theft device.

The Boomerang System

The Boomerang System is based on cellular technology and uses the wireless networks of major regional telecommunications companies for tracking stolen assets in Canada’s Advanced Mobile Phone System, or A.M.P.S., cellular coverage area. The Boomerang network consists of the Boomerang Tracking System that is installed in a purchaser’s vehicle, a cellular network operator, the Boomerang Security Center and Boomerang Vehicle Tracking Units. If a car equipped with a Boomerang Unit is stolen, the vehicle owner should report the theft to the local police department and the Boomerang Security Center. When the Boomerang Security Center is advised of a theft after a police report has been filed, it generally locates the Boomerang Unit on the A.M.P.S. network anywhere in North America via a secure connection with the cellular carrier and then activates a unique code causing the Boomerang Unit to transmit a tracking signal. Then a Boomerang Tracking Vehicle is dispatched to the approximate location of the Boomerang Unit. The Vehicle Tracking Units installed in Boomerang tracking vehicles use sophisticated direction-finding technology to locate the source of the tracking signal emitted from the Boomerang Unit which, with the integration and/or assistance of local law enforcement personnel, can lead to the recovery of the stolen vehicle.

THE LOJACK/BOOMERANG ADVANTAGE OVER GPS FOR STOLEN VEHICLE RECOVERY

Unlike systems based on Global Positioning System, or GPS, technology such as OnStar®, our technologies can penetrate buildings and containers for the effective tracking and recovery of stolen mobile assets. We differ from such products in that our products are covert without any visible antennas or markings on the vehicle indicating presence of the system. Additionally, the direct integration of the LoJack System with law enforcement results in the automatic activation of the LoJack Unit upon the vehicle owner’s report of the theft to police; no third party intermediaries are involved in the activation or tracking process.

PRODUCTS AND TECHNOLOGY

LoJack

The LoJack Unit is the component of the LoJack System that is installed in a purchaser’s vehicle. The LoJack Unit consists of a very high frequency, or VHF, transponder with antenna, microprocessor and power supply and contains a set of codes unique to the unit. The LoJack Unit’s transmitter is activated upon receipt of its unique activation code from the Sector Activation System. The routine entry of a stolen vehicle report into domestic law enforcement information systems in jurisdictions where the LoJack System is operational causes the Sector Activation System to broadcast the unique activation code to the LoJack Unit in the stolen vehicle, in turn causing the LoJack Unit to transmit a signal. An activated LoJack Unit will continue to broadcast until it receives a properly coded message to stop. The activation and deactivation commands are automatically sent to the LoJack Unit upon entry of theft or recovery information in the law enforcement computer system. All transmissions are made on a nationwide radio frequency allocated by the Federal Communications Commission, or FCC, as a law enforcement radio service.

LoJack Early Warning™, sold as an optional component to the LoJack System, provides early notification to a vehicle owner in the event an unauthorized user is operating the vehicle. LoJack Early Warning consists of a uniquely coded key pass and a motion sensor that works with the LoJack Unit to monitor vehicle movement and detect the presence of the registered owner’s key pass. Should the vehicle move without the presence of the registered owner’s key pass, a communication from the LoJack Unit in the vehicle is transmitted to the LoJack Control Center, a company-maintained database that provides automatic notification via e-mail, pager, and/or home, work or cell phone call to the vehicle owner.

LoJack for Construction Equipment is a unit designed specifically for installation on heavy equipment. It functions similarly to the traditional LoJack Unit, but has been modified to meet the Society of Automotive Engineers design standards for use on heavy-duty vehicles.

LoJack for Motorcycles, a new product that was launched in select markets in the first quarter of 2005, is designed specifically for installation in “on road” motorcycles. It functions similarly to the traditional LoJack Unit, but has been modified and reduced in size so it can be covertly installed in the limited space of a motorcycle.

We also offer warranty products that may be purchased to supplement the original purchaser’s warranty. These warranty products include: LoJack Extended Limited Recovery Warranty, LoJack Guarantee Plus 5000 (all states but New York state), and LoJack Protection Plus 5000 (New York state only). For more information on our warranty products see Product Warranty section below.

Boomerang

The Boomerang Unit is the component of the Boomerang Tracking System that is installed in a purchaser’s vehicle. The Boomerang Unit consists of a cellular band RF transponder with antenna, microprocessor and power supply.

If a car equipped with a Boomerang Unit is stolen, the vehicle owner reports the theft to the local police department and the Boomerang Security Center. When the Security Center is advised of a theft after a police report has been filed, the Security Center locates the Boomerang Unit on the A.M.P.S. network via a secure connection with the cellular carrier network and will then activate a unique code causing the Boomerang Unit to transmit a tracking signal. A tracking vehicle is dispatched in the general area reported by the Boomerang Unit. The Vehicle Tracking Units, installed in Boomerang tracking vehicles use sophisticated direction-finding technology to locate the source of the tracking signal emitted from the Boomerang Unit. Upon location of the stolen vehicle, Boomerang Vehicle Tracking personnel notify local law enforcement, who recover the vehicle.

The Boomerang2 Unit is a product that builds upon the Boomerang Unit by integrating two-way communication and diagnostics to provide automatic theft notification by sending a signal upon any unauthorized vehicle movements. The Boomerang2 Unit key fob contains a uniquely coded key pass. A motion sensor, which monitors vehicle movement and detects the presence of the registered owner’s key pass, is incorporated in the Boomerang2 Unit. The Boomerang2 Unit also monitors any tampering with the car battery. Should the motion sensor detect that the vehicle is moving without the presence of the registered owner’s key pass, an automatic call is made by the Unit to the Boomerang Security Center indicating an alarm on the customer car. The Security Center will then contact the client to verify the status of the vehicle. If it is determined the vehicle has been stolen, the Security Center will proceed with the same tracking and recovery steps as noted for the Boomerang System.

The Water Resistant Boomerang Unit is designed specifically for installation on construction equipment and marine craft. It functions similarly to the traditional Boomerang Unit, but is enclosed in a water resistant housing.

The Portable Boomerang Unit is designed for installation in special applications such as cargo. It functions similarly to the traditional Boomerang Unit, but is equipped with a larger battery, enabling its operation without connection to an independent power source.

GLOBAL PRESENCE

The LoJack System presently operates in all or a portion of 22 states and the District of Columbia in the United States. We have statewide coverage, defined as coverage of at least 80% of the state population, in Arizona, California, Connecticut, the District of Columbia, Maryland, Massachusetts, Michigan, New Jersey and Rhode Island. We have coverage available in major metropolitan areas, cities and high crime areas in Colorado, Delaware, Florida, Georgia, Illinois, Louisiana, Nevada, New Hampshire, New York, North Carolina, Pennsylvania, Texas, Virginia, and Washington. We identify and define coverage areas based on a qualitative analysis of population density, new car sales, geography and distribution of LoJack Units.

Internationally, our licensed stolen vehicle recovery technology is operational in 25 countries and territories around the world including: Argentina, Brazil, Colombia, Costa Rica, Ecuador, France, Germany, Guatemala, Hong Kong, Kenya, Lesotho, Mexico, the Mozambique, Nigeria, Panama, Poland, Puerto Rico, Russia, South Africa, Spain, Swaziland, Trinidad and Tobago, Uganda, United Kingdom and Venezuela. In 2004, we signed agreements with government agencies in China and Italy to initiate, pending certain approvals, the process for operation of the LoJack System in these countries. We are also pursuing similar licensing agreements in other countries.

With the acquisition of Boomerang in October 2004, we added the leading provider of stolen vehicle recovery in Canada to our organization.

BUSINESS MODEL

Domestic Segment

Our revenues in the United States are derived primarily from the sale of LoJack Units, LoJack Early Warning Units, related products, and extended product and non-recovery warranties directly to consumers and through automobile dealers. Approximately 90% of domestic revenues originate through a distribution network of automobile dealers. Expansion into additional channels beyond the automotive channel through the introduction of new products, such as LoJack for Motorcycles, leverages the existing network and requires no additional infrastructure. In previous years, this was evidenced by the introduction of LoJack for Construction Equipment. We derive approximately 5% of revenues from the sale of units of LoJack for Construction Equipment directly to fleet and heavy-duty equipment owners. In the first quarter of 2005, we introduced LoJack for Motorcycles and entered the motorcycle distribution channel in a limited number of states.

In 2002, we initiated a program to decrease fixed costs related to product installation by contracting with, and certifying, dealers and other third parties to install our products. In 2004, 27% of our LoJack Unit sales relating to our domestic dealer business were installed by our third party sales and installation partners. We monitor the quality of these alternative installations through the use of an expanded quality control process. For all installations, whether we perform them or they are performed by a third party, we maintain full warranty service of LoJack products, both for the convenience of our automobile dealers through which the LoJack products are marketed and for us to maintain a high degree of quality control and security over our technology.

LoJack has a brand awareness of over 90% in the United States based on an awareness study conducted in 2004. We feel this brand awareness is beneficial to all existing sales channels including: automotive, commercial and motorcycle, and will prove beneficial to any new channels we may decide to enter.

International Segment

We began international operations in 1993 and our technology is operational in 25 countries and territories. We have developed our technology such that the LoJack System can be used either by local law enforcement, by the licensee’s own security organization, or by a combination of both. Revenues from the international segment comprised approximately 21% of our consolidated revenues for the year ended December 31, 2004. International revenues are derived from the sale of LoJack Units and system infrastructure components, royalties and licensing fees. Licensing agreements with international parties have thus far been primarily denominated in U.S. dollars and are structured with up-front licensing fees, which may be substantial and are non-recurring. The agreements provide that we will supply components and products at prices to be determined from time to time and/or receive royalties based upon licensees’ revenues. In 2004, 86% of international revenues were from the sale of LoJack Units.

We focus primarily on the top 30 global markets. Markets are ranked based on high per capita thefts, high annual recurring sales of new vehicles and large numbers of vehicles operating in the area. Our expansion strategy in the international segment may include investments in new or existing international licensees and markets and/or the formation of new international subsidiaries.

We also have made direct investments in selected international licensees that we believe offer significant market opportunity for LoJack Unit sales. At December 31, 2004, we held a 13.37% equity investment, with a carrying value of $2,454,000, in our French licensee and a 12.5% equity investment, with a carrying value of $1,502,000, in our Mexican licensee. At December 31, 2004, we held a loan receivable from our Argentine licensee of approximately $757,000 resulting from the 2002 conversion of the licensee’s existing accounts receivable into a long term financing agreement. This loan is secured by a pledge of all of the stock of the Argentine licensee as well as a personal guarantee by the licensee’s principal. In 2002, a reserve for 100% of this loan was established due to the uncertainty of collection. As additional consideration for the loan, we received 10% of the common stock of the Argentine licensee and agreed to return half of this stock to the licensee upon repayment of the loan at maturity.

We have identified the following inherent risks attendant to our international operations:

•	International operations are dependent on the skills of the international licensees’ management teams which we do not control;

•	Potential geopolitical and economic conditions could limit the licensees’ ability to purchase products;

•	Several licensees have a business model that is more heavily weighted towards periodic payments rather than receiving full payment upon sale of the product. Since we require payment upon sale to the licensee, the licensees could experience periodic working capital shortages. We may have to decide whether to extend more credit to these licensees or to forego revenue opportunities with these licensees;

•	In-country pricing of our products may be adversely impacted by factors such as potential currency control and restrictions imposed by governments, fluctuations in foreign currency rates of exchange, and increased foreign tariffs or duties that could limit the licensees’ ability to purchase and sell products; and

•	Longer payment terms are extended to our international licensees than our domestic customers.

Many of our licensees are emerging businesses and face the normal constraints of a start-up business including: the need to invest in infrastructure, hire and train employees, and obtain sufficient funding, as well as uncertainties related to product acceptance. There can be no assurance that the licensees will be able to execute fully on their existing business plans, which could adversely impact our forecasted growth in revenues.

Boomerang Segment

Boomerang revenues in Canada are derived primarily from the sale of Boomerang and Boomerang2 Units, related products, and service contracts. Approximately 28% of segment revenues are derived from the sale of Boomerang and Boomerang2 Units through auto accessory retailers and automobile dealers. Approximately 70% of segment revenues are derived from service contracts. More than 45 insurance companies based in Quebec and Ontario offer rebates to customers who install a Boomerang Unit in their high priced or high risk of theft vehicles, and in many instances require installation of a Boomerang Unit.

Purchasers of Boomerang Units are required to purchase a service contract with Boomerang. The terms of service contracts offered range from 12 to 36 months and are payable in full upon activation of the related unit or renewal of a previous service contract. As of December 31, 2004, there was approximately $11,882,000 of deferred revenue resulting from approximately 146,000 active service contracts.

VEHICLE AND ASSET THEFT

United States

According to the Federal Bureau of Investigation, or FBI Uniform Crime Report, 1.2 million vehicles were stolen in 2003, with an estimated value of $8.6 billion. Most auto theft is carried out by sophisticated professional thieves, rather than amateur thieves. Thieves typically steal vehicles because of the profit potential of the vehicle’s components on the black market. The National Insurance Crime Bureau reported that motorcycle theft, totaling 55,657 stolen motorcycles, in the United States and Canada, increased more than 55 percent from 2002 to 2003.

International

Interpol, which provides services for the law enforcement community to optimize the international effort to combat crime, indicated in a 2001 press release that more than 3 million vehicles are stolen globally each year with an estimated value of approximately $21 billion.

Canada

According to the Insurance Bureau of Canada, vehicle theft costs Canadians approximately CAN$1 billion annually. In 2003, 171,000 vehicles were stolen in Canada according to Statistic Canada. The Canadian Construction Association in a 1998 report estimated the cost of equipment theft to be CAN$32 million annually.

SALES AND MARKETING

Domestic Segment

Our sales and marketing approach in the domestic segment focuses on the United States automotive channel, through which automobile dealerships offer the LoJack Unit as an option for both their new and used car sales. We also market LoJack Early Warning, conventional vehicle security devices and extended warranties through automobile dealers. We market primarily through a national sales force that routinely visits new and used car dealers to educate and train dealership personnel on the benefits of the LoJack Unit and related products. In addition, to supplement distribution efforts, we have entered into cooperative arrangements with third parties specializing in after-market sales and installation of vehicle accessories to increase penetration in existing markets in a cost effective manner. The LoJack Unit and related products can ordinarily be financed conveniently as a part of the purchase price of the vehicle. We also use direct advertising to consumers to generate product awareness.

We also market our products directly to owners of commercial vehicles and to consumers using, (i) a national sales force that calls on construction equipment owners and manufacturers, (ii) through telemarketing representatives and (iii) direct mail.

International Segment

Sales and marketing efforts in the international segment are typically controlled and funded by our international licensees and their respective management teams.

Boomerang Segment

Our Boomerang segment’s sales and marketing efforts are concentrated in Quebec and Ontario. In Quebec, we work with insurance companies that mandate a stolen vehicle recovery system as a condition for insurance coverage on high priced or high risk of theft vehicles. We maintain a direct sales force in Quebec, which works with automotive accessory retailers and automobile dealers who sell and install Boomerang products to vehicle owners. We also sell products directly to consumers through two company owned distribution centers. Unit sales in Quebec account for most of our unit sales in Canada.

In Ontario, we sell through the automotive channel using automobile dealers and automotive accessory retailers. We utilize third party distributors to service the dealers and retailers. Approximately 50% of Boomerang Unit sales in Ontario are made through the commercial channel primarily to construction equipment owners. The commercial business is supported by a direct sales force as well as an infrastructure of dealers who are available to sell and install Boomerang Units.

GROWTH STRATEGY

Our overall goal is to strengthen our leadership position in the vehicle and mobile asset tracking and recovery market through technology leadership, financial strength, market expansion, partnerships with new and established distributors, potential mergers and/or acquisitions, and development of our brands globally.

Domestic Segment

Our domestic strategy is to use internal resources and partnerships with third party installation partners to increase unit sales and profitability in the automotive and commercial channels, while developing and introducing new products that leverage our brand recognition and reputation for vehicle recovery to enter new sales channels.

To drive more aggressive business growth through our automotive channel in the United States, we plan to focus on high volume dealers who maintain a large market share in their geographic areas, and dealers that are part of large dealer groups. We will continue to expand our varied distribution and installation programs to more cost effectively sell and install LoJack Systems.

In the first quarter of 2005, we introduced LoJack for Motorcycles and entered the motorcycle distribution channel. It is our expectation that the motorcycle channel will contribute to both our revenue and profit in 2005. The motorcycle product leverages our existing network for tracking and recovery.

We have developed the next generation LoJack Unit and have received our first shipments from our supplier in the first quarter of 2005. The new unit, which offers the same features as the current LoJack Unit, is smaller in size and is expected to result in decreased manufacturing costs. (For more information on the next generation LoJack Unit, see Research and Product Development section below.)

To effectively and efficiently enter the retail channel and market a LoJack or Boomerang branded product, we are exploring sales and distribution partnerships. We may partner with established distributors who have an existing market presence and relationships with retailers.

The LoJack system now is operating in 22 states and the District of Columbia representing about two-thirds of the U.S. population and two-thirds of car theft. Expansion into many of the remaining contiguous states using our traditional tower network is not cost effective. For those states, we intend to deploy a hybrid system offering alternative activation utilizing the cellular telephone network combined with tracking and recovery using our proprietary RF technology. Although unit cost and operating cost will be higher with such a system, the cost of building out the network is avoided. In addition, fewer tracking units would be required, since approximate location can be determined by the cell network and tracking units can be sent to a known area for tracking and recovery.

We believe that national coverage will open up markets for LoJack that we cannot currently serve, for example, cargo and original equipment manufacturers.

We believe that the required equipment will be based on proprietary technology now owned by LoJack and by Boomerang. Product definition and development is underway.

Implementation of the hybrid system requires an amendment to the FCC Rule and Order governing use of the frequency used for LoJack tracking, and a petition for that amendment has been filed.

Domestic expansion also requires the negotiation of an agreement for system integration and tracking with each jurisdiction. While this process is now underway, it is hard to predict how long it will take to complete. We do not expect a hybrid system to be operational before late in 2006, at the earliest.

We also plan to expand our network system to a small number of additional states, two or three of them during calendar year 2005 and a similar number in 2006.

International Segment

Our international strategy is to drive more aggressive unit sales growth in countries where the LoJack System is operating through our licensees, including leveraging their strategic relationships with insurance companies and automobile manufacturers. In addition we expect to expand into new geographic markets. We intend to drive unit sales growth through existing licensees by helping them to develop their business models, developing a global technology roadmap and expanding system infrastructure. From time to time, we may make direct strategic investments in international licensees, some of which may be substantial, in order to enable them to gain market share. Our investment strategy has focused on those markets which either represent the best opportunities for significant generation of revenue or where we can positively impact time to market or revenue growth.

We may enter new markets in which the combination of new vehicle sales, population density and incidence of vehicle theft is high. Market expansion may be in the form of (i) continuing to license the use of the LoJack System technology, (ii) securing agreements with the host government and gaining rights to the frequency to operate the system as is in process in China and Italy, and/or (iii) in the form of strategic investments and/or acquisitions.

With the introduction of the next generation LoJack Unit beginning in the first quarter of 2005, we will have a common global platform which utilizes the same basic unit to operate on the varying radio frequencies used globally for stolen vehicle recovery. We believe that this new unit may contribute to international business growth, because it is expected to result in manufacturing efficiencies.

Boomerang Segment

Our Boomerang segment strategy is to focus sales and marketing efforts in Quebec and Ontario in 2005. In Quebec, we intend to continue to work with insurance companies to maintain and extend mandates for the Boomerang System as a condition for consumers to obtain insurance coverage. We intend to continue to train insurance companies and insurance brokers about the services that we offer. We intend to maintain a direct sales force in Quebec, which works with the automotive accessory retailers and automobile dealers who sell and install Boomerang products. We intend to continue to utilize our two distribution centers, which sell and install directly to consumers.

In Ontario, we intend to continue to sell through the automotive channel using automobile dealers and automotive accessory retailers. We work with third party distributors and have our own direct sales force. We intend to continue to work with our existing third party distributors while leveraging our domestic segment experience in marketing directly to the automobile dealers. We believe that the automotive market in Ontario represents a substantial growth opportunity. We will focus on increasing penetration in the commercial channel using our direct sales force to call on equipment dealers and equipment owners.

RESEARCH AND PRODUCT DEVELOPMENT

We concentrate research and development activities on enhancing our proprietary stolen vehicle recovery network and creating new products that meet market needs for the tracking and recovery of valuable mobile assets. Our product development efforts utilize knowledge of law enforcement processes and systems to provide products that integrate into law enforcement operations and facilitate the tracking and recovery process. Our engineering staff develops products internally or in conjunction with third parties.

In the first quarter of 2005, we received the first units of the next generation LoJack Unit. We worked with a third party, Plextek, Ltd., to develop the product and secure manufacturing. The next generation LoJack Unit is expected to decrease manufacturing costs and to reduce the size of the component, enabling installation in more covert locations in the consumer’s vehicle than at present. The unit is scalable and flexible, with connectivity features that may allow us to develop new products combining Global Positioning System, or GPS, and/or cellular based communications with our existing RF based stolen vehicle recovery technology. The unit provides a common platform for both domestic and international operations by utilizing the same basic unit to operate on the varying radio frequencies used in the countries where our technology is utilized for stolen vehicle recovery. We believe this common platform may result in further manufacturing and distribution efficiencies. With the introduction of this unit, we are adding a second supplier and transitioning from a single source relationship for our LoJack Units with our current supplier, Motorola, Inc.

We expect that we will coordinate our Boomerang segment’s research and development efforts with our domestic segment’s research and development efforts to offer new products that meet a market need for the tracking and recovering of stolen mobile assets.

We are investigating the development of a product that will combine our RF technology with GPS and cellular technologies to facilitate complete coverage in the continental United States and address various market needs, such as the cargo industry. We expect that this project will be a multi-year effort.

Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. Total product development expenses totaled $4,661,000, $3,534,000, and $2,300,000 for the years ended December 31, 2004, 2003 and 2002, respectively. A portion of our product development efforts has been outsourced to third parties. The contracts with third parties require payments based upon completion of defined milestones. Expenses related to milestone achievements, included in the above-mentioned expenses, amounted to $1,260,000, $540,000 and $85,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

GOVERNMENT REGULATION AND APPROVAL

Domestic Segment

The FCC-allocated frequency 173.075 MHz, used by the LoJack System in the United States, is for nationwide use by state and local law enforcement agencies for stolen vehicle recovery systems. Law enforcement agencies in jurisdictions where we operate have been granted authority by the FCC to use this frequency.

In connection with our domestic operations, we must obtain the approval of law enforcement agencies for implementation of the LoJack System before sales of LoJack Units will commence in a given jurisdiction. The approval process may be time consuming and costly and is subject to considerations generally affecting the process of governmental decision-making. In some jurisdictions, governmental approval may be terminable at the convenience of the executive or legislative body. Any such termination could have a material adverse effect on future sales in such jurisdictions.

If we were to seek to charge more than nominal prices for the Law Enforcement Components, governmental appropriation of funds would be required. Most government agencies have established, by policy, statute or regulation, a process requiring competitive bidding for all acquisitions of products and equipment. This process may cause us additional delay and expense. To date, we have not sought to charge law enforcement agencies more than nominal prices for the Law Enforcement Components and do not expect to do so in the near future.

Our international licensees are subject to risks similar to those in our domestic segment with respect to government regulation and approval.

Boomerang Segment

The Boomerang tracking beacon operates on an unlicensed frequency and does not require specific government approval. Tracking of stolen Boomerang-equipped vehicles is performed by our personnel or by private parties under contract with us.

Although specific governmental licensing and approval are not required, once a Boomerang-equipped stolen vehicle is located by our tracking team, we rely on police and other law enforcement agencies for the actual recovery. Establishing and maintaining a good relationship with law enforcement agencies is important to our business.

PRODUCT WARRANTY

Domestic Segment

LoJack Parts & Labor Warranty. We warrant to original purchasers of LoJack Units that the LoJack Unit and LoJack Early Warning will be free from defects in material or workmanship for a period of two years from the date of installation. If the product proves to be defective in material or workmanship, we will, at our option, either replace or repair the product.

LoJack Extended Limited Recovery Warranty. We also warrant to original purchasers of LoJack Units that if their LoJack equipped vehicle is stolen and reported in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time that the theft is reported to the police, we will pay the consumer an amount equal to the full purchase price paid for the LoJack Unit up to a maximum of $695 (up to $995 if the consumer also purchased LoJack Early Warning). For an additional charge, the original purchaser of the LoJack Unit can elect to extend the warranty period from two years to a period equal to the time they own their LoJack equipped vehicle.

LoJack Guarantee Plus 5000 (Sold in all states we do business other than New York State). Consumers may purchase an additional five year warranty in which we, or in most jurisdictions an independent third party insurer, warrant to original purchasers of LoJack Units that if the vehicle becomes a total loss due to theft or is not recovered within 30 days from the time the theft is reported to the police, the consumer could receive up to $2,500 to cover theft related expenses plus up to an additional $2,500 towards the purchase or lease of a replacement vehicle if the consumer returns to the original dealer. We have insured the risk relating to these warranty claims.

LoJack Protection Plus 5000 (Sold in New York State only). Consumers may purchase an additional five year warranty in which we, through an independent third party insurer, warrant to original purchasers of LoJack Units that if the vehicle becomes a total loss due to theft or is not recovered within 30 days from the time the theft is reported to the police, the consumer could receive up to $2,500 to cover theft related expenses such as insurance deductible, substitute vehicle rental, airfare if the vehicle is stolen more than 100 miles away from home, or nightly accommodations and meals. In addition, the consumer may be eligible to receive $2,500 towards the purchase or lease of a replacement vehicle if the consumer returns to the original dealer. We have insured the risk relating to these warranty claims.

Boomerang Segment

Boomerang Parts & Labor Warranty. We warrant to original purchasers of Boomerang Units that the units will be free from defects in material or workmanship for a period of five years from the date of purchase. If the product proves to be defective in material or workmanship, we will, at our option, replace or repair the product or reimburse the purchase price paid.

Boomerang Limited Recovery Warranty. We warrant to purchasers of the Boomerang Units that if the Boomerang equipped vehicle is stolen and not recovered, we will pay the consumer an amount equal to the full purchase price of the unit up to a maximum of CAD$1,000 for the Boomerang Unit and CAD$2,000 for the Boomerang2 Unit.

PATENTS AND TRADEMARKS

Domestic Segment

We hold a patent portfolio that covers vehicle tracking, security and recovery. The portfolio includes United States Patents No. 4,818,998, 4,908,629, 5,917,423 and 6,229,988BI, which expire in 2006, 2007, 2015 and 2018, respectively, covering portions of the LoJack System. Each of these patents builds on the predecessor patents by adding additional functionality that we believe yields a competitive advantage. In addition, we hold proprietary information that is not patented, but is integral to the operation of the LoJack System. We believe that protection of that intellectual property continues beyond the expiration of the stated patents.

We hold United States Patent No. 6,522,698 covering LoJack Early Warning which expires in 2020.

Although management believes the patents have value, there can be no assurance such patents will effectively deter others from manufacturing and marketing a competitive stolen vehicle recovery system.

The LoJack name and logo are registered trademarks in the United States and many other countries. We believe the LoJack trademark and other trademarks have sufficient recognition to give us a competitive advantage.

We also hold patents similar to our domestic segment patents in various countries where we either currently do business or intend to do business.

Boomerang Segment

Boomerang holds a patent portfolio that covers location, tracking and recovery using an existing network, our two-way tracking beacon and anti-jamming technology. The portfolio includes United States Patent No. 5,895,436 which expires in 2016 and Canadian patent No. 2,395,843 (corresponding to United States Patent 6,498,565B2) which expires in 2021.

We also hold patents similar to our Boomerang segment patents in various countries where we either currently do business or intend to do business.

Although management believes the patents have value, there can be no assurance such patents will effectively deter others from manufacturing and marketing a stolen vehicle recovery system.

We have registered or filed for the registration of our trademarks Boomerang, Boomerang2 and Boomerang & Design in all our major actual or potential markets. We believe these trademarks have sufficient recognition to confer a competitive advantage upon our Company.

Our Boomerang segment strategy is to apply for trademarks and for patents for our inventions whenever appropriate.

Our Boomerang segment is actively involved in protecting its intellectual property and has undertaken administrative and legal measures against companies, which, in our opinion, have infringed on our rights.

COMPETITION

Competitive Advantages

We believe that we have several competitive advantages including: our proprietary RF technology and two way tracking beacon, our distribution networks, well-known brands, and integration with police. Our technology is proven effective for the recovery of stolen vehicles and mobile assets. We hold a patent portfolio that covers vehicle tracking, security and recovery. We hold proprietary information that is not patented, but is integral to the operation of the LoJack System. Additionally, we have developed a network in the United States that would be very expensive to replicate. We have an established distribution network in the automotive and construction channels in the United States, and an established operating network, through our licensees, in 25 countries internationally. We have a well-known brand with a brand awareness of over 90% in the United States. The LoJack System is directly integrated with law enforcement in the United States and, as a result, we have a detailed understanding of law enforcement systems and procedures. We are unaware of any competitor who proposes a system capable of being operated or actively monitored exclusively by law enforcement agencies, as is the LoJack System. We believe these competitive advantages present substantial barriers to competitive entry into our markets.

We believe that our Boomerang segment products and technology have several competitive advantages including: its proprietary cellular tracking and location technology, established relationships with insurance companies in Quebec and Ontario, and well-known brand in Canada.

Domestic Segment

Several competitors or potential competitors are marketing or have announced the development of products, including those that are based on GPS technology, which claim to have stolen vehicle-tracking features that may compete directly with the LoJack System. To our knowledge, none of these products is directly integrated with law enforcement systems or operated and monitored exclusively by law enforcement agencies, as is the LoJack System.

We market the LoJack System as a stolen vehicle recovery device. Our management believes, however, that makers of auto theft prevention devices and GPS devices view the LoJack System as competitive, and, consequently, we believe we face competition from companies that sell vehicle security devices. Some of the competitors and potential entrants into the vehicle tracking market have greater resources than we do. In addition, there can be no assurance that a competitor will not develop a system of theft detection or recovery, including other stolen vehicle recovery systems that may not require government approvals, which would compete with or be superior to the LoJack System.

We believe that we face competition from companies selling vehicle alarms, GPS products and third party warranty and insurance products; not because the products are comparable to the products we offer, but because they are competing for available consumer funds in the automobile security products after-market. Known providers of alarms include Directed Electronics Incorporated and Audiovox while known providers of GPS products include OnStar® and Mobile Guardian. There are numerous smaller companies selling extended warranties and other insurance based products.

International Segment

Several competitors or potential competitors are marketing or have announced the development of products, including those that are based on radio frequency technology, cellular technology, GPS technology or some combination of these technologies, which claim to have stolen vehicle tracking features that may compete directly with the LoJack System. Our international competitors include a number of companies including Ituran, ChevyStar, and Netstar, operating in various regions around the world. The competitive environment in regions with relatively high rates of auto theft, such as many countries in South America and parts of Africa is generally more intense than in regions where lower rates of theft prevail.

Boomerang Segment

We believe we face competition in the Boomerang segment from companies selling GPS systems which claim stolen vehicle recovery as a service. Known providers of GPS services in the Boomerang segment are Datacom Wireless, Vigil Locating Systems, and AirIQ.

CONTRACT MANUFACTURING ARRANGEMENTS

We have contract manufacturing arrangements for the current and anticipated next generation LoJack Unit and other LoJack System components sold in the domestic and international segments. We believe that several companies have the capability to manufacture LoJack Units.

We believe we can now purchase LoJack Units in sufficient volumes to support two suppliers. In December 2003, we entered into an agreement with Plextek Limited, communications technology consultants, to design and supply, through a third party contract manufacturer, a next generation LoJack Unit. In the first quarter of 2005, we received our first units of the next generation LoJack Unit.

With the introduction of this unit, we are adding a second supplier and transitioning from a single source relationship with our current supplier, Motorola, Inc.

We believe this will reduce the risks associated with having only a single supplier and expect that it may result in more competitive pricing from both suppliers. We expect the next generation LoJack Unit to have a neutral impact on gross margins in 2005 due to the reduction of volume variable pricing rebates with our current supplier, but expect a favorable impact on gross margins thereafter as volumes are shifted between manufacturers to maximize volume variable pricing rebates.

INVENTORY

We seek to maintain a 90-day domestic supply of LoJack Units, which we believe is in line with sales levels and sufficient to rapidly fulfill orders. We also maintain finished goods inventory in LoJack do Brasil, to supply our Brazilian licensee.

Our Boomerang segment maintains a 135-day supply of inventory, of which, as of December 31, 2004, 66% was raw materials, 11% was work in process and 23% was finished goods. We produce the Boomerang Unit in our own facilities.

We fill orders as they are received and maintain no order backlog.

We maintain an inventory of certain LoJack System Law Enforcement Components beyond our current requirements in order to facilitate expansion into additional domestic and international markets.

EMPLOYEES

As of December 31, 2004, we had a total of 805 full-time employees, 662 of whom were working in the domestic segment, 7 of whom were working in the international segment and 136 of whom were working in the Boomerang segment.

SEGMENT OPERATIONS

We divide our operations into three separately managed and reported business segments: domestic, international, and Boomerang. For financial information about our segments, and by geographic area, see notes 1 and 13 to our consolidated financial statements contained herein at Item 8.

INTERNET ADDRESS AND SEC REPORTS

We maintain a website with the address www.lojack.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. We also include on our website our corporate governance guidelines and the charters for each of the major committees of our board of directors. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC.

EXECUTIVE OFFICERS

Information concerning our executive officers is set forth below.

Name	Age	Title
Ronald J. Rossi	64	Chairman

Joseph F. Abely	52	Chief Executive Officer

Richard T. Riley	48	President and Chief Operating Officer

William R. Duvall	53	Executive Vice President and Chief Technology Officer

Thomas Wooters	64	Executive Vice President and General Counsel

Keith E. Farris	57	Vice President (Finance) and Chief Financial Officer

Kevin M. Mullins	50	Senior Vice President and General Manager (U.S. Automotive)

Thomas M. Camp	41	Senior Vice President and General Manager (International)

Donna Driscoll	52	Vice President and General Manager (New Business Lines)

Peter J. Conner	64	Vice President (Government Relations)

Mr. Rossi is Chairman of the Board. He joined the Company in November 2000 as Chief Executive Officer, became a director, and was elected Chairman of the Board, effective March 1, 2001. He retired as Chief Executive Officer in February 2005. Prior to joining the Company, Mr. Rossi spent 35 years with The Gillette Company, progressing through a variety of management positions in sales, marketing, and general management in the United States, Canada and Puerto Rico. Mr. Rossi served as President of Oral-B Worldwide, a subsidiary of the Gillette Company, from 1998 to 2000. From 1988 to 1998 he was President of Gillette North America; previous positions include President of Gillette Canada and President of Braun/Canada and chairman of the Canadian Cosmetic and Toiletry Fragrance Association in 1987. He also served on the Executive Board of the Massachusetts Bay Red Cross from 1993 to 1998 and the Board of the New England Sports Museum from 1993 to 1998. Mr. Rossi has been a member of the Board of Mentor Corporation since January 2000 and of UST, Inc. since June 2004.

Mr. Abely became Chief Executive Officer of the Company in February 2005. He joined the Company in October 1988 as Senior Vice President and Chief Financial Officer and was named President and Chief Operating Officer in January 1996. He became a director in November 2000. Mr. Abely joined the accounting firm of Deloitte Haskins & Sells in 1976 and served as a partner from 1985 until October 1988. Mr. Abely is a Certified Public Accountant. Mr. Abely serves as a member of the Board of Carroll Center for the Blind, Inc., a non-profit organization.

Mr. Riley has served as President and Chief Operating Officer and member of the Board of Directors of the Company since February 2005. Prior to joining the Company, Mr. Riley served as an officer of New England Business Service, Inc., or NEBS, a public company listed on the New York Stock Exchange, from 1997 to 2004 and as a director of that company from 2002 to 2004. He served as President and Chief Operating Officer from 2002 to 2003 and as President, Chief Executive Officer and Chief Operating Officer from 2003 to 2004. Prior to that, he served as a Senior Vice President 1998 to 2002, as President, NEBS Direct Marketing from 2001 to 2002, as President, Integrated Marketing Services from 2000 to 2001, and as President of Rapidforms (acquired by NEBS in 1997) from 1992 to 2000. Mr. Riley is a Certified Public Accountant. He serves as a member of the Board of Directors of VistaPrint USA Incorporated, a printing and graphic arts business, and Micro-Coax, Inc., a manufacturer of microwave and cable products, both of which are privately held companies.

Mr. Duvall joined LoJack in 1985 and is Executive Vice President and Chief Technology Officer. From 1993 to 2003, he was Senior Vice President. From 1984 to 1985, he was a part owner and manager of Rich’s Car Tunes, a company engaged in the sale and installation of consumer electronic products in the automotive aftermarket. For six years prior to 1984, Mr. Duvall was Vice President of Marketing and Sales for Analog and Digital Systems, Inc., a manufacturer of consumer electronic products.

Mr. Wooters joined LoJack in December 2003 as Executive Vice President and General Counsel. He has over 40 years of legal experience representing public and private companies and investors in such companies in a range of businesses, including more than 25 years as outside counsel to LoJack. Mr. Wooters practiced law with the law firm of Sullivan & Worcester LLP and for his last 4 years there was “of counsel.” Mr. Wooters is a Director of Storage Computer Corporation, a manufacturer of high performance fault tolerant storage subsystems, and several other private technology companies.

Mr. Farris joined LoJack in October 2000 as Vice President of Finance and Chief Financial Officer. From 1996 to 2000, Mr. Farris served as Vice President of Finance and Chief Financial Officer of Arkwright, Inc., a manufacturer of digital imaging supplies. From 1981 to 1996, Mr. Farris held various financial management positions at Digital Equipment Corporation. From 1978 to 1981, Mr. Farris served as Director of Internal Audit at Modular Computer Systems, Inc. and from 1974 to 1978 was employed by the accounting firm of Ernst & Young. Mr. Farris is a Certified Public Accountant.

Mr. Mullins joined LoJack in February 1996 and is Senior Vice President and General Manager of U.S. Sales. From June 2001 to January 2005 Mr. Mullins served as Vice President of Sales and from February 1996 until May 2001 Mr. Mullins served as Vice President of Sales and Marketing of LoJack. From 1976 until joining LoJack, Mr. Mullins served in a variety of positions at Proctor & Gamble Company, Inc., including District Sales Manager, Customer Business Development Manager, and Northeast Operation Manager.

Mr. Camp joined LoJack in May 2002 and is Senior Vice President and General Manager, International. He served as Vice President of Corporate Development from May 2002 to September 2004. From 1999 until joining LoJack, Mr. Camp held executive positions with InfoSpace from 1999 to 2000 and Go2Net from 2000 to 2001. He was a partner with the law firm Hutchins, Wheeler and Dittmar from 1990 to 1999.

Ms. Driscoll joined LoJack in May 2001 and is Vice President and General Manager of New Business Lines. From May 2001 until February 2005, Ms. Driscoll served as Vice President of Marketing. From 1999 to 2000, she was Chief Marketing Officer for Roxy.com, an on-line retailer of consumer electronics. From 1987 until joining LoJack, Ms. Driscoll served in a variety of executive positions at various companies including Citigroup from 1997 to 1999; AT&T Capital Corp from 1994 to 1997; Fidelity Investments from 1992 to 1994; and Citigroup Point of Sale Information Services Inc. from 1987 to 1992.

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

ITEM 2 – PROPERTIES

Our executive offices are located at 200 Lowder Brook Drive, Suite 1000, Westwood, Massachusetts, under a lease for such space expiring in January 2007. We maintain a facility located in Canton, Massachusetts for our engineering operations under a lease that expires in September 2007; and maintain facilities in Palmdale, California and Westwood, Massachusetts for our Call Center operations under leases that expire in February 2007 and May 2008, respectively. In addition, we lease facilities for our sales and operations personnel in Arizona, California, Florida, Georgia and New Jersey under operating leases that expire from 2006 to 2009.

The head office and marketing and customer care facilities for our Boomerang segment are located in leased premises in Montreal, Quebec. We also lease space in St. Leonard (Montreal), Quebec in which research and development, product assembly, installation and sales activities are carried out, and space in Mississauga, Ontario for certain sales personnel.

We do not own any real estate.

Because our operations do not require any special facilities, we do not anticipate any difficulty in finding space adequate for our purposes at reasonable rates, should the need arise. We believe that our current facilities are adequate for our operations.

ITEM 3 - LEGAL PROCEEDINGS

We were not a party to any material legal proceedings during the fiscal year ended December 31, 2004, and we are not currently a party to any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUE PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market under the symbol: LOJN.

The following table sets forth the range of the high and low sales price information for our common stock for the periods indicated, as reported by NASDAQ. This information reflects inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily reflect actual transactions.

	High	Low
Year Ended December 31, 2004

First Quarter	$9.00	$7.45
Second Quarter	9.98	6.92
Third Quarter	11.44	8.65
Fourth Quarter	12.85	10.11

Year Ended December 31, 2003

First Quarter	$5.28	$4.70
Second Quarter	5.09	4.66
Third Quarter	7.50	5.00
Fourth Quarter	9.00	6.51

On March 7, 2005, there were 2,269 record holders of our common stock. We believe the actual number of beneficial owners of our common stock is over 12,200 because a large number of the shares of our common stock are held in custodial or nominee accounts for the benefit of persons other than the record holders.

We have never paid a dividend, and at the present time expect that future earnings will be retained for use in our business. Our line-of-credit and demand facilities with our banks permit the payment of dividends so long as such payment does not cause noncompliance with certain loan covenants. Although there is no present intent to pay dividends, we do not believe these restrictions are likely to materially limit the payment of dividends should we decide to do so in the future.

There were no stock repurchases during the year ended December 31, 2004. Our line of credit agreement and term loan facilities entered into in October 2004 with our bank restrict our ability to repurchase shares of our common stock without the bank’s prior approval. See also note 9 to the consolidated financial statements included herein at Item 8 for information regarding our stock repurchase program.

Unregistered Shares of Equity Securities

On October 29, 2004, and in connection with our combination with Boomerang, we issued one (1) share of preferred stock designated as Special Voting Preferred Stock, or the Special Voting Share, to Computershare Trust Company of Canada, as trustee under a Voting and Exchange Trust Agreement among LoJack, Boomerang and the trustee. The Special Voting Share was issued for nominal consideration and was exempt from the registration requirements of the Securities Act of 1933, or the Act, pursuant to Section 4(2) of the Act.

ITEM 6 - SELECTED FINANCIAL DATA

The selected condensed consolidated financial data set forth below are derived from the audited consolidated financial statements. On October 24, 2001, we changed the date of our fiscal year end from the last day of February to December 31, effective December 31, 2001. In October 2004, we acquired Boomerang as described in note 2 to our consolidated financial statements contained herein at Item 8. The assets, liabilities and stockholders’ equity of Boomerang are included in the condensed balance sheet data as of December 31, 2004 and Boomerang’s results for the two months ended December 31, 2004 are included in the condensed statement of income data for the year ended December 31, 2004. The amounts for the year ended February 28, 2001, include the cumulative effect on prior years of a change in accounting principal for revenue recognition on international license fees in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 and the consolidated financial statements and notes thereto at Item 8.

	Year Ended December 31,			Ten Months Ended December 31, 2001	Year Ended February 28, 2001
	2004	2003	2002
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
( in thousands, except share and per share information):
Revenues	$145,691	$125,808	$116,426	$84,379	$95,850
Cost of goods sold	69,250	61,893	59,162	42,224	47,194

Gross margin	76,441	63,915	57,264	42,155	48,656
Costs and expenses	60,264	51,531	54,200	37,552	37,087

Operating income	16,177	12,384	3,064	4,603	11,569
Interest income (expense) and other - net	875	100	(65)	87	308

Income before provision for income taxes	17,052	12,484	2,999	4,690	11,877
Provision for income taxes	6,652	4,869	1,170	1,735	4,371

Income before cumulative effect of change in accounting principle	10,400	7,615	1,829	2,955	7,506
Cumulative effect of change in accounting principle	—	—	—	—	(2,978)

Net income	$10,400	$7,615	$1,829	$2,955	$4,528

Basic earnings per share before cumulative effect of change in accounting principle	$0.67	$0.51	$0.12	$0.19	$0.47
Cumulative effect of change in accounting principle	—	—	—	—	(0.19)

Basic earnings per share	$0.67	$0.51	$0.12	$0.19	$0.28

Diluted earnings per share before cumulative effect of change in accounting principle	$0.64	$0.51	$0.12	$0.19	$0.45
Cumulative effect of change in accounting principle	—	—	—	—	(0.18)

Diluted earnings per share	$0.64	$0.51	$0.12	$0.19	$0.27

Weighted average shares outstanding:
Basic	15,605,155	14,913,199	14,692,225	15,272,264	15,910,138

Diluted	16,281,720	15,054,986	14,726,131	15,774,719	16,624,789

CONDENSED CONSOLIDATED BALANCE SHEET DATA:

	December 31,
	2004	2003	2002	2001	February 28, 2001
( in thousands):
Working capital	$30,560	$21,572	$12,855	$14,359	$18,758
Total assets	149,522	64,574	55,003	48,194	42,155
Long-term debt and capital lease obligations	20,900	174	1,064	1,038	1,087
Total liabilities	85,572	35,386	34,635	28,517	20,319
Total stockholders’ equity	63,950	29,188	20,368	19,677	21,836

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included at Item 8.

Overview

We are a leading global provider of technology products and services for the tracking and recovery of valuable mobile assets. Our proprietary technology, wireless network and unique integration with law enforcement agencies provide an effective means for tracking and recovery of stolen vehicles and construction equipment. In the first quarter of 2005, we expanded the use of our technology to motorcycles.

In October 2004, we acquired Boomerang, the dominant marketer and provider of stolen vehicle recovery technology in Canada.

We have three separately managed and reported business segments: domestic, international and Boomerang.

Domestic Segment

We develop and market the LoJack System, a unique, patented system designed to assist law enforcement personnel in locating, tracking and recovering stolen vehicles. We also offer LoJack Early Warning as an option to the LoJack System which provides early notification to a vehicle owner in the event an unauthorized user is operating the vehicle.

Our revenues in the United States are derived primarily from the sale of LoJack Units, alarms and related products, LoJack Early Warning and extended product and non-recovery warranties to consumers. Approximately 90% of domestic sales are made through a distribution network consisting of dealers of new and used automobiles. We have strong consumer brand awareness in the United States and in many areas around the world.

We continue to expand our installation capacity and increase efficiencies by adopting alternative installation methods through contracting with certified dealers and other third parties to perform the installation of the LoJack Unit. We monitor the quality of these alternative installations through the use of an expanded quality control process and we maintain full warranty service of LoJack Units, both for the convenience of dealers through which the LoJack Units are marketed and for our ability to maintain a high degree of quality control and security over our technology.

We also offer an extended warranty at the point of sale to new customers and through direct sales efforts to existing customers.

We record additions to deferred revenue for our LoJack Early Warning product and certain warranty products for which we have been deemed to be the primary obligor of the underlying contract. We receive full payment typically within 60 days of the transaction, but recognition of the deferred revenue is spread over the estimated life of the product or service. These payments are a significant component of our cash flow from operations. Additions of these components of deferred revenue were $12,546,000 for the year ended December 31, 2004, compared to additions of $8,731,000 for the same period a year ago.

International Segment

We derive an increasing percentage of our consolidated revenues from international licensees. These revenues consist of product sales, royalties and license fees. Revenues from the international segment comprised approximately 21% of consolidated revenues for the year ended December 31, 2004, up from 20% in 2003 and 17% in 2002.

Internationally, our licensed stolen vehicle recovery technology is operational in 25 countries and territories around the world including: Argentina, Brazil, Colombia, Costa Rica, Ecuador, France, Germany, Guatemala, Hong Kong, Kenya, Lesotho, Mexico, the Mozambique, Nigeria, Panama, Poland, Puerto Rico, Russia, South Africa, Spain, Swaziland, Trinidad and Tobago, Uganda, United Kingdom and Venezuela.

We record additions to deferred revenue for international license fees and recognize the revenue over the term of the license (generally ten years). Royalty revenues are recognized when earned.

Boomerang Segment

Revenues from our Boomerang segment are derived primarily from the sale of Boomerang and Boomerang2 Units, related products, and service contracts. Approximately 28% of revenues are derived from the sale of Boomerang and Boomerang2 Units through auto accessory retailers and automobile dealers. Approximately 70% of revenues are derived from service contracts. More than 45 insurance companies based in Quebec and Ontario offer rebates to customers who install a Boomerang Unit in their high priced or high risk of theft vehicles, and in many instances, require installation of a Boomerang Unit.

Purchasers of Boomerang Units are required to also purchase a service contract. The terms of service contracts offered range from 12 to 36 months and are payable in full upon activation of the related unit or renewal of a previous service contract. As of December 31, 2004, there was approximately $11,882,000 of deferred revenue resulting from approximately 146,000 active service contracts.

Recent Developments and Trends

Many companies in the vehicle security market have stated that they offer stolen vehicle recovery solutions and many automobile manufacturers are installing GPS products at the factory. These factors have not had a material adverse impact on our revenues, unit sales or penetration rates thus far. The long-term impacts of these trends are hard to predict, however, we are evaluating the effectiveness of additional complementary technology combining GPS and/or cellular based communications with our time tested RF based stolen vehicle recovery technology.

We are deriving an increasing percentage of our revenues from outside of the United States, increasing to 23% (21% excluding Boomerang) of consolidated revenues for the year ended December 31, 2004 from 20% of consolidated revenues for the year ended December 31, 2003 and 17% of consolidated revenues for the year ended December 31, 2002. We expect the trend of increasing revenues and profits generated by operations outside the United States as a percentage of consolidated results to continue in 2005.

The percentage of domestic units installed by third parties increased significantly during the year ended December 31, 2004 as compared to the same period a year earlier, decreasing average direct installation labor cost per unit due to productivity improvements and the shift of expenses from fixed to variable. We expect that the percentage of business through third party installers and distributors may continue to increase during 2005 resulting in a continued positive impact on unit volumes and gross margin percentages.

Key Factors of our Business

Key factors and areas of focus by our senior management across all segments include (1) monitoring material trends of sales of the automotive industry with a focus on increasing penetration rates through our existing automobile dealer channel and markets; (2) sharing the best practices among our international licensees and analyzing those practices which have been successful, the effectiveness of strategic relationships with distributors, insurance companies and original equipment manufacturers, and the success of different pricing models such as those that include recurring payments; (3) continuing reductions to domestic and international manufactured product costs; (4) continuing to transition from a fixed to variable domestic installation cost structure by increasing the percentage of LoJack Units installed by third parties; (5) continuing to develop improved technology and products while utilizing a second supplier; and (6) continuing to develop relationships with insurance companies to help drive demand, where applicable. We evaluate our financial condition and operating performance based on the progress in achieving the key factors listed above.

Boomerang Acquisition

On October 29, 2004, we completed our acquisition of Boomerang Tracking Inc. for consideration of approximately $56,219,000, including final acquisition and other costs of $2,267,000, primarily in the form of (i) 591,266 shares of LoJack common stock, valued at approximately $7,143,000; (ii) 835,659 shares of exchangeable shares issued by our Canadian subsidiary, ExchangeCo, which can be exchanged for 835,659 shares of LoJack common stock, valued at approximately $10,094,000; and (iii) $36,715,000 in cash. The acquisition extended our capabilities in stolen vehicle recovery technology to Canada. Boomerang generated sales of approximately $19,600,000 during its fiscal year ended April 30, 2004, and $3,800,000 for the two months ended December 31, 2004.

The sources of the cash consideration used in the acquisition included approximately $12,055,000 of cash acquired from Boomerang (total cash acquired from Boomerang as of the date of acquisition was approximately $17,601,000) with the remaining $24,660,000 financed with a term loan.

Boomerang’s operations, beginning from the date of acquisition, are reported within our results from operations as a separate segment. The acquisition was accounted for as a purchase in accordance with the Financial Accounting Standards Board Statement No. 141, Business Combinations, or, SFAS No. 141, and we have accordingly allocated the purchase price of Boomerang based upon the fair values of the net assets acquired and liabilities assumed. We determined identifiable intangible assets to be valued at $8,440,000. These identifiable intangible assets included the fair value of trade names, trademarks, monitoring contractual relationships and completed technology. The Boomerang acquisition also resulted in goodwill of approximately $44,002,000 as of the acquisition date.

Critical Accounting Policies and Estimates

The consolidated financial statements include LoJack and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Management is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The actual results could differ from those estimates. Our accounting policies are described in note 1 to the consolidated financial statements included herein at Item 8. A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The significant accounting policies and estimates, which we believe to be the most critical in understanding and evaluating our reported financial position and results of operations, include:

Revenue Recognition and Deferred Revenue. We earn revenues primarily from the domestic sale and installation of LoJack Units and LoJack Early Warning, the sale of products and components to international licensees, the receipt of international license fees and royalties, the sale of extended and enhanced warranty programs, the sale of Boomerang and Boomerang2 Units, related products, and service contracts.

We generally recognize revenue on domestic sales of LoJack Units, Boomerang and Boomerang2 Units and related products, upon installation. For sales to our third party sale and installation partners and distributors, revenue is recognized upon sale to the third party.

Revenues relating to the sale of LoJack Early Warning are recognized over the period of the estimated life of vehicle ownership, which management estimates is approximately five years. As of December 31, 2004 and 2003, we had deferred recognition of revenue of approximately $6,371,000 and $2,550,000, respectively related to this product. If the estimated life of vehicle ownership proves to vary materially from the estimates we use, we would be required to change our estimates, which could result in material differences in the amount of revenue recognized in any given period. Historically, there have not been any changes to our five-year estimate.

Revenues relating to the sale of service contracts by our Boomerang segment are recognized over the life of the contract. The term of service contracts offered ranges from 12 to 36 months and are payable in full upon activation of the related unit or renewal of a previous service contract.

Revenues from international license fees are recognized ratably over the initial term of the license, typically ten years. Revenues from the sales of products and components of the LoJack System to international licensees are recognized upon shipment to the licensee or, if later, when payment becomes reasonably assured. Royalty revenues are recognized when earned or when payment becomes reasonably assured, whichever is later. We make estimates of collectibility based upon historical experience, customer credit worthiness and current economic trends. Historically, there have not been material adjustments to recognized revenues based on these estimates. As of December 31, 2004 and 2003, we had deferred revenue recognition of approximately $152,000 and $343,000, respectively, in product shipments to international licensees because collection was not reasonably assured. Revenue on these shipments is recognized as payment becomes reasonably assured. Changes in the creditworthiness of these licensees could have a material effect on the timing and amounts of revenue recognized.

We sell several types of extended warranties. For those warranties to which a third party, and not us, is the primary obligor, we recognize payments for these insurance contracts, net of related costs, in revenues at the time of sale. Revenues related to extended warranties, for which a third party is the primary obligor, aggregated approximately $4,088,000 and $3,347,000 for the years ended December 31, 2004 and 2003, respectively. If the laws of jurisdictions change so that we are determined to be the primary obligor, revenues may have to be deferred under such circumstances. We believe that these jurisdictional changes are possible and should they occur, reported revenues could be adversely impacted.

For those warranties for which we are the primary obligor, revenues are deferred and recognized over the estimated term of the warranties, determined to be equivalent to the estimated life of vehicle ownership, which is five years. Such revenues recognized from extended warranties previously deferred aggregated approximately $3,997,000 and $1,992,000 for the years ended December 31, 2004 and 2003, respectively. If the estimated life of vehicle ownership varies significantly from the estimates we use, material differences in the amount of revenue recognized in any given period could result. Incremental costs directly related to the provision of such warranties are deferred and charged to expense proportionately as the revenues are recognized. Any remaining warranty costs relating to actual claims made are recognized when incurred. We believe the likelihood of material changes to the average estimated life of vehicle ownership is low.

Accounts Receivable. Domestic accounts receivable are due principally from automobile dealers that are geographically dispersed. If the creditworthiness or the financial strength of the dealers were to decline, there could be an adverse effect on our operating results and cash flows.

The terms under which we generally sell products and components of the LoJack System to international licensees include cash prepayments, purchased private trade credit insurance or, most commonly, established payment terms. Should geopolitical situations change in the countries where our international licensees operate, there could be additional credit risks.

Accounts receivable related to our Boomerang segment consist of payments due from our automotive dealers and accessory retailers. In the normal course of business, we monitor the financial condition of our customers. Our management does not believe that we have significant exposure to any individual customer. We have established an allowance for doubtful accounts that corresponds to the creditworthiness of our customers, historical trends and economic circumstances. Changes to these estimates are possible and could result in a material effect on our balance sheet and reported results of operations.

Product development. Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. Total product development expenses totaled $4,661,000, $3,534,000, and $2,300,000 for the years ended December 31, 2004, 2003 and 2002, respectively. A portion of our product development efforts has been outsourced to third parties. The contracts with third parties require payments based upon completion of defined milestones. Because the rate of achievement of these defined milestones is unpredictable, product development expenses may vary significantly from period to period. Such variability can have a significant impact on our income from operations and cash flows. Expenses related to milestone achievements, included in the above-mentioned expenses, amounted to $1,260,000, $540,000 and $85,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Valuation of cost investments. Periodically, we have made investments in our international licensees. As of December 31, 2004, investments in international licensees, totaling $3,956,000, included a 12.5% equity interest, with a carrying value of $1,502,000, in our Mexican licensee and a 13.37% equity interest, with a carrying value of $2,454,000, in our French licensee. Our investments in these licensees have resulted in ownership of less than 20% of any one licensee and because we do not exercise significant control over the licensees, we account for these investments using the cost method of accounting. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. The carrying values of these investments are periodically reviewed. Based upon projections of anticipated future cash flows, market conditions, legal factors, market potential, operational performance, and in some cases, independent appraisals, we have concluded that there are no impairments to the fair value of these investments that should be viewed as other-than-temporary. The international licensees in which we have made investments are in the early stages of operations and continue to develop their business models. We may be required to record an impairment charge in a future period if (1) a licensee requires additional capital and is unable to raise sufficient capital to continue operations, (2) a licensee raises sufficient capital, but at a lower stock price than currently valued and/or (3) the operations and future cash flows of the licensee vary significantly from current projections, adversely affecting the viability of the business. We have not recorded any gains or losses on these investments through December 31, 2004. While we believe that our estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in operating in these international markets could materially affect our evaluations and result in impairment charges against the carrying value of these investments. See also note 7 to the consolidated financial statements included herein at Item 8.

Valuation of Long-Lived Assets, Intangibles and Goodwill. As part of the October 2004 acquisition of Boomerang, we recorded certain identifiable assets and goodwill (see notes 1, 2 and 6 to the consolidated financial statements included herein at Item 8.) We will assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually, in the fourth quarter, in the case of goodwill. If it is determined that the carrying value of intangibles, long-lived assets and/or goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment by comparing the carrying value of the asset to its fair value. No such impairment charges have been recorded to date. At December 31, 2004, there was $53,030,000 of intangible assets, of which $44,584,000 represented goodwill. Impairment of intangible assets and goodwill could result in a material, non-cash expense in the consolidated statement of income.

Income Taxes and Deferred Taxes. We file income tax returns in Canada as well as many states and localities within the United States. We must estimate our income tax expense after considering, among other factors, differing tax rates between jurisdictions, allocation factors, tax credits, nondeductible items and changes in enacted tax rates. A 1% change in our 2004 effective income tax rate would have the effect of changing net income by approximately $171,000, or $0.01 per share after tax. Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as “temporary differences.” The tax effect of these temporary differences are recorded as “deferred tax assets” and “deferred tax liabilities” on the consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of income. Deferred tax liabilities typically reflect a current tax deduction for which the related item has not yet been recorded in the consolidated statement of income. The carrying value of deferred tax assets assumes that there will be sufficient future taxable income generated in certain tax jurisdictions, based on estimates and assumptions.

Financial Derivative Instruments and Hedging. We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, or SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended. SFAS No. 133 requirements include the documentation of our hedging strategy and documentation that is required at the time we execute a hedge. In January 2005, we entered into four foreign currency hedge contracts, that mature over each of the four quarters in the period ended December 31, 2005, to hedge a portion of anticipated Canadian dollar denominated sales against currency fluctuations. The contracts have a notional value, totaling CAD$1,500,000, and have maturity dates from March 31, 2005 through December 31, 2005. In January 2005, we also entered into a interest rate cap agreement. The primary objective for our use of interest rate hedges is to reduce the volatility of interest expense relating to our long term debt. See note 8 to the consolidated financial statements included in Item 8 herein.

We will record changes in the fair value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we will reclassify the related gain or loss on the cash flow hedge to income.

The above list is not intended to be a comprehensive list of all of our accounting estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with little need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included herein at Item 8, which contain accounting policies and other disclosures required by generally accepted accounting principles in the United States.

Recent Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment, or SFAS No. 123R. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See “Stock-Based Incentive Compensation” in note 1 to the consolidated financial statements included in Item 8 herein for the pro forma net income and net income per share for the years ending December 31, 2004, 2003 and 2002, presenting results if we had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

In June 2004, the FASB issued Emerging Issues Task Force Issue No. 02-14, or “EITF No. 02-14”, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock. EITF No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF No. 02-14 are effective for reporting periods beginning after September 15, 2004. The adoption of EITF No. 02-14 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2004, the FASB issued EITF Issue No. 03-1, EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which provides new guidance for assessing impairment losses on investments. Additionally, EITF No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004 (see note 7 included in Item 8 herein). We will evaluate the impact of EITF No. 03-1 once final guidance is issued.

RESULTS OF OPERATIONS

Year Ended December 31, 2004 vs. Year Ended December 31, 2003

In October 2004, we acquired Boomerang as described in notes 2 and 6 to the consolidated financial statements included herein at Item 8. The assets, liabilities and stockholders’ equity of Boomerang are included in the consolidated balance sheet as of December 31, 2004 and Boomerang’s results for the two months ended December 31, 2004 are included in the statement of income for the year ended December 31, 2004.

The table below presents the Boomerang results for the two months ended December 31, 2004 and the results for LoJack for the years ended December 31, 2004 and 2003 (in thousands). In our opinion, the analysis of LoJack’s results for 2004, excluding Boomerang’s results for the two month’s ended December 31, 2004, as compared to 2003, provides a meaningful analysis for purposes of Management’s Discussion and Analysis of Financial Condition and Results for Operations.

	Year Ended December 31, 2004 Consolidated	Two Months Ended December 31, 2004 Boomerang Tracking	Year Ended December 31, 2004 LoJack Corporation	Year Ended December 31, 2003 LoJack Corporation
Revenues	$145,691	$3,800	$141,891	$125,808

Cost of goods sold	69,250	1,650	67,600	61,893

Gross margin	76,441	2,150	74,291	63,915

Costs and expenses:
Product development	4,661	184	4,477	3,534
Sales and marketing	32,912	359	32,553	30,929
General and administrative	19,299	955	18,344	14,792
Depreciation and amortization	3,392	419	2,973	2,276

Total	60,264	1,917	58,347	51,531

Operating income	16,177	233	15,944	12,384

Other income (expense):
Interest income	223	17	206	133
Gain on short term investment	860	—	860	—
Interest expense	(208)	(176)	(32)	(84)
Other	—	—	—	51

Total	875	(159)	1,034	100

Income before provision for income taxes	17,052	74	16,978	12,484
Provision for income taxes	6,652	31	6,621	4,869

Net income	$10,400	$43	$10,357	$7,615

Revenues

For the year ended December 31, 2004, domestic segment revenues increased by 11%, or $11,108,000, as compared to the same period a year ago, primarily due to:

•	An increase in revenue of $8,977,000, or 10%, primarily resulting from a 17% increase in the number of LoJack Units sold during the period, partially offset by a decrease in the average revenue per unit sold. The decreased average revenue per unit sold reflects the increasing percentage of units sold through our third party installers and distributors as well as increased discounts and incentives earned by customers during 2004. Units sold through third party installation partners yield lower per unit sales prices because the installation is performed by the third party, not us;

•	An increase of $1,333,000, or 25%, in revenue recognized from the sale of warranty products; and

•	Additional revenue of $1,024,000, or 243%, relating to LoJack Early Warning as the number of installed units continues to grow. Revenue for this product, which we launched nationally in the first quarter of 2003, is initially deferred and then recognized over 5 years, the estimated life of vehicle ownership; offset by;

•	A decrease of $468,000, or 25%, in alarm sales as our emphasis shifted from these products to warranty and LoJack Early Warning products.

For the year ended December 31, 2004, international segment revenues increased by 20%, or $4,975,000, as compared to the same period a year ago primarily due to:

•	An increase in revenues of $5,702,000, or 28%, resulting mainly from additional shipments of LoJack Units to our licensees in South Africa and Brazil, which continue to experience a significant increase in demand developed through their partnerships with insurance companies and other channel partners;

•	Increased royalty revenues of $1,039,000, or 68%, from our licensees in Argentina and France as the pricing structures for these licensees were modified in late 2002 to include recurring payments. The number of units installed in the licensees’ customer base, which positively impacts the royalty calculation, continues to increase. In addition, the increase also includes increased royalty revenues from the United Kingdom, as certain royalty payments relating to previous quarters that were in dispute were collected in the second quarter of 2004 offset by;

•	A decrease of $1,038,000 in license fees resulting primarily from the termination of contracts with certain licensees and certain revenue recognized in 2003 in connection with the resolution of previously existing contingencies under the related licensee agreement; and

•	A decrease of $523,000, or 33%, in component sales to our licensees. Sales of infrastructure to licensees are typically high during their startup; in the first half of 2003, our Spanish licensee made considerable infrastructure purchases.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2004 was 48% of revenues compared to 49% of revenues for the same period a year ago. Domestic cost of goods sold for the year ended December 31, 2004 was 46% of revenues compared to 48% of revenues for the same period a year ago, reflecting continuing initiatives to reduce the overall installed cost of the product, including various distribution and installation programs to more cost effectively sell and install LoJack Units by utilizing third parties. While domestic unit sales increased by 17% in 2004 as compared to the same period a year ago, total installation expense for the same period increased by only 2%. The distribution and installation programs contributed to the average direct installation labor cost per unit to decrease by 13%. We expect that the percentage of business conducted through third party installers and distributors will continue to increase during 2005, and will result in a continued positive impact on reducing cost of goods sold. International cost of goods sold for the year ended December 31, 2004 increased to 55% of revenues, from 52% of revenues for the same period a year ago. This increase is largely due to the additional license fee revenue recorded in 2003 as discussed above which had no related cost of goods sold, a higher proportion of sales to licensees in 2004 to countries that generate greater volume, which typically results in lower margins, as well as a shift for certain licensees to a pricing model that yields lower margins for us on the initial shipment of the product, but yields a recurring stream of royalty revenue in the future.

Product Development

Product development expenses increased by $943,000, or 27%, in 2004 as compared to the same period a year earlier. The increase was mainly attributed to the attainment of previously defined new product development milestones by our third party vendors and other development expenses resulting in an additional $487,000 in 2004. The increase also reflects additional personnel costs of $446,000 in 2004, as we increased our engineering capability to support new products and infrastructure equipment.

We anticipate product development expenses in 2005 to be fairly consistent with the amounts incurred in 2004.

Sales and Marketing

Sales and marketing expenses increased $1,624,000, or 5%, in 2004 as compared to the same period a year earlier primarily due to increased bonus and incentive compensation in 2004 of $1,153,000 as a result of our improved performance over the prior year. In addition, total salary expense increased in 2004 over the prior year by $585,000, or 5%, as compared to the same period in 2003. Sales and marketing expenses are expected to increase in 2005 to support our planned investment in personnel, advertising, and other marketing initiatives relating to the launch of new products and the entering of new domestic markets.

General and Administrative

General and administrative expenses increased by $3,552,000, or 24%, for 2004, as compared to the same period a year earlier primarily due to:

•	Increased compensation and other personnel related expenses of $2,046,000 which included increased incentive compensation in 2004 as a result of improved performance and an increase in administrative personnel costs necessary to support future growth;

•	Increased travel and consulting costs of $545,000 including costs related to obtaining required frequencies to operate the LoJack System, and identifying partners to license our technology and products in new international markets including China and Italy;

•	An increase of $242,000 relating to the outsourcing of certain administrative functions associated with processing certain incentive payments to our dealership network; and

•	Increased accounting and tax fees of $265,000 necessary to support compliance with the Sarbanes-Oxley Act of 2002 and various tax planning initiatives.

Other Income (Expense)

Other income, net, increased by $934,000 in 2004, as compared to the same period a year earlier, primarily due to a gain of $860,000 resulting from the settlement of a foreign exchange contract entered into in August 2004, which matured in October, 2004, to hedge our Canadian dollar commitment to acquire Boomerang. Interest income increased by $73,000 in 2004 as significantly higher cash balances were maintained during the year.

We do not anticipate gains and losses in 2005 related to foreign currency contracts to be as significant as those incurred in 2004, however, in January 2005, we began implementing a hedging strategy, which we anticipate continuing throughout 2005, to hedge a portion of anticipated Canadian dollar denominated sales against currency fluctuations relating to Boomerang.

We anticipate interest expense will increase in future periods due to the $24,984,000 of long-term debt outstanding at December 31, 2004 that was used to partially finance the Boomerang transaction.

Provision for Income Taxes

The provision for income taxes increased by $1,752,000 in 2004, as compared to the same period a year ago. The increase was a result of $4,494,000 in additional related taxable income in 2004, as compared to the same period in 2003. Our effective combined federal and state tax rate was 39% for both periods.

Net Income and Earnings Per Share

As a result of the foregoing, net income increased by $2,742,000 to $10,357,000 in 2004, from $7,615,000 in 2003.

During 2004, we experienced dilution in earnings per share due to increased weighted average diluted shares as compared to the same period a year earlier. The increases in weighted average diluted common shares outstanding reflects (i) new shares issued under the employee stock purchase plan, (ii) the exercise of existing stock options and (iii) a larger number of stock options being included in the dilution calculations because the market price of our common stock increased to a point where the stock options’ exercise prices were less than the average market price of the common stock.

In addition, in connection with our acquisition of Boomerang, 591,266 shares of our common shares and 835,659 exchangeable shares of ExchangeCo were issued in October 2004.

Year Ended December 31, 2003 vs. Year Ended December 31, 2002

Revenues

Revenues for the year ended December 31, 2003 increased by $9,382,000, or 8%, as compared to the same period a year earlier.

For the year ended December 31, 2003, domestic revenue increased by 5%, or $4,455,000, as compared to the same period a year earlier, primarily due to:

•	An increase of $3,260,000, or 3%, in revenue resulting, in part, from a 1% increase in the number of LoJack Units sold during the period and an increase in the average revenue per unit sold reflecting a price increase that was implemented in the fourth quarter of 2002. Also, during the fourth quarter of 2003, we began to recognize revenues relating to LoJack Units sold to third party installers upon shipment while establishing a related return allowance based on historical incidence of returns. Prior to the fourth quarter of 2003, revenue on sales to the third party installers was deferred until the units were sold to the end customer because the related agreements with the installers contained a right of return. This change resulted in the recognition of approximately $1,593,000 of revenue recognized in the fourth quarter of 2003, which would have been deferred. As of December 31, 2002, $860,000 of revenue relating to this business was deferred;

•	An increase of $2,001,000, or 59%, in revenue recognized from the sale of warranty products. We sold contractual extended warranty products and recognized revenues ratably over the term of the contract. We also sold a warranty product for which a third party, and not us, is the primary obligor on the contract at the time of sale. In most jurisdictions, we recognize payments for these contracts, net of related costs, in revenues at the time of sale. There were significantly more jurisdictions in which a third party was the primary obligor during the year ended December 31, 2003 as compared to the same period a year earlier;

•	Additional revenue of $408,000 related to LoJack Early Warning which was launched in the northeastern United States in the fourth quarter of 2002 and nationally in the first quarter of 2003; and

•	A decrease in revenue of $1,214,000 from other automobile security products as emphasis shifted from these products to the aforementioned warranty products and the LoJack Early Warning product.

For the year ended December 31, 2003, international revenue increased by 25%, or $4,927,000, as compared to the same period a year earlier primarily due to:

•	An increase in revenue of $3,597,000, or 22%, resulting from a 24% increase in the number of LoJack Units sold;

•	An increase of $769,000, or 84%, in license fee revenue recognized resulting primarily from $659,000 of revenue recognized in 2003 due to the termination of contracts with certain licensees and the resolution of certain contingencies resulting in accelerated recognition of previously deferred license fee revenue;

•	Increased royalty revenue of $864,000, or 128%, resulting from payments received from our licensees in Argentina and France as the pricing structures to these licensees were modified in late 2002 to include recurring payments; and

•	A reduction of $258,000 in component sales to our international licensees used for infrastructure in connection with their startup; in 2002, our French and Mexican licensees made considerable purchases while in 2003 only our licensee in Spain began operations.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2003 was 49% of revenues compared to 51% of revenues for the same period a year earlier. Domestic cost of goods sold for the year ended December 31, 2003 was 48% of revenues compared to 50% of revenues for the same period a year earlier, reflecting continuing initiatives to reduce the overall installed cost of the product, including various distribution and installation programs to more cost effectively sell and install LoJack Units by utilizing third parties. International cost of goods sold for the year ended December 31, 2003 decreased to 52% of revenues, from 55% of revenues for the same period a year earlier. This decrease was largely due to the additional license fee revenue recorded in 2003 as discussed above which had no related cost of goods sold. This decrease was partially offset by a higher proportion of sales to licensees in 2003 to countries that generate greater volume, which typically results in lower margins, and a shift for certain licensees to a pricing model that yields lower margins to LoJack on the initial shipment of the product, but yields a recurring stream of revenue in the future.

Product Development

Product development expense increased by $1,234,000, or 54%, for the year ended December 31, 2003 as compared to the same period a year earlier. The increase was mainly attributable to:

•	Additional personnel costs and increased office rental expenses of $508,000 as we increased our engineering capability to support new products and infrastructure equipment;

•	Attainment of previously defined milestones by our third party vendor resulting in the expensing of $540,000 in 2003; only $85,000 of similar expenses were incurred in 2002;

•	$180,000 of expenses to establish local manufacturing of our products in Brazil; and

•	Product development costs of $126,000 expensed in 2003 as the project related to these costs was abandoned.

Sales and Marketing

Sales and marketing expenses decreased $4,139,000, or 12%, for the year ended December 31, 2003 as compared to the same period a year earlier, primarily due to:

•	Reduced media and advertising spending of $1,721,000 in 2003, as compared to 2002, as we reduced spending due to the then current downtrend in new vehicle sales;

•	Lower bad debt expenses of $760,000 as payment for certain substantial international receivable balances that were reserved for at December 31, 2002 were either collected or became reasonably assured of collection during 2003; and

•	Reductions in spending of $1,805,000 on test marketing and market research programs in 2003, as compared to 2002. In 2002, we explored the viability of the retail and domestic insurance distribution channels.

General and Administrative

General and administrative expenses increased by $252,000, or 2%, for the year ended December 31, 2003 as compared to the same period a year earlier primarily due to:

•	Increased compensation related expenses of $1,119,000 which included incentive compensation expense as a result of improved performance over the prior year;

•	Increased computer equipment rental expenses of $263,000 and increased travel expenses of $137,000;

•	Reduced legal fees of $321,000 as the fee arrangement with our lead outside counsel was renegotiated and fewer engagements were incurred with our international legal consultants;

•	Lower consulting fees of $243,000 due to the fact that professional fees incurred in the prior year relating primarily to the establishment of international markets and alternative domestic distribution partners which did not recur in 2003; and

•	Reduced office related expenses of $751,000 as we continued to focus on cost control initiatives during 2003.

Other Income (Expense)

Other income, net increased by $165,000 for the year ended December 31, 2003 as compared to the same period a year earlier primarily because of reduced interest expense recorded in connection with capital leases of our installation vehicles.

Provision for Income Taxes

The provision for income taxes increased by $3,699,000 for the year ended December 31, 2003 as compared to the same period a year earlier. The increase was a result of $9,485,000 in additional related taxable income for 2003 as compared to 2002. Our effective federal and state tax rate was 39% for both periods.

Net Income

As a result of the foregoing, net income increased by $5,786,000 to $7,615,000 for the year ended December 31, 2003 from $1,829,000 for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

On October 29, 2004, we acquired Boomerang, a provider of stolen vehicle recovery technology in Canada, for consideration, including approximately $2,267,000 of acquisition and other costs, totaling approximately $56,219,000 consisting of $36,715,000 in cash, 591,266 shares of LoJack common stock valued at approximately $7,143,000 and ExchangeCo shares exchangeable for an additional 835,659 LoJack common shares valued at approximately $10,094,000. A wholly owned Canadian subsidiary of LoJack, ExchangeCo, acquired all the issued and outstanding Class A shares of Boomerang pursuant to a Combination Agreement, dated as of August 16, 2004, between LoJack, ExchangeCo and Boomerang.

The sources of the cash consideration used in the acquisition included $12,055,000 of cash acquired from Boomerang (total cash acquired from Boomerang as of the date of acquisition was $17,601,000) with the remaining $24,660,000 financed with a term loan (the “term loan”) arranged with a new lending partner. In October 2004, we entered into a Multicurrency Credit Agreement, to partially finance the acquisition of Boomerang and to provide access to working capital credit. The Mulitcurrency Credit Agreement is comprised of a $10,000,000 revolving line of credit (the “line of credit”) and the term loan for borrowings of up to $32,000,000.

Advances under the term loan were available in a single Canadian-dollar denominated borrowing on the closing date of the Boomerang acquisition (October 29, 2004), at which time the unused portion of the term loan commitments expired. The borrowings under the term loan used for the Boomerang acquisition totaled CAD$30,100,000 (US dollar equivalent of $24,660,000, as of October 29, 2004). Borrowings under the term loan bear interest at a variable rate, adjustable quarterly, at our option, at either the Canadian base rate or a Euro-currency denominated rate. The Canadian base rate, which is the effective rate at December 31, 2004, is defined as the greater of the Canadian prime rate (4.25% at December 31, 2004) or the Canadian dollar denominated bankers acceptance rate plus 1% (totaling 3.56% at December 31, 2004). The Euro-currency denominated rate is defined as LIBOR, as adjusted for a Euro currency reserve percentage, plus an applicable margin (the “applicable margin”) (totaling 4.06% at December 31, 2004). The applicable margin is a rate per annum between 1.25% and 1.75% depending on certain of our financial ratios and was 1.50% at December 31, 2004. The term loan requires that we make quarterly principal payments, beginning in March 2005, at the rate of CAD$ 1,230,000 per quarter for all of 2005 and CAD$1,537,000 per quarter from March 2006 through October 29, 2009, the termination date when all outstanding balances become due. Interest becomes due on a monthly or quarterly basis, depending on the interest rate method chosen. The term loan allows us to prepay outstanding balances in whole or in part, at any time prior to the October 29, 2009 termination date. In January 2005, we entered into an interest rate cap agreement relating to this term loan. See note 8 to our consolidated financial statements at Item 8 herein.

Borrowings under the $10,000,000 line-of-credit facility must be denominated in U.S. dollars. Borrowings under the line of credit bear interest, at our option, at either the U.S. base rate or at the Euro-currency denominated rate, as defined above. The U.S. base rate is defined as the greater of the U.S. prime rate (5.25% at December 31, 2004) or a defined federal funds rate plus 0.50% (totaling 2.47% at December 31, 2004). Any amounts outstanding under the line of credit may be repaid and then re-borrowed until October 29, 2009, the line of credit termination date when all outstanding balances become due. Interest on the line of credit is due monthly. No borrowings under the line of credit were outstanding at December 31, 2004. We are required to pay a quarterly commitment fee on the unused portion of this line of credit, at a per-annum rate equal to between 0.25% and 0.40% depending on certain of our financial ratios (0.30% as of December 31, 2004).

We incurred total financing fees in the amount of $203,000 relating to the Multicurrency Credit Agreement. These costs are being amortized on a straight-line basis over the life of the loan, which is five years. As of December 31, 2004, we have recorded $4,000 of related amortization expense related to these fees. See notes 7 and 8 to the consolidated financial statements at Item 8 herein.

The Multicurrency Credit Agreement generally contains limitations on certain investments, acquisitions and/or mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including minimum leverage and EBITDA ratios, minimum net worth levels and maximum capital expenditures. The payment of dividends is permitted under the term loan and line-of-credit facility and is limited only to the extent such payments affect our ability to meet certain financial performance measures thereunder. The repurchase of our common stock is prohibited by the term loan and line-of-credit facility. Failure to maintain compliance with covenants could impair the availability of the facility. The Multicurrency Credit Agreement also restricts us from incurring additional indebtedness in excess of $1,000,000, with the exception of the $5,000,000 demand note outlined below. As of December 31, 2004, we were in compliance with all covenants under the Multicurrency Credit Agreement.

In October 2004, we converted our previously existing $10,000,000 line of credit with a second bank, to a $5,000,000 revolving credit note (the “demand note”). Outstanding borrowings under the demand note bear interest, payable monthly, at the bank’s base rate (5.25% at December 31, 2004), or if converted at our option, based upon the LIBOR rate plus 175 basis points (totaling 4.15% at December 31, 2004). A $595,000 irrevocable letter of credit was established for a vendor in January 2004 and a $425,000 irrevocable letter of credit was established for a vendor in January 2005. These letters of credit reduce the available borrowings under this demand facility. As of December 31, 2004 and 2003, no borrowings under the demand note or previous line of credit were outstanding.

We are subject to changes in variable interest rates on our borrowing facilities. A significant increase in our borrowing rate could have a material adverse impact to our liquidity and cash flows. Based on the outstanding borrowings under the term loan at December 31, 2004, a 1% increase in the interest rate would result in an additional $250,000 of annual interest expense. In January 2005, we entered into an interest rate cap agreement to limit a portion of our interest rate risk associated with the term loan. In accordance with the interest rate cap agreement, we are entitled to proceeds equal to the amount by which the Canadian dollar denominated bankers acceptance rate exceeds 4.00% multiplied by the notional amount of the hedge outstanding, as calculated on a pro rata, quarterly basis. As of December 31, 2004, the Canadian dollar denominated bankers acceptance rate was 2.56%. See note 8 to the consolidated financial statements at Item 8 herein.

We generate positive cash flows from our operations and expect this trend to continue in both the short and long-term. Additional uses of cash will be based on rate of return analyses, but may include investments in new technologies, products and/or international licensees or markets, which may require substantial investments of capital. We plan to continue to explore opportunities in international markets, including the potential for strategic partnerships, alliances and/or equity investments. During 2004, we commenced activities to open new markets in Italy and China. We expect to begin operations in Italy in 2005 and in China in late 2005 or early 2006. These strategies may require substantial investment in 2005 and beyond.

We intend to continue to develop new technologies and may introduce new products that leverage our brand recognition and reputation for vehicle recovery. We expect to continue our level of investment in product development in 2005 similar to the levels invested in 2004.

The Company plans to fund its operations, including capital expenditures, using existing cash, cash flows from operations and, if needed, the existing line-of-credit and demand facilities discussed above. We expect capital expenditures in 2005 to be as much as $5 million. If we pursue significant opportunities in international markets, we may be required to find additional sources of capital. We believe the sources available to us will be adequate for our present and anticipated needs.

We finance our capital and operating needs primarily through cash flows from operations. This liquidity is contingent on continued customer demand for our products and services, and continuing our existing relationships with insurance companies, international licensees and certain law enforcement agencies. We expect to continue these relationships. We believe that we will be able to keep pace with required technological changes in our products and expect that our sales and marketing initiatives will continue to drive customer demand.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (In thousands):

	Year Ended December 31,
	2004	2003
Cash provided by (used for):
Operating activities	$11,469	$8,820
Investing activities	(29,731)	(5,063)
Financing activities	29,078	(378)
Effect of exchange rate changes on cash	300	—

Increase in cash and equivalents	$11,116	$3,379

Cash provided by operating activities increased by $2,649,000 during the year ended December 31, 2004, compared to the same period in 2003. The increase was due to an increase in net income of $2,785,000, a net increase in cash generated by deferred revenue of $3,311,000 primarily related to increased LoJack Early Warning and warranty sales, offset by a net decrease in other assets and liabilities of $3,447,000.

Cash used in investing activities increased by $24,668,000 during the year ended December 31, 2004, compared to the same period in 2003, primarily due to $21,381,000, net of cash acquired, used to acquire Boomerang in October 2004 and $5,460,000 used to invest in investment-grade commercial paper, corporate bonds and U.S. Government and agency securities. These increases were partially offset by decreased capital expenditures for LoJack System infrastructure components, mainly Vehicle Tracking Units and the absence in 2004 of additional investments in our foreign licensees as had occurred in 2003.

Cash provided by financing activities increased by $29,456,000 during the year ended December 31, 2004, compared to the same period in 2003, primarily reflecting additional proceeds of (i) $24,660,000 from a 5-year term loan used to partially fund the acquisition of Boomerang, (ii) $4,180,000 from the exercise of stock options, (iii) $249,000 from the issuance of shares under our employee stock purchase plan, and (iv) lower capital lease payments of $570,000 because, beginning in January 2003, we began to enter into operating leases for new vehicles used by installation personnel.

As of December 31, 2004, we had working capital of $30,560,000. We believe that we have sufficient capital resources to meet our anticipated capital and operating requirements for at least the next twelve months using cash, cash flows from operations and, if necessary, drawing upon the our line-of-credit and demand facilities.

Currently, we do not enter into financial instrument transactions for trading or speculative purposes. We do not intend to establish any special purpose entities.

CONTRACTUAL OBLIGATIONS

We have substantial fixed contractual obligations under various capital and operating lease agreements relating to our office locations, computer and office equipment, vehicles and tower infrastructure locations. Other substantial contractual obligations include long-term debt, severance arrangements, non-cancelable inventory purchase commitments and engineering agreements if project milestones are met. We believe the attainment of the project milestones over the next 3 to 6 months is reasonably possible and estimable and, as such, these estimated milestones have been included in the table below. Contractual obligations and commercial commitments existing at December 31, 2004 were as follows (in thousands):

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Long term debt obligations	$24,984	$4,084	$10,208	$10,692	$—
Capital lease obligations including interest	159	159	—	—	—
Operating lease obligations	9,318	4,215	4,613	490	—
Purchase obligations	8,262	8,262	—	—	—
Severance arrangements	267	226	41	—	—

Total	$42,990	$16,946	$14,862	$11,182	$—

OFF BALANCE SHEET ARRANGEMENTS

We have no material off balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

The Private Securities Litigation Reform Act of 1995 and federal securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information we provide or statements made by our employees may contain “forward-looking” information, which involves risk and uncertainty. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the our markets and customers, our objectives and plans for future operations and products and our expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Risk factors that may cause such differences include, but are not limited to:

Any negative impact on the sales, licensing and marketing efforts of our principal product would adversely affect our business and results of operations.

Our business depends primarily on the sale, licensing and market acceptance of a principal product, our LoJack Stolen Vehicle Recovery System, or LoJack System, and related products and services in the United States and 25 foreign countries and the Boomerang Stolen Vehicle Recovery System in Canada. Because our revenues are dependent on the success of the principal products, any factor affecting its marketability could have a material adverse affect on our business and results of operations. Factors that could harm the successful sale and licensing of the product include all of the factors discussed under “ Factors That May Affect Future Performance” including, among others:

•	If automobile dealers with whom we have relationships stop selling our product in connection with their vehicle sales;

•	If law enforcement agencies who currently utilize our LoJack System in the United States do not renew our service contracts;

•	If our foreign licensees are unable to establish a market for our products in their jurisdictions;

•	If we are unable to develop enhancements to our products as required by market demand;

•	If we are unable to protect our proprietary rights; or

•	If one or more of our competitors introduces a product or system that makes our products obsolete or ineffective.

Failure to procure and maintain contracts with local law enforcement agencies would materially adversely affect the marketability of our LoJack System which would inhibit sales in the United States and harm our business.

The LoJack System is designed to be integrated into existing law enforcement computer systems and telecommunication systems and procedures. A LoJack Unit, our tracking devices installed in purchasers’ vehicles, will not be effective if the automobile in which it is installed is located in a jurisdiction where our LoJack System is not operational because we have not procured an agreement with local law enforcement agencies. We have agreements covering 23 domestic jurisdictions to varying degrees. These agreements are generally for terms of up to five years. Renewal or extension of any of these agreements may be subject to competitive bidding. We cannot guarantee that we will be able to renew or extend our existing agreements with local law enforcement agencies or obtain agreements in new target jurisdictions in the future. If we are unable to procure and maintain contracts with local law enforcement agencies in our target markets, our financial results will be materially and adversely affected.

Our growth depends in part on the development, production and market acceptance of new products which we cannot assure you will happen successfully.

To maintain competitiveness in our industry we must support and enhance our existing products and develop new products in response to market demands. Product development involves a high degree of risk and uncertainty due to unforeseen difficulties and costs. We may not be successful in developing, marketing and releasing new products that we believe are necessary to respond to technological developments, evolving industry standards or changing customer requirements. In addition, our new product enhancements may not adequately meet the requirements of the marketplace and may not achieve the broad market acceptance necessary to generate significant revenues. If the release date of any future products or enhancements are delayed, or if these products or enhancements fail to achieve market acceptance when released, our revenues may decrease, we may not be able to recover our costs and our competitive position may be harmed.

If our competitors develop products, systems or technologies that make our products obsolete or less competitive, our business would be harmed.

In recent years the number of companies developing and marketing wireless communications products that have security applications used directly in vehicles has expanded considerably. We compete with other makers of stolen vehicle recovery devices. We believe we also face competition from makers of vehicle security devices, such as alarms, because they compete with us for consumer funds in the automobile security products after-market.

Several competitors or potential competitors are marketing, or have announced the development of, competitive vehicle recovery systems and products aimed at our target market. In addition, we believe that new market entrants may attempt to develop a system of theft detection or recovery that may be directly competitive with our products. Some of our existing or potential competitors have greater financial, technical, marketing, service and support resources than we have and, as a result, are able to devote greater resources to the development, promotion, sale and support of their systems and products than we are able to devote to our systems and products. If these or other competitors were to:

•	Develop stolen vehicle recovery and tracking products comparable with our LoJack or Boomerang Systems;

•	Market a system capable of being operated or actively monitored by law enforcement agencies; or

•	Develop new and improved products or technologies that render our products or proposed products obsolete or less competitive;

competitive pressures could cause us to lose market share and require us to reduce our prices and profit margins. This could cause a decline in our revenues and adversely affect our operating results. We cannot assure you that we will be able to compete successfully against existing companies or new entrants to the marketplace.

Economic downturns could reduce the level of consumer spending within the automobile industry, which could adversely affect demand for our products and services.

Consumer spending in the automobile industry is often discretionary and may decline during economic downturns, when consumers have less disposable income. Approximately 90% of our domestic sales for the year ended December 31, 2004 were made through a distribution network consisting of dealers that offer our LoJack System as an option on both their new and used automobiles. Our primary focus for domestic growth involves increasing our sales through existing automobile dealer channels and markets. Consequently, any change in general economic conditions resulting in a significant decrease in dealer automobile sales could adversely impact our future revenues and earnings.

Operations of our Boomerang segment are currently heavily dependent on Boomerang’s alliance with wireless carriers and insurance companies.

Wireless carriers are an integral facet of our Boomerang System. The continued availability and maintenance of the wireless telecommunications networks that we use is essential for operating the tracking system. In particular, we closely monitor the evolution, availability and continued maintenance of the analog network we currently use and are evaluating the future use of digital networks in Canada.

In addition, many insurance companies are strong supporters and advocates of the Boomerang System. The continued existence of these strategic alliances is important for the ongoing development of new and existing markets.

We are subject to government regulations and approvals which may limit the number of our potential customers or result in costs and delays that could impede our ability to competitively offer our services and products in the market.

We must obtain the approval of law enforcement agencies, as well as other governmental agencies, for implementation of our LoJack System in any domestic jurisdiction. The approval process may be time consuming and costly and, in some jurisdictions, governmental approvals we obtain may be terminable by the executive or legislative body. Moreover, our LoJack System is operated by law enforcement agencies utilizing a frequency assigned by the Federal Communications Commission for that purpose. The operation of our LoJack System depends on the continued availability of the frequency which we cannot guarantee. The licensees of our LoJack System operate in international markets and will likely encounter similar or additional regulatory requirements and uncertainties under local laws. As we continue our expansion into international markets through our licensees we will face additional and varied local governmental regulations and approvals with which we must comply. Governmental regulations and approvals may limit the number of potential customers for our services or impede our ability to offer competitive services to our U.S. and Canadian markets and, through our foreign licensees, to our international markets, either of which would have a negative impact on our results of operations.

Economic, political and other risks associated with the operations of our international licensees could adversely affect our revenues and earnings.

Our licensed stolen vehicle recovery technology and rights are presently operational in 25 international countries and territories through license arrangements with our foreign licensees. We carry investments in several of, and hold sizeable receivables from, these licensees. Our international dealings in the future may be in the form of continuing to license our proprietary technology in additional international markets or in the form of equity investments in our foreign licensees. Approximately 21% of our consolidated revenues for the year ended December 31, 2004 were derived from product and component sales of our LoJack System to, and licensing and royalty revenues from, our international licensees.

The current forecast for our revenue and profit growth is partially contingent on the continuation of our license agreements with our licensees and the success of their operations. Changes to our licensees’ existing management teams, or failure of our licensees to meet their working capital needs or execute fully on their existing business plans, could negatively impact the carrying value of our investments, collectibility of our receivables and our target revenue and profits from our international segment. Moreover, our licensees’ operations expose us to risks inherent in doing business outside of the United States that our domestic competitors are not exposed to, including:

•	Potentially weak protection of intellectual property rights;

•	Economic and political instability;

•	Import or export licensing requirements;

•	Trade or currency restrictions;

•	Difficulties in collecting accounts receivable;

•	Longer payment cycles;

•	Unexpected changes in regulatory requirements and tariffs;

•	Seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe;

•	Fluctuations in exchange rates; and

•	Potentially adverse tax consequences.

Any of these factors could harm the operations of our licensees and, consequently, our business and operating results. Specifically, our licensees’ failure to effectively manage their growth could increase our anticipated operating costs, diminish or destroy the value of our equity investments in our licensees or delay or preclude altogether our ability to generate revenues in key international markets.

Our failure to successfully integrate businesses that we acquire could disrupt our business and negatively impact our future financial condition and operating results.

The success of any acquisition depends in part on our ability to integrate the acquired company’s operations, personnel, technologies and products. In October 2004, we acquired Boomerang. In the future, we may continue to make strategic acquisitions of complementary companies, products or technologies. The integration of Boomerang, and any companies we might acquire in the future, could disrupt our business, divert our management’s attention from our core business objectives and may involve unforeseen difficulties and costs. Any of these risks could negatively impact our ability to fully realize the expected benefits of our acquisitions. We may not be able to successfully integrate any business, technology or personnel that we have acquired or that we might acquire in the future in a timely manner, or at all, and this could harm our financial condition and operating results.

We may need additional financing in the future, which could be difficult to obtain on acceptable terms or at all. It could also dilute your holdings in us.

We may require additional financing in order to make acquisitions or future investments in new technologies, products and/or international licensees or markets, or to provide needed additional working capital. We primarily finance our capital and operating needs through cash flows from operations; however, in the future we may decide to raise additional funds through public or private debt or equity financings to fund our activities. If we issue additional equity securities, your holdings in us will be diluted and the new equity securities may have rights, preferences or privileges senior to those of our common stock. In addition, if we raise funds through debt financings, we will have to pay interest and may be subject to restrictive and other covenants, which could negatively impact our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to make strategic investments, develop or enhance our products, take advantage of acquisition and other opportunities, or otherwise respond to competitive challenges or unanticipated industry changes, any of which could have a material adverse effect on our business.

If we fail to protect and enforce our intellectual property rights, our competitiveness could be impeded and our business and operating results could be harmed.

Our primary business strategy is to develop and market our products and technology successfully. The long-term success of this strategy depends in part upon us acquiring, maintaining and protecting proprietary rights to these products and technologies. Although we seek to protect our intellectual property rights through a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements, we cannot assure you that we will be able to protect our technology from misappropriation or infringement. Our competitors could successfully obtain exclusive intellectual property rights to technologies which they develop that are substantially equivalent or superior to our technology, which would likely hurt our market position. Moreover, we cannot assure you that any of our existing intellectual property rights will not be invalidated, circumvented, challenged or rendered unenforceable. In addition, the laws of some countries in which we offer or plan to offer our products through our foreign licensees may not protect our intellectual property rights to the same extent as the laws of the United States and/or Canada, increasing the possibility of piracy of our technology and products.

It may be necessary to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation can be time consuming, distracting to management, expensive and difficult to predict. Our failure to protect or enforce our intellectual property rights could have an adverse effect on our business and results of operations.

If a court determines that our technology infringes on third parties’ intellectual property, we will likely face significant costs and we may lose our rights to the technology, which would harm our business.

We may be subject to infringement claims as the number of products and competitors in our industry grows. It is possible that we will inadvertently violate the intellectual property rights of other parties, and those third parties may choose to assert infringement claims against us. If we are unsuccessful in any litigation based on a claim of infringement, in addition to exposure to substantial damages, we could be required to expend considerable resources to modify our products, to develop non-infringing technology or to obtain licenses to permit our continued use of the technology that is the subject matter of the litigation. If we are unsuccessful at these endeavors we may be enjoined from using the technology subject to the infringement claim which, depending on its importance to our product line and business, could cause us to incur substantial liabilities and could adversely affect our profits, perhaps significantly. In addition, any future litigation to defend ourselves against allegations that we have infringed the rights of others could result in substantial costs to us, impede the development and sale of the affected product or intellectual property and divert the efforts of our technical and management personnel, even if we ultimately prevail.

We depend on a limited number of third parties to manufacture and supply infrastructure components for our principal product. If our suppliers cannot provide the components or services we require, our ability to market and sell our products could be harmed.

Currently we rely on a single supplier to manufacture our LoJack Units, a critical component of our LoJack System. If our supplier fails to supply these components in a timely manner that meet our quantity, quality or cost requirements, or technical specifications, we cannot be assured that we will be able to access alternative sources of these components within a reasonable period of time or at commercially reasonable rates. A reduction or interruption in supply of the LoJack Units that we purchase from our suppliers, or a significant increase in the price of these units, could have a material adverse effect on our marketing and sales initiatives regarding our LoJack System, which would hurt our business objectives and financial results. In addition to our existing supplier, we are currently working with Plextek Limited, communications technology consultants, to develop a “next generation” LoJack Unit and we received our first shipments of the product in the first quarter of 2005. We expect to work with multiple companies to supply the LoJack Unit in order to mitigate the risks discussed above. However, we cannot assure you that we will be able to negotiate agreements with multiple suppliers on acceptable terms in the future.

Failure to create and maintain strategic relationships with qualified and effective third party installers could have a material adverse affect on our business.

We have established strategic relationships with a number of organizations that we believe are critical to the cost effective distribution of our products. In 2002, we began to use automobile dealers and distributors to install LoJack Units as part of various programs intended to improve the cost effectiveness and efficiencies in selling and installing LoJack Units. Our use of third party installers has continued to increase since then and we expect it to increase further in the future. Failure to continue existing relationships and form new relationships with third party installers would hurt our profits and revenue growth. There is no guarantee that we will maintain these relationships or form new strategic relationships in the future. In addition, although we monitor the quality of third party installations of our products through our quality control processes, we cannot assure you that services offered by third parties will meet our standards. If we are unable to adequately address any performance issues by our third party installers we could lose sale opportunities which could harm our reputation and reduce our profits.

We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have limited exposure to market risk due to the nature of our financial instruments. Our financial instruments at December 31, 2004 consisted of cash and equivalents, short-term investments, accounts receivable, accounts payable, customer deposits, accrued liabilities, capital lease obligations, long-term debt and credit facilities. The fair value of these financial instruments as of December 31, 2004, approximated their carrying values. Our short-term investments are in the form of investment-grade commercial paper, corporate bonds and U.S. Government and agency securities that are carried at fair value in the financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Our primary market risk exposures relate to interest rate risk and foreign currency exchange rate risk.

Interest rate exposure relates primarily to the effect of interest rate changes on amounts outstanding under our term loan for which there was CAD$30,100,000 (equivalent to U.S. $24,984,000) of borrowings outstanding as of December 31, 2004 and our variable rate line-of-credit and demand facilities. Based on the outstanding borrowings under the term loan at December 31, 2004, a 1% increase in the interest rate would result in an additional $250,000 of annual interest expense. In January 2005, we entered into an interest rate cap agreement to limit a portion of our interest rate risk associated with the term loan. In accordance with the interest rate cap agreement, we are entitled to proceeds equal to the amount by which the Canadian dollar denominated bankers acceptance rate exceeds 4% multiplied by the notional amount of the hedge outstanding, as calculated on a pro rata, quarterly basis. As of December 31, 2004, the Canadian dollar denominated bankers acceptance rate was 2.56%. See note 8 of the consolidated financial statements in Item 8 included herein. There was no related interest rate exposure under our line-of-credit and demand facilities, as there were no borrowings outstanding at any time during 2004.

Historically, we have had minimal foreign currency exposure as most transactions with customers and vendors are denominated in U.S. dollars. In November 2002, we entered into an agreement to convert $1,033,000 of a $1,749,000 note receivable from our Argentine licensee to be denominated in Argentine pesos. As of December 31, 2004, $757,000 was outstanding under this note. As a reserve for 100% of this note has been established, there is no foreign currency exposure reflected in the financial statements. In December 2002, we established a Brazilian subsidiary, LoJack do Brasil, and purchase and sale transactions denominated in Brazil’s currency (real) began in May 2003. As of December 31, 2004, there were approximately $5,520,000 of U.S. dollar denominated intercompany long-term loans outstanding to LoJack do Brasil. During the year ended December 31, 2004, transactions denominated in Brazilian reals occurred. If we encounter material foreign currency exposure with this foreign subsidiary in the future, we may elect to manage the related exposure by utilizing a hedging strategy.

In October 2004, we completed our acquisition of Boomerang, a Canadian company with its functional currency of Canadian dollars. We expect to manage foreign exchange exposures that cause both earnings and cash volatility by utilizing a hedging strategy. In January 2005, we entered into four foreign currency hedge contracts, that mature over each of the next four quarters, to hedge a portion of anticipated Canadian dollar denominated sales against currency fluctuations. The contracts, with notional value totaling CAD$1,500,000, have maturity dates from March 31, 2005 through December 31, 2005.

We will record changes in the fair value of the cash flow hedge in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we will reclassify the related gain or loss on the cash flow hedge to income.

Currently, we do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off balance sheet financing transactions.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the related report of our independent auditors thereon are included in this report at the pages indicated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LoJack Corporation

Westwood, Massachusetts

We have audited the accompanying consolidated balance sheets of LoJack Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LoJack Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 14, 2005

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS

CURRENT ASSETS:
Cash and equivalents	$15,862	$4,746
Short-term investments at fair value	5,575	—
Accounts receivable - Net	29,687	23,216
Inventories	12,613	10,038
Prepaid expenses and other	3,212	1,520
Deferred income taxes	3,784	2,805

Total current assets	70,733	42,325

PROPERTY AND EQUIPMENT - NET	15,600	14,482

DEFERRED INCOME TAXES	5,873	3,467
INTANGIBLE ASSETS - NET	8,446	147
GOODWILL	44,584	—
OTHER ASSETS - NET	4,286	4,153

TOTAL	$149,522	$64,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt and capital lease obligations	$4,241	$875
Accounts payable	9,189	8,999
Accrued and other liabilities	5,282	2,492
Current portion of deferred revenue	15,856	4,856
Deferred income taxes	110	—
Accrued compensation	5,495	3,531

Total current liabilities	40,173	20,753

LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS	20,900	174

DEFERRED REVENUE	21,343	14,187

DEFERRED INCOME TAXES	3,115	—

ACCRUED COMPENSATION	41	272

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 11)	—	—

TOTAL LIABILITIES	85,572	35,386

STOCKHOLDERS’ EQUITY:
Preferred stock - $.01 par value; authorized, 10,000,000 shares; none issued or outstanding	—	—
Common stock - $.01 par value; authorized, 35,000,000 shares; issued and outstanding, 17,223,917 at December 31, 2004 and 14,975,236 at December 31, 2003.	164	150
Additional paid-in capital	24,514	722
Unearned compensation	(367)	—
Accumulated other comprehensive income	923	—
Retained earnings	38,716	28,316

Total stockholders’ equity	63,950	29,188

TOTAL	$149,522	$64,574

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues	$145,691	$125,808	$116,426

Cost of goods sold	69,250	61,893	59,162

Gross margin	76,441	63,915	57,264

Costs and expenses:
Product development	4,661	3,534	2,300
Sales and marketing	32,912	30,929	35,068
General and administrative	19,299	14,792	14,540
Depreciation and amortization	3,392	2,276	2,292

Total	60,264	51,531	54,200

Operating income	16,177	12,384	3,064

Other income (expense):
Interest income	223	133	148
Gain on short term investment	860	—	—
Interest expense	(208)	(84)	(213)
Other	—	51	—

Total	875	100	(65)

Income before provision for income taxes	17,052	12,484	2,999
Provision for income taxes	6,652	4,869	1,170

Net income	$10,400	$7,615	$1,829

Earnings per share:
Basic	$0.67	$0.51	$0.12

Diluted	$0.64	$0.51	$0.12

Weighted average shares:
Basic	15,605,155	14,913,199	14,692,225

Diluted	16,281,720	15,054,986	14,726,131

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(in thousands, except share amounts)

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2002	22,700,281	$227	7,995,840	$(75,203)	$61,530	$—	$—	$33,123		$19,677
Net Income								1,829		1,829
Exercise of stock options	631,900	6			1,261					1,267
Issuance of shares under employee stock purchase plan	71,494	1			257					258
Repurchase of common stock			667,194	(3,499)						(3,499)
Tax benefit of employee stock option exercises					836					836

Balance, December 31, 2002	23,403,675	234	8,663,034	(78,702)	63,884	—	—	34,952		20,368
Net income								7,615		7,615
Exercise of stock options	84,468	1			499					500
Issuance of shares under employee stock purchase plan	150,127	2			582					584
Capitalization of retained earnings					14,251			(14,251)		—
Retirement of treasury shares	(8,663,034)	(87)	(8,663,034)	78,702	(78,615)					—
Tax benefit of employee stock option exercises					121					121

Balance, December 31, 2003	14,975,236	150	—	—	722	—	—	28,316		29,188
Comprehensive income:
Net income								10,400	10,400	10,400
Unrealized losses on marketable securities, net of taxes							(8)		(8)	(8)
Foreign currency translation							931		931	931

Total comprehensive income									$11,323

Exercise of stock options	637,579	6			4,674					4,680
Issuance of shares under employee stock purchase plan	121,427	1			832					833
Issuance of LoJack Corp common shares for acquisition	591,266	6			7,137					7,143
Issuance of ExchangeCo common shares for acquisition	835,659				10,094					10,094
Unearned compensation	62,750	1			507	(508)				—
Compensation expense associated with restricted stock						141				141
Tax benefit of employee stock option exercises					548					548

Balance, December 31, 2004	17,223,917	$164	—	$—	$24,514	$(367)	$923	$38,716		$63,950

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,400	$7,615	$1,829

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred revenue recognized	(9,283)	(6,050)	(6,980)
Deferred revenue additions	15,428	8,884	9,443
Stock-based compensation	141	—	—
Depreciation and amortization	4,923	4,354	4,330
Allowance for doubtful accounts	334	209	889
Deferred income taxes	(3,643)	(1,028)	(1,097)
Gain on disposal of fixed assets	(325)	—	—
Tax benefit related to stock option plan	548	121	836
Increase (decrease) in cash from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(5,501)	(4,579)	(4,180)
Inventories	(653)	(2,073)	(2,100)
Prepaid expenses and other	(813)	1,655	(2,788)
Prepaid income taxes	—	219	(78)
Other assets	74	114	(68)
Accounts payable	(2,774)	(1,951)	4,261
Advance to licensee and related costs	—	—	(1,156)
Accrued and other liabilities	2,613	1,330	(596)

Net cash provided by operating activities	11,469	8,820	2,545

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	(3,366)	(4,306)	(3,096)
Business acquisitions, net of cash acquired	(21,381)	—	—
Purchase of marketable securities	(5,460)	—	—
Proceeds from sale of fixed assets	476	—	—
Investment in foreign licensee	—	(757)	—

Net cash used for investing activities	(29,731)	(5,063)	(3,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	4,680	500	1,267
Issuance of shares under employee stock purchase plan	833	584	258
Repayment of capital lease obligations	(892)	(1,462)	(1,997)
Repurchase of common stock	—	—	(3,499)
Proceeds from debt	24,660	—	—
Payment for debt issuance costs	(203)	—	—

Net cash provided by (used for) financing activities	29,078	(378)	(3,971)

Effect of exchange rate changes on cash and equivalents	300	—	—

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	11,116	3,379	(4,522)

BEGINNING CASH AND EQUIVALENTS	4,746	1,367	5,889

ENDING CASH AND EQUIVALENTS	$15,862	$4,746	$1,367

Supplemental cash flow information:
Income taxes paid	$7,673	$5,025	$954
Interest paid	$208	$84	$213

Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock issued in purchase acquisition	$17,237	$—	$—
Investment in foreign licensee	$—	$1,808	$—
Fair value of restricted stock issued	$508	$—	$—
Acquisition of property and equipment under capital leases	$—	$—	$1,627

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company – LoJack Corporation and subsidiaries, or “LoJack”, “we”, “our”, or “the Company”, is a global provider of technology products and services for the tracking and recovery of stolen mobile assets. Our proprietary technology, wireless network and integration with law enforcement agencies provide a means for the tracking and recovery of stolen vehicles and construction equipment. Our headquarters are located in Westwood, Massachusetts and we have operations in 22 states and the District of Columbia in the United States and 25 international markets.

In October 2004, we acquired Boomerang Tracking Inc., or Boomerang, a marketer and provider of stolen vehicle recovery technology in Canada. Boomerang focuses its sales and marketing efforts in the provinces of Quebec and Ontario.

Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include the accounts of LoJack and its wholly owned subsidiaries. The activities of Boomerang are reflected in our results of operations since the acquisition date of October 29, 2004. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates – The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Deferred Revenue - We recognize revenue principally on five types of transactions – sales of products, royalty fees, license fees, extended warranty sales, and subscriber fees for service contracts. In accordance with the guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, or SAB No. 104, Revenue Recognition, revenue is recognized when all of the following are met: (i) persuasive evidence of an arrangement exists, (ii) title and risk of loss have passed, (iii) delivery has occurred or the services have been rendered, (iv) the sales price is fixed or determinable and (v) collection is reasonably assured.

We generally recognize revenue on product sales upon installation. Revenues relating to sales to our third party sales and installation partners are recognized upon shipment, prior to the installation of the related products in the consumer’s vehicle. During the fourth quarter of 2003, we began to recognize revenues relating to shipments to our third party installers upon shipment while establishing a related return allowance based on historical incidence of returns.

Revenues relating to the sale of the LoJack Early Warning™ Recovery System, or LoJack Early Warning, are recognized over a period of the estimated life of vehicle ownership, which we estimate to be approximately five years. Revenues from the sales of products and components of the LoJack System to international licensees are recognized upon shipment to the licensee or, if later, when payment becomes reasonably assured.

We recognize license fees in revenue over the term of the license (typically ten years) and we recognize royalty revenues when earned or when payment is reasonably assured, whichever is later.

Revenues relating to the sale of service contracts are recognized over the life of the contract. The purchase of an initial service contract is a requirement at the time the consumer purchases a Boomerang Unit. In accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, we assign amounts to each component based on that component’s objectively determined fair value. The term of service contracts offered ranges from 12 to 36 months and are payable in full upon activation of the related unit or renewal of a previous service contract.

We offer several types of contractual extended warranties. For those warranties to which an independent third party insurer, and not us, is the primary obligor, we recognize payments for these contracts, net of related costs, in revenues at the time of sale.

For those warranty products to which we are the primary obligor, revenues are deferred and recognized over the term of the warranties, determined to be equivalent to the estimated life of vehicle ownership, which we estimate to be five years. Revenues from extended warranties to be amortized beyond one year are classified as long-term deferred revenue. Incremental costs directly related to the provision of such warranties are deferred and charged to expense proportionately as the revenues are recognized.

Advertising Expenses – Advertising costs, which include the placement of ads with media, third party media consulting firm fees, trade shows and promotional literature, are expensed as incurred and are classified under sales and marketing expense. Advertising expenses for the periods ended December 31, 2004, 2003 and 2002, were $9,906,000, $9,610,000, and $13,478,000, respectively.

Warranty Costs – We provide a provision for the estimated costs associated with fulfilling our warranty related obligations. The estimated provision for accrued warranty costs is included in the balance sheet within accrued and other liabilities. Warranty coverage is provided on both our LoJack Units and Boomerang Units. We warrant to consumers that LoJack Units will be free from defects in material or workmanship for a period of two years from the date of installation and Boomerang Units will be free from defects in material or workmanship for a period of five years from the date of installation. We also warrant to purchasers of the LoJack Unit that if a LoJack Unit equipped vehicle is stolen in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time that the theft is reported to the police, we will pay the consumer an amount equal to the full purchase price of the LoJack Unit up to a maximum of $695 (up to $995 if the consumer has purchased LoJack Early Warning). We warrant to purchasers of Boomerang Units that if the Boomerang equipped vehicle is stolen and not recovered, we will pay the consumer an amount equal to the full purchase price of the unit up to a maximum of CAD$1,000 for the Boomerang Unit and CAD$2,000 for the Boomerang2 Unit.

A rollforward of the activity within warranty costs for the years ended December 31, 2004, 2003 and 2002, respectively, was as follows (in thousands):

	December 31,
	2004	2003	2002
Balance at beginning of year	$491	$425	$430
Balance acquired from Boomerang at fair value	395	—	—
Additions charged to cost and expense	206	174	128
Deductions	(247)	(108)	(133)

Balance at end of year	$845	$491	$425

Cash and Equivalents – Cash and equivalents include short-term, highly liquid investments purchased with remaining maturities, at the time of purchase, of three months or less. Cash equivalents, including U.S. government and U.S. government agency issues are carried at fair market value. We periodically maintain bank balances which exceed the federally insured total of $100,000. We routinely assess the financial strength of our depository banks and, as of December 31, 2004, believe we had no significant exposure to credit risks.

Short-term Investments – Short-term investments are comprised of marketable securities. We account for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We determine the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase. At December 31, 2004, all of our investments in marketable securities were classified as available-for-sale, and as a result, were reported on the balance sheet at fair market value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in stockholders’ equity until disposition of the security. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to, or deduction from, the coupon interest earned on the investments. We follow the specific identification method in determining the cost basis in computing realized gains and losses on the sale of available-for-sale securities. Realized gains and losses on available-for-sale securities are included in other income (expense). As of December 31, 2004, our marketable securities have remaining maturities that range from two to eleven months.

Fair Value of Financial Instruments – Our financial instruments consist of cash and equivalents, short-term investments, accounts receivable, accounts payable, customer deposits, accrued liabilities, long term debt and capital lease obligations and foreign currency exchange agreements. The fair value of these financial instruments approximates their carrying value. The fair values of marketable securities are estimated based on quoted market prices for these securities. We believe that the carrying value of the Canadian denominated term loan approximates its fair value as the variable interest rate per the loan agreement approximates prevailing market interest rates. Additionally, the interest rate adjusts quarterly.

Accounts Receivable – We provide an allowance against doubtful accounts based on an assessment of collectibility of all outstanding receivables. We make this assessment by evaluating the creditworthiness of our customers, historical trends and economic circumstances. A rollforward of the activity of the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	December 31,
	2004	2003	2002
Balance at beginning of year	$961	$1,258	$1,551
Additions charged to cost and expense	334	209	889
Transfers and deductions (1)	(274)	(506)	(1,182	)(2)

Balance at end of year	$1,021	$961	$1,258

(1)	Deductions represent net accounts written off unless otherwise noted.
(2)	Total includes the transfer of $1,073,000 from the allowance for doubtful accounts relating to a receivable balance from our Argentine licensee, which was converted to a note receivable during 2002. In addition, we reclassified $676,000 from deferred liabilities for the same receivable, resulting in a full reserve of the note receivable of $1,749,000 at December 31, 2002.

Domestic accounts receivable are due principally from automobile dealers that are geographically dispersed. Accounts receivable related to our Boomerang segment consist of payments due from our dealer channel and corporate accounts. International accounts receivable are principally due from international licensees. When possible, payment for our products from international licensees is assured through the purchase of private trade credit insurance.

Inventories – Inventories are stated at the lower of cost (first-in, first-out method) or market value.

Property and Equipment – Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements are capitalized. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets as detailed below:

Useful Life (years)
System components	7
Vehicle tracking units	7
Office equipment, computer equipment and software	3-5
Software developed for internal use	3-5
Furniture and fixtures	5
Leasehold improvements	shorter of 5 years or lease term
Vehicles	3

Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the balance sheet and the related gains or losses are reflected in the statement of income.

Investments – We have made investments in some of our international licensees. These investments to date have resulted in ownership of less than 20% of any one licensee. These investments are accounted for using the cost method of accounting. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other- than-temporary declines in fair value, distributions of earnings, additional investments made and other ownership changes. We have not recorded any gains or losses on these investments through December 31, 2004.

Goodwill and Other Intangible Assets – Our intangible assets consist of (i) amortizing intangibles, including purchased technologies, customer relationships, patents, trademarks and trade names, and (ii) goodwill associated with the acquisition of Boomerang, which is not being amortized. We assess the impairment of amortizing intangibles in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable, an assessment is completed to determine whether the fair value of the asset exceeds the carrying value. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value. If such cash flows are less than the carrying amounts, the intangible assets are written down to their respective fair values. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data.

Goodwill is not amortized but instead is assessed for impairment at least annually and as triggering events occur. We have adopted an annual measurement date of December 1. On each annual measurement date the carrying value of goodwill is compared to its estimated fair value, and an impairment charge is measured based upon the excess of the carrying value over the fair value. This analysis is performed at a reporting unit level. As of December 31, 2004, the entire balance of goodwill has been allocated to the Boomerang segment.

Impairment of Other Long-lived Assets – Other long-lived assets including property and equipment are also periodically assessed for impairments in accordance with SFAS No. 144, as discussed above. No such impairments were recorded during the years ended December 31, 2004, 2003 and 2002.

Internal Software Development Costs – We capitalize internal software development costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized internal software development costs are amortized over the period of economic benefit, generally between three and five years. For the years ended December 31, 2004 and 2003, capitalized software included in property and equipment totaled $3,482,000 and $2,030,000, net of accumulated amortization of $463,000 and $115,000, respectively. For the years ended December 31, 2004, 2003 and 2002, respectively, we capitalized $1,452,000, $964,000 and $174,000 of software development costs. For the years ended December 31, 2004 and 2003, $348,000 and $115,000 of amortization expense was recorded for these capitalized internal software costs. No amortization was taken for the year ended December 31, 2002 since there was no internal capitalized software placed in service until 2003. Additions to internal software development costs are included in expenditures for property and equipment in the consolidated statements of cash flows.

Income Taxes – We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and tax basis of existing assets and liabilities, using enacted tax rates anticipated to be in effect in the year(s) in which the differences are expected to reverse.

Product Development – Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. A portion of our product development efforts has been outsourced to unrelated third parties. The contracts with third parties require payments based upon completion of defined milestones. Because these milestones and the level of effort expended by the contractors are not always consistent, our recorded product development expenses may vary significantly from period to period. Expenses related to milestone achievements of $1,260,000, $540,000 and $85,000 are included within the consolidated statements of income for the years ended December 31, 2004, 2003 and 2002, respectively.

Accounting for Stock-Based Compensation – We account for stock-based compensation for employees and directors under the recognition and measurement principles of Accounting Principles Board, or APB No. 25, Accounting for Stock Issued to Employees, and have elected the disclosure alternative under Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation-Transition and Disclosure. Stock-based employee compensation costs of $141,000 relating to restricted stock grants are reflected in operating expenses in 2004. No stock–based employee compensation costs relating to stock option grants are reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had a compensation cost for option plans been determined consistent with SFAS No. 123, our net income and basic and diluted net income per share would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net income, as reported	$10,400	$7,615	$1,829
Add: Stock-based employee compensation expense included in reported net income, net of related tax expense	86	—	—

Less: Stock-based compensation expense determined under fair value method for all stock options, net of related income tax expense	(1,314)	(1,209)	(1,436)

Pro forma net income	$9,172	$6,406	$393

Earnings per share:
Basic, as reported	$0.67	$0.51	$0.12
Basic, pro forma	$0.59	$0.43	$0.03
Diluted, as reported	$0.64	$0.51	$0.12
Diluted, pro forma	$0.57	$0.43	$0.03

Options granted during the years ended December 31, 2004, 2003 and 2002 had a weighted average fair value on the date of grant of $3.72, $2.51 and $2.98, respectively. The fair value of options on their grant date was measured using the Black/Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	December 31,
	2004	2003	2002
Range of risk free interest rates	3.14%-4.19%	3.33%-4.27%	4.93%-5.28%
Expected life of option grants	6 years	6 years	9 years
Weighted average volatility	38%	39%	38%
Dividend yield	0%	0%	0%

The Black/Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Our stock options have characteristics significantly different from those of traded options because changes in the subjective input assumptions can materially affect the fair value estimate.

Earnings Per Share – Basic income per common share is computed using the weighted average number of common shares and common share equivalents outstanding during each year. Diluted income per common share computed using the weighted average number of common shares outstanding during the year, include the effect of our outstanding stock options (using the treasury stock method) and restricted stock, except where such stock options or restricted stock would be antidilutive. For the year ended December 31, 2004, both basic and diluted weighted average shares outstanding include 250,201 shares, reflecting the weighted average impact of ExchangeCo shares issued in October 2004 as part of our acquisition of Boomerang.

A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

	Year Ended December 31,
	2004	2003	2002
Weighted average shares for basic	15,605,155	14,913,199	14,692,225
Dilutive effect of stock options and restricted stock	676,565	141,787	33,906

Weighted average shares for diluted	16,281,720	15,054,986	14,726,131

Options to purchase 718,000, 1,617,470 and 3,918,295 shares of common stock were outstanding at December 31, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common share, and the effect of including these securities would have been antidilutive.

Comprehensive Income – We account for comprehensive income under Statement of Financial Accounting Standards No. 130, or SFAS No. 130, Reporting Comprehensive Income, which established standards for the reporting and display of comprehensive income and its components in the financial statements. Items of comprehensive income include net income and other comprehensive income items such as unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments. Other comprehensive income includes the unrealized loss on marketable securities of $14,000, which is shown net of $6,000 of tax, and an unrealized loss from foreign currency translation of $931,000.

Foreign Currency – The accounts of our foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, or SFAS No. 52, Foreign Currency Translation. The functional currency of our subsidiaries is their local currency. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in stockholders’ equity. Gains resulting from foreign currency transactions are included in other income (expense) and were not significant for all periods presented.

Derivative Instruments and Hedging – We account for derivative instruments and hedging in accordance with the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards 133, or SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended which requires all financial derivatives instruments to be reported at fair value. We use derivative financial instruments to actively manage the risks associated with foreign exchange and interest rate fluctuations. Our primary objective is to reduce the risk of economic loss and to limit volatility in reported earnings. In August 2004, we entered into a foreign exchange contract, which matured in October 2004, to hedge our Canadian dollar commitment to acquire Boomerang. A gain of $860,000, or $.03 per diluted share after tax, was recorded in our statement of income for the year ended December 31, 2004 upon settlement of this contract.

Segment Reporting – We have determined that we have three reportable segments: domestic, international and Boomerang. The segments are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by senior management. Certain general overhead costs have been allocated to the domestic and international segments based on methods considered to be reasonable. Income taxes have been allocated to the domestic and international segments using the effective tax rate.

Recent Accounting Pronouncements – In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS No. 123R). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. We are required to adopt SFAS No. 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See “Stock-Based Incentive Compensation” above for the pro forma net income and net income per share for the years ending December 31, 2004, 2003 and 2002, presenting results if we had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

In June 2004, the FASB issued Emerging Issues Task Force Issue No. 02-14 (EITF No. 02-14), Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock. EITF No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF No. 02-14 are effective for reporting periods beginning after September 15, 2004. The adoption of EITF No. 02-14 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2004, the FASB issued EITF Issue No. 03-1, or EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which provides new guidance for assessing impairment losses on investments. Additionally, EITF No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004 (see note 7). We will evaluate the impact of EITF 03-1 once final guidance is issued.

Reclassifications – Certain amounts reported in prior years have been reclassified to conform to the current year presentation.

2. BOOMERANG ACQUISITION

On October 29, 2004, we acquired Boomerang, a provider of stolen vehicle recovery technology in Canada, for consideration totaling approximately $56,219,000. A wholly owned Canadian subsidiary of LoJack, or ExchangeCo, acquired all of the issued and outstanding shares of Boomerang pursuant to a Combination Agreement, dated as of August 16, 2004, between LoJack, ExchangeCo and Boomerang. The acquisition added to our organization a company that has historically been profitable and has an established brand that complements our own core business. We gained access to the Canadian market, including the provinces of Quebec, Ontario and British Columbia. We also obtained Boomerang’s expertise in marketing to insurance companies, as well as technology that may be leveraged for new applications globally.

The consideration paid to Boomerang stockholders consisted of (i) 591,266 shares of LoJack common stock, valued at approximately $7,143,000, (ii) 835,659 ExchangeCo exchangeable shares, which can be exchanged for 835,659 shares of LoJack common stock, valued at approximately $10,094,000 and (iii) $36,715,000 in cash. The fair value of our common stock and the ExchangeCo exchangeable shares was determined based upon the quoted price of LoJack common stock based on the market prices two days before through two days after the measurement date. The acquisition was accounted for under the purchase method of accounting and the results of operations of Boomerang have been included in our consolidated results from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. We have allocated $8,440,000 of the purchase price to intangible assets comprised of trade names and trademarks of $640,000, monitoring contractual relationships of $6,400,000, and completed technology of $1,400,000. The excess purchase price of approximately $44,002,000 after this allocation has been accounted for as goodwill.

The sources of the cash consideration included $12,055,000 of cash acquired from Boomerang (total cash acquired from Boomerang as of the date of acquisition was $17,601,000) with the remaining $24,660,000 financed through a term loan as part of a borrowing agreement which was executed in October 2004. See note 8 for further information on debt.

We considered a number of factors to determine the purchase price allocation. The following table presents the fair values of assets and liabilities recorded in connection with the acquisition as of October 29, 2004 (in thousands):

Consideration and acquisition costs:
Cash	$36,715
Stock issued to Boomerang shareholders	17,237
Acquisition costs	2,267

Total consideration	56,219
Less cash acquired	(17,601)

Total purchase price	$38,618

Allocation of purchase price:

Accounts receivable	$1,062
Inventories	1,708
Property and equipment	2,540
Other assets	993
Intangible assets	8,440
Goodwill	44,002

Total assets acquired	58,745

Accounts payable	2,910
Accrued expenses and other current liabilities	1,875
Deferred tax liability	3,488
Deferred revenue	11,854

Total liabilities assumed	20,127

Total purchase price	$38,618

We have determined that the goodwill associated with the acquisition is not deductible for tax purposes. In connection with the Boomerang purchase price allocation, deferred tax liabilities were established in our financial statements for the amortization of intangible assets, deferred revenue and inventory.

The following represents the unaudited pro forma results of the operations for LoJack and Boomerang as though the acquisition of Boomerang had occurred at the beginning of each period shown (in thousands, excepts per share data). The unaudited pro forma financial information however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results. The pro forma amounts do not reflect any operating efficiencies and cost savings that we believe may be achievable.

	Year Ended December 31,
	2004	2003
Net revenues	$162,536	$142,450
Net income	11,439	7,172
Net income per share:
Basic	$0.68	$0.44
Diluted	$0.65	$0.43

3. SHORT-TERM INVESTMENTS

Short-term investments are categorized as available-for-sale securities and are summarized as follows as of December 31, 2004 (in thousands):

	December 31, 2004
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Short-term investments:

U.S. treasury securities and obligations of U.S. governmental agencies	$4,967	$—	$12	$4,955
Certificates of deposit	622	—	2	620

	$5,589	$—	$14	$5,575

As of December 31, 2004, short-term investments have remaining maturities ranging from two to eleven months. For the years ended December 31, 2004, 2003 and 2002, we did not sell any short-term investments.

4. INVENTORIES

Inventories are classified as follows (in thousands):

	December 31,
	2004	2003
Raw materials	$913	$—
Work in progress	151	158
Finished goods	11,549	9,880

Total Inventories	$12,613	$10,038

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2004	2003
System components, including vehicle tracking units	$11,105	$21,255
Equipment, software, furniture and fixtures and leasehold improvements	12,478	10,245
Vehicles	3,350	6,366

Total	26,933	37,866
Less accumulated depreciation and amortization	(13,137)	(25,858)

Total	13,796	12,008
System components not yet in service	1,804	2,474

Property and equipment – net	$15,600	$14,482

Depreciation expense related to property and equipment totaled $4,671,000, $4,293,000 and $4,269,000 for the years ended December 31, 2004, 2003 and 2002 respectively.

Included in property and equipment are assets under capital lease for leased vehicles used primarily by our installation personnel, which totaled approximately $3,350,000 and $6,366,000 as of December 31, 2004 and 2003, respectively. The related accumulated amortization is approximately $3,012,000 and $4,936,000 as of December 31, 2004 and 2003, respectively.

System components not yet in service consist primarily of certain infrastructure equipment relating to the operation of the LoJack System.

During the period ending December 31, 2004, we retired assets with a cost basis of approximately $16,700,000, as these assets were no longer in use and a majority of which related to LoJack System components, were fully depreciated.

6. GOODWILL AND OTHER INTANGIBLES

All goodwill is associated with the Boomerang acquisition and is allocated entirely to the Boomerang segment. The carrying amount of goodwill is $44.6 million resulting from our acquisition of Boomerang in October 2004. This amount consists of $44.0 million of goodwill as of the date of acquisition and a currency translation adjustment of $0.6 million.

Intangible assets in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Monitoring contractual relationships	$6,485	$121	9 years	$—	$—	—
Completed technology	1,418	59	4 years	—	—	—
Trade name and trademark	648	11	9 years	—	—	—
Patents and other intangibles	426	340	7 years	426	279	7 years

Total	$8,977	$531	7 years	$426	$279	7 years

For the years ended December 31, 2004, 2003 and 2002, amortization expense for intangible assets was $252,000, $61,000 and $61,000, respectively.

Estimated amortization expense for the next five years for our intangible assets as of December 31, 2004 is as follows (in thousands):

	2005		$1,193
	2006		1,158
	2007		1,132
	2008		1,074
	2009		782

7. OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2004	2003
Investments in international licensees	$3,956	$3,956
Deferred financing costs, net	199	—
Security deposits and other	131	197

Total other assets	$4,286	$4,153

As of December 31, 2004, investments in international licensees of $3,956,000 included a 12.5% equity interest in our Mexican licensee, totaling $1,502,000, which was converted from a receivable that was outstanding at December 31, 2002, and a 13.37% equity interest in our French licensee, totaling $2,454,000.

Under the cost method of accounting, the investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. Management periodically reviews the carrying value of these investments. Based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate, we have concluded that there are no impairments to the fair value of these investments that should be viewed as other-than-temporary. We have not recorded any gains or losses on these investments through December 31, 2004.

We may be required to record an impairment charge in a future period if: (1) the licensee would require additional capital and is unable to raise sufficient capital to continue operations, (2) the licensee raises sufficient capital, but at a lower stock price than currently valued and/or (3) the operations and future cash flows of the licensee vary significantly from current projections, adversely affecting the viability of the business.

Below are the revenues related to, and the receivables outstanding from, our Mexican and French licensees (in thousands):

	Mexican Licensee	French Licensee
Revenues for the year ended:
December 31, 2004	$3,589	$1,200
December 31, 2003	$3,120	$955

Accounts receivable at:
December 31, 2004	$1,185	$235
December 31, 2003	$1,029	$396

8. DEBT

Our debt consisted of the following as of December 31, 2004 and 2003 (in thousands):

	December 31,
	2004	2003
Current portion of long-term debt:
Capital lease obligations	$157	$875
Current maturities of long-term debt	4,084	—

Total current portion of long-term debt	$4,241	$875

Long-term debt:
Canadian dollar denominated term loan, less current portion	$20,900	$—
Capital lease obligations, less current portion	—	174

Total long-term debt	$20,900	$174

In October 2004, we entered into a Multicurrency Credit Agreement to partially finance the acquisition of Boomerang and to provide access to working capital credit. The Mulitcurrency Credit Agreement is comprised of a $10,000,000 revolving line-of-credit and a term loan facility for borrowings of up to $32,000,000.

Advances under the term loan facility were available in a single Canadian-dollar denominated borrowing on the closing date of the Boomerang acquisition (October 29, 2004), at which time the unused portion of the term loan commitments expired. The borrowings under the term loan used for the Boomerang acquisition totaled CAD$30,100,000 (U.S. dollar equivalent of $24,660,000, as of October 29, 2004). Borrowings under the term loan bear interest at a variable rate, adjusted quarterly, at our option, at either the Canadian base rate or a Euro-currency denominated rate. The Canadian base rate, which is the effective rate at December 31, 2004, is defined as the greater of the Canadian prime rate (4.25% at December 31, 2004) or the Canadian dollar denominated bankers acceptance rate plus 1% (totaling 3.56% at December 31, 2004). The Euro-currency denominated rate is defined as LIBOR, as adjusted for a Euro currency reserve percentage, plus an applicable margin (the applicable margin) (totaling 4.06% at December 31, 2004). The applicable margin is a rate between 1.25% and 1.75% depending on certain of our financial ratios and was 1.50% at December 31, 2004. The term loan requires that we make quarterly principal payments, beginning in March 2005, at the rate of CAD$ 1,230,000 (U.S. dollar equivalent of $1,021,000 using the exchange rate as of December 31, 2004) per quarter for all of 2005 and CAD$1,537,000 (U.S. dollar equivalent of $1,276,000 using the exchange rate as of December 31, 2004) per quarter from March 2006 through October 29, 2009, the termination date when all outstanding balances become due. Interest becomes due on a monthly or quarterly basis, depending on the interest rate method chosen. The term loan allows us to prepay outstanding balances in whole or in part, at any time prior to the October 29, 2009 termination date.

In January 2005, we entered into an interest rate cap agreement to mitigate a portion of our interest rate risk associated with the term loan. In accordance with the interest rate cap agreement, we are entitled to proceeds equal to the amount by which the Canadian dollar denominated bankers acceptance rate exceeds 4% multiplied by the notional amount of the hedge outstanding, as calculated on a pro rata, quarterly basis. The interest rate cap agreement expires in December 2006 and was entered into based on an initial notional value of CAD$30,100,000 (equivalent to US $24,984,000 at December 31, 2004). As of December 31, 2004, the Canadian dollar denominated bankers acceptance rate was 2.56%.

Borrowings under the $10,000,000 line-of-credit facility must be denominated in U.S. dollars. Borrowings under the line of credit bear interest, at our option, at either the U.S. base rate or at the Euro-currency denominated rate, as defined above. The U.S. base rate is defined as the greater of the U.S. prime rate (5.25% at December 31, 2004) or a defined federal funds rate plus 0.50% (totaling 2.47% at December 31, 2004). Any amounts outstanding under the line of credit may be repaid and then re-borrowed until October 29, 2009, the line of credit termination date when all outstanding balances become due. Interest on the line of credit is due monthly. No borrowings under the line of credit were outstanding at December 31, 2004. We are required to pay a quarterly commitment fee on the unused portion of this line of credit, at a rate equal to between 0.25% and 0.40% (0.30% as of December 31, 2004) depending on certain of our financial ratios.

We incurred total financing fees in the amount of $203,000 relating to the Multicurrency Credit Agreement. These costs are being amortized on a straight-line basis over the life of the loan, which is five years.

The Multicurrency Credit Agreement generally contains limitations on certain investments, acquisitions and/or mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including minimum leverage and EBITDA ratios, minimum net worth levels and maximum capital expenditures. The payment of dividends is permitted under the term loan and line-of-credit facility and is limited only to the extent such payments affect our ability to meet certain financial performance measures thereunder. The repurchase of our common stock is prohibited by the term loan and line-of-credit facility. Failure to maintain compliance with covenants could impair the availability of the facility. The Multicurrency Credit Agreement also restricts us from incurring additional indebtedness in excess of $1,000,000, with the exception of the $5,000,000 demand note outlined below.

In October 2004, we also converted our previously existing $10,000,000 line of credit with a second bank, to a $5,000,000 revolving credit note (the demand note). Outstanding borrowings under the demand note bear interest, payable monthly, at the bank’s base rate (5.25% at December 31, 2004), or if converted at our option, based upon the LIBOR rate plus 175 basis points (totaling 4.15% at December 31, 2004). A $595,000 irrevocable letter of credit was established for a vendor in January 2004 and a $425,000 irrevocable letter of credit was established for a vendor in January 2005. These letters of credit reduce the available borrowings under this demand facility. As of December 31, 2004 and 2003, no borrowings under the demand note or previous line of credit were outstanding.

We lease certain facilities and equipment used in our operations, some of which are required to be capitalized in accordance with Statement of Financial Accounting Standard No. 13, Accounting for Leases (SFAS 13). We have entered into capital lease arrangements for certain vehicles used by our installation and engineering personnel.

The following table summarizes our annual maturities of debt and minimum payments under capital leases for the five years subsequent to December 31, 2004 (in thousands):

	Long-Term Debt (1)	Capital Leases	Total Debt
2005	$4,084	$159	$4,243
2006	5,105	—	5,105
2007	5,103	—	5,103
2008	5,103	—	5,103
2009	5,589	—	5,589

Total payments	24,984	159	25,143
Less imputed interest	—	2	2
Total principal	24,984	157	25,141

Less current portion	4,084	157	4,241

Total long-term debt	$20,900	$—	$20,900

(1)	This debt is denominated in Canadian dollars and the maturities have been presented at the exchange rate prevailing at December 31, 2004

9. STOCKHOLDERS’ EQUITY

Preferred Stock – As of December 31, 2004, we had 10,000,000 authorized shares of $.01 par value preferred stock of which 350,000 shares have been designated as Series B Junior Participating Preferred Stock, par value $.01 per share, or the Series B Preferred Stock. The Series B Preferred Stock is reserved for issuance pursuant to Series B Preferred Share Purchase Rights (each a Right) attached to the Common Stock. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer and Trust Company. There were no shares of Series B Preferred Stock outstanding at December 31, 2004, 2003 and 2002.

In connection with our combination with Boomerang, we issued one (1) share of $.01 par value preferred stock designated as Special Voting Preferred Stock, or the Special Voting Share, to Computershare Trust Company of Canada, as trustee under a Voting and Exchange Trust Agreement among LoJack, Boomerang and the trustee.

Common Stock – As of December 31, 2004, we had 35,000,000 authorized shares of $.01 par value common stock of which 16,390,299 are issued and outstanding. Shares equal to the number of ExchangeCo exchangeable shares outstanding are reserved for the future exchange to LoJack shares. In addition, 4,954,207 shares are reserved for the future issuance and exercise of stock options.

As partial consideration in the acquisition of Boomerang, we issued 835,659 exchangeable shares of ExchangeCo with no par value. ExchangeCo is a wholly owned subsidiary of LoJack and shares of ExchangeCo are convertible into LoJack common shares on a one-for-one basis. Holders of ExchangeCo shares have dividend, liquidation, and voting rights on a basis similar to LoJack common shares. As of December 31, 2004, 833,618 exchangeable shares of ExchangeCo remained outstanding. ExchangeCo shares were included in the calculation of total basic and diluted earnings per share during 2004. See note 1.

Incentive Plan - In May 2003, our shareholders approved our 2003 Stock Incentive Plan, or the Incentive Plan, which provides for the issuance of stock options and the granting of restricted stock to our executive officers, officers and other key employees. A total of 1,471,787 shares of common stock were authorized for issuance under the Incentive Plan, consisting of 1,000,000 new shares and 471,787 shares allocated from our Restated and Amended Stock Incentive Plan. The incentive options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Options generally become exercisable over periods of two to five years and expire ten years from the date of the grant. At December 31, 2004, there were 3,889,380 options outstanding under both plans and 1,002,062 shares were available for future grant under the Incentive Plan.

In March 2004, we granted 62,750 shares of restricted stock to our employees. The fair market value of these shares on the date of grant totaled $508,000, or $8.10 per restricted share, and was recorded to unearned compensation as a component of total stockholders’ equity. The restricted shares vest equally on an annual basis over a three-year period and are subject to forfeiture until the third anniversary of the grant date. Compensation expense equal to the total fair market value on the date of grant is being recognized on a straight-line basis over the three year vesting term. As of December 31, 2004, $141,000 of compensation expense has been recorded in operating expenses and $367,000 remained in unearned compensation as a component of stockholders’ equity on the balance sheet.

The following table presents activity of all stock options:

	Number of Options	Weighted Average Price
Outstanding at January 1, 2002	4,140,205	$7.53
Granted	502,900	5.34
Exercised	(631,900)	2.01
Canceled or forfeited	(92,910)	6.43

Outstanding at December 31, 2002	3,918,295	8.17
Granted	724,092	5.65
Exercised	(84,468)	5.80
Canceled or forfeited	(299,720)	5.02

Outstanding at December 31, 2003	4,258,199	8.03
Granted	286,975	8.69
Exercised	(637,879)	7.34
Canceled or forfeited	(17,915)	5.76

Outstanding at December 31, 2004	3,889,380	$8.22

The following table sets forth information regarding options outstanding at December 31, 2004:

Number of Options	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Currently Exercisable	Weighted Average Exercise Price for Currently Exercisable
1,175,984	$4.70-5.90	$5.30	8	403,983	$5.33
1,474,896	6.47-8.74	7.59	5	1,133,506	9.87
474,500	9.00-10.25	9.76	2	474,500	9.76
764,000	11.15-15.00	12.98	3	718,000	13.81

3,889,380	$4.70-$15.00	$8.22	5	2,729,989	$10.22

At December 31, 2003 and 2002, there were 2,866,127 and 2,765,350 options exercisable at weighted average prices of $9.16 and $8.84, respectively.

Employee Stock Purchase Plan – In May 2002, our stockholders authorized up to 250,000 shares of common stock to be available for our Employee Stock Purchase Plan. In May 2004, our stockholders voted to increase the shares available under the plan to 1,000,000 shares. The plan is open to all employees who have at least 6 months of service and allows eligible employees to purchase our stock at the lower of 85% of the fair market value of the shares on the offering date or the purchase date, which is six months after commencement of the offering date. For the years ended December 31, 2004, 2003 and 2002, 121,427, 150,127 and 71,494 shares, respectively, were issued under the plan.

Stock Repurchase Plan and Retirement of Treasury Stock – During fiscal 1996, our Board of Directors authorized a stock repurchase plan, or the Repurchase Plan. The Repurchase Plan, as amended several times since that date, authorizes us to purchase up to 9,200,000 shares of its outstanding common stock. Through December 31, 2002, we had repurchased 8,663,034 shares for a total of $78,702,000. No additional shares were repurchased in 2003 or 2004. During October 2004, we entered into a borrowing agreement with a bank which restricts our ability to repurchase common shares. See note 8.

On July 24, 2003, our Board of Directors approved the retirement of these 8,663,034 shares of treasury stock. The par value of the 8,663,034 shares of $87,000 was deducted from Common Stock and the remaining $78,615,000 cost of the treasury stock was recorded to additional paid-in capital. Prior to the retirement of the treasury stock, the sum of $14,251,000 was transferred from retained earnings to additional paid-in capital.

10. INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$8,292	$4,919	$1,957
State	1,291	816	310
Foreign	712	162	—

Total	10,295	5,897	2,267

Deferred:
Federal	(2,957)	(874)	(932)
State	(422)	(154)	(165)
Foreign	(264)	—	—

Total	(3,643)	(1,028)	(1,097)

Provision for income taxes	$6,652	$4,869	$1,170

The difference between our effective income tax rate and the United States statutory rate is reconciled below:

	Year Ended December 31,
	2004	2003	2002
U.S. statutory rate	35%	35%	35%
State taxes, net of federal benefit	4	4	6
Foreign sales	(2)	(2)	(6)
Other, net	2	2	4

Effective income tax rate	39%	39%	39%

The tax effects of the items comprising our net deferred tax asset as of December 31, 2004 and 2003 are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Accruals not currently deductible	$1,488	$1,229
Income deferred for tax purposes	10,144	7,688
Net operating loss carryforwards	—	35
Other	4	—

Total deferred tax assets	11,636	8,952

Deferred tax liabilities:
Depreciable assets	(2,153)	(2,680)
Tax credits	(113)	—
Intangible assets	(2,616)	—
Deferred revenue	(279)	—
Inventory	(43)	—

Total deferred tax liability	(5,204)	(2,680)

Net deferred tax asset	$6,432	$6,272

11. COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments – We lease various facilities, equipment and vehicles under operating leases whose terms expire from 2005 to 2009. Certain facility leases contain renewal options ranging from two to five years. Certain of our facility leases contain escalation clauses; we record the total expense of the lease on a straight-line basis over the estimated term of lease.

Minimum annual lease payments under operating leases as of December 31, 2004 are as follows (in thousands):

2005	$4,215
2006	3,174
2007	1,439
2008	371
2009	119

Total	$9,318

Rental expense under operating leases aggregated approximately $4,224,000, $3,521,000 and $2,370,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

Severance and Retirement Agreement – In February 2001, we recorded a charge to general and administrative expenses of $1,513,000 related to a management reorganization. The expense consisted of severance, which was paid in 2001, and retirement compensation and related benefits, which will be paid through 2006. At December 31, 2004, approximately $267,000 remains in accrued compensation ($226,000 classified as short-term and $41,000 as long-term) related to the reorganization.

Purchase Commitments and Milestone Payments – In the fourth quarter of 2004, we placed purchase orders to fulfill our estimated calendar year 2005 production requirements. The orders include non-cancelable commitments of approximately $7,560,000. We are also committed to our suppliers for certain system components of $370,000 and engineering expenditures totaling approximately $330,000, if certain project milestones are achieved relating to the engineering of the LoJack Unit.

Contingencies – From time to time, we are engaged in certain legal matters arising in the ordinary course of business. In our opinion, we have adequate legal defenses or insurance coverage with respect to these actions and believe that the ultimate outcomes will not have a material adverse effect on our financial position.

We issued a letter of credit to our cellular provider in Canada in the amount of $100,000. We have secured the letter of credit with commercial paper that is included in short-term investments in the amount of $128,000.

Certain Concentrations - We have contract manufacturing arrangements for the current and new versions of the LoJack Unit and other LoJack System components sold through the domestic and international segments. We believe that several companies have the capability to manufacture LoJack Units.

In December 2003, we entered into an agreement with a second supplier, to design and supply, through a third party contract manufacturer, a “next generation” LoJack Unit. In the first quarter of 2005, we received our first units of the next generation LoJack Unit. With the introduction of this unit, we are adding a second supplier and transitioning from a single source relationship with our current supplier.

12. EMPLOYEE BENEFIT PLAN

We have a defined contribution 40l(k) plan covering substantially all full-time employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. We match a percentage of employee contributions on a discretionary basis as determined by the Board of Directors. Our Board of Directors elected to match 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) for the years ended December 31, 2004, 2003 and 2002, subject to certain limitations. Company contributions become fully vested after five years of continuous service. Company contributions related to the plan were approximately $982,000, $829,000 and $655,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

In 2004, we established a non-qualified deferred compensation plan that allows eligible employees to defer a percentage of their compensation. We will match 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of their compensation. Company contributions are subject to a three year vesting period. We may also make discretionary contributions to the plan in a form and manner we determine. There were no contributions related to the plan for the year ended December 31, 2004 as participation began in 2005.

13. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

We have three separately managed and reported business segments: domestic, international, and Boomerang.

Our domestic segment sells products that operate in all or a portion of 22 states and the District of Columbia, in the United States.

Our international segment sells products and licenses vehicle recovery technology to 25 countries and territories around the world including: Argentina, Brazil, Colombia, Costa Rica, Ecuador, France, Germany, Guatemala, Hong Kong, Kenya, Lesotho, Mexico, Mozambique, Nigeria, Panama, Poland, Puerto Rico, Russia, South Africa, Spain, Swaziland, Trinidad and Tobago, Uganda, United Kingdom, and Venezuela

In October 2004, we acquired Boomerang, a provider of stolen vehicle recovery in Canada. Accordingly, we consider Boomerang as its own operating segment in addition to our domestic and international segments. All of our goodwill is attributable to the Boomerang segment.

The following table presents information about our operating segments for the years ended December 31, 2004, 2003 and 2002 (in thousands). Certain general overhead costs have been allocated to the domestic and international segments based on methods considered to be reasonable by our management. Income taxes have been allocated to the domestic and international segments using our effective tax rate.

	Domestic Segment	International Segment	Boomerang Segment	Consolidated
Year ended December 31, 2004

Revenues	$111,968	$29,923	$3,800	$145,691
Depreciation and amortization	4,475	29	419	4,923
Segment net income	5,628	4,729	43	10,400
Capital expenditures	3,338	—	28	3,366
Segment assets	68,318	18,720	62,484	149,522
Deferred revenue	23,237	2,080	11,882	37,199

Year ended December 31, 2003

Revenues	$100,860	$24,948	$—	$125,808
Depreciation and amortization	4,335	19	—	4,354
Segment net income	3,268	4,347	—	7,615
Capital expenditures	4,280	26	—	4,306
Segment assets	50,032	14,542	—	64,574
Deferred revenue	16,282	2,761	—	19,043

Year ended December 31, 2002

Revenues	$96,405	$20,021	$—	$116,426
Depreciation and amortization	4,321	9	—	4,330
Segment net income (loss)	(742)	2,571	—	1,829
Capital expenditures	4,660	63	—	4,723
Segment assets	44,412	10,591	—	55,003
Deferred revenue	11,756	4,453	—	16,209

The following table presents information about our geographic revenues, based on the location of our customers, for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,
	2004	2003	2002
United States	$111,968	$100,860	$96,405
Africa, primarily South Africa	10,884	7,808	7,100
Latin American countries, excluding Argentina	7,264	5,518	6,273
Argentina	4,759	4,662	917
Canada	3,800	—	—
Mexico	3,589	3,120	2,462
Europe and Russia	3,295	3,508	3,087
Asia	132	332	182

Total	$145,691	$125,808	$116,426

We carry a variety of long-lived assets on our balance sheet including property and equipment, identifiable intangible assets and goodwill. The following table presents information about our long-lived assets for the years ended December 31, 2004, and 2003 (in thousands):

	December 31,
	2004	2003
United States	$13,316	$14,629
Canada	55,314	—

Total	$68,630	$14,629

14. UNAUDITED QUARTERLY RESULTS

Our unaudited quarterly results are summarized below (in thousands, excepts per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2004

Revenues	$32,146	$35,939	$38,019	$39,587
Gross margin	16,415	18,931	20,208	20,887
Net income	1,578	2,381	3,334	3,107
Basic earnings per share	$0.11	$0.16	$0.22	$0.19
Diluted earnings per share	$0.10	$0.15	$0.21	$0.18

Year Ended December 31, 2003

Revenues	$27,742	$31,312	$33,752	$33,002
Gross margin	13,686	16,165	17,844	16,220
Net income	964	1,707	2,486	2,458
Basic earnings per share	$0.07	$0.12	$0.17	$0.16
Diluted earnings per share	$0.07	$0.12	$0.17	$0.16

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A-CONTROLS AND PROCEDURES

Controls and Procedures

Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We have excluded from our assessment our internal control over financial reporting at Boomerang, which was acquired on October 29, 2004 and whose financial statements reflect total assets and revenues constituting 6% (excluding goodwill and intangibles) and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective.

Our assessment of the effectiveness of our internal control over financial reporting was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their reports appearing on pages 36 and 63, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2004.

Changes in internal control over financial reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LoJack Corporation

Westwood, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that LoJack Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Boomerang Tracking Inc., which was acquired on October 29, 2004 and whose financial statements reflect total assets and revenues constituting 6% and 3% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Boomerang Tracking Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 14, 2005

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Code of Ethics

Our Amended and Restated Code of Business Conduct and Ethics, or the Code of Business Conduct and Ethics, applies to our directors, officers and employees. The Code of Business Conduct and Ethics is posted on our website, www.lojack.com, under “Investors” under the heading “Corporate Governance.” Any waiver for directors or executive officers from a provision of the Code of Business Conduct and Ethics must be approved by our Board of Directors and shall be disclosed on a Form 8-K within four business days. Additionally, we intend to satisfy our disclosure requirement regarding any amendment to the Code of Business Conduct and Ethics by posting such information on our website or in a report on Form 8-K within four business days.

Our website address is included in this Annual Report on Form 10-K as a textual reference only and the information in our website is not incorporated by reference into this Annual Report on Form 10-K.

See Item 1, Business – Executive Officers of the Registrant.

The remainder of the information required by this Item 10 is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 19, 2005 under the headings “Proposal No. 1 – Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 19, 2005 under the headings “Executive Compensation” and “Proposal No. 1 – Election of Directors.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated herein by reference to the information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 19, 2005 under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized For Issuance Under Equity Compensation Plans.”

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 19, 2005 under the heading “Certain Relationships and Related Transactions.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 19, 2005 under the heading “Auditors.”

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

(a) The following documents are filed as part of this annual report:

The financial statements and report of the independent registered public accounting firm required by this Item are included in Part II, Item 8.

2.	Exhibits

Certain of the exhibits listed hereunder have been previously filed with the Securities and Exchange Commission as exhibits to certain registration statements and periodic reports as indicated and are incorporated herein by reference pursuant to Rule 12b-32 promulgated under the Securities Exchange Act of 1934, as amended. The location of each document so incorporated by reference is indicated in parentheses following the description of the document.

3A.	Amended By-Laws (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 1992, filed with the Commission, File No. 001-08439).

3B.	Restated Articles of Organization, as amended (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on October 23, 2004, File No. 001-08439).

4A.	Amended Specimen Share Certificate (incorporated by reference to Exhibit 4A to File No. 2-98609).

4B.	Rights Agreement, dated December 17, 1999, between the Company and American Stock Transfer and Trust Company (incorporated by reference to the Company’s registration statement on Form 8-12G, filed with the Commission on December 20, 1999, File No. 28563).

4C.	Support Agreement, dated as of October 29, 2004, by and among the Company, 6292887 Canada Inc. and LoJack ExchangeCo Canada Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 1999, File No. 001-08439).

4D.	Voting and Exchange Trust Agreement, dated as of October 29, 2004, by and among LoJack Corporation, LoJack ExchangeCo Canada Inc. and Computershare Trust Company of Canada. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission, File No. 001-08439)

4E.	Combination Agreement, dated as of August 16, 2004, by and among LoJack Corporation, 4246624 Canada Inc. and Boomerang Tracking Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with Commission on October 23, 2004, File No. 001-08439).

4F.	Principal Shareholders Voting Agreement, dated as of August 16, 2004, by and among LoJack Corporation, 4246624 Canada Inc., Automobility Inc., André Boulay, Peter Lashchuk and Robert Nelson (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on October 23, 2004, File No. 001-08439).

10A.	Supply Agreement with Motorola (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1986, filed with the Commission, File No. 001-08439).

10B.	Employment Agreement, dated November 1, 2000, with Ronald J. Rossi (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001, filed with the Commission, File No. 001-08439).

10C.	Loan Agreement, dated June 21, 2002, among Citizens Bank of Massachusetts and the Company, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdings Corporation, LoJack of Pennsylvania, Inc., LoJack Recovery Systems Business Trust, LoJack Arizona, LLC, Vehicle Recovery Systems Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission, File No.001-08439).

10D.	Loan Agreement, between the Company and its Argentine licensee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission, File No. 108439 (the “September 2002 Form 10-Q”)).

10E.	Promissory Note, dated September 5, 2002, issued to the Company by its Argentine licensee (incorporated by reference to the September 2002 Form 10-Q).

10F.	Pledge and Security Agreement, dated September 5, 2002, made by Carlos Roberto Mackinlay in favor of the Company (incorporated by reference to the September 2002 Form 10-Q).

10G.	Pledge and Security Agreement, dated September 5, 2002, made by Roberto Bonanni Rey in favor of the Company (incorporated by reference to the September 2002 Form 10-Q).

10H.	Guarantee Agreement, dated September 5, 2002, by Carlos Roberto Mackinlay in favor of the Company (incorporated by reference to the September 2002 Form 10-Q).

10I.	Amended Employment Agreement, dated July 31, 2002, with Ronald J. Rossi. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Commission, File No. 001-08439 (the “2002 Form 10-K”).

10J.	Amendment, effective November 30, 2002, to the September 5, 2002 Loan Agreement, entered into by and among Car Security S.A., LoJack Recovery Systems Business Trust, the Company, Carlos Mackinlay and Roberto Bonanni Rey (incorporated by reference to the 2002 Form 10-K).

10K.++	Restated and Amended Stock Incentive Plan, as restated February 28, 2001, and as amended on October 11, 2001 and December 23, 2002 (incorporated by reference to the 2002 Form 10-K).

10L.++	Form of Senior Management Option Agreement (incorporated by reference to the 2002 Form 10-K).

10M.++	Form of Non-Employee Director Option Agreement (incorporated by reference to the 2002 Form 10-K).

10N.	Amendment No. 1 to Loan Agreement and Consent, dated as of January 8, 2003, by and among the Company, LoJack International Corporation, Vehicle Recovery Systems Company, LoJack Global LLC, LoJack Operating Company, L.P. and Citizens Bank of Massachusetts (incorporated by reference to the 2002 Form 10-K).

10O.++	Form of Change of Control Agreement (incorporated by reference to the 2002 Form 10-K).

10P.	Subscription Agreement, dated as of March 14, 2002, by and among LoJack de México, S. de R.L. de C.V., Grupo Car Mart, S.A. de C.V. and José Antonio Ocejo Gutiérrez (incorporated by reference to the 2002 Form 10-K).

10Q.	Contrat D’Emission D’ Obligations Convertibles (Agreement to Issue Convertible Bonds), dated March 10, 2003, between the Company and its French licensee, Traqueur (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Commission, File No. 001-08439).

(a) As executed

(b) English translation

10R.	Avenant Au Contrat D’Emission D’Obligations Convertibles, (Amendment to Agreement to Issue Convertible Bonds), dated March 25, 2003, between the Company and its French licensee, Traqueur (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Commission, File No. 001-08439 (the “June 2003 10-Q”)).

(a) As executed

(b) English translation

10S.	Protocle D’investissement (Investment Agreement), dated July 28, 2003, between the Company and its French licensee, Traqueur (incorporated by reference to the June 2003 10-Q).

(a) As executed

(b) English translation

10T.	Letter agreements, dated July 28, 2003, to purchase 400 shares in Traqueur (incorporated by reference to the June 2003 10-Q).

(a) A proposed transfer of shares and waiver of preemptive rights

(b) Letter regarding exercise of preemptive rights to purchase by LoJack Corporation

(c) Letter to waive preemptive rights by Tracker Network UK Limited

10U.++	Form of Change of Control Agreements (incorporated by reference to the June 2003 10-Q).

10V.++	Amendment to Change of Control Agreement, dated May 2003, between LoJack Corporation and Joseph F. Abely (incorporated by reference to the June 2003 10-Q).

10W.	Termes et conditions de l’avance en compte courant au profit de la societe, (Advance Agreement), dated October 31, 2003, between the Company and its French licensee, Traqueur (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Filed with the Commission, File No. 001-08439).

(a) As executed

(b) English translation

10X.	Agreement for the Design & Supply of VLU5 Products, dated December 29, 2003, between the Company and Plextek Limited, (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 Form 10-K”).

10Y.	Amendment to the Shareholder Loan to the Benefit of Traqueur SA, dated December 15, 2003, between the Company and its French licensee, Traqueur.

(a) As executed

(b) English translation (incorporated by reference to the 2003 Form 10-K)

10Z.	Shareholders Agreement, dated December 15, 2003, among Traqueur Shareholders

(a) As executed

(b) English translation (incorporated by reference to the March 2004 10-K)

10aa.++	LoJack Corporation 2003 Stock Incentive Plan (incorporated by reference to the 2003 Form 10-K).

10bb.++	Form of LoJack Corporation 2003 Stock Incentive Plan Stock Option Agreement. (incorporated by reference to the 2003 Form 10-K).

10cc.++	Form of LoJack Corporation Restricted Stock Agreement. (incorporated by reference to the 2003 Form 10-K).

10dd.++	Employment Agreement, dated November 14, 2003, with Thomas A. Wooters. (incorporated by reference to the 2003 Form 10-K).

10ee.	Multicurrency Credit Agreement, dated as of October 29, 2004, among LoJack Corporation, LoJack ExchangeCo Canada Inc., the Guarantors from time to time parties hereto, the Lenders from time to time party hereto and Harris Trust and Savings Bank, as Administrative Agent, and Bank of Montreal, as Canadian Co-Agent. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with Commission on November 3, 2004, File No. 001-08439).

10ff.	Fourth Amendment to Loan Agreement, dated June 8, 2004 among Citizens Bank of Massachusetts and the Company, LoJack International Corporation, LoJack Global LLC, LoJack Operating Company, L.P. and Vehicle Recovery Systems Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission, File No. 001-08439).

10gg.	Fifth Amendment to Loan Agreement, dated as of October 29, 2004, by and among Citizens Bank of Massachusetts and LoJack Corporation, LoJack International Corporation, LoJack Global LLC, LoJack Operating Company, L.P. and Vehicle Recovery Systems Company. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with Commission on November 3, 2004, File No. 001-08439).

10hh.	LoJack Nonqualified Deferred Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on December 21, 2004, File No. 001-08439).

10ii.*	Boomerang Tracking Inc. Contract with Bell Canada and Bell Mobility Inc relating to the provision of cell phone services in Canada for resale (the “Bell Mobility Contract”).

10jj.*	Boomerang Tracking Inc. Amendment to the Bell Mobility Contract.

10kk.*	Boomerang Tracking Inc. Contract with The Createch Group for services relating to upgrading enterprise software

21.*	Subsidiaries of the Registrant.

23.*	Consent of Deloitte & Touche LLP.

31.1.*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.2.*	Rule 13a-14(a)/15(d)–14(a) Certification.

32. *	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates an exhibit which is filed herewith.
++	Indicates an exhibit which constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Westwood, Commonwealth of Massachusetts, on the 14th day of March 2005.

LOJACK CORPORATION
(Registrant)

By:	/s/ Joseph F. Abely
Joseph F. Abely
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ Joseph F. Abely Joseph F. Abely	Director and Chief Executive Officer	March 14, 2005

/s/ Richard T. Riley Richard T. Riley	Director	March 14, 2005

/s/ Ronald J. Rossi Ronald J. Rossi	Director	March 14, 2005

/s/ John H. MacKinnon	Director	March 14, 2005
John H. MacKinnon

/s/ Robert J. Murray Robert J. Murray	Director	March 14, 2005

/s/ Larry C. Renfro Larry C. Renfro	Director	March 14, 2005

/s/ Robert L. Rewey Robert L. Rewey	Director	March 14, 2005

/s/ Harvey Rosenthal Harvey Rosenthal	Director	March 14, 2005

/s/ Lee T. Sprague Lee T. Sprague	Director	March 14, 2005

/s/ Keith E. Farris Keith E. Farris	Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)	March 14, 2005