Form 10-Q
period 2005-03-31
LOJACK CORP
filed 2005-05-10
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-08439

LOJACK CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2664794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Lowder Brook Drive, Suite 1000 Westwood, Massachusetts	02090
(Address of principal executive offices)	(Zip code)

(781) 251-4700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

There were 16,919,338 shares issued and outstanding of the registrant’s common stock, $.01 par value, as of May 5, 2005.

LOJACK CORPORATION AND SUBSIDIARIES

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$16,842	$15,862
Short term investments at fair value	10,380	5,575
Accounts receivable - Net	32,109	29,687
Inventories	11,086	12,613
Prepaid expenses and other	3,132	3,212
Deferred income taxes	4,075	3,784

Total current assets	77,624	70,733

PROPERTY AND EQUIPMENT - NET	16,014	15,600

DEFERRED INCOME TAXES	6,222	5,873
INTANGIBLE ASSETS - NET	8,210	8,446
GOODWILL	44,173	44,584
OTHER ASSETS - NET	4,361	4,286

TOTAL	$156,604	$149,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt, capital lease obligations and short-term borrowings	$6,025	$4,241
Accounts payable	8,712	8,040
Accrued and other liabilities	7,841	6,431
Current portion of deferred revenue	15,979	15,856
Deferred income taxes	137	110
Accrued compensation	2,694	5,495

Total current liabilities	41,388	40,173

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	19,422	20,900

DEFERRED REVENUE	22,359	21,343

DEFERRED INCOME TAXES	2,836	3,115

ACCRUED COMPENSATION AND OTHER LONG-TERM LIABILITIES	130	41

TOTAL LIABILITIES	86,135	85,572

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock - $.01 par value; authorized, 10,000,000 shares; one special voting preferred share issued and outstanding	—	—
Common stock - $.01 par value; authorized, 35,000,000 shares; issued and outstanding, 17,700,742 at March 31, 2005 and 17,223,917 at December 31, 2004	169	164
Additional paid-in capital	29,643	24,514
Unearned compensation	(1,314)	(367)
Accumulated other comprehensive income	620	923
Retained earnings	41,351	38,716

Total stockholders’ equity	70,469	63,950

TOTAL	$156,604	$149,522

The accompanying notes are an integral part of the condensed consolidated financial statements

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	(unaudited)
Revenues	$42,952	$32,146

Cost of goods sold	20,857	15,731

Gross margin	22,095	16,415

Costs and expenses:
Product development	1,441	1,461
Sales and marketing	8,927	7,608
General and administrative	6,039	4,153
Depreciation and amortization	1,349	636

Total	17,756	13,858

Operating income	4,339	2,557

Other income (expense):
Interest income	112	43
Interest expense	(233)	(14)
Other	(6)	—

Total	(127)	29

Income before provision for income taxes	4,212	2,586
Provision for income taxes	1,577	1,008

Net income	$2,635	$1,578

Earnings per share:
Basic	$0.15	$0.11

Diluted	$0.14	$0.10

Weighted average shares:
Basic	17,391,386	15,027,705

Diluted	18,600,412	15,495,300

The accompanying notes are an integral part of the condensed consolidated financial statements

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,635	$1,578

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred revenue recognized	(5,224)	(1,288)
Deferred revenue additions	6,422	2,739
Stock-based compensation	71	14
Depreciation and amortization	1,589	1,062
Allowance for doubtful accounts	299	42
Deferred income taxes	(814)	(277)
Gain on disposal of fixed assets	(26)	—
Tax benefit related to stock option plan	1,053	—
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(2,718)	(1,828)
Inventories	1,419	681
Prepaid expenses and other	79	(11)
Other assets	(57)	6
Accounts payable	662	(1,236)
Accrued and other liabilities	(1,428)	(113)

Net cash provided by operating activities	3,962	1,369

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	(1,732)	(564)
Purchase of marketable securities	(4,920)	—
Proceeds from the sale of marketable securities	99	—
Purchase of intangible assets	(150)	—
Proceeds from sale of fixed assets	39	—

Net cash used for investing activities	(6,664)	(564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	3,062	1,046
Repayment of capital lease obligations	(130)	(301)
Proceeds from debt	693	—

Net cash provided by financing activities	3,625	745

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	57	—

INCREASE IN CASH AND EQUIVALENTS	980	1,550

BEGINNING CASH AND EQUIVALENTS	15,862	4,746

ENDING CASH AND EQUIVALENTS	$16,842	$6,296

Supplemental cash flow information:
Income taxes paid	$2,454	$897
Interest paid	$—	$14
Supplemental disclosure of non-cash financing activities:
Fair value of restricted stock issued	$1,043	$508

The accompanying notes are an integral part of the condensed consolidated financial statements

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared by LoJack Corporation, or “LoJack”, “we”, “our”, or “the Company”, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulation of the Securities and Exchange Commission. The condensed consolidated financial statements include our accounts and those of our subsidiaries. All material intercompany balances have been eliminated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our 2004 Annual Report on Form 10-K.

In October 2004, we acquired Boomerang Tracking, Inc., or Boomerang, a marketer and provider of stolen vehicle recovery technology in Canada. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, and the accompanying condensed consolidated statement of income and statement of cash flows include the operations of Boomerang for the three months ended March 31, 2005. The accompanying condensed balance sheets include the amounts of Boomerang as of December 31, 2004 and March 31, 2005.

In the opinion of our management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows. The results reported in these condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.

Certain reclassifications have been made to the unaudited interim financial statements for the three months ended March 31, 2004 to conform to current year presentation.

2. Unaudited Pro Forma Results

On October 29, 2004, we acquired Boomerang, a provider of stolen vehicle recovery technology in Canada. The following represents the unaudited pro forma results of operations for LoJack and Boomerang as though the acquisition of Boomerang had occurred on January 1, 2004 (in thousands, except per share data). The unaudited pro forma financial information is not necessarily indicative of the results for the quarter ended March 31, 2004 that would have resulted had the acquisition occurred on January 1, 2004, nor is it necessarily indicative of future results. Had we acquired Boomerang as of January 1, 2004, our pro forma results for the three months ended March 31, 2004 would have been as follows, as compared to our actual consolidated results for the three months ended March 31, 2005:

	March 31,
	2005	2004
Revenues	$42,952	$36,831
Net income	2,635	1,547
Net income per share
Basic	$0.15	$0.09
Diluted	$0.14	$0.09

3. Derivative Instruments and Hedging

We account for derivative instruments at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) (“OCI”) and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings. There was not a material impact from the ineffective portion of the hedges during the three months ended March 31, 2005.

In January 2005, we entered into an interest rate cap agreement for a term of two years to limit a portion of our interest rate risk associated with the CAD$30,100,000 term loan relating to our acquisition of Boomerang Tracking in October 2004. In accordance with the interest rate cap agreement, we are entitled to proceeds equal to the amount by which the Canadian dollar denominated bankers acceptance rate exceeds 4.00% multiplied by the notional amount. The notional amount as of March 31, 2005 was CAD$30,100,000 and is scheduled to be reduced over a two year amortization period. As of March 31, 2005 the Canadian dollar denominated bankers acceptance rate was 2.59%. For the period ended March 31, 2005, we recorded cumulative losses of $55,000, net of tax, in OCI. The fair value of the interest rate cap agreement totaled $37,000 as of March 31, 2005 and was recorded within other assets on our condensed consolidated balance sheet.

In January 2005, we entered into four foreign currency hedge contracts with notional value totaling CAD$1,500,000 to hedge a portion of anticipated Canadian dollar denominated sales against currency fluctuations. At March 31, 2005, a contract with a notional value of $221,000 matured resulting in a $4,000 realized gain in the condensed consolidated statements of income. The remaining three contracts have maturity dates ranging from June 30, 2005 through December 31, 2005. As of March 31, 2005 we recorded cumulative unrealized losses of $3,000, net of tax, in OCI for these contracts.

4. Accounting for Stock-Based Compensation

We account for stock-based compensation for employees and directors under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and have elected the disclosure alternative under Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-based Compensation–Transition and Disclosure. Stock-based employee compensation costs of $71,000 and $14,000 relating to restricted stock grants are reflected in operating expenses for the period ended March 31, 2005 and 2004, respectively. Because we establish the exercise price based on the fair market value of our stock at the date of grant, the stock options have no intrinsic value upon grant, and therefore no expense is recorded.

The following pro forma information regarding net income and basic and diluted net income per share as required under SFAS No. 123 has been determined as if we had accounted for employee stock options under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing method. The estimated fair values of the options are amortized to expense over the respective vesting period. The pro forma effects of recognizing compensation expense under the fair value method on net income and basic and diluted net income per share for the three months ended March 31, 2005 and 2004 were as follows (in thousands, except per share amounts):

	2005	2004
Net income, as reported	$2,635	$1,578

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	43	9

Deduct: Total stock-based employee compensation expense determined under the fair value method, net of related tax effects	(457)	(349)

Pro forma net income	$2,221	$1,238

Earnings per share:
Basic, as reported	$0.15	$0.11
Basic, pro forma	$0.13	$0.08

Diluted, as reported	$0.14	$0.10
Diluted, pro forma	$0.12	$0.08

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS No. 123R), which requires companies to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). In April 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for us beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures required under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R and expect the adoption to have an adverse impact on our consolidated statements of income and net income per share.

In May 2003, our stockholders approved our 2003 Stock Incentive Plan (the “Incentive Plan”), which provides for the issuance of stock options and the granting of restricted stock to our executive officers, officers and other key employees. In March 2005 and 2004, we granted 73,600 and 62,750 shares of restricted stock under the incentive plan to our employees. The fair market value of these shares on the date of grant totaled $1,043,000 and $508,000, respectively, or $14.17 and $8.10 per restricted share, and was recorded to unearned compensation as a component of total stockholders’ equity. The restricted shares vest equally on an annual basis over a three-year period and are subject to forfeiture until the third anniversary of the grant date. Compensation expense equal to the total fair market value on the date of grant is recognized on a straight-line basis over the three-year vesting term. During the three months ended March 31, 2005 and 2004, $71,000 and $14,000, respectively, had been recorded in operating expenses.

5. Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares and common share equivalents outstanding during each period. Diluted earnings per common share is computed using the weighted average number of common shares outstanding during the year and includes the effect of our outstanding stock options (using the treasury stock method) and restricted stock, except where such stock options or restricted stock would be antidilutive.

A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended March 31, 2005 and 2004 is as follows:

	2005	2004
Weighted average shares for basic	17,391,386	15,027,705
Dilutive effect of stock options and restricted shares	1,209,026	467,595

Weighted average shares for diluted	18,600,412	15,495,300

Options to purchase 371,625 and 1,610,870 shares of common stock were outstanding at March 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common share, and the effect of including these securities would have been antidilutive.

6. Inventories

Inventories are classified as follows (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$845	$913
Work in process	158	151
Finished goods	10,083	11,549

Total inventories	$11,086	$12,613

7. Other Assets

Other assets consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Investment in international licensees	$3,956	$3,956
Deferred financing costs-net	187	199
Deferred compensation plan assets	51	—
Security deposits and other	167	131

Total other assets	$4,361	$4,286

Investment in international licensees

As of March 31, 2005 and December 31, 2004, investments in international licensees of $3,956,000 included a 12.5% equity interest in our Mexican licensee, totaling $1,502,000, and a 13.37% equity interest in our French licensee, totaling $2,454,000. We have concluded that there are no impairments to the fair value of these investments that should be viewed as other-than-temporary. We have not recorded any gains or losses on these investments through March 31, 2005.

Below are the revenues related to, and the outstanding receivables from, our Mexican and French licensees (in thousands):

	Mexican Licensee	French Licensee
Revenues for the three months ended:
March 31, 2005	$993	$243
March 31, 2004	$831	$233

Accounts receivable at:
March 31, 2005	$1,193	$448
December 31, 2004	$1,185	$235

Nonqualified Deferred Compensation Plan

In 2004, we established a nonqualified deferred compensation plan (“deferred compensation plan”) for the benefit of our key employees. The plan allows for eligible employees to defer a percentage of their total compensation. We will match 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of their compensation. Company contributions become 100% vested three years after contribution. We may also make discretionary contributions to the plan in a form and manner we determine. Employee deferrals and company contributions began in the first quarter of 2005.

We account for the deferred compensation plan in accordance with Emerging Task Force No 97-14, Accounting for Deferred Compensation Arrangements Where Amounts are Held in a Rabbi Trust and Invested. The investments of the deferred compensation plan are included in other assets at fair value with a corresponding liability, which was included in long-term accrued compensation in our condensed consolidated balance sheet.

The deferred compensation plan assets consisted of investments in marketable securities, including mutual funds, classified as available-for-sale and reported at fair value with unrealized gains and losses included in the statement of income. Compensation expense, which offset the changes in the corresponding liability, was included in general and administrative expense for the three months ended March 31, 2005. Costs approximated market values at March 31, 2005.

8. Warranty Costs

We provide for the estimated costs associated with fulfilling our warranty related obligations. The provision is included in the balance sheet within accrued and other liabilities. Warranty coverage is provided on both our LoJack Units and Boomerang Units. We warrant to consumers that LoJack Units will be free from defects in material or workmanship for a period of two years from the date of installation and Boomerang Units will be free from defects in material or workmanship for a period of five years from the date of installation. We also warrant to purchasers of LoJack Units that if a LoJack Unit-equipped vehicle is stolen in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time the theft is reported to the police, we will pay the consumer an amount equal to the full purchase price of the LoJack Unit up to a maximum of $695 (up to $995 if the consumer owns LoJack Early Warning). We warrant to purchasers of Boomerang Units that if a Boomerang Unit-equipped vehicle is stolen and not recovered, we will pay the consumer an amount equal to the full purchase price of the unit up to a maximum of CAD$1,000 for the Boomerang Unit and CAD$2,000 for the Boomerang2 Unit. Anticipated costs related to these product warranties are charged against income at the time of sale of the related product. A roll forward of the activity within warranty costs for the three months ended March 31, 2005 and 2004 were as follows (in thousands):

	2005	2004
Balance at beginning of period	$845	$491
Additions charged to cost and expense	53	36
Deductions	(117)	(28)

Balance at end of period	$781	$499

9. Line-of-Credit and Demand Facilities

In April 2005, we reduced our existing $5,000,000 demand line to $4,000,000. Outstanding borrowings under the demand line bear interest, payable monthly, at the bank’s base rate (5.75% at March 31, 2005), or if converted at our option, based upon the LIBOR rate plus 175 basis points (totaling 4.62% at March 31, 2005). We have two irrevocable letters of credit in the amount of $1,020,000 outstanding. These letters of credit reduce the available borrowings under this demand facility. As of March 31, 2005, there was $693,000 of outstanding borrowings under the demand line used for overdraft protection on our operating bank account, which was repaid in full by early April 2005.

In May 2005, we agreed with our lender to two amendments to the existing Multicurrency Credit Agreement, and the agreed form of documentation is in the process of being executed. The first amendment eliminates a restriction that limited our ability to repurchase shares of our capital stock. We can repurchase shares of our capital stock with certain restrictions as follows, (1) the aggregate value of repurchased shares does not exceed 10% of our shareholder’s equity (excluding our subsidiaries) as measured as of our most recently completed fiscal quarter, (2) the aggregate amount in any fiscal year shall not exceed $10,000,000, (3) after giving effect to such repurchases, we shall not have less than $2,000,000 in liquidity, excluding our subsidiaries, either in cash or availability under the revolving credit facility, and (4) there shall not exist any default at the time of making any such repurchase.

The Second Amendment adds a CAD$5,000,000 revolving line-of-credit facility for our Canadian subsidiaries, LoJack ExchangeCo Canada and Boomerang Tracking Inc. Borrowings under this Canadian dollar denominated line-of-credit facility will bear interest at a variable rate, at our option, at either the Canadian base rate or a Euro-currency denominated rate. The Canadian base rate is defined as the greater of the Canadian prime rate or the Canadian dollar denominated bankers acceptance rate plus 1%. The Euro-currency denominated rate is defined as LIBOR, as adjusted for a Euro currency reserve percentage, plus an applicable margin. Any amounts outstanding under the line of credit may be repaid and then re-borrowed until October 29, 2009, the line-of-credit termination date when all outstanding balances become due. Along with the addition of the line-of-credit facility, the Second Amendment to the Multicurrency Credit Agreement increases the amounts allowed under the financial covenant for capital expenditures.

10. Comprehensive Income

Total comprehensive income and its components for the three months ended March 31, 2005 and 2004 were as follows (in thousands);

	2005	2004
Net income	$2,635	$1,578
Other comprehensive income:
Foreign currency translation adjustments	(243)	—
Unrealized losses on derivative instruments, net of tax	(58)	—
Unrealized losses on marketable securities, net of tax	(2)	—

Comprehensive income	$2,332	$1,578

Total accumulated other comprehensive income and its components were as follows (in thousands):

	March 31, 2005	December 31, 2004
Currency translation adjustments	$688	$931
Unrealized loss on short-term investments, net of tax	(10)	(8)
Unrealized loss on derivative instruments, net of tax	(58)	—

Total accumulated other comprehensive income	$620	$923

11. Segment Reporting

We have three separately managed and reported business segments: domestic, international, and Boomerang. The operating results of each segment are regularly reviewed and evaluated by senior management.

In October 2004, we acquired Boomerang, a provider of stolen vehicle recovery technology in Canada. We consider Boomerang as its own operating segment in addition to our domestic and international segments. The condensed consolidated income statement data include the operations of Boomerang for the three months ended March 31, 2005. The condensed balance sheet data include the amounts of Boomerang as of December 31, 2004 and March 31, 2005.

The following table presents information about our operating segments for the three months ended March 31, 2005 and 2004 (in thousands). Certain general overhead costs and income taxes have been allocated to the domestic and international segments based on methods considered to be reasonable by our management.

	Domestic Segment	International Segment	Boomerang Segment	Consolidated
Condensed Consolidated Income Statement Data

Three Months Ended March 31, 2005
Revenues	$29,761	$8,751	$4,440	$42,952
Net income (loss)	1,577	1,106	(48)	2,635

Three Months Ended March 31, 2004
Revenues	$26,298	$5,848		$32,146
Net income	979	599		1,578

Condensed Consolidated Balance Sheet Data

As of March 31, 2005
Total assets	83,226	20,138	53,240	156,604
Deferred revenue	24,767	1,980	11,591	38,338

As of December 31, 2004
Total assets	68,318	18,720	62,484	149,522
Deferred revenue	23,237	2,080	11,882	37,199

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The consolidated financial statements include LoJack and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Management is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The actual results could differ from those estimates. Our accounting policies are described in note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the period ended December 31, 2004. A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The significant accounting policies and estimates, which we believe to be the most critical in understanding and evaluating our reported financial position and results of operations, include:

Revenue Recognition and Deferred Revenue. We earn revenues primarily from the domestic sale and installation of LoJack Units and LoJack Early Warning, the sale of products and components to international licensees, the receipt of international license fees and royalties, the sale of extended and enhanced warranty programs, and the sale of Boomerang and Boomerang2 Units, related products, and service contracts.

We generally recognize revenue on domestic sales of LoJack Units, Boomerang and Boomerang2 Units and related products, upon installation. For sales to our third party sale and installation partners and distributors, revenue is recognized upon sale to the third party.

Revenues relating to the sale of LoJack Early Warning are recognized over the period of the estimated life of vehicle ownership, which management estimates to be five years. As of March 31, 2005 and December 31, 2004, we had deferred recognition of revenue of approximately $7,321,000 and $6,371,000, respectively related to this product. If the estimated life of vehicle ownership proves to vary materially from the estimates we use, we would be required to change our estimates, which could result in material differences in the amount of revenue recognized in any given period. Historically, there have not been any changes to our five-year estimate.

Revenues relating to the sale of service contracts by our Boomerang segment are recognized over the life of the contract. The term of service contracts offered ranges from 12 to 36 months and are payable in full upon activation of the related unit or renewal of a previous service contract.

Revenues from international licensing fees are recognized ratably over the initial term of the license, which is typically ten years. Revenues from the sale of products and components of the LoJack System to international licensees are recognized upon shipment to the licensee or, if later, when payment becomes reasonably assured. Royalty revenues are recognized when earned or when payment becomes reasonably assured, whichever is later. We make estimates of collectibility based upon historical experience, customer credit worthiness and current economic trends. Historically, there have not been material adjustments to recognized revenues based on these estimates. As of March 31, 2005 and December 31, 2004, we had deferred revenue of approximately $139,000 and $152,000, respectively, in product shipments to international licensees because collection was not reasonably assured. Revenue on these shipments will be recognized when payment becomes reasonably assured. Changes in the creditworthiness of these licensees could have a material effect on the timing and amounts of revenue recognized.

We sell several types of extended warranties. For those warranties to which a third party, and not us, is the primary obligor, we recognize payments for these insurance contracts, net of related costs, in revenues at the time of sale. Revenues related to extended warranties, for which a third party is the primary obligor, aggregated approximately $1,045,000 and $915,000 for the quarters ended March 31, 2005 and 2004, respectively. If the laws of jurisdictions change so that we are determined to be the primary obligor, revenues may have to be deferred under such circumstances. We believe that these jurisdictional changes are possible and should they occur, reported revenues could be adversely impacted.

For those warranties for which we are the primary obligor, revenues are deferred and recognized over the estimated term of the warranties, determined to be equivalent to the estimated life of vehicle ownership, which is five years. Such revenues recognized from extended warranties previously deferred aggregated approximately $1,216,000 and $955,000 for the quarters ended March 31, 2005 and 2004, respectively. If the estimated life of vehicle ownership varies significantly from the estimates we use, material differences in the amount of revenue recognized in any given period could result. Incremental costs directly related to the provision of such warranties are deferred and charged to expense proportionately as the revenues are recognized. Any remaining warranty costs relating to actual claims made are recognized when incurred. We believe the likelihood of material changes to the average estimated life of vehicle ownership is low.

Accounts Receivable. Domestic accounts receivable are due principally from automobile dealers that are geographically dispersed. If the creditworthiness or the financial strength of the dealers were to decline, there could be an adverse effect on our operating results and cash flows.

The terms under which we generally sell products and components of the LoJack System to international licensees include purchased private trade credit insurance or, most commonly, established payment terms. Should geopolitical situations change in the countries where our international licensees operate, there could be additional credit risks.

Accounts receivable related to our Boomerang segment consist of payments due from automotive dealers and accessory retailers. In the normal course of business, we monitor the financial condition of our customers. Our management does not believe that we have significant exposure to any individual customer. We have established an allowance for doubtful accounts that corresponds to the creditworthiness of our customers, historical trends and economic circumstances. Changes to these estimates are possible and could result in a material effect on our balance sheet and reported results of operations.

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

Valuation of cost investments. Periodically, we have made investments in our international licensees. Our investments in these licensees have resulted in ownership of less than 20% of any one licensee and because we do not exercise significant control over the licensees, we account for these investments using the cost method of accounting. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. The carrying values of these investments are periodically reviewed. Based upon projections of anticipated future cash flows, market conditions, legal factors, market potential, operational performance, and in some cases, independent appraisals, we have concluded that there are no impairments to the fair value of these investments that should be viewed as other-than-temporary. The international licensees in which we have made investments are in the early stages of operations and continue to develop their business models. We may be required to record an impairment charge in a future period if (1) a licensee requires additional capital and is unable to raise sufficient capital to continue operations, (2) a licensee raises sufficient capital, but at a lower stock price than currently valued and/or (3) the operations and future cash flows of the licensee vary significantly from current projections, adversely affecting the viability of the business. We have not recorded any gains or losses on these investments through March 31, 2005. While we believe that our estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in operating in these international markets could materially affect our evaluations and result in impairment charges against the carrying value of these investments.

Valuation of Long-Lived Assets, Intangibles and Goodwill. As part of our October 2004 acquisition of Boomerang, we recorded certain identifiable assets and goodwill. We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually, in the fourth quarter, in the case of goodwill. If it is determined that the carrying value of intangibles, long-lived assets and/or goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment by comparing the carrying value of the asset to its fair value. No such impairment charges have been recorded to date. Impairment of intangible assets and goodwill could result in a material, non-cash expense in the consolidated statement of income.

Income Taxes and Deferred Taxes. We file income tax returns in Canada as well as in many states and localities within the United States. We estimate our income tax expense after considering, among other factors, differing tax rates between jurisdictions, allocation factors, tax credits, nondeductible items and changes in enacted tax rates. A 1% change in our effective income tax rate for the three months ended March 31, 2005 would have the effect of changing net income by approximately $42,000. Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as “temporary differences.” The tax effect of these temporary differences is recorded as “deferred tax assets” and “deferred tax liabilities” on the consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of income. Deferred tax liabilities typically reflect a current tax deduction for which the related item has not yet been recorded in the consolidated statement of income. The carrying value of deferred tax assets assumes that there will be sufficient future taxable income generated in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record a valuation allowance against our deferred tax assets resulting in additional income tax expense in our consolidated statement of income.

Financial Derivative Instruments and Hedging. We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, or SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended. SFAS No. 133 requirements include the documentation of our hedging strategy and documentation that is required at the time we execute a hedge. The primary objective of our use of interest rate hedges is to reduce the volatility of interest expense relating to our long-term debt. We record changes in the fair value of these cash flow hedges in accumulated other comprehensive income (loss) until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to income. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) (“OCI”) and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings. Any changes to the effectiveness of the derivative contracts could significantly impact the timing of any related gains or losses recognized in our statements of income.

The above list is not intended to be a comprehensive list of all of our accounting estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States of America, with little need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Results of Operations for the three months ended March 31, 2005 versus the three months ended March 31, 2004

Revenues

Revenues for the three months ended March 31, 2005 increased by 34%, or $10,806,000, as compared to the same period a year ago.

For the three months ended March 31, 2005, we recorded $4,440,000 of revenue relating to our Boomerang segment. Because we acquired Boomerang Tracking, Inc. in October 2004, there are no related revenues included in our reported results for the three months ended March 31, 2004. These revenues are 11% lower than unaudited revenues for Boomerang of approximately $4,963,000, including the $368,000 positive impact of foreign exchange, for the three months ended March 31, 2004, mainly reflecting decreased unit sales through the insurance channel in Quebec. We have undertaken initiatives, including the ongoing discussions with insurance providers, to increase revenues during the remainder of 2005.

For the three months ended March 31, 2005, revenues relating to our domestic segment increased by 13%, or $3,463,000, as compared to the same period a year ago, primarily due to:

•	An increase of $2,785,000, or 12%, in revenue resulting from a 15% increase in the number of LoJack Units sold during the period partially offset by a decrease in the average revenue per unit sold, reflecting the increasing percentage of units installed by our third party installers and distributors as well as increased incentives earned by customers during the first quarter of 2005. Units installed by third party installation partners yield lower sales prices because the installation is performed by the third party, not the Company;

•	An increase of $340,000, or 23%, in revenue recognized from the sale of warranty products; and

•	Additional revenue of $383,000 relating to LoJack Early Warning as the number of units in the installed base continues to grow. Revenue for this product is initially deferred and then recognized over 5 years, the estimated life of vehicle ownership; offset by

•	Reduced sales of alarms of $145,000, or 36%, as our focus shifted away from these products toward warranty and LoJack Early Warning products.

For the three months ended March 31, 2005, revenues related to our international segment increased by 50%, or $2,903,000, as compared to the same period a year ago primarily due to:

•	An increase in revenue of $2,492,000, resulting from additional LoJack Units shipped to our licensees in Latin America and South Africa as sales to their customers continues to grow; and

•	Increased royalty revenues of $190,000, or 37%, primarily attributed to additional royalties earned from our licensees in Argentina and France. The number of units installed in the licensees’ customer base, which positively impacts the royalty calculation, continues to increase.

Cost of Goods Sold

Cost of goods sold for the quarters ended March 31, 2005 and 2004 was 49% of revenues.

Cost of goods sold relating to our domestic segment for the quarter ended March 31, 2005 was 44% of revenues compared to 47% of revenues for the same period a year ago, reflecting continuing initiatives to reduce the overall per unit installed cost of the product, including various distribution and installation programs to more cost effectively sell and install LoJack Units by utilizing third parties. While domestic unit sales increased by 15% in the first quarter of 2005 as compared to the same period a year ago, total installation costs grew by only 1%, resulting in average direct installation labor cost per unit decreasing by 12%.

Cost of goods sold relating to our international segment was 62% of revenues for the quarter ended March 31, 2005 as compared to 56% of revenues for the same period a year ago largely due to (i) a higher portion of LoJack Unit sales sold at lower prices to licensees in countries that generate substantial volume, (ii) a higher portion of LoJack Unit sales to licensees that utilize versions of the LoJack unit with a higher manufactured cost, and (iii) the impact of foreign exchange on inventory manufactured and sold in Brazil.

Cost of goods sold relating to our Boomerang segment for the quarter ended March 31, 2005 was 50% of revenues as compared to 40% of revenues for the same period a year ago mainly reflecting a shift, since our acquisition of Boomerang in October 2004, from the Boomerang product to the Boomerang2 product, which has a higher hardware cost and higher related recurring service contract fees.

Product Development

Product development expenses decreased by $20,000 for the three months ended March 31, 2005 as compared to the same period a year earlier. The decrease was mainly attributed to:

•	A decrease in product development payments to third party vendors during the three months ended March 31, 2005 of $372,000. Product development costs are recognized upon the attainment of previously defined milestones by our third party vendors.

•	An increase in personnel costs of $190,000 relating to our domestic and international segments during the three months ended March 31, 2005, as we increase our engineering capability to support new products and infrastructure equipment; and

•	Product development expenses of $167,000 relating to our Boomerang segment. Because we acquired Boomerang Tracking, Inc. in October 2004, there are no related product development expenses included in our reported results for the three months ended March 31, 2004. These product development expenses are comparable to the unaudited product development expenses for Boomerang for the three months ended March 31, 2004.

Sales and Marketing

Sales and marketing expenses increased $1,319,000, or 17%, for the three months ended March 31, 2005, as compared to the same period a year earlier primarily due to:

•	Increased media and advertising expenses relating to our domestic segment of $381,000;

•	An increase of $137,000 in costs related to the improvement of existing incentive programs which benefit our selling partners in our domestic segment – new car dealerships;

•	Increased salaries and incentive compensation relating to our domestic segment of $117,000;

•	Additional bad debt reserves of $219,000 relating to our domestic and international segments, reflecting increased sales volumes during the quarter;

•	Expenses of $394,000 relating to our Boomerang segment. Because we acquired Boomerang Tracking, Inc. in October 2004, there are no related expenses included in our reported results for the three months ended March 31, 2004. These sales and marketing expenses are significantly lower than the unaudited sales and marketing expenses of approximately $951,000 for Boomerang for the three months ended March 31, 2004, which included expenses for an office in California which was closed in late 2004 prior to the acquisition.

General and Administrative

General and administrative expenses increased by $1,886,000, or 45%, for the three months ended March 31, 2005 as compared to the same period a year earlier primarily due to:

•	Increased compensation expenses of $150,000 for administrative personnel necessary to support future growth;

•	Additional legal fees of $199,000, primarily relating to an ongoing effort to recover product development fees paid to a third party;

•	Increased accounting and tax fees of $125,000 necessary to support compliance with the Sarbanes-Oxley Act of 2002 and various tax planning initiatives;

•	Expenses of $1,114,000 relating to our Boomerang segment. Because we acquired Boomerang Tracking, Inc. in October 2004, there are no related expenses included in our reported results for the three months ended March 31, 2004. These general and administrative expenses are 15% higher than the unaudited general and administrative costs of approximately $972,000 for Boomerang for the three months ended March 31, 2004 mainly attributable to a negative impact from foreign exchange.

Depreciation and Amortization

Depreciation and amortization expenses increased by $713,000, or 112%, for the three months ended March 31, 2005 as compared to the same period a year ago. The increase is primarily related to depreciation and amortization expenses related to our Boomerang segment, of which $282,000 relates to the amortization of intangibles and $260,000 to the depreciation of fixed assets. The remaining increase of $171,000 of additional depreciation reflects higher fixed asset balances in our domestic segment.

Other Income (Expense)

Other expense, net, increased by $156,000 for the three months ended March 31, 2005 as compared to the same period a year earlier primarily due to increased interest expense of $219,000. The increase in interest expense resulted mostly from the $24,727,000 of long-term debt which was used to partially finance the Boomerang acquisition, and remained outstanding at March 31, 2005. The increased interest expense was partially offset by increased interest income from increased cash balances.

Provision for Income Taxes

The provision for income taxes increased by $569,000 for the three months ended March 31, 2005 as compared to the same period a year ago. The increases were a result of $1,626,000 in additional related taxable income for the three months ended March 31, 2005 as compared to the same period in 2004. Our effective combined tax rate was 37% for the period ending March 31, 2005 reflecting the statutory U.S. federal, U.S. state and Canadian tax rates offset by the impact of research and development tax credits generated by our Boomerang segment, as compared to 39% for the period ending March 31, 2004.

Net Income and Earnings Per Share

As a result of the foregoing, net income increased by $1,057,000 in 2005 to $2,635,000, from $1,578,000 in 2004.

Included in our consolidated net income of $2,635,000 for the three months ended March 31, 2005 is a net loss of $48,000 from our Boomerang segment. Boomerang’s impact on net income for the three months ended March 31, 2005 was anticipated and we expect Boomerang to be accretive to earnings for the year ended December 31, 2005. Because we acquired Boomerang Tracking, Inc. in October 2004, there is no net income or loss included in our reported results for the three months ended March 31, 2004.

During the first quarter of 2005, we experienced dilution in basic and diluted earnings per share due to increased weighted average shares as compared to the same period a year earlier. The increases in basic and diluted weighted average common shares outstanding reflects (i) new shares issued under the employee stock purchase plan, (ii) the exercise of existing stock options and, in the case of diluted weighted average shares, (iii) a larger number of stock options being included in the dilution calculations. because the market price of our common stock increased to a point where the stock options’ exercise prices were less than the average market price of the common stock.

In addition, in connection with our acquisition of Boomerang, 591,266 shares of our common stock and 835,659 exchangeable shares of ExchangeCo were issued in October 2004.

Liquidity and Capital Resources

In October 2004, we entered into a Multicurrency Credit Agreement, to partially finance the acquisition of Boomerang and to provide access to working capital credit. The Multicurrency Credit Agreement is comprised of a $10,000,000 revolving line of credit (the “line of credit”) and the term loan.

The borrowings under the term loan used for the Boomerang acquisition totaled CAD$30,100,000 (US dollar equivalent of $24,727,000 outstanding as of March 31, 2005). Borrowings under the term loan bear interest at a variable rate, adjustable quarterly, at our option, at either the Canadian base rate or a Euro-currency denominated rate. The Canadian base rate, which is the effective rate at March 31, 2005, is defined as the greater of the Canadian prime rate (4.25% at March 31, 2005) or the Canadian dollar denominated bankers acceptance rate plus 1% (totaling 3.59% at March 31, 2005). The term loan requires that we make quarterly principal payments at the rate of CAD$1,230,000 per quarter for all of 2005 and CAD$1,537,000 per quarter from March 2006 through October 29, 2009, the termination date when all outstanding balances become due. The March 31, 2005 principal payment was paid in early April 2005. In January 2005, we entered into an interest rate cap agreement relating to this term loan. In accordance with the interest rate cap agreement, we are entitled to proceeds equal to the amount by which the Canadian dollar denominated bankers acceptance rate exceeds 4.00% multiplied by the notional amount of the hedge outstanding. As of March 31, 2005, the Canadian dollar denominated bankers acceptance rate was 2.59% and the notional value of the interest rate cap was CAD$30,100,000.

Borrowings under the $10,000,000 line-of-credit facility must be denominated in U.S. dollars. No borrowings under the line of credit were outstanding at March 31, 2005.

The Multicurrency Credit Agreement generally contains limitations on certain investments, acquisitions and/or mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including minimum leverage and EBITDA ratios, minimum net worth levels and maximum capital expenditures. The payment of dividends is permitted under the term loan and line-of-credit facility and is limited only to the extent such payments affect our ability to meet certain financial performance measures thereunder. Failure to maintain compliance with covenants could impair the availability of the facility. As of March 31, 2005, we were in compliance with all covenants under the Multicurrency Credit Agreement.

We also have a $5,000,000 revolving credit note (the “demand line”). In April 2005, we reduced the demand line to $4,000,000. Outstanding borrowings under the demand line bear interest, payable monthly, at the bank’s base rate (5.75% at March 31, 2005), or if converted at our option, based upon the LIBOR rate plus 175 basis points (totaling 4.62% at March 31, 2005). A $595,000 irrevocable letter of credit was established for a vendor in January 2004 and a $425,000 irrevocable letter of credit was established for a vendor in January 2005. These letters of credit reduce the available borrowings under this demand facility. As of March 31, 2005, there was $693,000 of outstanding borrowings under the demand line used for overdraft protection on our operating bank account which was repaid in full by April 4, 2005. As of March 31, 2004, there were no borrowings under the previous line of credit outstanding.

In May 2005, we agreed with our lender to two amendments to our existing Multicurrency Credit Agreement, and the agreed form of documentation is in the process of being executed. The First Amendment eliminated a restriction that limited our ability to repurchase shares of our capital stock. The Second Amendment to the Multicurrency Credit Agreement added a CAD$5,000,000 revolving line-of-credit facility for our Canadian subsidiaries, LoJack ExchangeCo Canada and Boomerang Tracking Inc. Borrowings under this Canadian dollar denominated line-of-credit facility will bear interest at a variable rate, at our option, at either the Canadian base rate or a Euro-currency denominated rate. Any amounts outstanding under the line of credit may be repaid and then reborrowed until October 29, 2009, the line-of-credit termination date when all outstanding balances become due. Along with the addition of the line-of-credit facility, the Second Amendment to the Multicurrency Credit Agreement increased the amounts allowed under the financial covenant for capital expenditures.

We generate positive cash flows from our operations and expect this trend to continue in both the short and long-term. Additional uses of cash will be based on rate of return analyses, but may include investments in new technologies, products and/or international licensees or markets, which may require substantial investments of capital. We plan to continue to explore opportunities in international markets, including the potential for strategic partnerships, alliances and/or equity investments. During 2005, we intend to continue activities to open new markets in Italy and China. We expect to begin operations in Italy in 2005 and in China in late 2005 or early 2006. These strategies may require additional investment in 2005 and beyond which we plan to fund using existing cash, cash flows from operations and, if needed, our borrowing facilities.

We intend to continue to develop new technologies and may introduce new products that leverage our brand recognition and reputation for vehicle recovery.

As of March 31, 2005, we had working capital of $36,236,000. We plan to fund our operations, including capital expenditures, using existing cash, cash flows from operations and, if needed, the existing line-of-credit and demand facilities discussed above. We expect capital expenditures for the remainder of 2005 to total as much as $3.2 million. If we pursue significant opportunities in international markets, we may be required to find additional sources of capital. We believe the sources available to us will be adequate for our present and anticipated needs.

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

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2005	2004
Cash provided by (used for):
Operating activities	$3,962	$1,369
Investing activities	(6,664)	(564)
Financing activities	3,625	745
Effect of exchange rate changes on cash	57	—

Increase in cash and equivalents	$980	$1,550

Cash provided by operating activities increased by $2,593,000 during the three months ended March 31, 2005, compared to the same period in 2004. The increase was due to (i) an increase in net income of $1,057,000, (ii) an increase in cash generated by stock option plan tax benefits recorded of $1,053,000, and (iii) an increase in cash from operating activities from other working capital items of $483,000.

Cash used in investing activities increased by $6,100,000 during the three months ended March 31, 2005, compared to the same period in 2004, primarily due to (i) $4,920,000 used to invest in investment-grade commercial paper, corporate bonds and U.S. Government and agency securities and (ii) increased capital expenditures which included tooling and testing equipment related to our “next generation” LoJack Unit and various upgraded computer desktops and laptops.

Cash provided by financing activities increased by $2,880,000 during the three months ended March 31, 2005, compared to the same period in 2004, primarily reflecting (i) additional proceeds of $2,016,000 from the exercise of stock options, (ii) short term borrowings of $693,000 under our $5,000,000 demand line used for overdraft protection on our operating bank account, and (iii) lower capital lease payments of $171,000 because, beginning in January 2003, we began to enter into operating leases for new vehicles used by installation personnel.

Currently, we do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off balance sheet financing transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have limited exposure to market risk due to the nature of our financial instruments. Our financial instruments at March 31, 2005 consisted of cash and equivalents, short-term investments, accounts receivable, derivative instruments, accounts payable, customer deposits, accrued liabilities, capital lease obligations, long-term debt and credit facilities. The fair value of these financial instruments as of March 31, 2005, approximated their carrying values. Our short-term investments are in the form of investment-grade commercial paper, corporate bonds and U.S. Government and agency securities that are carried at fair value in the financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Our primary market risk exposures relate to interest rate risk and foreign currency exchange rate risk.

Interest rate exposure relates primarily to the effect of interest rate changes on amounts outstanding under our term loan for which there was CAD$30,100,000 (equivalent to U.S. $24,727,000) of borrowings outstanding as of March 31, 2005 and our variable rate line-of-credit and demand facilities. Based on the outstanding borrowings under the term loan at March 31, 2005, a 1% increase in the interest rate would result in an additional $247,000 of annual interest expense. In January 2005, we entered into an interest rate cap agreement to limit a portion of our interest rate risk associated with the term loan. There was no related interest rate exposure under our line-of-credit as there were no borrowings outstanding during the first quarter of 2005 and minimal interest rate exposure under our demand facility.

Most of our transactions with customers and vendors are denominated in U.S. dollars. In November 2002, we entered into an agreement to convert $1,033,000 of a $1,749,000 note receivable from our Argentine licensee to be denominated in Argentine pesos. As of March 31, 2005, $567,000 was outstanding under this note. As a reserve for 100% of this note has been established, there is no foreign currency exposure reflected in the financial statements. In December 2002, we established a Brazilian subsidiary, LoJack do Brasil, and purchase and sale transactions denominated in Brazil’s currency (real) began in May 2003. As of March 31, 2005, there were approximately $5,520,000 of U.S. dollar denominated intercompany long-term loans outstanding to LoJack do Brasil. LoJack do Brasil maintains certain working capital balances denominated in Reals. If we encounter material foreign currency exposure with this foreign subsidiary in the future, we may elect to manage the related exposure by utilizing a hedging strategy.

In October 2004, we completed our acquisition of Boomerang, a Canadian company with a functional currency of Canadian dollars. We manage foreign exchange exposures that cause both earnings and cash volatility by utilizing a hedging strategy. In January 2005, we entered into four foreign currency hedge contracts with notional value totaling CAD$1,500,000 to hedge a portion of anticipated Canadian dollar denominated sales against currency fluctuations. At March 31, 2005, a contract with a notional value of $221,000 matured resulting in a $4,000 gain. The remaining three contracts, with notional values totaling CAD$1,279,000 have maturity dates from June 30, 2005 through December 31, 2005. A 1% increase in the foreign exchange rate would result in a decrease of CAD$13,000 in recorded revenues. We record changes in the fair value of the cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to income.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of our products and services, the effectiveness of our marketing initiatives, the rate of growth in the industries of our customers, the presence of competitors with greater technical, marketing, and financial resources, our ability to promptly and effectively respond to technological change to meet evolving customer needs, capacity and supply constraints or difficulties, our ability to successfully integrate businesses that we acquire, and our ability to successfully expand our operations. For a further discussion of these and other significant factors to consider in connection with forward–looking statements concerning us, reference is made to our Annual Report on Form 10-K for the period ended December 31, 2004.

We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 4. Controls and Procedures

Based on their evaluations, as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) are effective.

There have been no changes in our internal control over financial reporting during the first fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities and we did not repurchase any shares of our stock during the first quarter of 2005.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
10.1	Sixth Amendment to Loan Agreement, dated as of April 27, 2005, by and among Citizens Bank of Massachusetts and LoJack Corporation, LoJack International Corporation, LoJack Global LLC, LoJack Operating Company, L.P. and Vehicle Recovery Systems Company.

10.2	Form of First Amendment to MultiCurrency Credit Agreement among LoJack Corporation, LoJack ExchangeCo Canada Inc., the Guarantors from time to time parties hereto, the Lenders from time to time parties hereto and Harris Trust and Savings Bank, as Administrative Agent, and Bank of Montreal, as Canadian Co-Agent.

10.3	Form of Second Amendment to MultiCurrency Credit Agreement among LoJack Corporation, LoJack ExchangeCo Canada Inc., the Guarantors from time to time parties hereto, the Lenders from time to time parties hereto and Harris Trust and Savings Bank, as Administrative Agent, and Bank of Montreal, as Canadian Co-Agent.

31.1	Rule 13a-14(a)/15(d)–14(a) Certifications.

31.2	Rule 13a-14(a)/15(d)–14(a) Certifications.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation
Registrant

Date: May 10, 2005	By:	/s/ Joseph F. Abely
Joseph F. Abely
Chief Executive Officer

Date: May 10, 2005	By:	/s/ Richard T. Riley
Richard T. Riley
President and Chief Operating Officer

Date: May 10, 2005	By:	/s/ Keith E. Farris
Keith E. Farris
Chief Financial Officer
(Principal Financial Officer)