Form 10-Q
period 2005-09-30
LOJACK CORP
filed 2005-11-09
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

There were 17,684,833 shares issued and outstanding of the registrant’s common stock, $.01 par value, as of October 31, 2005.

LOJACK CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$16,464	$15,862
Short-term investments at fair value	29,165	5,575
Accounts receivable - Net	36,669	29,687
Inventories	12,210	12,613
Prepaid expenses and other	4,585	3,212
Deferred income taxes	3,753	3,784

Total current assets	102,846	70,733
PROPERTY AND EQUIPMENT - NET	17,154	15,600
DEFERRED INCOME TAXES	3,640	5,873
INTANGIBLE ASSETS - NET	7,905	8,446
GOODWILL	45,934	44,584
OTHER ASSETS - NET	4,656	4,286

TOTAL	$182,135	$149,522

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$4,988	$4,241
Accounts payable	11,088	8,040
Accrued and other liabilities	6,593	6,431
Current portion of deferred revenue	18,275	15,856
Deferred income taxes	36	110
Accrued compensation	4,683	5,495

Total current liabilities	45,663	40,173
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	15,767	20,900
DEFERRED REVENUE	25,320	21,343
DEFERRED INCOME TAXES	2,596	3,115
ACCRUED COMPENSATION	360	41

TOTAL LIABILITIES	89,706	85,572

COMMITMENTS AND CONTINGENT LIABILITIES	—	—
STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value; authorized, 10,000,000 shares; one special voting preferred share issued and outstanding	—	—
Common stock - $.01 par value; authorized, 35,000,000 shares; issued and outstanding, 18,461,747 at September 30, 2005 and 17,223,917 at December 31, 2004	176	164
Additional paid-in capital	39,296	24,514
Unearned compensation	(1,195)	(367)
Accumulated other comprehensive income	2,014	923
Retained earnings	52,138	38,716

Total stockholders' equity	92,429	63,950

TOTAL	$182,135	$149,522

The accompanying notes are an integral part of the condensed consolidated financial statements

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2005	2004
	(unaudited)
Revenues	$52,253	$38,019
Cost of goods sold	23,567	17,811

Gross margin	28,686	20,208

Costs and expenses:
Product development	1,247	1,314
Sales and marketing	10,776	9,084
General and administrative	6,390	4,302
Depreciation and amortization	1,512	807

Total	19,925	15,507

Operating income	8,761	4,701

Other income (expense):
Interest income	236	52
Interest expense	(230)	(6)
Other	130	728

Total	136	774

Income before provision for income taxes	8,897	5,475
Provision for income taxes	3,096	2,141

Net income	$5,801	$3,334

Earnings per share:
Basic	$0.32	$0.22

Diluted	$0.30	$0.21

Weighted average shares:
Basic	18,098,134	15,501,005

Diluted	19,495,412	16,192,226

The accompanying notes are an integral part of the condensed consolidated financial statements

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2005	2004
	(unaudited)
Revenues	$144,368	$106,104
Cost of goods sold	66,712	50,550

Gross margin	77,656	55,554

Costs and expenses:
Product development	3,732	4,132
Sales and marketing	29,828	25,217
General and administrative	19,320	13,029
Depreciation and amortization	4,312	2,053

Total	57,192	44,431

Operating income	20,464	11,123

Other income (expense):
Interest income	496	133
Interest expense	(692)	(30)
Other	857	728

Total	661	831

Income before provision for income taxes	21,125	11,954
Provision for income taxes	7,703	4,662

Net income	$13,422	$7,292

Earnings per share:
Basic	$0.76	$0.48

Diluted	$0.71	$0.46

Weighted average shares:
Basic	17,732,612	15,254,678

Diluted	18,985,178	15,810,666

The accompanying notes are an integral part of the condensed consolidated financial statements

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,422	$7,292
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred revenue recognized	(16,975)	(4,291)
Deferred revenue additions	22,933	9,147
Stock-based compensation	323	99
Depreciation and amortization	4,867	3,242
Allowance for doubtful accounts	834	143
Deferred income taxes	1,647	(1,288)
Gain on disposal of fixed assets	(137)	(335)
Unrealized foreign currency gain	(458)	—
Tax benefit related to stock option plan	3,313	—
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(7,210)	(7,442)
Inventories	687	(358)
Prepaid expenses and other	(1,360)	(1,706)
Other assets	(402)	(108)
Accounts payable	2,968	112
Accrued and other liabilities	(714)	2,078

Net cash provided by operating activities	23,738	6,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	(5,481)	(2,040)
Purchase of marketable securities	(30,527)	—
Proceeds from the sale of marketable securities	6,925	—
Purchase of intangible assets	(150)	—
Proceeds from sale of fixed assets	174	361

Net cash used for investing activities	(29,059)	(1,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	9,703	3,733
Issuance of shares under employee stock purchase plan	627	433
Repayment of long-term debt, capital lease obligations and short-term borrowings	(5,579)	(717)
Proceeds from debt	693	—

Net cash provided by financing activities	5,444	3,449

Effect of exchange rate changes on cash and equivalents	479	24

INCREASE IN CASH AND EQUIVALENTS	602	8,379
BEGINNING CASH AND EQUIVALENTS	15,862	4,746

ENDING CASH AND EQUIVALENTS	$16,464	$13,125

Supplemental cash flow information:
Income taxes paid	$5,493	$4,682
Interest paid	$692	$30
Supplemental disclosure of non-cash financing activities:
Fair value of restricted stock issued	$1,263	$508

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

In October 2004, we acquired Boomerang Tracking, Inc. (Boomerang), a marketer and provider of stolen vehicle recovery technology in Canada. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations, (SFAS No. 141), and the accompanying condensed consolidated statement of income and statement of cash flows include the operations of Boomerang for the three and nine months ended September 30, 2005. The accompanying condensed balance sheets include the amounts of Boomerang as of December 31, 2004 and September 30, 2005.

In the opinion of our management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows. The results reported in these condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.

Certain reclassifications have been made to the interim unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2004 to conform to current year presentation.

2. Unaudited Pro Forma Results

On October 29, 2004, we acquired Boomerang, a provider of stolen vehicle recovery technology in Canada. The following represents the unaudited pro forma results of operations for LoJack and Boomerang as though the acquisition of Boomerang had occurred on January 1, 2004 (in thousands, except per share data). The unaudited pro forma financial information is not necessarily indicative of the results for the three and nine month periods ended September 30, 2004 that would have resulted had the acquisition occurred on January 1, 2004, nor is it necessarily indicative of future results. Had we acquired Boomerang as of January 1, 2004, our pro forma results for the three and nine month periods ended September 30, 2004 would have been as follows, as compared to our actual consolidated results for the three and nine months ended September 30, 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(As Reported)	(Pro Forma)	(As Reported)	(Pro Forma)
Revenues	$52,253	$43,161	$144,368	$121,278
Net income	5,801	3,625	13,422	8,073
Earnings per share:
Basic	$0.32	$0.21	$0.76	$0.48
Diluted	$0.30	$0.21	$0.71	$0.47

3. Derivative Instruments and Hedging

We account for derivative instruments at fair value in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Investments and Hedging Activities as amended, (SFAS 133). If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings. There was no material impact from the ineffective portion of the hedges during 2005.

In January 2005, we entered into an interest rate cap agreement for a term of two years to limit a portion of our interest rate risk associated with the CAD$30,100,000 term loan relating to our acquisition of Boomerang in October 2004. In accordance with the interest rate cap agreement, we are entitled to proceeds equal to the amount by which the Canadian dollar denominated bankers acceptance rate exceeds 4.00% multiplied by the notional amount. The notional amount as of September 30, 2005 was CAD$23,410,000 and is scheduled to be reduced over a two year amortization period ending December 31, 2006. As of September 30, 2005 the 30-day Canadian dollar denominated bankers acceptance rate was 2.86%. During the nine months ended September 30, 2005, the value of the interest rate cap instrument decreased resulting in losses of $35,000, net of tax, which were recorded in accumulated other comprehensive income (AOCI). The fair value of the interest rate cap agreement totaled $10,000 as of September 30, 2005 and was recorded within other assets on our condensed consolidated balance sheet.

In January 2005, we entered into four foreign currency hedge contracts with notional value totaling CAD$1,500,000 to hedge a portion of anticipated Canadian dollar denominated sales against currency fluctuations. As of September 30, 2005, three contracts with a notional value totaling CAD$1,151,000 have matured resulting in a $18,000 realized gain in the condensed consolidated statements of income. As of September 30, 2005 we recorded cumulative unrealized losses of $10,000, net of tax, in AOCI for the remaining contract which matures on December 31, 2005.

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

The following pro forma information regarding net income and basic and diluted net income per share as required under SFAS No. 123 has been determined as if we had accounted for employee stock options under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing method. The estimated fair values of the options are amortized to expense over the respective vesting period. The pro forma effects of recognizing compensation expense under the fair value method on net income and basic and diluted earnings per share for the three and nine month periods ended September 30, 2005 and 2004 were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$5,801	$3,334	$13,422	$7,292
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects:	85	26	198	60
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of related tax effects:	(419)	(311)	(1,304)	(994)

Pro forma net income:	$5,467	$3,049	$12,316	$6,358

Earnings per share:
Basic, as reported	$0.32	$0.22	$0.76	$0.48
Basic, pro forma	$0.30	$0.20	$0.69	$0.42
Diluted, as reported	$0.30	$0.21	$0.71	$0.46
Diluted, pro forma	$0.28	$0.19	$0.65	$0.41

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

In May 2003, our stockholders approved our 2003 Stock Incentive Plan, which provides for the issuance of stock options and the granting of restricted stock to our executive officers, officers and other key employees. For the first nine months ended in 2005 and 2004, we granted 88,668 and 62,750 shares of restricted stock under the incentive plan to our employees. The fair market value of these shares on the date of grant totaled $1,263,000 and $508,000, respectively, and was recorded to unearned compensation as a component of total stockholders’ equity. The restricted shares vest equally on an annual basis over a three-year period and are subject to forfeiture until the third anniversary of the grant date. As of September 30, 2005, 10,350 shares were forfeited. Compensation expense equal to the total fair market value on the date of grant is recognized on a straight-line basis over the three-year vesting term. During the three and nine month periods ended September 30, 2005, $137,000 and $323,000, respectively, and for the three and nine months ended September 30, 2004 $43,000 and $99,000, respectively, had been recorded in operating expenses.

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

A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended September 30, 2005 and 2004 is as follows:

	2005	2004
Weighted average shares for basic	18,098,134	15,501,005
Dilutive effect of stock options and restricted shares	1,397,278	691,221

Weighted average shares for diluted	19,495,412	16,192,226

A reconciliation of weighted average shares used for the basic and diluted computations for the nine months ended September 30, 2005 and 2004 is as follows:

	2005	2004
Weighted average shares for basic	17,732,612	15,254,678
Dilutive effect of stock options and restricted shares	1,252,566	555,988

Weighted average shares for diluted	18,985,178	15,810,666

As of September 30, 2005 all options to purchase shares of common stock were included in the computation of diluted earnings per share because the Company’s average market price per share for the three and nine months ended September 30, 2005 exceeded the exercise price for all outstanding stock options. Options to purchase 765,800 and 1,285,220 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three and nine month period ended September 30, 2004. Such options have been excluded because the options’ exercise prices were greater than the average market price of the common share, and the effect of including these securities would have been antidilutive.

6. Inventories

Inventories are classified as follows (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$380	$913
Work in process	130	151
Finished goods	11,700	11,549

Total inventories	$12,210	$12,613

7. Other Assets

Other assets consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Investment in international licensees	$3,987	$3,956
Deferred compensation plan assets	360	—
Deferred financing costs-net	173	199
Security deposits and other	136	131

Total other assets	$4,656	$4,286

Investment in International Licensees

At September 30, 2005 and December 31, 2004, investments in international licensees included a 12.5% equity interest in our Mexican licensee, of $1,533,000 and $1,502,000, respectively, and a 13.37% equity interest in our French licensee of $2,454,000 as of the end of both reporting periods. These investments are accounted for under the cost method of accounting, as we do not own 20% or more of any one licensee, and because we do not exercise significant control over the licensees, we account for these investments using the cost method of accounting. We have concluded that there are no impairments to the fair value of these investments that should be viewed as other-than-temporary. Accordingly, we have not recorded any losses on these investments through September 30, 2005.

Below are the revenues related to, and the outstanding receivables from, our Mexican and French licensees (in thousands):

	Mexican Licensee	French Licensee
Revenues for the three months ended:
September 30, 2005	$1,279	$385
September 30, 2004	$741	$424
Revenues for the nine months ended:
September 30, 2005	$3,701	$1,217
September 30, 2004	$2,374	$951
Accounts receivable at:
September 30, 2005	$1,604	$327
December 31, 2004	$1,185	$235

Nonqualified Deferred Compensation Plan

In March 2004, we established a nonqualified deferred compensation plan for the benefit of our key employees. The plan allows for eligible employees to defer a percentage of their total compensation. We will match 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of their compensation. Company contributions become 100% vested three years after contribution. We may also make discretionary contributions to the deferred compensation plan in a form and manner we determine. Employee deferrals and company contributions began in the first quarter of 2005.

We account for the deferred compensation plan in accordance with Emerging Issues Task Force No 97-14, Accounting for Deferred Compensation Arrangements Where Amounts are Held in a Rabbi Trust and Invested. The investments of the deferred compensation plan are included in other assets at fair value with a corresponding liability, which was included in long-term accrued compensation in our condensed consolidated balance sheets.

The deferred compensation plan assets consists of investments in marketable securities, including mutual funds, classified as trading and reported at fair value with unrealized gains and losses included in the statement of income. Compensation expense, which offsets the changes in the corresponding liability, was included in general and administrative expense for the three and nine month periods ended September 30, 2005. Costs approximated market values at September 30, 2005.

8. Warranty Costs

We provide for the estimated costs associated with fulfilling our warranty related obligations. The provision is included in the consolidated condensed balance sheets within accrued and other liabilities. Warranty coverage is provided on both our LoJack and Boomerang Units. We warrant to consumers that LoJack Units will be free from defects in material and/or workmanship for a period of two years from the date of installation and Boomerang Units will be free from defects in material and/or workmanship for a period of five years from the date of installation. We also warrant to purchasers of LoJack Units that if a LoJack equipped vehicle is stolen in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time the theft is reported to the police, we will pay the consumer an amount equal to the full purchase price of the LoJack Unit up to a maximum of $695 (up to $995 if the consumer owns LoJack Early Warning). We warrant to purchasers of Boomerang Units that if a Boomerang equipped vehicle is stolen and not recovered, we will pay the consumer an amount equal to the full purchase price of the unit up to a maximum of CAD$1,000 for the Boomerang Unit and CAD$2,000 for the Boomerang2 Unit. Anticipated costs related to these product warranties are charged against income at the time of sale of the related product. A roll forward of the activity within warranty costs, which are included in accrued expenses, for the three and nine months ended September 30, 2005 and 2004 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$615	$443	$845	$491
Additions charged to cost and expense	37	35	132	121
Deductions	(17)	(35)	(342)	(169)

Balance at end of period	$635	$443	$635	$443

9. Demand and Line-of-Credit Facilities

In April 2005, we reduced our existing $5,000,000 demand line to $4,000,000. Outstanding borrowings under the demand line bear interest, payable monthly, at the bank’s base rate (6.75% at September 30, 2005), or if converted at our option, based upon the 30-day LIBOR rate plus 175 basis points (totaling 5.61% at September 30, 2005). As of September 30, 2005 we had two irrevocable letters of credit in the aggregate amount of $1,020,000 outstanding. These letters of credit reduce the available borrowings under this demand line. As of September 30, 2005, there were no outstanding borrowings under the demand line.

In May 2005, we entered into an agreement with our lender for CAD$500,000 in overdraft protection for our Boomerang segment. Interest on this overdraft protection will be based on the lender’s prime rate plus 75 basis points.

In July 2005, we executed two amendments with our lender to the existing Multicurrency Credit Agreement. The First Amendment eliminates a restriction that limited our ability to repurchase shares of our capital stock which was amended in September 2005 as outlined below.

The Second Amendment also executed in July 2005, adds a CAD$5,000,000 revolving line-of-credit facility for our Boomerang segment. Borrowings under this Canadian dollar denominated line-of-credit facility will bear interest at a variable rate, at our option, at either the Canadian base rate or a Euro-currency denominated rate. The Canadian base rate is defined as the greater of the Canadian prime rate or the 30-day Canadian dollar denominated bankers acceptance rate plus 1%. The Euro-currency denominated rate is defined as Canadian LIBOR, as adjusted for a Euro currency reserve percentage, plus an applicable margin. The line of credit will be available to be drawn down on and to be repaid until October 29, 2009, the termination date of the Multicurrency Agreement. Along with the addition of the line-of-credit facility, the Second Amendment increases the amounts allowed under the financial covenant for capital expenditures.

In September 2005, we executed the Third Amendment to the Multicurrency Agreement with our lender which redefined the criteria whereby at anytime the company could repurchase capital stock. The Third Amendment allows us to initiate a capital stock repurchase plan as long as no default or event of default exists.

Borrowings under the $10,000,000 line-of-credit facility relating to the Multicurrency Agreement must be denominated in U.S. dollars. No borrowings under the line of credit were outstanding at September 30, 2005.

10. Comprehensive Income

Total comprehensive income and its components for the three and nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$5,801	$3,334	$13,422	$7,292
Other comprehensive gains (losses):
Foreign currency translation adjustments	1,228	477	1,141	145
Unrealized (loss) / gain on derviative instruments, net of tax	11	—	(45)	—
Unrealized losses on short-term investments, net of tax	—	—	(5)	—

Comprehensive income	$7,040	$3,811	$14,513	$7,437

Total accumulated other comprehensive income and its components were as follows (in thousands):

	September 30, 2005	December 31, 2004
Currency translation adjustments	$2,072	$931
Unrealized loss on short-term investments, net of tax	(13)	(8)
Unrealized loss on derivative instruments, net of tax	(45)	—

Total accumulated other comprehensive income	$2,014	$923

11. Segment Reporting

We have three separately managed and reported business segments: domestic, international, and Boomerang. The operating results of each segment are regularly reviewed and evaluated by senior management.

In October 2004, we acquired Boomerang, a provider of stolen vehicle recovery technology in Canada. We consider Boomerang as its own operating segment in addition to our domestic and international segments. The condensed consolidated income statement data include the operations of Boomerang for the three and nine months ended September 30, 2005. The condensed consolidated balance sheet data include the amounts of Boomerang as of September 30, 2005 and December 31, 2004.

The following table presents information about our operating segments as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004 (in thousands). Certain general overhead costs and income taxes have been allocated to the domestic and international segments based on methods considered to be reasonable by our management.

	Domestic Segment	International Segment	Boomerang Segment	Consolidated
Condensed Consolidated Income Statement Data
Three Months Ended September 30, 2005
Revenues	$36,000	$11,397	$4,856	$52,253
Net income	2,852	2,548	401	5,801

Three Months Ended September 30, 2004
Revenues	$30,174	$7,845	$—	$38,019
Net income	1,639	1,695	—	3,334

Nine Months Ended September 30, 2005
Revenues	$99,695	$30,266	$14,407	$144,368
Net income	7,219	5,737	466	13,422

Nine Months Ended September 30, 2004
Revenues	$84,910	$21,194	$—	$106,104

Net income	3,698	3,594	—	7,292

Condensed Consolidated Balance Sheet Data
As of September 30, 2005
Total assets	$100,881	$20,620	$60,634	$182,135
Deferred revenue	29,001	1,670	12,924	43,595

As of December 31, 2004
Total assets	$68,318	$18,720	$62,484	$149,522
Deferred revenue	23,237	2,080	11,882	37,199

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Management is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the notes thereto. The actual results could differ from those estimates. Our accounting policies are described in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the period ended December 31, 2004. A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The significant accounting policies and estimates, which we believe to be the most critical in understanding and evaluating our reported financial position and results of operations, include:

Revenue Recognition and Deferred Revenue. We earn revenues primarily from the domestic sale and installation of LoJack Units and LoJack Early Warning, the sale of products and components to international licensees, the receipt of international license fees, royalties when earned, the sale of extended and enhanced warranty programs, and the sale of Boomerang and Boomerang2 Units, related products, and service contracts.

We generally recognize revenue on domestic sales of LoJack Units, Boomerang Units and related products, upon installation. For sales to our third party installation partners and distributors, revenue is recognized upon sale to the third party.

Revenues relating to the sale of LoJack Early Warning are recognized over the period of the estimated life of vehicle ownership, which management estimates to be five years. As of September 30, 2005 and December 31, 2004, we had deferred recognition of revenue of approximately $10,003,000 and $6,371,000, respectively, related to this product. If the estimated life of vehicle ownership proves to vary materially from the estimates we use, we would be required to change our estimates, which could result in material differences in the amount of revenue recognized in any given period. Historically, there have not been any changes to our five-year estimate.

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

We sell several types of extended warranties. For those warranties to which a third party, and not us, is the primary obligor, we recognize payments for these insurance contracts, net of related costs, in revenues at the time of sale. Revenues related to extended warranties for which a third party is the primary obligor aggregated approximately $1,281,000 and $3,548,000 for the three and nine months ended September 30, 2005, respectively and $1,111,000 and $3,064,000 for the three and nine months ended September 30, 2004, respectively. If the laws of jurisdictions change so that we are determined to be the primary obligor, revenues may have to be deferred under such circumstances. We believe that these jurisdictional changes are possible and should they occur, reported revenues could be adversely impacted.

For those warranties for which we are the primary obligor, revenues are deferred and recognized over the estimated term of the warranties, determined to be equivalent to the estimated life of vehicle ownership, or five years. Such revenues recognized from extended warranties previously deferred aggregated $1,360,000 and $3,893,000 for the three and nine months ended September 30, 2005, respectively, and $1,058,000 and $3,000,000 for the three and nine months ended September 30, 2004, respectively. If the estimated life of vehicle ownership varies significantly from the estimates we use, material differences in the amount of revenue recognized in any given period could result. Incremental costs directly related to the provision of such warranties are deferred and charged to expense proportionately as the revenues are recognized. Any remaining warranty costs relating to actual claims made are recognized when incurred. We believe the likelihood of material changes to the average estimated life of vehicle ownership is low.

Accounts Receivable. Domestic accounts receivable are due principally from automobile dealers that are geographically dispersed. If the creditworthiness or the financial strength of the dealers were to decline, there could be an adverse effect on our operating results and cash flows.

The terms under which we generally sell products and components of the LoJack System to international licensees include purchased private trade credit insurance and established payment terms. Should geopolitical situations change in the countries where our international licensees operate, there could be additional credit risks.

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

Valuation of cost investments. Periodically, we have made investments in our international licensees. No such investment has resulted in ownership of 20% or more of any one licensee, and because we do not exercise significant control over the licensees, we account for these investments using the cost method of accounting. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. The carrying values of these investments are reviewed periodically. Based upon projections of anticipated future cash flows, market conditions, legal factors, market potential, operational performance, and in some cases, independent appraisals, we have concluded that there are no impairments to the fair value of these investments that should be viewed as other-than-temporary. The international licensees in which we have made investments are in the early stages of operations and continue to develop their business models. We may be required to record an impairment charge in a future period if (1) a licensee requires additional capital and is unable to raise sufficient capital to continue operations, (2) a licensee raises sufficient capital, but at a lower stock price than currently valued and/or (3) the operations and future cash flows of a licensee vary significantly from current projections, adversely affecting the viability of the business. We have not recorded any gains or losses on these investments through September 30, 2005. While we believe that our estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in operating in these international markets could materially affect our evaluations and result in impairment charges against the carrying value of these investments.

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

Income Taxes and Deferred Taxes. We file federal income tax returns in the United States and Canada as well as in many states, provinces and localities within the United States and Canada. We estimate our income tax expense after considering, among other factors, differing tax rates between jurisdictions, allocation factors, tax credits, nondeductible items and changes in enacted tax rates. A 1% change in our effective income tax rate for the three and nine months ended September 30, 2005 would have the effect of changing net income by approximately $89,000 and $211,000, respectively. Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as “temporary differences.” The tax effect of these temporary differences is recorded as “deferred tax assets” and “deferred tax liabilities” on the consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of income. Deferred tax liabilities typically reflect a current tax deduction for which the related item has not yet been recorded in the consolidated statement of income. The carrying value of deferred tax assets assumes that there will be sufficient future taxable income generated in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record a valuation allowance against our deferred tax assets resulting in additional income tax expense in our consolidated statement of income.

Financial Derivative Instruments and Hedging. We account for derivative instruments and hedging activities in accordance with SFAS No. 133. SFAS No. 133 requirements include the documentation of our hedging strategy and documentation that is required at the time we execute a hedge. The primary objective of our use of interest rate hedges is to reduce the volatility of interest expense relating to our long-term debt. We record changes in the fair value of these cash flow hedges in accumulated other comprehensive income (loss) until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to income. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in AOCI and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings. Any changes to the effectiveness of the derivative contracts could significantly impact the timing of any related gains or losses recognized in our consolidated statements of income.

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

Results of Operations for the three and nine months ended September 30, 2005 versus the three and nine months ended September 30, 2004

Revenues

Revenues for the three and nine months ended September 30, 2005 increased by 37%, or $14,234,000 and 36%, or $38,264,000, respectively, as compared to the same periods a year ago.

For the three months ended September 30, 2005, revenues relating to our domestic segment increased by 19%, or $5,826,000, as compared to the same period a year ago, primarily due to:

•	An increase of $4,799,000, or 18%, in revenue resulting from a 24% increase in the number of LoJack Units sold during the period partially offset by a decrease in the average revenue per unit sold, reflecting the increasing percentage of units installed by our third party installers and distributors as well as increased incentives earned by customers during the third quarter of 2005. Units installed by third party installation partners yield lower sales prices because the installation is performed by the third party, not the Company. Unit volume and revenue per unit have also been impacted by the growth in sales to higher volume dealers resulting in efficiencies driving down the cost per installation and providing the dealer with better unit pricing and optimal customer service;

•	An increase of $357,000, or 20%, in revenue recognized from the sale of warranty products; and

•	Additional revenue of $425,000 relating to LoJack Early Warning as the number of units in the installed base continues to grow. Revenue for this product is initially deferred and then recognized over 5 years, the estimated life of vehicle ownership.

For the nine months ended September 30, 2005, revenues relating to our domestic segment increased by 17%, or $14,785,000, as compared to the same period a year ago, primarily due to:

•	An increase of $12,505,000, or 16%, in revenue resulting from a 21% increase in the number of LoJack Units sold during the period partially offset by a decrease in the average revenue per unit sold, reflecting the increasing percentage of units installed by our third party installers and distributors, increased incentives earned by customers and increased dealer penetration caused by the company’s bulk installation program during the nine months ended September 30, 2005;

•	An increase of $835,000, or 16%, in revenue recognized from the sale of warranty products; and

•	Additional revenue of $1,230,000 relating to LoJack Early Warning as the number of units in the installed base continues to grow.

For the three months ended September 30, 2005, revenues related to our international segment increased by 45%, or $3,552,000, as compared to the same period a year ago, primarily due to:

•	A $3,290,000 increase in revenue from our Latin America region, resulting from additional LoJack Units shipped to our licensees as sales to their customers continues to grow, and

•	Increased royalty revenues of $323,000, or 44%, primarily attributed to additional royalties earned from our international licensees. The number of units installed in our licensees’ customer base, which positively impacts the royalty calculation, continues to increase.

For the nine months ended September 30, 2005, revenues related to our international segment increased by 43%, or $9,072,000, as compared to the same period a year ago, primarily due to:

•	A $8,972,000 increase in revenue from our Latin America region, resulting from additional LoJack Units shipped to our licensees as sales to their customers continues to grow, and

•	Increased royalty revenues of $816,000, or 43%, primarily attributed to additional royalties earned from our international licenses.

For the three and nine months ended September 30, 2005, revenue relating to our Boomerang segment totaled $4,856,000 and $14,407,000, respectively. Because we acquired Boomerang in October 2004, there are no related revenues for the same periods a year ago included in our reported 2004 operating results. Excluding positive exchange rate differences of $464,000 and $1,344,000, Boomerang’s revenues are 16% lower than the $5,295,000 and $15,805,000 recorded for the three and nine months ended September 30, 2004, respectively. The current year decreases in revenue are attributed principally to decreased unit sales through the insurance channel in Quebec. We have undertaken initiatives designed to increase unit sales, including ongoing discussions with insurance providers to increase mandates, and introduction of programs to address new market segments. We anticipate these initiatives will have a positive impact on revenues during the remainder of 2005 and 2006.

Cost of Goods Sold

Cost of goods sold as a percentage of revenue for the three months ended September 30, 2005 declined to 45% from 47% for the three months ended September 30, 2004. For the nine months ended September 30, 2005 cost of goods sold declined to 46% from 48% for the corresponding period ended September 30, 2004.

Cost of goods sold relating to our domestic segment for the three and nine months ended September 30, 2005 declined to 43% and 43 % as a percentage of revenue compared to 44% and 45%, respectively, for the same periods a year ago. These improvements reflect continuing initiatives to reduce the overall per unit installed cost of the product, including various distribution and installation programs to more cost effectively sell and install LoJack Units by utilizing third parties, as well as attaining volume discounts with the company’s primary provider of LoJack units. While domestic unit sales increased by 24% and 21% in the three and nine months ended September 30, 2005 as compared to the same periods a year ago, total installation costs grew by only 10% and 8%, respectively. The net impact on direct installation labor costs per unit as a result of the distribution and installation programs was a decrease of 12% and 11%, as compared to the three and nine months ended September 30, 2004, respectively.

Cost of goods sold relating to our international segment for the three and nine months ended September 30, 2005 was 52% and 57% as a percentage of revenue as compared to 58% and 56%, respectively for each of the same periods a year ago. The decrease for the three months ended September 30, 2005 was largely due to the impact of foreign exchange on inventory manufactured and sold in Brazil.

Cost of goods sold relating to our Boomerang segment for the three and nine months ended September 30, 2005 were 43% and 45% of revenues as compared to 43% and 41%, respectively, for the same periods one year ago. For the nine month period ended September 30, 2005 the increase in Boomerang’s cost of goods sold reflects a shift, since our acquisition of Boomerang in October 2004, from the Boomerang product to the Boomerang2 product, which has a higher hardware cost and higher related recurring service contract fees.

Product Development

Product development expenses decreased by $67,000 and $400,000 for the three and nine months ended September 30, 2005, respectively, as compared to the same periods a year earlier. The decreases were mainly attributed to:

•	A decrease in product development payments to third party vendors during the three and nine months ended September 30, 2005 of $447,000 and $1,597,000, respectively. Product development costs are recognized upon the attainment of previously defined milestones by our third party vendors. The primary reason for the decline in product development costs for the three and nine months ended September 30, 2005 relate to the development of the next generation LoJack Unit which costs were substantially incurred in 2004. In the first quarter of 2005, we received the first units of the next generation LoJack Unit.

•	An increase in personnel costs of $141,000 and $648,000 relating to our domestic and international segments during the three and nine months ended September 30, 2005, respectively, as we increase our engineering capability to support new products and infrastructure equipment; and

•	Product development expenses of $193,000 and $549,000 for the three and nine months ended September 30, 2005, respectively, relating to our Boomerang segment. Because we acquired Boomerang in October 2004, there are no related product development expenses included in our reported results for the three and nine months ended September 30, 2004. These product development expenses are comparable to the unaudited product development expenses recorded by Boomerang for the three and nine months ended September, 2004.

Sales and Marketing

Sales and marketing expenses increased by $1,692,000, or 19%, and $4,611,000, or 18%, for the three and nine months ended September 30, 2005, respectively, as compared to the same periods a year earlier, primarily due to:

•	Increased media and advertising expenses relating to our domestic segment for the three and nine months ended September 30, 2005 of $262,000 and $1,027,000, respectively;

•	Increased salaries and incentive compensation relating to our domestic segment for the three and nine months ended September 30, 2005 of $306,000 and $839,000, respectively, as compared to the same periods a year earlier, primarily as a result of improved Company performance over the prior year;

•	Additional bad debt reserves of $114,000 and $548,000 for the three and nine months ended September 30, 2005, respectively, relating to our domestic and international segments, reflecting increased sales volumes during 2005; and

•	Expenses of $551,000 and $1,626,000 for the three and nine months ended September 30, 2005, respectively relating to our Boomerang segment. Because we acquired Boomerang in October 2004, there are no related expenses included in our reported results for the three and nine months ended September 30, 2004. Excluding the negative impact of foreign exchange, these sales and marketing expenses are significantly lower than the unaudited sales and marketing expenses of $684,000 and $2,407,000 for Boomerang for the three and nine months ended September 30, 2004, which also included expenses for an office in California which was closed in late 2004 prior to the acquisition.

General and Administrative

General and administrative expenses increased by $2,088,000, or 49%, and $6,291,000 or, 48%, for the three and nine months ended September 30, 2005 as compared to the same periods a year earlier, primarily due to:

•	Increased compensation and personnel related expenses of $256,000 and $1,140,000 for the three and nine months ended September 30, 2005, respectively, for domestic and international administrative personnel necessary to support future growth;

•

Additional legal and consulting fees of $519,000 and $1,278,000 for the three and nine months ended September 30, 2005, respectively, primarily relating to an ongoing effort to recover certain product development fees in the first quarter 2005 and fees related to the Company’s international expansion efforts and international tax savings strategies;

•	Costs of $181,000 incurred in the nine months ended September 30, 2005 related to the expensing of due diligence costs associated with a possible acquisition which was abandoned in the second quarter of 2005;

•	Expenses of $895,000 and $3,319,000, respectively, for the three and nine months ended September 30, 2005 relating to our Boomerang segment. Because we acquired Boomerang in October 2004, there are no related expenses included in our reported results for the three and nine months ended September 30, 2004. These general and administrative expenses are comparable to the unaudited general and administrative expenses for Boomerang for the three and nine months ended September, 2004.

Depreciation and Amortization

Depreciation and amortization expenses increased by $705,000, or 87%, and $2,259,000, or 110%, for the three and nine months ended September 30, 2005, respectively, as compared to the same periods a year ago. The increase is primarily related to depreciation and amortization expenses related to our Boomerang segment, of which $297,000 and $877,000 relates to the amortization of intangibles for the three and nine months ended September 30, 2005, respectively. In addition, $275,000 and $778,000 relates to Boomerang’s depreciation of fixed assets for the three and nine month periods ended September 30, 2005, respectively. The remaining increase of $133,000 and $604,000 reflects higher fixed asset balances in our domestic segment for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods one year ago.

Other Income (Expense)

Other income for the three and nine month periods ended September 30, 2005 was $136,000 and $661,000 as compared to $774,000 and $831,000 for the three and nine month periods ended September 30, 2004, respectively. Other income for the three month period ended September 30, 2005 was primarily attributable to (i) $150,000 of foreign exchange gains relating to several United States Dollar denominated loans payable from our wholly owned Brazilian subsidiary, LoJack do Brasil, whose functional currency is the Brazilian Real, (ii) $236,000 in interest income primarily generated from investing the company’s excess cash, and (iii) $230,000 in interest expense primarily on long-term debt associated with the Company’s acquisition of Boomerang. For the three month period ended September 30, 2004 other income was primarily attributable to a gain of $728,000 resulting from a CAD$33 million foreign exchange contract entered into in August 2004 to hedge the Company’s Canadian dollar commitment to acquire Boomerang.

For the nine month period ended September 30, 2005 the company recorded $661,000 of other income which was primarily attributable to (i) a $120,000 dividend relating to our investment in our Mexican licensee, (ii) $750,000 of foreign exchange gains relating to several United States Dollar denominated loans payable from LoJack do Brasil, (iii) $496,000 in interest income primarily generated from investing the company’s excess cash, and (iv) $692,000 in interest expense primarily on long-term debt associated with the Company’s acquisition of Boomerang. For the nine month period ended September 30, 2004 the company recorded $831,000 of other income which was primarily attributable to a gain of $728,000 resulting from a CAD$33 million foreign exchange contract entered into in August 2004 to hedge the Company’s Canadian dollar commitment to acquire Boomerang and $133,000 in interest income resulting from investing the company’s excess cash.

Provision for Income Taxes

The provision for income taxes increased by $955,000 and $3,041,000 for the three and nine months ended September 30, 2005, respectively, as compared to the same periods a year earlier. The increases were a result of $3,422,000 and $9,171,000 in additional taxable income for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. Our effective combined tax rates for the three and nine months ended September 30, 2005 were 35% and 36%, respectively versus 39% for the comparable periods in 2004. The company’s effective tax rates reflect the statutory U.S. federal, U.S. state and Canadian tax rates offset by the impact of research and development tax credits generated by our Boomerang segment. The improvement in the combined tax rates in both periods reflects a reduction in the company’s domestic effective state tax rate and tax credits generated by our Boomerang segment.

Net Income and Earnings Per Share

As a result of the foregoing, consolidated net income increased by $2,467,000 and $6,130,000 to $5,801,000 and $13,422,000 for the three and nine months ended September 30, 2005, respectively, from $3,334,000 and $7,292,000 for the three and nine months ended September 30, 2004, respectively.

Included in our consolidated net income of $5,801,000 and $13,422,000 for the three and nine months ended September 30, 2005, respectively, is a net after tax contribution of $401,000 and $466,000 from our Boomerang segment. Boomerang’s impact on net income for the three and nine months ended September 30, 2005 was anticipated and we expect Boomerang to be accretive to earnings for the year ended December 31, 2005. Because we acquired Boomerang in October 2004, there is no net income or loss included in our reported results for the three and nine months ended September 30, 2004.

During the three month and nine months ended September 30, 2005, we experienced dilution in basic and diluted earnings per share due to increased weighted average shares as compared to the same period a year earlier. The increases in basic and diluted weighted average common shares outstanding reflects (i) new shares issued under the employee stock purchase plan, (ii) the exercise of existing stock options and (iii), in the case of diluted weighted average shares, a larger number of stock options being included in the dilution calculations because the market price of our common stock increased to a point where the stock options’ exercise prices were less than the average market price per share of common stock. In addition, in connection with our acquisition of Boomerang, 591,266 shares of our common stock and 835,659 exchangeable shares of ExchangeCo common stock equivalents were issued in October 2004.

Liquidity and Capital Resources

In October 2004, we entered into a Multicurrency Credit Agreement, to provide debt financing for the acquisition of Boomerang and to replace a prior revolving line of credit facility. The Multicurrency Credit Agreement is comprised of a $10,000,000 revolving line of credit (the “line of credit”) and a term loan.

The borrowings under the term loan used for the Boomerang acquisition totaled CAD$30,100,000 (U.S. dollar equivalent of $24,660,000 at time of closing on October 29, 2004). Borrowings under the term loan bear interest at a variable rate, adjustable quarterly, at our option, at either the Canadian base rate or a Euro-currency denominated rate (“Canadian LIBOR”). The Canadian base rate is defined as the greater of the Canadian prime rate (4.50% at September 30, 2005) or the Canadian dollar denominated bankers acceptance rate plus 1% (totaling 3.86% at September 30, 2005). The Canadian LIBOR rate at September 30, 2005 was 4.20%. The term loan requires that we make quarterly principal payments at the rate of CAD$1,230,000 per quarter for all of 2005 and CAD$1,537,000 per quarter from March 2006 through October 29, 2009, the termination date when all outstanding balances become due. During the second quarter of 2005 the Company elected to pay an additional voluntary principal payment of CAD$2,100,000. The Company may continue to make additional voluntary principal payments in the future depending on future cash flows.

In January 2005, we entered into an interest rate cap agreement relating to this term loan. In accordance with the interest rate cap agreement, we are entitled to proceeds equal to the amount by which the Canadian dollar denominated bankers acceptance rate exceeds 4.00% multiplied by the notional amount of the hedge outstanding. As of September 30, 2005, the Canadian dollar denominated bankers acceptance rate was 2.86% and the notional value of the interest rate cap was CAD$23,410,000.

Borrowings under the $10,000,000 line-of-credit facility must be denominated in U.S. dollars. No borrowings under the line of credit were outstanding at September 30, 2005.

The Multicurrency Credit Agreement generally contains limitations on certain investments, acquisitions and/or mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including minimum leverage and EBITDA ratios, minimum net worth levels and maximum capital expenditures. The payment of dividends is permitted under the Multicurrency Credit Agreement and is limited only to the extent such payments affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the facility. As of September 30, 2005, we were in compliance with all covenants under the Multicurrency Credit Agreement.

In July 2005, we executed two amendments with our lender to the existing Multicurrency Credit Agreement. The First Amendment eliminated a restriction that limited our ability to repurchase shares of our capital stock. The Second Amendment added a CAD$5,000,000 revolving line-of-credit facility for our Boomerang segment. Borrowings under this Canadian dollar denominated line-of-credit facility will bear interest at a variable rate, at our option, based either on the Canadian base rate or a Euro-currency denominated rate. Any amounts outstanding under the line of credit may be repaid and then can be reborrowed until October 29, 2009, the line-of-credit termination date when all outstanding balances become due. Along with the addition of the line-of-credit facility, the Second Amendment increased the amounts allowed under the financial covenant for capital expenditures. In May 2005, we entered into an agreement with our lender for CAD$500,000 in overdraft protection for our Boomerang segment. Interest on this overdraft protection will be based on the lender’s prime rate plus 75 basis points.

In September 2005, we executed the Third Amendment to the Multicurrency Agreement with our lender which redefined the criteria whereby the company could repurchase capital stock. The Third Amendment allows us to initiate a capital stock repurchase plan at any time as long no default or event of default exists.

We also have a $4,000,000 revolving credit note (the “demand line”). Outstanding borrowings under the demand line bear interest, payable monthly, at the bank’s base rate (6.75% at September 30, 2005), or if converted at our option, based upon the LIBOR rate plus 175 basis points (totaling 5.61% at September 30, 2005). As of September 30, 2005, we had two irrevocable letters of credit in the aggregate amount of $1,020,000 outstanding. These letters of credit reduce the amount available to borrow under this demand line. As of September 30, 2005, there were no outstanding borrowings under the demand line.

We generate positive cash flows from our operations and expect this trend to continue in both the short and long-term. Additional uses of cash will be based on rate of return analyses, but may include investments in new technologies, products and/or international licensees or markets, which may require substantial investments of capital. We plan to continue to improve and expand our infrastructure and explore opportunities in international markets, including the potential for strategic partnerships, alliances and/or equity investments. In October 2005, we implemented an initiative in Italy to be the majority owner and operator of the LoJack stolen vehicle recovery network. Majority ownership of the Italian network is part of a new strategy to own a controlling interest in select international markets that present a significant opportunity. This ownership will result in cash outlays of approximately $10,000,000 over the next three years and we expect the Italian operation to begin selling product in early 2006. This includes a capital investment to implement the LoJack network and recognition of the Italian subsidiary’s operating losses over a two to three year period. We anticipate that the long-term profitability generated by the Italian operation after the investment period and the value that will be created as a result of the recurring fee structure will provide us with an adequate return on this investment.

Domestically, we intend to continue to develop new technologies and may introduce new products that leverage our brand recognition, proven technology and knowledge of the process of stolen vehicle recovery. In July 2005, we announced a strategic direction that will enable us to establish nationwide coverage for our tracking and recovery system through an upgrade and expansion of our network. We are presently seeking federal government approval for our plan to move to nationwide coverage as well as to track and recover a variety of valuable mobile assets and we are also in the process of complying with Federal Communication Commission regulations to change our network from wideband to narrowband. The federal government’s move from wide to narrowband channels requires us to make changes to our existing infrastructure that also will accelerate the timetable for the transition to a nationwide mobile asset recovery system. We have expanded our domestic operations to include Oregon and Ohio in September and October 2005, respectively, and we anticipate opening in South Carolina by the end of 2005. Because we have reduced the capital and operating costs required to enter new markets, we expect to shorten the period of time for these three markets to become profitable.

We expect the initiative to own and operate the Italian stolen vehicle recovery network and to expand our domestic markets will require $1,000,000 to $1,300,000 for the remainder of 2005. These investments coupled with the longer term international investment requirements are expected to be funded using existing cash, cash flows from operations and, if needed, our borrowing facilities.

We expect capital expenditures for the remainder of 2005 to total as much as $1,600,000 which we will fund out of our existing working capital, which was $57,183,000 as of September 30, 2005. If we pursue significant opportunities in international markets, we may be required to find additional sources of capital. We believe the sources available to us will be adequate for our present and anticipated needs. We plan to fund our existing operations, including capital expenditures, using existing cash, cash flows from operations and, if needed, the existing line-of-credit and demand facilities discussed above.

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

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Nine months Ended September 30,
	2005	2004
Cash provided by (used for):
Operating activities	$23,738	$6,585
Investing activities	(29,059)	(1,679)
Financing activities	5,444	3,449
Effect of exchange rate changes on cash	479	24

Increase in cash and equivalents	$602	$8,379

Cash provided by operating activities increased by $17,153,000 during the nine months ended September 30, 2005, compared to the same period in 2004. The increase was primarily due to (i) an increase in net income (excluding depreciation and amortization) of $7,755,000, (ii) an increase in cash generated by stock option plan tax benefits of $3,313,000, and (iii) an increase in cash from operating activities from other working capital items of $6,085,000.

Cash used in investing activities increased by $27,380,000 during the nine months ended September 30, 2005, compared to the same period in 2004, primarily due to (i) $23,602,000 in net investment activities used to invest in investment-grade commercial paper, corporate bonds and U.S. Government and agency securities and (ii) increased capital expenditures of $3,441,000 which included tooling and testing equipment related to our next generation LoJack Unit and various upgraded computer systems.

Cash provided by financing activities increased by $1,995,000 during the nine months ended September 30, 2005, compared to the same period in 2004, reflecting an increase in cash generated from the exercise of stock options of $5,970,000 and $194,000 related to the issuance of shares under the LoJack Employee Stock Purchase Plan. This was offset by net cash used to pay down the term loan under the Multicurrency Credit Agreement, capital lease obligations and short-term overdraft protection of $4,169,000.

Currently, we do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off balance sheet financing transactions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have limited exposure to market risk due to the nature of our financial instruments. Our financial instruments at September 30, 2005 consisted of cash and equivalents, short-term investments, accounts receivable, derivative instruments, accounts payable, customer deposits, accrued liabilities, capital lease obligations, long-term debt and credit facilities. The fair value of these financial instruments as of September 30, 2005, approximated their carrying values. Our short-term investments are in the form of investment-grade commercial paper, corporate bonds and U.S. Government and agency securities that are carried at fair value in the financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Our primary market risk exposures relate to interest rate risk and foreign currency exchange rate risk.

Interest rate exposure relates primarily to the effect of interest rate changes on amounts outstanding under our term loan for which there was CAD$24,310,000 (equivalent to U.S. $20,755,000) of borrowings outstanding as of September 30, 2005 and our variable rate line-of-credit and demand facilities. Based on the outstanding borrowings under the term loan at September 30, 2005, a 1% increase in the interest rate would result in an additional $208,000 of annual interest expense. In January 2005, we entered into an interest rate cap agreement to limit a portion of our interest rate risk associated with the term loan. There was no related interest rate exposure under our line-of-credit as there were no borrowings outstanding during the nine months ended September 30, 2005 and minimal interest rate exposure under our demand facility.

Most of our transactions with customers and vendors are denominated in U.S. dollars. In November 2002, we entered into an agreement to convert $1,033,000 of a $1,749,000 note receivable from our Argentine licensee to be denominated in Argentine pesos. As of September 30, 2005, $101,000 was outstanding under this note. As a reserve for 100% of this note has been established, there is no foreign currency exposure reflected in the financial statements. In December 2002, we established a Brazilian subsidiary, LoJack do Brasil, and purchase and sale transactions denominated in Brazil’s currency (Reals) began in May 2003. As of September 30, 2005, there was approximately $2,485,000 of U.S. dollar denominated intercompany long-term loans outstanding to LoJack do Brasil. LoJack do Brasil maintains certain working capital balances denominated in Reals. If we encounter material foreign currency exposure with this foreign subsidiary in the future, we may elect to manage the related exposure by utilizing a hedging strategy.

In October 2004, we completed our acquisition of Boomerang, a Canadian company with a functional currency of Canadian dollars. We manage foreign exchange exposures that cause both earnings and cash volatility by utilizing a hedging strategy. In January 2005, we entered into four foreign currency hedge contracts with notional value totaling CAD$1,500,000 to hedge a portion of anticipated Canadian dollar denominated sales against currency fluctuations. In the nine months ended September 30, 2005, three contracts with a notional value of CAD$1,151,000 matured resulting in a $18,000 gain. The remaining contract, with a notional value of CAD$349,000 has a maturity date of December 31, 2005. A 1% increase in the foreign exchange rate would result in a decrease of CAD$4,000 in recorded revenues. We record changes in the fair value of the cash flow hedges in AOCI, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to income.

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

There have been no changes in our internal control over financial reporting during the third fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities and we did not repurchase any shares of our stock during the nine month period ended September 30, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No	Description
10.1	Third Amendment to Multicurrency Credit Agreement, by and among LoJack Corporation, Exchangeco Canada, Inc. and Boomerang Tracking Inc. and Harris N.A, dated September 23, 2005.

10.2	Seventh Amendment to the Loan Agreement, by and among LoJack Corporation and Citizens Bank of Massachusetts, dated June 30, 2005.

31.1	Rule 13a-14(a)/15(d)–14(a) Certifications

31.2	Rule 13a-14(a)/15(d)–14(a) Certifications

31.3	Rule 13a-14(a)/15(d)–14(a) Certifications

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation
Registrant

Date: November 9, 2005	By:	/S/ JOSEPH F. ABELY
Joseph F. Abely
Chief Executive Officer

Date: November 9, 2005	By:	/S/ KEITH E. FARRIS
Keith E. Farris
Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2005	By:	/S/ BRIAN D. BOYCE
Brian D. Boyce
Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)