Form 10-K
period 2005-12-31
LOJACK CORP
filed 2006-03-10
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005.

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

Common Stock, $.01 par value

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.  Yes    ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer   ☐     Accelerated Filer   ☒     Non-Accelerated Filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes    ☐  No  ☒

The aggregate market value of our common stock, $.01 par value held by non-affiliates was approximately $320,004,000 as of June 30, 2005. The aggregate market value of common stock indicated is based upon the last traded price of the common stock as reported by NASDAQ on June 30, 2005.

As of March 1, 2006, there were 19,052,962 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the definitive Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held on May 18, 2006 (Part III, Items 10, 11, 12, 13 and 14).

LOJACK CORPORATION AND SUBSIDIARIES

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

PART I

ITEM 1 - BUSINESS

OVERVIEW

LoJack is a leading global provider of technology products and services for the tracking and recovery of valuable mobile assets. LoJack was organized as a Massachusetts corporation in 1978. Our proprietary technology, wireless network and unique integration with law enforcement agencies provides an effective means for the tracking and recovery stolen vehicles, motorcycles and construction equipment. LoJack products are sold in 25 states and the District of Columbia in the United States, and in 25 countries internationally. Our technology has led to the recovery of more than 180,000 vehicles globally.

In October 2004 we acquired Boomerang Tracking Inc., or Boomerang, a dominant marketer and provider of stolen vehicle recovery technology in Canada. We believe that there may be opportunities for the development of new products using the resources and knowledge of both the LoJack and Boomerang engineering organizations.

In June 2005, we entered into an agreement with Absolute Software, or Absolute, a Vancouver, British Columbia company, to license our trademark for use with Absolute’s computer theft recovery products which are marketed under the brand name “LoJack for Laptops.”

We have three separately managed and reported business segments: domestic, international, and Boomerang.

THE LOJACK AND BOOMERANG SYSTEMS

The LoJack System

The LoJack System is based on radio frequency, or RF, technology. In the United States, the network is comprised of a Registration System, which we maintain and operate; a Sector Activation System, or SAS, and Vehicle Tracking Units operated by law enforcement officials, or collectively the Law Enforcement Components; and a LoJack Unit. The LoJack System is designed to be integrated into existing law enforcement computer systems and telecommunication systems and procedures. If a vehicle equipped with a LoJack Unit is stolen, its owner reports the theft to the local police department. If the theft is reported in a jurisdiction where the LoJack System is operational, a unique radio signal is automatically transmitted to the LoJack Unit in the stolen vehicle, activating its tracking signal. The Vehicle Tracking Unit, installed in police patrol cars and aircraft throughout the coverage areas (for detail see Global Presence section below) is used to lead law enforcement officers to the stolen vehicle, using sophisticated direction-finding technology to locate the source of the tracking signal emitted from the LoJack Unit in the stolen vehicle.

Under agreements with state and local governmental agencies, we furnish the Law Enforcement Components to state, county and municipal law enforcement agencies at no cost. The installation, testing and maintenance of the Law Enforcement Components are primarily our responsibility. The local law enforcement agency operates the Law Enforcement Components as required during the term of each state, county or municipality’s agreement with us. The agreements with the applicable law enforcement agencies generally are for initial terms of up to five years. To date, substantially all such agreements that would have expired have been renewed or are in the process of renewal. Renewal or extension of any such agreement may be subject to competitive bidding. We have no legal obligation to customers to provide ongoing systems support and maintenance or to refund any of the purchase price if these agreements expire and are not renewed, or are terminated either by us or by the local law enforcement agencies.

We believe that the benefits to consumers from the LoJack System include the following:

•	90% national recovery rate;

•	Covert installation which decreases the chance of a system disablement;

•	RF based technology that penetrates buildings and containers to facilitate tracking and recovery of vehicles that are hidden from view;

•	In the United States and in some foreign jurisdictions, direct integration with law enforcement which results in (i) the automatic activation of the LoJack Unit upon the reporting of a theft to police, and (ii) tracking and recovery by police; and

•	In some foreign markets, insurers require or offer substantial insurance premium discounts for vehicles equipped with approved vehicle recovery devices. In some states of the United States, discounts of up to 35% on the premium for comprehensive coverage are mandated or authorized.

The Boomerang System

The Boomerang System is based on cellular technology and uses the wireless networks of major regional telecommunications companies for tracking stolen assets. The cellular coverage area for Boomerang’s tracking of stolen assets includes most of North America; however its service area is primarily in Canada. The Boomerang network consists of the Boomerang Tracking System that is installed in a purchaser’s vehicle, the cellular network operator, the Boomerang Security Center and Boomerang Vehicle Tracking Units. If a car equipped with a Boomerang Unit is stolen, the vehicle owner is instructed to report the theft to the local police department and the Boomerang Security Center. When the Boomerang Security Center is advised of a theft after a police report has been filed, it obtains the approximate location of the Boomerang Unit via a secure connection with the cellular carrier and then transmits a unique code causing the Boomerang Unit to transmit a tracking signal. After the Boomerang Unit has begun to transmit a tracking signal, a Boomerang Tracking Vehicle is dispatched to the approximate location of the Boomerang Unit. In the province of Ontario we use third parties to perform tracking. The Vehicle Tracking Units use sophisticated direction-finding technology to locate the source of the tracking signal emitted by the Boomerang Unit which, with the integration and/or assistance of local law enforcement personnel, leads to the recovery of the stolen vehicle. Boomerang is in the process of transitioning from analog to digital cellular service.

THE LOJACK ADVANTAGE OVER GPS FOR STOLEN VEHICLE RECOVERY

Unlike systems based on Global Positioning System, or GPS, technology such as OnStar®, our technologies can penetrate buildings and containers for the effective tracking and recovery of stolen mobile assets hidden from view. We differ from such products in that our products are covert without any visible antennas or markings on the vehicle indicating presence of the system. Additionally, the direct integration of the LoJack System with law enforcement results in the automatic activation of the LoJack Unit upon the vehicle owner’s report of the theft to police; no third party intermediaries are involved in the activation or tracking process.

PRODUCTS AND TECHNOLOGY

LoJack

The LoJack Unit is the component of the LoJack System that is installed in a purchaser’s vehicle. The LoJack Unit consists of a very high frequency, or VHF, transponder with antenna, microprocessor and power supply and contains a set of codes unique to the unit. The LoJack Unit’s transmitter is activated upon receipt of its unique activation code from SAS. The routine entry of a stolen vehicle report into domestic law enforcement information systems in jurisdictions where the LoJack System is operational causes the SAS to broadcast the unique activation code to the LoJack Unit in the stolen vehicle, in turn causing the LoJack Unit to transmit a signal. An activated LoJack Unit will continue to broadcast until it receives a properly coded message to stop. The activation and deactivation commands are automatically sent to the LoJack Unit upon entry of theft or recovery information in the law enforcement computer system. All transmissions are made on a nationwide radio frequency allocated by the Federal Communications Commission, or FCC, as a law enforcement radio service.

LoJack Early Warning™, sold as an optional component of the LoJack System, provides early notification to a vehicle owner in the event an unauthorized user is operating the vehicle. LoJack Early Warning consists of a uniquely coded key pass and a motion sensor that works with the LoJack Unit to monitor vehicle movement and detect the presence of the registered owner’s key pass. Should the vehicle move without the presence of the registered owner’s key pass, a communication from the LoJack Unit in the vehicle is transmitted to the LoJack Control Center, a company-maintained database that provides automatic notification via e-mail, pager, and/or home, work or cell phone call to the vehicle owner.

LoJack for Construction Equipment is designed specifically for installation on heavy equipment. It functions similarly to the traditional LoJack Unit, but has been modified to meet the Society of Automotive Engineers design standards for use on heavy-duty vehicles.

LoJack for Motorcycles, a new product that was launched in select markets in 2005, is designed specifically for installation in “on road” motorcycles. It functions similarly to the traditional LoJack Unit, but has been modified and reduced in size so that it can be covertly installed in the limited space of a motorcycle.

We also offer warranty products that may be purchased to supplement the original purchaser’s warranty. These warranty products include: LoJack Extended Limited Recovery Warranty, LoJack Guarantee Plus 5000 (all states but New York state), and LoJack Protection Plus 5000 (New York state only). For more information on our warranty products see Product Warranty section below.

We also license Absolute Software to market computer theft recovery products under the brand name “LoJack for Laptops.” When a computer installed with “LoJack for Laptops” is stolen and connects to the Internet, the computer sends a signal to Absolute’s monitoring center to identify its location and certain other information. Absolute then works with local law enforcement and internet service providers to recover the computer.

Boomerang

The Boomerang Unit is the component of the Boomerang Tracking System that is installed in a purchaser’s vehicle. The Boomerang Unit consists of a cellular band RF transponder with antenna, microprocessor and power supply.

If a car equipped with a Boomerang Unit is stolen, the vehicle owner reports the theft to the local police department and the Boomerang Security Center. When the Security Center is advised of a theft and after a police report has been filed, the Security Center locates the approximate location of the Boomerang Unit via a secure connection with the cellular carrier network and then sends a unique code causing the Boomerang Unit to transmit a tracking signal. A tracking vehicle is dispatched in the general area reported by the Boomerang Unit. The Vehicle Tracking Units, installed in Boomerang tracking vehicles use sophisticated direction-finding technology to locate the source of the tracking signal emitted from the Boomerang Unit. Upon location of the stolen vehicle, Boomerang Vehicle Tracking personnel notify local law enforcement, who recovers the vehicle. In 2005, Boomerang introduced the BoomerangXpress unit. BoomerangXpress is similar in design and functionality to the Boomerang Unit. Whereas the Boomerang Unit is installed in high end luxury vehicles, the BoomerangXpress Unit is targeted to the smaller mid-price vehicle market.

The Boomerang2 Unit is a product that builds upon the Boomerang Unit by integrating two-way communication and diagnostics to provide automatic theft notification by sending a tracking signal upon any unauthorized vehicle movements. The Boomerang2 Unit key fob contains a uniquely coded key pass. A motion sensor, which monitors vehicle movement and detects the presence of the registered owner’s key pass, is incorporated in the Boomerang2 Unit. The Boomerang2 Unit also monitors any tampering with the car battery. Should the motion sensor detect that the vehicle is moving without the presence of the registered owner’s key pass, an automatic call is made by the Unit to the Boomerang Security Center indicating an alarm on the customer car. The Security Center then contacts the client to verify the status of the vehicle. If it is determined the vehicle has been stolen, the Security Center proceeds with the same tracking and recovery steps as noted for the Boomerang Unit.

The Water Resistant Boomerang Unit is designed specifically for installation on construction equipment and marine craft. It functions similarly to the traditional Boomerang Unit, but is enclosed in a water resistant housing.

The Portable Boomerang Unit is designed for installation in special applications such as cargo. It functions similarly to the traditional Boomerang Unit, but is equipped with a larger battery, enabling its operation without a connection to an independent power source.

In 2006, we expect the Boomerang segment to introduce the next generation product called Boomerang Espion. Utilizing multiple wireless sensors, the product is expected to increase the effectiveness of the recovery system. In the event that one of the sensors is compromised the remaining sensors will continue to operate and transmit tracking data to Boomerang’s Security Center.

GLOBAL PRESENCE

The LoJack System presently operates in all or a portion of 25 states and the District of Columbia in the United States. We have available statewide coverage, defined as coverage of at least 80% of the state population, in Arizona, California, Connecticut, the District of Columbia, Maryland, Massachusetts, Michigan, New Jersey and Rhode Island. We have coverage available in major metropolitan areas, cities and high crime areas in Colorado, Delaware, Florida, Georgia, Illinois, Louisiana, Nevada, New Hampshire, New York, North Carolina, Ohio, Oregon, Pennsylvania, Texas, South Carolina, Virginia and Washington. We identify and define coverage areas based on a qualitative analysis of population density, new car sales, geography and distribution of LoJack Units.

Internationally, our licensed stolen vehicle recovery technology is operational in 25 countries and territories around the world. We have a licensed presence in countries located in Latin and South America, Europe and Africa, and the Asia Pacific Rim. We are also pursuing similar licensing agreements in other countries. In 2005, we received all necessary regulatory approvals in Italy, reached agreement with a business partner and began building a network and organizational infrastructure with the expectation of commencing full scale commercial operations in Italy by mid-2006. In 2005, the central government of the People’s Republic of China approved use of a designated frequency for operation of a LoJack stolen vehicle recovery system initially within the Beijing, Tianjin and Hebei Province areas. We are in the process of completing business partner selection for the Chinese market and will work with them to build a network and organizational infrastructure.

With the acquisition of Boomerang in October 2004, we added the leading provider of stolen vehicle recovery in Canada to our organization.

BUSINESS MODEL

Domestic Segment

Our revenues in the United States are derived primarily from the sale of LoJack Units, LoJack Early Warning Units, related products and extended product and non-recovery warranties directly to consumers and through automobile dealers. Revenues from the domestic segment comprised 68% of our consolidated revenues for the year ended December 31, 2005. Approximately 85% of domestic revenues originate through a distribution network of automobile dealers. Expansion into additional markets beyond the automotive market through the introduction of products, such as LoJack for Construction Equipment and LoJack for Motorcycles, leverages the existing network and requires no additional infrastructure. We derive approximately 6% of revenues from the sale of units of LoJack for Construction Equipment directly to fleet and heavy-duty equipment owners.

In 2002, we initiated a program to expand our installation capability by contracting with, and certifying, select dealers and other third parties to install our products. In 2005, 38% of our LoJack Unit sales relating to our domestic dealer business were installed by third parties. We monitor the quality of these alternative installations through the use of an expanded quality control process. For all installations, whether performed by us or by a third party, we maintain full warranty service of LoJack products, both for the convenience of our automobile dealers through which the LoJack products are marketed and for us to maintain a high degree of quality control and security over our technology.

LoJack has a brand awareness of over 90% in the United States based on an awareness study conducted in 2004. We feel this brand awareness is beneficial to all existing sales channels, including automotive, commercial, motorcycle and laptops which will prove beneficial to any new channels we may decide to enter.

International Segment

We began international operations in 1993 and our technology is now operational in 25 countries and territories. We have developed our technology such that the LoJack System can be used either by local law enforcement, by the licensee’s own security organization, or by a combination of both. Revenues from the international segment comprised approximately 22% of our consolidated revenues for the year ended December 31, 2005. International revenues are derived from the sale of LoJack Units and system infrastructure components, royalties and licensing fees. Licensing agreements with international parties have thus far been primarily denominated in U.S. dollars and are structured with up-front licensing fees, which may be substantial and are non-recurring. The agreements provide that we will supply components and products at prices to be determined from time to time and/or receive royalties based upon licensees’ revenues. In 2005, 86% of international revenues were from the sale of LoJack Units.

We focus primarily on the top 30 global markets. Markets are ranked based on high per capita thefts, high annual recurring sales of new vehicles and large numbers of vehicles operating in the area. Our expansion strategy in the international segment may include investments in new or existing international licensees and markets and/or the formation of new international subsidiaries.

We also have made direct investments in selected international licensees that we believe offer significant market opportunity for LoJack Unit sales. At December 31, 2005, we held a 7.74% equity investment, with a carrying value of $2,454,000, in our French licensee and a 12.5% equity investment, with a carrying value of $1,541,000, in our Mexican licensee.

Additionally, we have a majority ownership stake in LoJack Italia, S.r.l. We estimate this ownership will require an investment of approximately $10,000,000 over the next two to three years. This includes a capital investment of approximately $5,000,000 to implement the LoJack network and recognition of $5,000,000 of LoJack Italia losses in LoJack’s operating results. Based on our experience with current international licensees, we believe that both the long-term profitability generated by LoJack Italia after the investment period and the value that will be created will prove to be compelling. This investment is part of our strategy to own a controlling interest in select international markets that present a significant opportunity.

Boomerang Segment

Boomerang revenues are derived primarily from the sale and installation of Boomerang, Boomerang2 and BoomerangXpress Units, related products, and service contracts. Revenues from the Boomerang segment comprised 10% of our consolidated revenues for the year ended December 31, 2005. Approximately 22% of segment revenues are derived from the sale of Boomerang, Boomerang2 and BoomerangXpress Units through auto accessory retailers and automobile dealers. Approximately 78% of segment revenues are derived from service contracts. More than 45 insurance companies based in Quebec and Ontario offer rebates to customers who install a Boomerang Unit in their high priced or high risk of theft vehicles, and in many instances require installation of a Boomerang Unit.

Purchasers of Boomerang Units are required to purchase a service contract with Boomerang. The terms of service contracts offered range from 12 to 36 months and are payable in full upon activation of the related unit or renewal of a previous service contract. As of December 31, 2005, there was approximately $12,622,000 of deferred revenue resulting from approximately 141,000 active service contracts.

VEHICLE AND ASSET THEFT

Domestic Segment

According to the Federal Bureau of Investigation Uniform Crime Report, 1.2 million vehicles were stolen in 2004, with an estimated value of $7.6 billion. Most auto theft is carried out by sophisticated professional thieves, rather than amateur thieves. Thieves typically steal vehicles because of the profit potential of the vehicle’s components on the black market. The National Insurance Crime Bureau also reported that motorcycle theft, totaling 55,657 stolen motorcycles, in the United States and Canada, increased more than 55 percent from 2002 to 2003.

International Segment

Interpol, which provides services for the law enforcement community to optimize the international effort to combat crime, indicated in a recent communication that more than 3 million vehicles are stolen globally each year with an estimated value of approximately $21 billion.

Boomerang Segment

According to the Insurance Bureau of Canada, vehicle theft costs Canadians approximately CAD$1 billion annually. In 2004, 170,000 vehicles were stolen in Canada according to Statistic Canada.

SALES AND MARKETING

Domestic Segment

Our sales and marketing approach in the domestic segment focuses on the United States automotive channel, through which automobile dealerships offer the LoJack Unit as an option for both their new and used car sales. We also market LoJack Early Warning, conventional vehicle security devices, insurance products and extended warranties through automobile dealers. We market primarily through a national sales force that routinely visits new and used car dealers to educate and train dealership personnel on the benefits of the LoJack System and related products. In addition, to supplement distribution efforts, we have entered into cooperative arrangements with third parties specializing in after-market sales and installation of vehicle accessories to increase penetration in existing markets in a cost effective manner. The LoJack Unit and related products can ordinarily be financed as a part of the purchase price of the vehicle. In addition, we use direct advertising to generate product awareness among consumers. To augment our dealer channel sales efforts we produce media and advertising campaigns targeted towards the consumer to increase brand awareness and drive sales.

We also market our products directly to owners of commercial vehicles and to consumers using (i) a national sales force that calls on construction equipment owners and manufacturers, (ii) telemarketing representatives and (iii) direct mail.

We market our LoJack for Motorcycles product through the motorcycle dealer channel in much the same way we market LoJack Systems through automobile dealerships.

International Segment

Sales and marketing efforts in the international segment are typically controlled and funded by our international licensees and their respective management teams.

Boomerang Segment

Our Boomerang segment’s sales and marketing efforts are concentrated in Quebec and Ontario. In Quebec, we work with insurance companies that mandate a stolen vehicle recovery system as a condition for insurance coverage on high priced or high risk of theft vehicles. We maintain a direct sales force in Quebec, which works with automotive accessory retailers and automobile dealers who sell and install Boomerang products to vehicle owners. We also sell products directly to consumers through two company-owned distribution centers. Unit sales in Quebec account for most of our unit sales in Canada.

In Ontario, we sell through the automotive channel in a similar fashion as in the United States using automobile dealers and automotive accessory retailers. We utilize a direct sales force to service the dealers and retailers. Approximately 37% of Boomerang Unit sales in Ontario are made through the commercial channel primarily to construction equipment owners. The commercial business is supported by a direct sales force as well as an infrastructure of dealers who are available to sell and install Boomerang Units.

GROWTH STRATEGY

Our overall goal is to strengthen our leadership position in the vehicle and mobile asset tracking and recovery market through technology leadership, financial strength, market expansion, partnerships with new and established distributors and the global development of the LoJack brand. In addition, if appropriate, we may make acquisitions as a means to add channels of distribution for the LoJack brand or as a way for the company to acquire new technology which could be sold through our existing channels of distribution.

Domestic Segment

Our domestic strategy is to use internal resources and partnerships with third parties to increase unit sales and profitability in the automotive and commercial channels, while developing and introducing new products that leverage our brand recognition and reputation for vehicle recovery to enter new sales channels.

We plan to focus on high volume dealers who maintain a large market share in their geographic areas and dealers that are part of large dealer groups, to drive more aggressive business growth through our automotive channel in the United States. We will continue to expand our varied distribution and installation programs to sell and install LoJack Systems more cost effectively.

In the first quarter of 2005, we introduced LoJack for Motorcycles and entered the motorcycle distribution channel. The motorcycle product leverages our existing network for tracking and recovery.

We have developed the next generation LoJack Unit and received our first shipments from our supplier in the first quarter of 2005. The new unit, which offers the same stolen vehicle recovery features as the predecessor LoJack Unit, is smaller in size and is expected to result in decreased manufacturing costs. (For more information on the next generation LoJack Unit, see “Product Development” section below.)

The LoJack System now operates in 25 states and the District of Columbia, representing about two-thirds of the U.S. population and two-thirds of car theft. We will expand into additional markets as they become economically feasible. In March 2006, we expanded into South Carolina and plan to expand our LoJack System to 1 or 2 additional states in 2006.

International Segment

Our international strategy is to drive more aggressive unit sales growth in countries where the LoJack System is operating through our licensees, including leveraging their strategic relationships with insurance companies and automobile manufacturers. In addition we expect to expand into new geographic markets. We intend to drive unit sales growth through existing licensees by helping them to develop their business models, developing a global technology roadmap and expanding system infrastructure. From time to time, we may make direct strategic investments in international licensees, some of which may be substantial, in order to enable them to gain market share. Our investment strategy has focused on those markets which either represent the best opportunities for significant generation of revenue or where we can positively impact market penetration or revenue growth.

Our strategy is to target international markets in which the combination of new vehicle sales, population density and incidence of vehicle theft is high. Market expansion may be in the form of (i) continuing to license the use of the LoJack System technology, (ii) securing agreements with the host government and gaining rights to the frequency to own and operate a majority interest in the system, such as in Italy, and/or (iii) making strategic investments and/or acquisitions.

With the introduction of the next generation LoJack Unit in the first quarter of 2005, we have a common global platform which utilizes the same basic unit to operate on the varying radio frequencies used globally for stolen vehicle recovery. We believe that this new unit will continue to contribute to international business growth, because it is expected to result in manufacturing efficiencies.

Boomerang Segment

Our Boomerang segment strategy is to focus sales and marketing efforts in Quebec and Ontario in 2006. In Quebec, we intend to continue to work with insurance companies to maintain and extend mandates for the Boomerang System as a condition for consumers to obtain insurance coverage and to train insurance companies and insurance brokers about the services that we offer. We plan to maintain a direct sales force in Quebec, which works with the automotive accessory retailers and automobile dealers who sell and install Boomerang products. We intend to continue to utilize our two distribution centers, which sell and install directly to consumers.

In Ontario, we intend to continue to sell through the automotive channel using automobile dealers and automotive accessory retailers. We intend to continue to leverage our direct sales force and segment experience in marketing directly to the automobile dealers. We believe that the automotive market in Ontario represents a substantial growth opportunity. We will focus on increasing penetration in the commercial channel using our direct sales force to call on equipment dealers and equipment owners.

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

In the first quarter of 2005, we received the first units of the next generation LoJack Unit. We worked with a third party, Plextek Limited, to develop the product and secure manufacturing. The unit is scalable and flexible, with connectivity features that may allow us to develop new products combining GPS and/or cellular based communications with our existing RF based stolen vehicle recovery technology. The unit provides a common platform for both domestic and international operations by utilizing the same basic unit to operate on the varying radio frequencies used in the countries where our technology is utilized for stolen vehicle recovery. We believe this common platform will result in manufacturing efficiencies. With the introduction of this unit, we have added Clarion Manufacturing Corporation as a second manufacturer and transitioned from a single source relationship for our LoJack Units with Motorola, Inc. We are exploring whether concentrating our business with one supplier will offer manufacturing efficiencies and result in lower product costs.

We expect that we will coordinate our Boomerang and domestic segment research and development efforts to offer new products that meet market needs for the tracking and recovering of stolen mobile assets.

Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. Total product development expenses totaled $4,831,000, $4,661,000, and $3,534,000 for the years ended December 31, 2005, 2004 and 2003, respectively. A portion of our product development efforts has been outsourced to third parties. The contracts with third parties require payments based upon completion of defined milestones. Expenses related to milestone achievements, included in the above-mentioned expenses, which are expensed to operations as the milestones are achieved, amounted to $332,000, $1,260,000, and $540,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

GOVERNMENT REGULATION AND APPROVAL

Domestic Segment

The FCC-allocated frequency 173.075 MHz, used by the LoJack System in the United States, is set aside for nationwide use by state and local law enforcement agencies for stolen vehicle recovery systems. Law enforcement agencies in jurisdictions where we operate have been granted authority by the FCC to use this frequency.

In connection with our domestic operations, we must obtain the approval of law enforcement agencies for implementation of the LoJack System before sales of LoJack Units may commence in a given jurisdiction. The approval process may be time consuming and costly and is subject to considerations generally affecting the process of governmental decision-making. In some jurisdictions, governmental approval may be terminable at the convenience of the executive or legislative body. Any such termination could have a material adverse effect on future sales in such jurisdictions.

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

International Segment

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

PRODUCT WARRANTY

Domestic Segment

LoJack Parts & Labor Warranty. We warrant to original purchasers that the LoJack Unit and LoJack Early Warning will be free from defects in material or workmanship for a period of two years from the date of installation. If the product proves to be defective in material or workmanship, we will, at our option, either replace or repair the product.

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

LoJack Guarantee Plus 5000 (Sold in all states in which we do business other than New York). Consumers may purchase an additional five year warranty in which we, or in most jurisdictions an independent third party insurer, warrant to original purchasers of LoJack Units that, if the vehicle becomes a total loss due to theft or is not recovered within 30 days from the time the theft is reported to the police, the consumer may receive up to $2,500 to cover theft related expenses plus up to an additional $2,500 towards the purchase or lease of a replacement vehicle if the consumer returns to the original dealer. We have insured the risk relating to these warranty claims.

LoJack Protection Plus 5000 (Sold in New York State only). Consumers may purchase an additional five year warranty in which we, through an independent third party insurer, warrant to original purchasers of LoJack Units that, if the vehicle becomes a total loss due to theft or is not recovered within 30 days from the time the theft is reported to the police, the consumer may receive up to $2,500 to cover theft related expenses such as insurance deductible, substitute vehicle rental, airfare if the vehicle is stolen more than 100 miles away from home, or nightly accommodations and meals. In addition, the consumer may be eligible to receive $2,500 towards the purchase or lease of a replacement vehicle if the consumer returns to the original dealer. We have insured the risk relating to these warranty claims.

Boomerang Segment

Boomerang Parts & Labor Warranty. We warrant to original purchasers of Boomerang Units that the units will be free from defects in material or workmanship for a period of five years from the date of purchase. A one-year limited warranty on parts and labor applies to BoomerangXpress Units. If the product proves to be defective in material or workmanship we will, at our option, replace or repair the product or reimburse the purchase price paid.

Boomerang Limited Recovery Warranty. We warrant to purchasers of Boomerang Units that if a Boomerang equipped vehicle is stolen and not recovered, we will pay the consumer an amount equal to the full purchase price of the unit and service fees, up to a maximum of CAD$1,000 for the Boomerang Unit and CAD$2,000 for the Boomerang2 Unit. For the BoomerangXpress Units we will offer the consumer a new unit, including installation.

PATENTS AND TRADEMARKS

Domestic Segment

We hold a patent portfolio that covers vehicle tracking, security and recovery. The portfolio includes United States Patents Nos. 4,818,998, 4,908,629, 5,917,423 and 6,229,988BI, which expire in 2006, 2007, 2015 and 2018, respectively, covering portions of the LoJack System. Each of these patents adds to the predecessor patents by adding additional functionality that we believe yields a competitive advantage. In addition, we hold proprietary information that is not patented, but is integral to the operation of the LoJack System. We believe that protection of the unpatented intellectual property will continue beyond the expiration of the stated patents.

We hold United States Patent No. 6,522,698 covering LoJack Early Warning which expires in 2017.

Although management believes the patents have value, there can be no assurance such patents will effectively deter others from manufacturing and marketing a competitive stolen vehicle recovery system.

The LoJack name and logo are registered trademarks in the United States and many other countries. We believe that the LoJack trademark and other trademarks have sufficient recognition to give us a competitive advantage.

Our domestic segment intellectual property strategy is to apply for trademarks and for patents for our inventions whenever appropriate.

International Segment

We hold patents similar to our domestic segment patents in various countries where we either currently do business or intend to do business.

Boomerang Segment

Boomerang holds a patent portfolio that covers location, tracking and recovery using an existing network, our two-way tracking beacon and anti-jamming technology. The portfolio includes United States Patent No. 5,895,436 which expires in 2016 (corresponding to Canadian Patent No. 2,203,302 which expires in 2017) and Canadian patent No. 2,395,843 (corresponding to United States Patent 6,498,565B2) which expires in 2021.

We also hold patents similar to our Boomerang segment patents in various countries where we either currently do business or intend to do business.

Although management believes the patents have value, there can be no assurance such patents will effectively deter others from manufacturing and marketing a stolen vehicle recovery system.

We have registered or filed for the registration of our trademarks Boomerang, Boomerang2, Boomerang & Design (logo), BoomerangXpress and Boomerang Espion in all our major actual or potential markets. We believe these trademarks have sufficient recognition to give us competitive advantage in the Boomerang segment.

Our Boomerang segment intellectual property strategy is to apply for trademarks and for patents for our inventions whenever appropriate.

Our Boomerang segment is actively involved in protecting its intellectual property and has undertaken administrative and legal measures against companies, which, in our opinion, have infringed on our rights.

COMPETITION

Competitive Advantages

We believe that our domestic segment has several competitive advantages including our proprietary RF technology and two way tracking beacon, our distribution networks, well-known brands, and integration with law enforcement. Our technology is proven effective for the recovery of stolen vehicles and mobile assets. We hold a patent portfolio that covers vehicle tracking, security and recovery. We hold proprietary information that is not patented, but is integral to the operation of the LoJack System. Additionally, we have developed a network in the United States that would be very expensive to replicate. We have an established distribution network in the automotive and construction channels in the United States, and an established operating network, through our licensees, in 25 countries internationally. Based on a study performed during 2004, we have a well-known brand with a brand awareness of over 90% in the United States. The LoJack System is directly integrated with law enforcement in the United States and, as a result, we have a detailed understanding of law enforcement systems and procedures. We are unaware of any competitor who proposes a system capable of being operated or actively monitored exclusively by law enforcement agencies, as is the LoJack System. We believe these competitive advantages present substantial barriers to competitive entry into our markets.

We believe that our Boomerang segment products and technology have several competitive advantages including its proprietary cellular tracking and location technology, established relationships with insurance companies in Quebec and Ontario and a well-known brand in Canada.

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

We market the LoJack System as a stolen vehicle recovery device. Our management believes, however, that makers of auto theft prevention devices and GPS devices view the LoJack System as competitive, and, consequently, we believe we face competition from companies that sell vehicle security devices. Some of the competitors and potential entrants into the vehicle tracking market have greater resources than we do. In addition, there can be no assurance that a competitor will not develop a system of theft detection or recovery which would compete with or be superior to the LoJack System.

We believe that we face competition from companies selling GPS products such as OnStar®, vehicle alarms and third party warranty and insurance products; not because the products are comparable to the products we offer, but because they are competing for available consumer funds in the automobile security products after-market. There are numerous smaller companies selling extended warranties and other insurance based products.

International Segment

Several competitors or potential competitors are marketing or have announced the development of products, including those that are based on RF technology, cellular technology, GPS technology or some combination of these technologies, which claim to have stolen vehicle tracking features that may compete directly with the LoJack System in our international segment. In some instances competitors have a market share comparable to that of our licensee. The competitive environment in regions with relatively high rates of auto theft, such as many countries in South America and parts of Africa is generally more intense than in regions where lower rates of theft prevail.

Boomerang Segment

We believe we face competition in the Boomerang segment from companies selling GPS systems which claim stolen vehicle recovery as a service.

CONTRACT MANUFACTURING ARRANGEMENTS

We have contract manufacturing arrangements for both versions of the LoJack Unit and other LoJack System components sold in the domestic and international segments with Motorola and Plextek (who subcontracts the physical manufacturing to Clarion Manufacturing Corporation, a Malaysia based company). We believe that several companies have the capability to manufacture LoJack Units.

In a letter dated June 15, 2004, and in other subsequent correspondence and communications, Motorola, Inc. has asserted that the specifications provided by us for the products manufactured by Plextek improperly disclosed Motorola inventions, confidential know-how and copyrighted works of authorship to Plextek. We believe that no Motorola intellectual property was disclosed by us to Plextek and based on advice of counsel we believe that the claims are without merit.

INVENTORY

We seek to maintain a 90-day domestic supply of LoJack Units, which we believe is in line with sales levels and sufficient to rapidly fulfill orders. We also maintain a supply of finished goods inventory in LoJack do Brasil, to supply our Brazilian licensee. At December 31, 2005 our domestic and international inventory levels were higher than historical levels due to the fact that a major supplier shifted a large part of their production to Asia in a cost savings measure. As a result of this change we began taking title to inventory 45-60 days earlier than under our prior arrangements and incurred an increase in our domestic and international inventory levels. These higher inventory levels are expected to recede to target levels by the end of 2006.

Our Boomerang segment maintains a 100-day supply of inventory, of which, as of December 31, 2005, 43% was raw materials, 27% was work in process and 30% was finished goods. We assemble the Boomerang Units in our own facilities.

We fill orders as they are received and maintain no order backlog.

We maintain an inventory of certain LoJack System Law Enforcement Components beyond our current requirements in order to facilitate expansion into additional domestic and international markets.

EMPLOYEES

As of March 1, 2006, we had a total of 890 full-time employees, 737 of whom were working in the domestic segment, 8 of whom were working in the international segment and 145 of whom were working in the Boomerang segment.

SEGMENT OPERATIONS

We divide our operations into three separately managed and reported business segments: domestic, international, and Boomerang. For financial information about our segments, and by geographic area, see notes 1 and 14 to our consolidated financial statements contained herein at Item 8.

INTERNET ADDRESS AND SEC REPORTS

We maintain a website with the address www.lojack.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or SEC. We also include our corporate governance guidelines, certain policies and the charters for each of the major committees of our board of directors on our website. In addition, we intend to satisfy our disclosure requirement regarding any amendment to the Code of Business Conduct and Ethics by posting such information on our website on Form 8-K within four business days.

EXECUTIVE OFFICERS

Information concerning our executive officers is set forth below.

Name	Age	Title
Ronald J. Rossi	65	Chairman

Joseph F. Abely	53	Chief Executive Officer

Richard T. Riley	49	President and Chief Operating Officer

William R. Duvall	54	Executive Vice President and Chief Technology Officer

Thomas Wooters	65	Executive Vice President and General Counsel

Keith E. Farris	58	Vice President (Finance) and Chief Financial Officer

Kevin M. Mullins	51	Senior Vice President and General Manager (U.S. Automotive)

Thomas M. Camp	42	Senior Vice President and General Manager (International)

Mr. Rossi is Chairman of the Board. He joined the Company in November 2000 as Chief Executive Officer, became a director, and was elected Chairman of the Board, effective March 1, 2001. He retired as Chief Executive Officer in February 2005. Prior to joining the Company, Mr. Rossi spent 35 years with The Gillette Company, progressing through a variety of management positions in sales, marketing, and general management in the United States, Canada and Puerto Rico. Mr. Rossi served as President of Oral-B Worldwide, a subsidiary of the Gillette Company, from 1998 to 2000. From 1988 to 1998 he was President of Gillette North America; previous positions included President of Gillette Canada and President of Braun/Canada and chairman of the Canadian Cosmetic and Toiletry Fragrance Association in 1987. He also served on the Executive Board of the Massachusetts Bay Red Cross from 1993 to 1998 and the Board of the New England Sports Museum from 1993 to 1998. Mr. Rossi has been a member of the Board of Mentor Corporation since January 2000 and of UST, Inc. since June 2004.

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

Mr. Riley has served as President and Chief Operating Officer and member of the Board of Directors of the Company since February 2005. Prior to joining the Company, Mr. Riley served as an officer and director of New England Business Service, Inc., or NEBS, a public company listed on the New York Stock Exchange. He served as President and Chief Operating Officer from 2002 to 2003 and as President, Chief Executive Officer and Chief Operating Officer from 2003 to 2004. Prior to that, he served as a Senior Vice President from 1998 to 2002, as President, NEBS Direct Marketing from 2001 to 2002, as President, Integrated Marketing Services from 2000 to 2001 and as President of Rapidforms (acquired by NEBS in 1997) from 1992 to 2000. Mr. Riley served as a director of NEBS from 2002 to 2004. Mr. Riley is a Certified Public Accountant. He serves as a member of the Board of Directors of VistaPrint USA Incorporated, a publicly held company in the printing and graphic arts business, and Micro-Coax, Inc., a manufacturer of microwave and cable products, a privately held company.

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

Mr. Wooters joined LoJack in December 2003 as Executive Vice President and General Counsel. He has over 40 years of legal experience representing public and private companies and investors in such companies in a range of businesses, including more than 25 years as outside counsel to LoJack. Mr. Wooters practiced law with the law firm of Sullivan & Worcester LLP and for his last 2 years there was “of counsel.” Mr. Wooters is a Director of several private technology companies.

Mr. Farris has resigned as Vice President and Chief Financial Officer effective March 15, 2006 but will remain an employee of the Company until March 2007. He joined LoJack in October 2000 as Vice President of Finance and Chief Financial Officer. From 1996 to 2000, Mr. Farris served as Vice President of Finance and Chief Financial Officer of Arkwright, Inc., a

manufacturer of digital imaging supplies. From 1981 to 1996, Mr. Farris held various financial management positions at Digital Equipment Corporation. From 1978 to 1981, Mr. Farris served as Director of Internal Audit at Modular Computer Systems, Inc. and from 1974 to 1978, was employed by the accounting firm of Ernst & Young. Mr. Farris is a Certified Public Accountant.

Mr. Mullins joined LoJack in February 1996 and is Senior Vice President and General Manager of U.S. Sales. From June 2001 to January 2005 Mr. Mullins served as Vice President of Sales and from February 1996 until May 2001 Mr. Mullins served as Vice President of Sales and Marketing. From 1976 until joining LoJack, Mr. Mullins served in a variety of positions at Proctor & Gamble Company, Inc., including District Sales Manager, Customer Business Development Manager and Northeast Operation Manager.

Mr. Camp joined LoJack in May 2002 and is Senior Vice President and General Manager, International. He served as Vice President of Corporate Development from May 2002 to September 2004. From 1999 until joining LoJack, Mr. Camp held executive positions with InfoSpace, Inc. from 1999 to 2000 and Go2Net, Inc. from 2000 to 2001. He was a corporate and securities attorney with the law firm of Hutchins, Wheeler and Dittmar from 1990 to 1999.

There are no arrangements or understandings pursuant to which any executive officer was or is to be selected for appointment, election or reelection. There are no family relationships among any directors or executive officers.

ITEM 1A – RISK FACTORS

RISKS RELATING TO OUR BUSINESS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our equity securities could decline. Our shareholders should consider the following risks and the information contained under the heading “Warning Regarding Forward-Looking Statements” in Item 7 before deciding to invest in our securities.

Any negative impact on the sales, licensing and marketing efforts of our principal product would adversely affect our business and results of operations.

Our business depends primarily on the sale, licensing and market acceptance of a principal product our LoJack System, and related products and services in the United States and 25 foreign countries and the Boomerang Stolen Vehicle Recovery System in Canada. Because our revenues are dependent on the success of the principal products, any factor affecting its marketability could have a material adverse affect on our business and results of operations. Factors that could harm the successful sale and licensing of the product include all of the factors discussed in this Item 1A including, among others:

•	If automobile dealers with whom we have relationships stop selling or emphasizing our product in connection with their vehicle sales;

•	If law enforcement agencies who currently utilize our LoJack System in the United States do not renew our service contracts;

•	If our foreign licensees are unable to establish a market for our products in their jurisdictions;

•	If we are unable to develop enhancements to our products as required by market demand;

•	If we are unable to protect our proprietary rights; or

•	If one or more of our competitors introduces a product or system that makes our products obsolete or ineffective.

Failure to procure and maintain contracts with local law enforcement agencies would materially adversely affect the marketability of the LoJack System which would inhibit sales in the United States and harm our business.

The LoJack System is designed to be integrated into existing law enforcement computer systems and telecommunication systems and procedures. A LoJack Unit, our tracking devices installed in purchasers’ vehicles, will not be effective if the automobile in which it is installed is located in a jurisdiction where our LoJack System is not operational because we have not procured an agreement with local law enforcement agencies. We have agreements covering 25 domestic jurisdictions to varying degrees. These agreements are generally for terms of up to five years. Renewal or extension of any of these agreements may be subject to competitive bidding. We cannot guarantee that we will be able to renew or extend our existing agreements with local law enforcement agencies or obtain agreements in new target jurisdictions in the future. If we are unable to procure and maintain contracts with local law enforcement agencies in our target markets, our financial results will be materially and adversely affected.

Our growth depends in part on the development, production and market acceptance of new products which we cannot assure will happen successfully.

To maintain competitiveness in our industry we must support and enhance our existing products and develop new products in response to market demands. Product development involves a high degree of risk and uncertainty due to unforeseen difficulties and costs. We may not be successful in developing, marketing and releasing new products that we believe are necessary to respond to technological developments, evolving industry standards or changing customer requirements. In addition, our new product enhancements may not adequately meet the requirements of the marketplace and may not achieve the broad market acceptance necessary to generate significant revenues. If the release date of any future products or enhancements is delayed, or if these products or enhancements fail to achieve market acceptance when released, our revenues may decrease, we may not be able to recover our costs and our competitive position may be harmed.

A change in the mix of our installation methodology or distribution channels may have a negative impact on gross margins and profitability.

A higher mix of sales to high volume automotive dealers at a lower average selling price may have a negative impact on our gross margins. Lower margins are acceptable to us as long as they result in increased market share and dealer penetration and are offset through increased efficiency of our business model and higher gross margin dollars. In addition, an increase in a segment sales volume, particularly the international segment, whose margins are less than our overall average gross margin percentage, may also have a negative impact on our gross margins.

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

Several competitors or potential competitors are marketing, or have announced the development of, competitive vehicle recovery systems and products aimed at our target market. In addition, we believe that new market entrants may attempt to develop a system of theft detection or recovery that may be directly competitive with our products. Some of our existing or potential competitors have greater financial, technical, marketing, service and support resources than we have and, as a result, are able to devote greater resources to the development, promotion, sale and support of their systems and products than we are able to devote to our systems and products. If these or other competitors were to:

•	Develop stolen vehicle recovery and tracking products comparable with our LoJack or Boomerang Systems;

•	Market a system capable of being operated or actively monitored by law enforcement agencies; or

•	Develop new and improved products or technologies that render our products or proposed products obsolete or less competitive.

Competitive pressures could cause us to lose market share and require us to reduce our prices, which could reduce profit margins. This could cause a decline in our revenues and adversely affect our operating results. We cannot assure you that we will be able to compete successfully against existing companies or new entrants to the marketplace.

Economic downturns could reduce the level of consumer spending within the automobile industry, which could adversely affect demand for our products and services.

Consumer spending in the automobile industry is often discretionary and may decline during economic downturns, when consumers have less disposable income. Approximately 85% of our domestic gross unit sales for the year ended December 31, 2005 were made through a distribution network consisting of dealers that offer our LoJack System as an option on both their new and used automobiles. Our primary focus for domestic growth involves increasing our sales through existing automobile dealer channels and markets. Consequently, any change in general economic conditions resulting in a significant decrease in dealer automobile sales could adversely impact our future revenues and earnings.

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

In addition, many insurance companies are strong supporters and advocates of the Boomerang System. The continued existence of these strategic alliances is important for the ongoing development of our existing markets, particularly Quebec.

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

Our licensed stolen vehicle recovery technology and rights are presently operational in 25 international countries and territories through license arrangements with our foreign licensees. We carry investments in several of, and hold sizeable receivables from, these licensees. Our international dealings in the future may be in the form of continuing to license our proprietary technology in additional international markets or in the form of equity investments in our foreign licensees. Approximately 22% of our consolidated revenues for the year ended December 31, 2005 were derived from product and component sales of our LoJack System to, and licensing and royalty revenues from, our international licensees.

The current forecast for our revenue and profit growth is partially contingent on the continuation of our license agreements with our licensees and the success of their operations. Changes to our licensees’ existing management teams, or failure of our licensees to meet their working capital needs or execute fully on their existing business plans, could negatively impact the carrying value of our investments, collectibility of our receivables and our target revenue and profits from our international segment. Moreover, our licensees’ operations expose us to risks inherent in doing business outside of the United States that our domestic competitors are not exposed to, including:

•	Potentially weak protection of intellectual property rights;

•	Economic and geo-political instability;

•	Import or export licensing requirements;

•	Trade or currency restrictions;

•	Difficulties in collecting accounts receivable;

•	Business models that are more heavily weighted towards periodic payments rather than receiving full payment upon sale of the product;

•	Unexpected changes in regulatory requirements and tariffs;

•	Seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe;

•	In-country pricing may be adversely impacted by fluctuations in exchange rates;

•	Potentially adverse tax consequences;

•	Operational dependency on the skills of the international licensees’ management teams, which we do not control;

•	Longer payment terms are extended to our international licensees than our domestic customers; and

•	Access to capital by our licensees to invest in infrastructure, hire and train employees, and obtain sufficient funding, as well as uncertainties related to product acceptance. There can be no assurance that the licensees will be able to execute fully on their existing business plans, which could adversely impact our forecasted growth in revenues.

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

The success of any acquisition depends in part on our ability to integrate the acquired company’s operations, personnel, technologies and products. In October 2004, we acquired Boomerang. In the future, we may continue to make strategic acquisitions of complementary companies, products or technologies. The continued integration of Boomerang, and any companies we might acquire in the future, could disrupt our business, divert our management’s attention from our core business objectives and may involve unforeseen difficulties and costs. Any of these risks could negatively impact our ability to fully realize the expected benefits of our acquisitions. We may not be able to successfully integrate any business, technology or personnel that we have acquired or that we might acquire in the future in a timely manner, or at all, and this could harm our financial condition and operating results.

We may need additional financing in the future, which could be difficult to obtain on acceptable terms or at all. It could also dilute shareholder value.

We may require additional financing in order to make acquisitions or future investments in new technologies, products and/or international licensees or markets, or to provide needed additional working capital. We finance our capital and operating needs primarily through cash flows from operations; however, in the future we may decide to raise additional funds through public or private debt or equity financings to fund our activities. If we issue additional equity securities, shareholder value will be diluted and the new equity securities may have rights, preferences or privileges senior to those of our common stock. In addition, if we raise funds through debt financings, we will have to pay interest and may be subject to restrictive and other covenants, which could negatively impact our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to make strategic investments, develop or enhance our products, take advantage of acquisition and other opportunities, or otherwise respond to competitive challenges or unanticipated industry changes, any of which could have a material adverse effect on our business.

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

We may be subject to infringement claims as the number of products and competitors in our industry grows. It is possible that we will inadvertently violate the intellectual property rights of other parties and those third parties may choose to assert infringement claims against us. If we are unsuccessful in any litigation based on a claim of infringement, in addition to exposure to substantial damages, we could be required to expend considerable resources to modify our products, to develop non-infringing technology or to obtain licenses to permit our continued use of the technology that is the subject matter of the litigation. If we are unsuccessful at these endeavors we may be enjoined from using the technology subject to the infringement claim which, depending on its importance to our product line and business, could cause us to incur substantial liabilities and could adversely affect our profits, perhaps significantly. In addition, any future litigation to defend ourselves against allegations that we have infringed the rights of others could result in substantial costs to us, impede the development and sale of the affected product or intellectual property and divert the efforts of our technical and management personnel, even if we ultimately prevail.

We depend on a limited number of third parties to manufacture and supply infrastructure components for our principal products. If our suppliers cannot provide the components or services we require, our ability to market and sell our products could be harmed.

Currently we rely on a two suppliers to manufacture our LoJack Units, a critical component of our LoJack System. If our suppliers fails to supply these components in a timely manner that meet our quantity, quality or cost requirements, or technical specifications, we cannot be assured that we will be able to access alternative sources of these components within a reasonable period of time or at commercially reasonable rates. A reduction or interruption in supply of the LoJack Units that we purchase from our suppliers, or a significant increase in the price of these units, could have a material adverse effect on our marketing and sales initiatives regarding our LoJack System, which would hurt our business objectives and financial results. We are exploring whether concentrating our business with one supplier after 2006 will offer manufacturing efficiencies and result in lower product cost.

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

Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.

As of December 31, 2005, our total assets included $53,931,000 of goodwill and net intangible assets. These assets consist of $46,303,000 of goodwill associated with our Boomerang acquisition and $7,628,000 of intangible assets associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. We test these items on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting segment to which they are assigned.

Adverse changes in our business or the failure to grow our Boomerang segment may result in impairment of our goodwill which could adversely affect our results of operations.

RISKS RELATING TO OUR COMMON STOCK

Sizeable future sales of our common stock may depress the share price for our common stock or prevent or delay our ability to sell equity investments in our Company at competitive rates.

If we or our shareholders sell sizeable amounts of shares of our common stock, including shares issued upon the exercise of options, or if the perception exists that we or our shareholders may sell a substantial number of shares of our common stock, the market price of our common stock may fall. In addition, any substantial sales of these securities in the public market might make it more difficult for us to sell equity or equity related securities in the future at a time and in a place we deem appropriate or necessary for our business objectives.

Certain provisions of our governing documents and Massachusetts law might make a takeover of us more difficult, which could impede the ability of our shareholders to benefit from changes in our management and board of directors.

Provisions in our restated articles of organization and amended by-laws and in the Massachusetts corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt which is opposed by our management and board of directors. Shareholders who might desire to participate in such a transaction may not have an opportunity to do so. Our board of directors has the authority to issue preferred stock in the future with voting or other rights or preferences superior to those of our common stock. The issuance of preferred stock could make it more difficult for third parties to acquire a majority of our outstanding voting stock which could have the effect of delaying, deferring or preventing a change in our control that may be desired by some shareholders. Also, we have adopted a rights plan that effectively prevents any person from acquiring 15% or more of our common stock. Finally, Massachusetts law (1) prohibits us from engaging in a merger, consolidation, stock or asset sale and other specified business combinations with a shareholder who owns or owned, in the past three years, 5% or more of our voting stock unless the transaction is approved in a prescribed manner and (2) provides that any shareholder who acquires 20% or more of our outstanding voting stock may not vote that stock unless our disinterested shareholders so authorize. These provisions have the effect of discouraging third parties from attempting to acquire us or to acquire control of us, even if the attempt would result in a premium over market price for the shares of our common stock held by our shareholders. These anti-takeover provisions could substantially impede the ability of our shareholders to benefit from a change in control or to change our management and board of directors.

Changes in accounting rules for stock-based compensation may adversely affect our operating results, our stock price and our competitiveness in the employee marketplace.

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our employees. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which will require us, starting January 1, 2006, to measure compensation costs for all stock-based compensation (including stock options) at fair value and to recognize these costs as expenses in our statements of income. The recognition of these expenses in our statements of income will have a negative effect on our earnings per share, which could negatively impact our future stock price. In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

The foregoing risk factors maybe considered forward-looking statements. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our executive offices are located in Westwood, Massachusetts, under leases for such space expiring in January 2012. We maintain a facility located in Canton, Massachusetts for our engineering operations under a lease that expires in September 2007. We also maintain facilities in Palmdale, California and Westwood, Massachusetts for our Call Center operations under leases that expire in February 2007 and May 2008, respectively. In addition, we lease facilities for our sales and operations personnel in California, Colorado, Florida, Georgia, New Jersey, Pennsylvania and Texas under operating leases that expire from 2006 to 2011.

The head office and marketing and customer care facilities for our Boomerang segment are located in leased premises in Montreal, Quebec. We also lease space in St. Leonard (Montreal), Quebec in which research and development, product assembly, installation and sales activities are carried out, and space in Mississauga, Ontario for certain sales personnel. Both Quebec leases expire in February 2007 and the Ontario lease expires in January 2008. We also maintain facilities in Rome and Milan, Italy for our sales and operations personnel that expire in 2011 and 2006, respectively.

We do not own any real estate.

Because our operations do not require any special facilities, we do not anticipate any difficulty in finding space adequate for our purposes at reasonable rates, should the need arise. We believe that our current facilities are adequate for our operations.

ITEM 3 - LEGAL PROCEEDINGS

Other than as set forth below, we were not a party to any material legal proceedings during the fiscal year ended December 31, 2005.

In April, 2003 we brought suit against Clare, Inc., or Clare, a wholly owned subsidiary of IXYS Corporation (NASDAQ; SYXI), claiming that they had breached a contract with us. On February 8, 2006 a jury in the Superior Court of Norfolk County, Massachusetts returned a favorable verdict in our suit against Clare and awarded us damages in the amount of $36,700,000. We expect that the Court will enter judgment on the verdict and add pre-judgment interest at the rate of 12% per annum from March 1, 2002, the date of breach. We estimate that pre-judgment interest will amount to approximately $17,300,000, for a total judgment of approximately $54,000,000. We will not record the award in our financial statements until such time as all legal remedies have been exhausted, a decision by the court(s) is made final and payment has been received or is assured of being collected.

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

	High	Low
Year Ended December 31, 2005

First Quarter	$15.39	$11.88
Second Quarter	18.00	12.78
Third Quarter	22.70	16.71
Fourth Quarter	29.00	17.70

Year Ended December 31, 2004

First Quarter	$9.00	$7.45
Second Quarter	9.98	6.92
Third Quarter	11.44	8.65
Fourth Quarter	12.85	10.11

On February 27, 2006, there were 2,130 record holders of our common stock. We believe the actual number of beneficial owners of our common stock is approximately 15,000 because a large number of the shares of our common stock are held in custodial or nominee accounts for the benefit of persons other than the record holders.

We have never paid a dividend, and have no current intentions to pay a dividend. At the present time we expect that future earnings will be retained for use in our business. Our line-of-credit and demand facilities with our banks permit the payment of dividends so long as such payments do not cause noncompliance with certain loan covenants.

In 2005, we amended our line of credit and term loan agreement to give us the ability to repurchase common stock as long as we are not in violation of any debt covenants.

During fiscal 1996, our Board of Directors authorized a stock repurchase plan, or the Repurchase Plan. The Repurchase Plan, as amended several times since that date, authorizes us to purchase up to 9,200,000 shares of our outstanding common stock. Through December 31, 2005, we had repurchased 8,742,702 shares for a total of $80,936,000.

On July 24, 2003, our Board of Directors approved the retirement of 8,663,034 shares of treasury stock. The par value of the 8,663,034 shares of $87,000 was deducted from Common Stock and the remaining $78,615,000 cost of the treasury stock was recorded to additional paid-in capital. Prior to the retirement of the treasury stock, the sum of $14,251,000 was transferred from retained earnings to additional paid-in capital.

On February 28, 2006, our Board of Directors authorized a new stock repurchase plan, or The 2006 Repurchase Plan. The 2006 Repurchase Plan which replaces and is not additive to, The Repurchase Plan, authorizes us to purchase up to 2,000,000 shares of our outstanding common stock over the next two years.

Repurchase activity for the year ended December 31, 2005 is as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2005	—	—	—	—
February 1 to February 28, 2005	—	—	—	—
March 1 to March 31, 2005	—	—	—	—
April 1 to April 30, 2005	—	—	—	—
May 1 to May 31, 2005	—	—	—	—
June 1 to June 30, 2005	—	—	—	—
July 1 to July 31, 2005	—	—	—	—
August 1 to August 31, 2005	—	—	—	—
September 1 to September 30, 2005	—	—	—	—
October 1 to October 30, 2005	—	—	—	—
November 1 to November 30, 2005	—	—	—	—
December 1 to December 31, 2005	79,668	$28.04	8,742,702	457,298

Total	79,668	$28.04	8,742,702	457,298

(1)	No shares have been purchased by us other than through our publicly announced stock repurchase program.

Unregistered Shares of Equity Securities

None.

ITEM 6 - SELECTED FINANCIAL DATA

The selected condensed consolidated financial data set forth below are derived from the audited consolidated financial statements. On October 24, 2001, we changed the date of our fiscal year end from the last day of February to December 31, effective December 31, 2001. In October 2004, we acquired Boomerang as described in note 5 to our consolidated financial statements contained herein at Item 8. The assets, liabilities and stockholders’ equity of Boomerang are included in the condensed balance sheet data as of December 31, 2004 and 2005 and Boomerang’s results of operations for the two months ended December 31, 2004 and year ended December 31, 2005 are included in the condensed statement of income data for the years ended December 31, 2004 and 2005, respectively. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 and the consolidated financial statements and notes thereto at Item 8.

	Year Ended December 31,				Ten Months Ended December 31, 2001
	2005	2004	2003	2002
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share information):
Revenues	$190,726	$145,691	$125,808	$116,426	$84,379
Cost of goods sold	89,003	69,250	61,893	59,162	42,224

Gross margin	101,723	76,441	63,915	57,264	42,155
Costs and expenses	74,872	60,264	51,531	54,200	37,552

Operating income	26,851	16,177	12,384	3,064	4,603
Interest income (expense) and other - net	645	875	100	(65)	87

Income before provision for income taxes	27,496	17,052	12,484	2,999	4,690
Provision for income taxes	9,081	6,652	4,869	1,170	1,735
Minority interest	24	—	—	—	—

Net income	$18,439	$10,400	$7,615	$1,829	$2,955

Basic earnings per share	$1.03	$0.67	$0.51	$0.12	$0.19

Diluted earnings per share	$0.96	$0.64	$0.51	$0.12	$0.19

Weighted average shares outstanding:
Basic	17,922,792	15,605,155	14,913,199	14,692,225	15,272,264

Diluted	19,189,525	16,281,720	15,054,986	14,726,131	15,774,719

CONDENSED CONSOLIDATED BALANCE SHEET DATA:
	December 31,
	2005	2004	2003	2002	2001
( in thousands):
Working capital	$67,340	$30,560	$21,572	$12,855	$14,359
Total assets	191,563	149,522	64,574	55,003	48,194
Long-term debt and capital lease obligations	14,520	20,900	174	1,064	1,038
Total liabilities	87,307	85,572	35,386	34,635	28,517
Minority interest	278	—	—	—	—
Total stockholders’ equity	103,978	63,950	29,188	20,368	19,677

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

Our revenues in the United States are derived primarily from the sale of LoJack Units and related products, LoJack Early Warning and extended products, and non-recovery warranties to consumers. Approximately 85% of domestic sales are made through a distribution network consisting of dealers of new and used automobiles. We have strong consumer brand awareness in the United States and in many areas around the world.

We continue to expand our installation capacity and increase efficiencies by adopting alternative installation methods through contracting with certified dealers and other third parties to perform the installation of the LoJack Unit. We monitor the quality of these alternative installations through the use of an expanded quality control process and we maintain full warranty service of LoJack Units, both for the convenience of dealers through which the LoJack Units are marketed and to maintain a high degree of quality control and security over our technology.

We also offer an extended warranty at the point of sale to new customers and through direct sales efforts to existing customers.

We record additions to deferred revenue for our LoJack Early Warning product and certain warranty products for which we have been deemed to be the primary obligor of the underlying contract. We receive full payment typically within 60 days of the transaction, but recognition of the deferred revenue is spread over the estimated life of the product or service. These payments are a significant component of our cash flow from operations. Additions of these components of deferred revenue were $15,616,000 for the year ended December 31, 2005, compared to additions of $12,546,000 for the same period a year ago.

International Segment

Internationally, our licensed stolen vehicle recovery technology is operational in 25 countries and territories around the world. We have a licensed presence in Latin and South America, Europe and Africa, and the Asia Pacific Rim. We derive an increasing percentage of our consolidated revenues from international licensees. These revenues consist of product sales, royalties and license fees. Revenues from the international segment comprised approximately 22% of consolidated revenues for the year ended December 31, 2005, up from 21% in 2004 and 20% in 2003.

We record additions to deferred revenue for international license fees and recognize the revenue over the term of the license (generally ten years). Royalty revenues are recognized when earned.

Boomerang Segment

Revenues from our Boomerang segment are derived primarily from the sale of Boomerang, Boomerang2 and BoomerangXpress Units, related products, and service contracts. Revenues from the Boomerang segment comprised approximately 10% of consolidated revenues for the year ended December 31, 2005. Approximately 22% of revenues are derived from the sale of Boomerang, Boomerang2 and BoomerangXpress Units through auto accessory retailers and automobile dealers. Approximately 78% of revenues are derived from service contracts. More than 45 insurance companies based in Quebec and Ontario offer rebates to customers who install a Boomerang Unit in their high priced or high risk of theft vehicles, and in many instances, require installation of a Boomerang Unit.

Purchasers of Boomerang Units are required to also purchase a service contract. The terms of service contracts offered range from 12 to 36 months and are payable in full upon activation of the related unit or renewal of a previous service contract. As of December 31, 2005, there was approximately $12,622,000 of deferred revenue resulting from approximately 141,000 active service contracts.

Recent Developments and Trends

Many companies in the vehicle security market have stated that they offer stolen vehicle recovery solutions and many automobile manufacturers are installing GPS products at the factory. These factors have not had a material adverse impact on our revenues, unit sales or penetration rates thus far. While the long-term impact of these trends is hard to predict, we are evaluating the effectiveness of additional complementary technology combining GPS and/or cellular based communications with our time-tested RF based stolen vehicle recovery technology.

We are deriving an increasing percentage of our revenues from outside of the United States, increasing to 32% of consolidated revenues for the year ended December 31, 2005 from 23% (which included Boomerang’s results for two months) of consolidated revenues for the year ended December 31, 2004 and 20% of consolidated revenues for the year ended December 31, 2003. We expect the trend of increasing revenues and profits generated by operations outside the United States as a percentage of consolidated results to continue in 2006.

The percentage of domestic units installed by third parties increased significantly during the year ended December 31, 2005 as compared to the same period a year earlier, decreasing average direct installation labor cost per unit due to productivity improvements and the shift of expenses from fixed to variable. We expect that the percentage of business through third party installers and distributors to moderate in 2006 but continue to have a positive impact on unit volumes and gross margin percentages.

Key Factors of our Business

Key factors and areas of focus by our senior management across all segments include: (1) focusing on increasing penetration rates through our existing automobile dealer channel and markets; (2) sharing best practices among our international licensees and analyzing those practices which have been successful, including the effectiveness of strategic relationships with distributors, insurance companies and original equipment manufacturers, and the success of different pricing models such as those that include recurring payments; (3) continuing to reduce domestic and international manufactured product costs; (4) continuing to transition from a fixed to variable domestic installation cost structure by increasing the percentage of LoJack Units installed by third parties; (5) continuing to develop improved technology and products; (6) increasing the sales of our commercial offerings and the geographic expansion of our motorcycle product, and (7) continuing to develop relationships with insurance companies to help drive demand, where applicable. We evaluate our financial condition and operating performance based on the progress in achieving the key factors listed above.

Boomerang Acquisition

On October 29, 2004, we completed our acquisition of Boomerang for consideration of approximately $56,219,000. The acquisition extended our capabilities in stolen vehicle recovery technology to Canada. Boomerang generated sales of $19,491,000 for the year ended December 31, 2005 and $3,800,000 for the two months ended December 31, 2004. Boomerang’s operations, beginning from the date of acquisition, are reported within our results from operations as a separate segment.

Critical Accounting Policies and Estimates

The consolidated financial statements include LoJack and the accounts of our subsidiaries, most of which are wholly owned. Intercompany transactions and balances are eliminated in consolidation. Management is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The actual results could differ from those estimates. Our accounting policies are described in note 1 to the consolidated financial statements included herein at Item 8. A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The significant accounting policies and estimates, which we believe to be the most critical in understanding and evaluating our reported financial position and results of operations, include:

Revenue Recognition and Deferred Revenue. We earn revenues primarily from the domestic sale and installation of LoJack Units and LoJack Early Warning, the sale of products and components to international licensees, the receipt of international license fees and royalties, the sale of extended and enhanced warranty programs, the sale of Boomerang, Boomerang2 and BoomerangXpress Units, related products, and service contracts.

We generally recognize revenue on domestic and Canadian sales of LoJack Units and Boomerang Units and related products upon installation, or upon shipment to our installation partners and distributors.

Revenues relating to the sale of LoJack Early Warning are recognized over the period of the estimated life of vehicle ownership, which management estimates is approximately five years. As of December 31, 2005 and 2004, we had deferred recognition of revenue of approximately $11,027,000 and $6,371,000, respectively, related to this product. If the estimated life of vehicle ownership proves to vary materially from the estimates we use, we would be required to change our estimates, which could result in material differences in the amount of revenue recognized in any given period. Historically, there have not been any changes to our five-year estimate.

Revenues relating to the sale of service contracts by our Boomerang segment are recognized over the life of the contract. The term of service contracts offered ranges from 12 to 36 months and are payable in full upon activation of the related unit or renewal of a previous service contract.

We sell several types of extended warranties. For those warranties to which a third party, and not us, is the primary obligor, we recognize payments for these insurance contracts, net of related costs, in revenues at the time of sale. Revenues related to extended warranties, for which a third party is the primary obligor, aggregated approximately $4,641,000 and $4,088,000 for the years ended December 31, 2005 and 2004, respectively. If the laws of jurisdictions change so that we are determined to be the primary obligor, revenues may have to be deferred under such circumstances. We believe that these jurisdictional changes are possible and should they occur, reported revenues could be adversely impacted.

For those warranties for which we are the primary obligor, revenues are deferred and recognized over the estimated term of the warranties, determined to be equivalent to the estimated life of vehicle ownership, which is five years. Such revenues recognized from extended warranties previously deferred aggregated approximately $5,290,000 and $3,997,000 for the years ended December 31, 2005 and 2004, respectively. If the estimated life of vehicle ownership varies significantly from the estimates we use, material differences in the amount of revenue recognized in any given period could result. Incremental costs directly related to the provision of such warranties are deferred and charged to expense proportionately as the revenues are recognized. Any remaining warranty costs relating to actual claims made are recognized when incurred. We believe the likelihood of material changes to the average estimated life of vehicle ownership is low.

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

Valuation of cost investments. Periodically, we have made investments in our international licensees. As of December 31, 2005, investments in international licensees, totaling $3,995,000, included a 12.5% equity interest, with a carrying value of $1,541,000, in our Mexican licensee and a 7.74% equity interest, with a carrying value of $2,454,000, in our French licensee. We do not exercise significant control over these licensees, and as such we account for these investments using the cost method of accounting. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. The carrying values of these investments are periodically reviewed. Based upon projections of anticipated future cash flows, market conditions, legal factors, market potential, operational performance, and in some cases, independent appraisals, we have concluded that there are no impairments to the fair value of these investments that should be viewed as other-than-temporary. The international licensees in which we have made investments are in the early stages of operations and continue to develop their business models. We may be required to record an impairment charge in a future period if (1) a licensee requires additional capital and is unable to raise sufficient capital to continue operations, (2) a licensee raises sufficient capital, but at a lower stock price than currently valued and/or (3) the operations and future cash flows of the licensee vary significantly from current projections, adversely affecting the viability of the business. We have not recorded any gains or losses on these investments through December 31, 2005. While we believe that our estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in operating in these international markets could materially affect our evaluations and result in impairment charges against the carrying value of these investments. See also note 7 to the consolidated financial statements included herein at Item 8.

Valuation of Long-Lived Assets, Intangibles and Goodwill. As part of the October 2004 acquisition of Boomerang, we recorded certain identifiable assets and goodwill (see notes 1, 5 and 6 to the consolidated financial statements included herein at Item 8.) We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually, in the fourth quarter, in the case of goodwill. If it is determined that the carrying value of intangibles, long-lived assets and/or goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we measure any impairment by comparing the carrying value of the asset to its fair value. No such impairment charges have been recorded to date. At December 31, 2005 and 2004, there was $53,931,000 and $53,030,000, respectively of intangible assets, of which $46,303,000 and $44,584,000, respectively, represented goodwill. Impairment of intangible assets and goodwill could result in a material, non-cash expense in the consolidated statement of income.

Income Taxes and Deferred Taxes. We file income tax returns in Canada, Brazil and Italy as well as many states and localities within the United States. We must estimate our income tax expense after considering, among other factors, differing tax rates between jurisdictions, allocation factors, tax credits, nondeductible items and changes in enacted tax rates. A 1% change in our 2005 effective income tax rate would have the effect of changing net income by approximately $275,000, or $0.01 per diluted share after tax. Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as “temporary differences.” The tax effects of these temporary differences are recorded as “deferred tax assets” and “deferred tax liabilities” on the consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of income. In 2005, we recorded a deferred tax asset of approximately $171,000 related to LoJack Italia’s net operating losses. A valuation allowance has been established against LoJack Italia’s losses because we determined that it is more likely than not that such tax benefits will not be realized because of the lack of historical evidence. If sufficient evidence of our ability to generate future taxable income in LoJack Italia becomes apparent, we may be required to reduce our valuation allowance, which may result in income tax benefits in our consolidated statement of income. It is anticipated that we will book additional valuation allowances for LoJack Italia in the next two to three year period as it is expected to generate additional net operating losses. Deferred tax liabilities typically reflect a current tax deduction for which the related item has not yet been recorded in the consolidated statement of income. The carrying value of deferred tax assets assumes that there will be sufficient future taxable income generated in certain tax jurisdictions, based on estimates and assumptions. We evaluate the realizability of the deferred tax assets and assess the need for a valuation allowance on a quarterly basis.

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

Recent Pronouncements

In December 2004, the FASB issued SFAS No. 123R which requires all share-based payments to employees to be recognized in the financial statements based on their fair values. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, or APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective method. Under this method compensation expense is recorded for all unvested options over the related vesting period beginning in the quarter of adoption. We previously applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock-based compensation. Going forward, we will recognize stock-based compensation costs ratably over the service period. This statement also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reflected as financing cash inflows rather than operating cash inflows. In March 2005, the SEC issued Staff Accounting Bulletin, or SAB No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123R. The impact of the adoption of SFAS No. 123R and SAB No. 107 is estimated to result in compensation charge for fiscal year 2006 of approximately $1,700,000 to $2,000,000.

RESULTS OF OPERATIONS

Year Ended December 31, 2005 vs. Year Ended December 31, 2004

Revenues

For the year ended December 31, 2005, domestic segment revenues increased by 16%, or $18,214,000, as compared to the same period one year ago, primarily due to:

•	An increase in revenue of $14,930,000, or 15%, primarily resulting from a 20% increase in the number of LoJack Units sold during the period, partially offset by a decrease in the average revenue per unit sold. The decreased average revenue per unit sold reflects the increasing percentage of units sold through our third party installers and distributors as well as increased volume discounts and incentives earned by customers during 2005. Units sold through third parties yield lower per unit sales prices because the installation is performed by the third party, not us;

•	An increase of $1,093,000, or 16%, in revenue recognized from the sale of warranty products;

•	An increase of $1,671,000, or 116%, relating to LoJack Early Warning as the number of installed units continues to grow. Revenue for this product is initially deferred and then recognized over 5 years, the estimated life of vehicle ownership; and

•	Introduction of our new motorcycle product in 2005 which generated $931,000 in incremental revenue.

For the year ended December 31, 2005, international segment revenues increased by 37%, or $11,130,000, as compared to the same period one year ago primarily due to:

•	An increase in revenues of $10,703,000, or 78%, resulting mainly from additional shipments of LoJack Units to our licensees in Latin and South America, which experienced a significant increase in demand developed through their partnerships with insurance companies and other channel partners; and

•	Increased royalty revenues of $1,141,000, or 44%, from our international licensees as the number of units installed in the licensees’ customer base, which positively impacts the royalty calculation, continues to increase.

Revenues from our Boomerang segment totaled $19,491,000 compared to $3,800,000 in 2004. This was due to the fact that Boomerang’s results were reflected in our operations for an entire year in 2005, as opposed to only two months in 2004. Throughout the year there has been a decline of units sold at Boomerang which has had a negative impact on the segment’s revenue in 2005. We have taken several steps throughout the year to reverse this trend. We introduced a new product (BoomerangXpress) to serve the mid price auto market, improved the quality of our installations, developed a stronger quality control process and introduced the LoJack business model to the Toronto marketplace. We believe these actions will result in a stronger revenue performance in the Boomerang segment in 2006.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2005 was 47% of revenues compared to 48% of revenues for the same period one year ago. Domestic cost of goods sold for the year ended December 31, 2005 was 45% of revenues compared to 46% of revenues for the same period a year ago, reflecting continuing initiatives to reduce the overall installed cost of the product, including various distribution and installation programs to more cost effectively sell and install LoJack Units by utilizing third parties. While domestic unit sales increased by 20% in 2005 as compared to the same period a year ago, total installation expense for the same period increased by only 9%. The distribution and installation programs contributed to the average direct installation labor cost per unit decrease of 9%. We expect that the percentage of business conducted through third party installers and distributors will continue to increase during 2006, though at a more moderate pace, and will result in a continued positive impact on reducing installation cost per unit sold. International cost of goods sold for the year ended December 31, 2005 decreased to 54% of revenues, from 55% of revenues for the same period a year ago. This decrease was largely due to the impact of foreign exchange rates on inventory manufactured and sold in Brazil. Boomerang cost of goods sold for the year ended December 31, 2005 increased to 43% of revenues, from 42% of revenues for the same period a year ago. Historically Boomerang’s gross margins have not been subject to much fluctuation.

Product Development

Product development expenses increased by $170,000, or 4%, in 2005 as compared to the same period a year earlier. Domestic and international product development expenses were $163,000 less than last year as there was a shift in spending from third party development providers to internally developed technology. In 2005 our engineering focus was spent on providing engineering capability to support new products and infrastructure equipment. In 2004, the Company had relied significantly on a third party vendor to develop and make ready for manufacturing the next generation LoJack Unit. In 2005 these Units were manufactured and began to be installed in vehicles. The domestic and international product development savings were offset by $333,000 in product development expenses at our Boomerang segment. This increase reflects a full year of product development expenditures as opposed to only two months in 2004.

Sales and Marketing

Sales and marketing expenses increased $5,499,000, or 17%, in 2005 as compared to the same period one year ago. Thirty five percent, or $1,928,000, of the increase reflects the full year impact of Boomerang’s sales and marketing expenses in our 2005 operations. The remaining $3,571,000 of the increase in sales and marketing expense is primarily due to a $975,000 increase in compensation expense for our domestic direct and indirect sales force as a result of our improved sales performance over the prior year, a $544,000 increase in dealer support and development expenses, a $402,000 increase in bad debt expense due to the increase in 2005 sales volume, a $421,000 of increase in media and advertising costs and a $661,000 increase in our law enforcement liaison costs (primarily in compensation and travel expense) due to our domestic expansion in 2005.

We expect sales and marketing expenses as a percentage of sales to increase in 2006 to support our planned investment in personnel, advertising, and other marketing initiatives relating to the launch of new products, the full year impact of entering new domestic markets and our expected commercial launch in Italy in mid-2006.

General and Administrative

General and administrative expenses increased by $6,412,000, or 33%, as compared to the same period one year ago primarily due to:

•	Increased compensation and personnel related expenses of $1,159,000 for domestic and international administrative personnel necessary to support growth;

•	Increased consulting and accounting related costs of $743,000 primarily spent for identifying partners to license our technology and products in China and Italy and for tax support in structuring our international expansion;

•	An increase of $598,000 in legal expenses relating to the litigation (primarily for the Clare litigation), initiating patent and trademark protection for our Boomerang products in the United States and legal costs in supporting the our international expansion; and

•	An increase of $3,519,000 in expenses relating to Boomerang which was included in our results for the entire year in 2005 as opposed to only two months in 2004.

General and administrative expenses are expected to increase in 2006 with a significant portion of the increase coming in the form of non-cash compensation as the company adopted FAS 123R, effective January 1, 2006.

Depreciation and Amortization

Depreciation and amortization expense for 2005 increased by $2,527,000 or 74% over 2004. The increase is primarily related to $1,808,000 of depreciation and amortization expense related to our Boomerang segment, of which $986,000 is amortization of intangibles derived from our acquisition in October 2004. The remaining $719,000 of the depreciation and amortization expense increase reflects higher fixed asset balances in our domestic segment.

Other Income

Other income for the year decreased by $230,000 or 26% when compared to 2004. This decrease is attributable to the following:

•	Interest income increased by $589,000 due to the significant increase in our invested cash balances during 2005 due to positive cash flow from operations and proceeds from the exercise of stock options.

•	Interest expense in 2005 increased $748,000 due to 12 months of interest expense on debt incurred as a result of the Boomerang acquisition as compared to 2 months in 2004.

•	Other income, besides interest, decreased by $71,000 in 2005 as compared to 2004. In 2005, $789,000 of other income was attributable to (i) a $120,000 dividend relating to our investment in our Mexican licensee and (ii) $631,000 of foreign exchange gains relating to several United States Dollar denominated loans payable from LoJack do Brasil. This is compared to 2004 where other income was primarily attributable to a gain of $860,000 resulting from the settlement of a foreign exchange contract entered into in August 2004, which matured in October 2004, to hedge our Canadian dollar commitment to acquire Boomerang.

Interest income may not be comparable in 2006 as we continue to evaluate alternative uses of our cash balances such as investing in international expansion, potential acquisitions and repurchases of our common stock. We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.

Interest expense in 2006 will continue to be comprised of the interest associated with the debt incurred with the Boomerang acquisition but, absent any new debt, will decline as principal payments reduce the outstanding amount of the borrowings.

Provision for Income Taxes

The provision for income taxes increased by $2,429,000 in 2005, as compared to the same period one year ago. The increase was a result of $10,444,000 in additional taxable income in 2005, as compared to the same period in 2004. Our effective combined federal and state tax rate for 2005 was 33% as compared to 39% in 2004. Three percent of the decrease in the effective rate was due to a favorable audit settlement with the Commonwealth of Massachusetts resulting in the reversal of a previously provided tax contingency and 2 percent of the decrease was due to a lower effective tax rate for our international subsidiaries.

Net Income and Earnings per Share

As a result of the foregoing, net income increased by $8,039,000 to $18,439,000 in 2005, from $10,400,000 in 2004.

During 2005, we experienced dilution in earnings per share due to increased weighted average diluted shares as compared to the same period a year earlier. The increases in weighted average diluted common shares outstanding reflects (i) the exercise of existing stock options, (ii) new shares issued under the employee stock purchase plan and (iii) a larger number of stock options being included in the dilution calculations because the market price of our common stock increased to a point where the stock options’ exercise prices were less than the average market price of the common stock.

Year Ended December 31, 2004 vs. Year Ended December 31, 2003

In October 2004, we acquired Boomerang as described in notes 5 and 6 to the consolidated financial statements included herein at Item 8. The assets, liabilities and stockholders’ equity of Boomerang are included in the consolidated balance sheet as of December 31, 2004 and Boomerang’s results for the two months ended December 31, 2004 are included in the statement of income for the year ended December 31, 2004.

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

	Year Ended December 31, 2004 Consolidated	Two Months Ended December 31, 2004 Boomerang Tracking	Year Ended December 31, 2004 LoJack Corporation	Year Ended December 31, 2003 LoJack Corporation
Revenues	$145,691	$3,800	$141,891	$125,808

Cost of goods sold	69,250	1,650	67,600	61,893

Gross margin	76,441	2,150	74,291	63,915

Costs and expenses:
Product development	4,661	184	4,477	3,534
Sales and marketing	32,912	359	32,553	30,929
General and administrative	19,299	955	18,344	14,792
Depreciation and amortization	3,392	419	2,973	2,276

Total	60,264	1,917	58,347	51,531

Operating income	16,177	233	15,944	12,384

Other income (expense):
Interest income	223	17	206	133
Interest expense	(208)	(176)	(32)	(84)
Other	860	—	860	51

Total	875	(159)	1,034	100

Income before provision for income taxes	17,052	74	16,978	12,484
Provision for income taxes	6,652	31	6,621	4,869

Net income	$10,400	$43	$10,357	$7,615

Revenues

For the year ended December 31, 2004, domestic segment revenues increased by 11%, or $11,108,000, as compared to the same period one year earlier, primarily due to:

•	An increase in revenue of $8,977,000, or 10%, primarily resulting from a 17% increase in the number of LoJack Units sold during the period, partially offset by a decrease in the average revenue per unit sold. The decreased average revenue per unit sold reflects the increasing percentage of units sold through our third party installers and distributors as well as increased discounts and incentives earned by customers during 2004. Units sold through third parties yield lower per unit sales prices because the installation is performed by the third party, not us;

•	An increase of $1,333,000, or 25%, in revenue recognized from the sale of warranty products; and

•	Additional revenue of $1,024,000, or 243%, relating to LoJack Early Warning as the number of installed units continues to grow. Revenue for this product, which we launched nationally in the first quarter of 2003, is initially deferred and then recognized over 5 years, the estimated life of vehicle ownership; offset by;

•	A decrease of $468,000, or 25%, in alarm sales as our emphasis shifted from these products to warranty and LoJack Early Warning products.

For the year ended December 31, 2004, international segment revenues increased by 20%, or $4,975,000, as compared to the same period one year earlier primarily due to:

•	An increase in revenues of $5,702,000, or 28%, resulting mainly from additional shipments of LoJack Units to our international licensees which continue to experience a significant increase in demand developed through their partnerships with insurance companies and other channel partners;

•	Increased royalty revenues of $1,039,000, or 68%, from our licensees in as the pricing structures for several licensees were modified in late 2002 to include recurring payments. The number of units installed in the licensees’ customer base, which positively impacts the royalty calculation, continues to increase. In addition, the increase also includes increased royalty revenues from a licensee, as certain royalty payments relating to previous quarters that were in dispute were collected in the second quarter of 2004 offset by;

•	A decrease of $1,038,000 in license fees resulting primarily from the termination of contracts with certain licensees and certain revenue recognized in 2003 in connection with the resolution of previously existing contingencies under the related licensee agreement; and

•	A decrease of $523,000, or 33%, in infrastructure component sales to our licensees. Sales of infrastructure to licensees are typically high during their startup; in the first half of 2003, one of our European licensees made considerable infrastructure purchases.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2004 was 48% of revenues compared to 49% of revenues for the same period one year earlier. Domestic cost of goods sold for the year ended December 31, 2004 was 46% of revenues compared to 48% of revenues for the same period one year earlier, reflecting continuing initiatives to reduce the overall installed cost of the product, including various distribution and installation programs to more cost effectively sell and install LoJack Units by utilizing third parties. While domestic unit sales increased by 17% in 2004 as compared to the same period one year earlier, total installation expense for the same period increased by only 2%. The distribution and installation programs contributed to the average direct installation labor cost per unit to decrease 13%. International cost of goods sold for the year ended December 31, 2004 increased to 55% of revenues, from 52% of revenues for the same period one year earlier. This increase is largely due to the additional license fee revenue recorded in 2003 as discussed above which had no related cost of goods sold, a higher proportion of sales to licensees in 2004 to countries that generate greater volume, which typically results in lower margins, as well as a shift for certain licensees to a pricing model that yields lower margins for us on the initial shipment of the product, but yields a recurring stream of royalty revenue in the future.

Product Development

Product development expenses increased by $943,000, or 27%, in 2004 as compared to the same period one year earlier. The increase was mainly attributed to the attainment of previously defined new product development milestones by our third party vendors and other development expenses resulting in an additional $487,000 in 2004. The increase also reflects additional personnel costs of $446,000 in 2004, as we increased our engineering capability to support new products and infrastructure equipment.

Sales and Marketing

Sales and marketing expenses increased $1,624,000, or 5%, in 2004 as compared to the same period one year earlier primarily due to increased bonus and incentive compensation in 2004 of $1,153,000 as a result of our improved performance over the prior year. In addition, total salary expense increased in 2004 over the prior year by $585,000, or 5%, as compared to the same period in 2003.

General and Administrative

General and administrative expenses increased by $3,552,000, or 24%, for 2004, as compared to the same period one year earlier primarily due to:

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

Other Income (Expense)

Other income, net, increased by $934,000 in 2004, as compared to the same period one year earlier, primarily due to a gain of $860,000 resulting from the settlement of a foreign exchange contract entered into in August 2004, which matured in October, 2004, to hedge our Canadian dollar commitment to acquire Boomerang. Interest income increased by $73,000 in 2004 as significantly higher cash balances were maintained during the year.

Provision for Income Taxes

The provision for income taxes increased by $1,752,000 in 2004, as compared to the same period one year earlier. The increase was a result of $4,494,000 in additional related taxable income in 2004, as compared to the same period in 2003. Our effective combined federal and state tax rate was 39% for both periods.

Net Income and Earnings Per Share

As a result of the foregoing, net income increased by $2,742,000 to $10,357,000 in 2004, from $7,615,000 in 2003.

During 2004, we experienced dilution in earnings per share due to increased weighted average diluted shares as compared to the same period one year earlier. The increases in weighted average diluted common shares outstanding reflects (i) new shares issued under the employee stock purchase plan, (ii) the exercise of existing stock options and (iii) a larger number of stock options being included in the dilution calculations because the market price of our common stock increased to a point where the stock options’ exercise prices were less than the average market price of the common stock.

In addition, in connection with our acquisition of Boomerang, 591,266 shares of our common shares and 835,659 exchangeable shares of ExchangeCo were issued in October 2004.

LIQUIDITY AND CAPITAL RESOURCES

In October 2004, we entered into a Multicurrency Credit Agreement, to provide debt financing for the acquisition of Boomerang and to replace a prior revolving line of credit facility. The Multicurrency Credit Agreement is comprised of an unsecured $10,000,000 revolving line of credit, or the line of credit, and a term loan.

The outstanding borrowings under the term loan used for the Boomerang acquisition totaled CAD$23,080,000 (U.S. dollar equivalent of $19,794,000) as of December 31, 2005. Borrowings under the term loan bear interest at a variable rate, adjustable quarterly, at our option, at either the Canadian base rate or a Euro-currency denominated rate (“Canadian LIBOR”). The Canadian base rate is defined as the greater of the Canadian prime rate (5.25% at December 31, 2005) or the Canadian dollar denominated bankers acceptance rate plus 1% (totaling 4.35% at December 31, 2005). The Canadian LIBOR rate at December 31, 2005 was 3.32%. The term loan requires that we make quarterly principal payments of CAD$1,537,000 per quarter from March 2006 through October 29, 2009 when all outstanding balances become due. During the second quarter of 2005 we elected to pay an additional voluntary principal payment of CAD$2,100,000. We may continue to make additional voluntary principal payments in the future depending on future cash flows.

In January 2005, we entered into an interest rate cap agreement relating to the term loan. In accordance with the interest rate cap agreement, we are entitled to proceeds equal to the amount by which the Canadian dollar denominated bankers acceptance rate exceeds 4.00% multiplied by the notional amount of the hedge outstanding. As of December 31, 2005, the Canadian dollar denominated bankers acceptance rate was 3.35% and the notional value of the interest rate cap was CAD$21,680,000.

Borrowings under the $10,000,000 line-of-credit facility must be denominated in U.S. dollars. No borrowings under the line of credit were outstanding at December 31, 2005.

The Multicurrency Credit Agreement generally contains limitations on certain investments, acquisitions and/or mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including minimum leverage and EBITDA ratios, minimum net worth levels and maximum capital expenditures. The payment of dividends is permitted under the Multicurrency Credit Agreement and is limited only to the extent such payments affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the facility. As of December 31, 2005, we were in compliance with all covenants under the Multicurrency Credit Agreement.

In July 2005, we executed two amendments to the existing Multicurrency Credit Agreement. The First Amendment eliminated a restriction that limited our ability to repurchase shares of our capital stock. The Second Amendment added a CAD$5,000,000 revolving line-of-credit facility for our Boomerang segment. Borrowings under this Canadian dollar denominated line-of-credit facility will bear interest at a variable rate, at our option, based either on the Canadian base rate or a Euro-currency denominated rate. Any amounts outstanding under the line of credit may be repaid and then can be reborrowed until October 29, 2009, the line-of-credit termination date when all outstanding balances become due. Along with the addition of the line-of-credit facility, the Second Amendment increased the amounts allowed under the financial covenant for capital expenditures. In May 2005, we entered into an agreement with our lender for CAD$500,000 in overdraft protection for our Boomerang segment. Interest on this overdraft protection will be based on the lender’s prime rate plus 75 basis points.

In September 2005, the Multicurrency Agreement was amended to redefine the criteria whereby we may repurchase capital stock. The Third Amendment allows us to initiate a capital stock repurchase plan at any time as long no default or event of default exists.

We also have a $4,000,000 revolving credit note, or the demand line. Outstanding borrowings under the demand line bear interest, payable monthly, at the bank’s base rate (7.25% at December 31, 2005), or if converted at our option, based upon the LIBOR rate plus 175 basis points (totaling 6.14% at December 31, 2005). As of December 31, 2005, we had two irrevocable letters of credit in the aggregate amount of $1,020,000 outstanding. These letters of credit reduce the amount available to borrow under this demand line. As of December 31, 2005, there were no outstanding borrowings under the demand line.

We generate positive cash flows from our operations and expect this trend to continue in both the short and long-term. This liquidity is contingent on continued customer demand for our products and services and continuing our existing relationships with automobile dealers and insurance companies, international licensees and certain law enforcement agencies. We expect to continue these relationships. We believe that we will be able to keep pace with required technological changes in our products and expect that our sales and marketing initiatives will continue to drive demand.

Additional uses of cash will be based on rate of return analyses, but may include possible acquisitions, repurchase of our common stock, investments in new technologies, products and/or international licensees or markets, which may require substantial investments of capital. On February 28, 2006, our Board of Directors authorized a new stock repurchase plan, or The 2006 Repurchase Plan. The 2006 Repurchase Plan authorizes us to purchase up to 2,000,000 shares of our outstanding common stock over the next two years. We plan to continue to improve and expand our infrastructure and explore opportunities in international markets, including the potential for strategic partnerships or acquisitions, alliances and/or equity investments. In October 2005, we implemented an initiative in Italy to be the majority owner and operator of the LoJack stolen vehicle recovery network. Majority ownership of the Italian network is part of our strategy to own a controlling interest in select international markets that present a significant opportunity. This ownership will result in cash outlays of approximately $10,000,000 over the next three years and we expect to commercially launch the Italian operation by mid-2006. This includes a capital investment to implement the LoJack network and recognition of the Italian subsidiary’s operating losses. We anticipate that the long-term profitability generated by the Italian operation after the investment period and the value that will be created as a result of the recurring fee structure will provide us with an adequate return on this investment.

Domestically, we intend to continue to develop new technologies and may introduce new products that leverage our brand recognition, proven technology and knowledge of the process of stolen vehicle recovery. In July 2005, we announced a strategic direction that will enable us to establish nationwide coverage for our tracking and recovery system through an upgrade and expansion of our network. We are presently seeking federal government approval for our plan to move to nationwide coverage as well as to track and recover a variety of valuable mobile assets and we are also in the process of complying with FCC regulations to change our network from wideband to narrowband. The federal government’s move from wide to narrowband channels requires us to make changes to our existing infrastructure that also will accelerate the timetable for the transition to a nationwide mobile asset recovery system. In 2005, we expanded our domestic operations to include North Carolina, Ohio and Oregon. Because we have reduced the capital and operating costs required to enter new markets, we expect to shorten the period of time for these three markets to become profitable. We will expand into additional markets as they become economically feasible. In March 2006, we expanded into South Carolina and plan to expand our LoJack System to 1 or 2 additional states in 2006.

We expect the initiative to own and operate the Italian stolen vehicle recovery network coupled with our longer term international investment requirements and domestic expansion to be funded using existing cash, cash flows from operations and, if needed, our borrowing facilities.

We expect capital expenditures for 2006 to total as much as $9,000,000 which we will fund out of our existing working capital, which was $67,340,000 as of December 31, 2005. If we pursue significant opportunities in international markets, we may be required to find additional sources of capital. We believe the sources available to us will be adequate for our present and anticipated needs. We plan to fund our existing operations, including capital expenditures, using existing cash, cash flows from operations and, if needed, the existing line-of-credit and demand facilities discussed above.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (In thousands):

	Year Ended December 31,
	2005	2004
Cash provided by (used for):
Operating activities	$25,336	$11,469
Investing activities	(30,940)	(29,731)
Financing activities	8,293	29,078
Effect of exchange rate changes on cash	224	300

Increase in cash and equivalents	$2,913	$11,116

Cash provided by operating activities increased by $13,867,000 during the year ended December 31, 2005, compared to the same period in 2004. The increase was primarily due to an increase in net income of $8,039,000, an increase in deferred income taxes of $5,295,000 due to an election to defer recognizing LoJack Early Warning and warranty sales for tax purposes, a net increase in the cash benefit generated by the exercise of stock options of $5,720,000, offset by a net decrease in other assets and liabilities of $7,786,000 (primarily due to increases in inventory and prepaid income taxes).

Cash used in investing activities increased by $1,209,000 during the year ended December 31, 2005, compared to the same period in 2004. However, the amounts are not comparable as the prior year included $21,381,000, net of cash acquired, used to acquire Boomerang in October 2004, whereas in 2005 there was no acquisition activity. The primary components of cash used for investing activities in 2005 were $7,822,000 used for capital expenditures (primarily for investment in our domestic infrastructure) and net purchases of marketable securities of $23,146,000 used to invest in U.S. and state governmental agencies which have maturities of between one and ten months.

Cash provided by financing activities decreased by $20,785,000 during the year ended December 31, 2005, compared to the same period in 2004. However, the amounts are not comparable between both years as the prior year included $24,660,000 of debt proceeds used to acquire Boomerang in October 2004, whereas in 2005 there was no net additional debt incurred. The primary components of cash provided by financing activities in 2005 were $14,943,000 in proceeds from the exercise of stock options and $1,174,000 in proceeds from issuance of shares from our employee stock purchase plan offset by $5,735,000 of cash used to pay down principal on the debt incurred as a result of the Boomerang acquisition and $2,234,000 in cash used to repurchase common stock.

Currently, we do not enter into financial instrument transactions for trading or speculative purposes. We do not intend to establish any special purpose entities.

We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.

To date, inflation has not had a material impact on our financial results.

CONTRACTUAL OBLIGATIONS

We have fixed contractual obligations under various operating lease agreements relating to our office locations, computer and office equipment, vehicles and tower infrastructure locations. Other contractual obligations include long-term debt, non-cancelable inventory purchase commitments. Contractual obligations and commercial commitments existing at December 31, 2005 were as follows (in thousands):

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Long term debt obligations (1)	$19,794	$5,274	$14,520	$—	$—
Operating lease obligations	22,129	5,062	9,300	7,767	—
Purchase obligations	6,008	6,008	—	—	—

Total	$47,931	$16,344	$23,820	$7,767	$—

(1)	Amounts exclude contractual interest payments that may vary quarterly based upon the Canadian base rate or Canadian LIBOR, as discussed in note 8 to our consolidated financial statements contained herein at Item 8.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

WARNING REGARDING FORWARD -LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 and federal securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information we provide or statements made by our employees may contain “forward-looking” information, which involves risk and uncertainty. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our markets and customers, our objectives and plans for future operations and products and our expected liquidity and capital resources). Forward looking statements can often be identified by words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “would”, “could”, “potential”, ‘continue”, “ongoing”, or similar expressions and variations or negative’s of these words. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Risk factors that may cause such differences are described in Item 1A – Risk Factors.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have limited exposure to market risk due to the nature of our financial instruments. Our financial instruments at December 31, 2005 consisted of cash and equivalents, short-term investments, accounts receivable, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities. The fair value of these financial instruments as of December 31, 2005, approximated their carrying values. Our short-term investments are in the form of investment-grade commercial paper, corporate bonds and U.S. Government and agency securities that are carried at fair value in the financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Our primary market risk exposures relate to interest rate risk and foreign currency exchange rate risk.

Interest rate exposure relates primarily to the effect of interest rate changes on amounts outstanding under our term loan for which there was CAD$23,080,000 (equivalent to U.S. $19,794,000) of borrowings outstanding as of December 31, 2005 and our variable rate line-of-credit and demand facilities. Based on the outstanding borrowings under the term loan at December 31, 2005, a 1% increase in the interest rate would result in an additional $198,000 of annual interest expense. In January 2005, we entered into an interest rate cap agreement to limit a portion of our interest rate risk associated with the term loan. In accordance with the interest rate cap agreement, we are entitled to proceeds equal to the amount by which the Canadian dollar denominated bankers acceptance rate exceeds 4.00% multiplied by the notional amount of the hedge outstanding, as calculated on a pro rata, quarterly basis. As of December 31, 2005, the Canadian dollar denominated bankers acceptance rate was 3.35%. See notes 8 and 9 of the consolidated financial statements in Item 8 included herein. There was no related interest rate exposure under our line-of-credit and demand facilities, as there were no borrowings outstanding at any time during 2005.

Historically, we have had minimal foreign currency exposure as most transactions with customers and vendors are denominated in U.S. dollars. In December 2002, we established a Brazilian subsidiary, LoJack do Brasil, and purchase and sale transactions denominated in Brazil’s currency (real) began in May 2003. As of December 31, 2005, there was approximately $2,485,000 of U.S. dollar denominated intercompany loans outstanding to LoJack do Brasil. During the year ended December 31, 2005, transactions denominated in Brazilian Reals occurred. If we encounter material foreign currency exposure with this foreign subsidiary in the future, we may elect to manage the related exposure by utilizing a hedging strategy as long as it is material and cost effective.

In October 2004, we completed our acquisition of Boomerang, a Canadian company with its functional currency of Canadian dollars. We expect to manage foreign exchange exposures that cause both earnings and cash volatility by utilizing a hedging strategy as long as it is material and cost effective.

Currently, we do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off balance sheet financing transactions.

The Company will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the related report of our independent auditors thereon are included in this report at the pages indicated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LoJack Corporation:

Westwood, Massachusetts

We have audited the accompanying consolidated balance sheets of LoJack Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LoJack Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 9, 2006

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and equivalents	$18,775	$15,862
Short-term investments at fair value	28,833	5,575
Accounts receivable - Net	33,430	29,687
Inventories	17,952	12,613
Prepaid expenses and other	4,753	3,212
Prepaid income taxes	3,700	—
Deferred income taxes	3,998	3,784

Total current assets	111,441	70,733

PROPERTY AND EQUIPMENT - NET	18,105	15,600

DEFERRED INCOME TAXES	3,304	5,873
INTANGIBLE ASSETS - NET	7,628	8,446
GOODWILL	46,303	44,584
OTHER ASSETS - NET	4,782	4,286

TOTAL	$191,563	$149,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt and capital lease obligations	$5,274	$4,241
Accounts payable	9,231	8,040
Accrued and other liabilities	4,350	6,431
Current portion of deferred revenue	18,856	15,856
Deferred income taxes	—	110
Accrued compensation	6,390	5,495

Total current liabilities	44,101	40,173

LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS	14,520	20,900

DEFERRED REVENUE	25,733	21,343

DEFERRED INCOME TAXES	2,503	3,115

ACCRUED COMPENSATION	450	41

Total liabilities	87,307	85,572

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 12)	—	—

MINORITY INTEREST	278	—

STOCKHOLDERS’ EQUITY:
Preferred stock - $.01 par value; authorized, 10,000,000 shares; one special voting preferred share issued and outstanding	—	—
Common stock - $.01 par value; authorized, 35,000,000 shares; issued and outstanding, 18,928,945 at December 31, 2005 and 17,223,917 at December 31, 2004.	181	164
Additional paid-in capital	45,844	24,514
Unearned compensation	(1,096)	(367)
Accumulated other comprehensive income	1,894	923
Retained earnings	57,155	38,716

Total stockholders’ equity	103,978	63,950

TOTAL	$191,563	$149,522

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues	$190,726	$145,691	$125,808

Cost of goods sold	89,003	69,250	61,893

Gross margin	101,723	76,441	63,915

Costs and expenses:
Product development	4,831	4,661	3,534
Sales and marketing	38,411	32,912	30,929
General and administrative	25,711	19,299	14,792
Depreciation and amortization	5,919	3,392	2,276

Total	74,872	60,264	51,531

Operating income	26,851	16,177	12,384

Other income (expense):
Interest income	812	223	133
Interest expense	(956)	(208)	(84)
Other	789	860	51

Total	645	875	100

Income before provision for income taxes	27,496	17,052	12,484
Provision for income taxes	9,081	6,652	4,869

Income before minority interest	18,415	10,400	7,615
Minority interest	24	—	—

Net income	$18,439	$10,400	$7,615

Earnings per share:
Basic	$1.03	$0.67	$0.51

Diluted	$0.96	$0.64	$0.51

Weighted average shares:
Basic	17,922,792	15,605,155	14,913,199

Diluted	19,189,525	16,281,720	15,054,986

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(in thousands, except share amounts)

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2003	23,403,675	$234	8,663,034	$(78,702)	$63,884	—	—	$34,952		$20,368
Net income								7,615		7,615
Exercise of stock options	84,468	1			499					500
Issuance of shares under employee stock purchase plan	150,127	2			582					584
Capitalization of retained earnings					14,251			(14,251)		—
Retirement of treasury shares	(8,663,034)	(87)	(8,663,034)	78,702	(78,615)					—
Tax benefit of employee stock option exercises					121					121

Balance, December 31, 2003	14,975,236	150	—	—	722	—	—	28,316		29,188
Comprehensive income:
Net income								10,400	10,400	10,400
Unrealized losses on marketable securities, net of tax							(8)		(8)	(8)
Foreign currency translation							931		931	931

Total comprehensive income									$11,323

Exercise of stock options	637,579	6			4,674					4,680
Issuance of shares under employee stock purchase plan	121,427	1			832					833
Issuance of LoJack Corp common shares for acquisition	591,266	6			7,137					7,143
Issuance of ExchangeCo common shares for acquisition	835,659				10,094					10,094
Restricted stock grants, net of forfeitures	62,750	1			507	(508)				—
Compensation expense associated with restricted stock						141				141
Tax benefit of employee stock option exercises					548					548

Balance, December 31, 2004	17,223,917	164	—	—	24,514	(367)	923	38,716		63,950
Comprehensive income:
Net income								18,439	18,439	18,439
Unrealized gain on marketable securities, net of tax							36		36	36
Unrealized losses on derivative instruments, net of tax							(19)		(19)	(19)
Foreign currency translation							954		954	954

Total comprehensive income									$19,410

Exercise of stock options	1,595,574	16			14,927					14,943
Issuance of shares under employee stock purchase plan	108,804	1			1,173					1,174
Restricted stock grants, net of forfeitures	80,318	1			1,195	(1,196)				—
Repurchase of common stock	(79,668)	(1)			(2,233)					(2,234)
Compensation expense associated with restricted stock						467				467
Tax benefit of employee stock option exercises					6,268					6,268

Balance, December 31, 2005	18,928,945	$181	—	$—	$45,844	$(1,096)	$1,894	$57,155		$103,978

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,439	$10,400	$7,615

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred revenue recognized	(23,219)	(9,283)	(6,050)
Deferred revenue additions	29,934	15,428	8,884
Stock-based compensation	467	141	—
Depreciation and amortization	6,582	4,923	4,354
Allowance for doubtful accounts	936	334	209
Deferred income taxes	1,652	(3,643)	(1,028)
Gain on disposal of property and equipment	(172)	(325)	—
Gain on sale of marketable securities	(56)	—	—
Gain on foreign exchange transactions	(631)	—	—
Tax benefit related to stock option exercises	6,268	548	121
Minority interest in net income of consolidated subsidiaries	(24)	—	—
Increase (decrease) in cash from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(5,056)	(5,501)	(4,579)
Inventories	(5,058)	(653)	(2,073)
Prepaid expenses and other	(1,527)	(813)	1,655
Prepaid income taxes	(3,700)	—	219
Other assets	(21)	74	114
Accounts payable	1,144	(2,774)	(1,951)
Accrued and other liabilities	(622)	2,613	1,330

Net cash provided by operating activities	25,336	11,469	8,820

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(7,822)	(3,366)	(4,306)
Business acquisitions, net of cash acquired	—	(21,381)	—
Purchase of marketable securities	(38,668)	(5,460)	—
Proceeds from sale of marketable securities	15,522	—	—
Other	28	476	(757)

Net cash used for investing activities	(30,940)	(29,731)	(5,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	14,943	4,680	500
Issuance of shares under employee stock purchase plan	1,174	833	584
Repayment of debt, capital lease obligations and short-term borrowings	(6,585)	(892)	(1,462)
Repurchase of common stock	(2,234)	—	—
Proceeds from debt and short-term borrowings	693	24,660	—
Proceeds from minority interest	302	—	—
Payment for debt issuance costs	—	(203)	—

Net cash provided by (used for) financing activities	8,293	29,078	(378)

Effect of exchange rate changes on cash and equivalents	224	300	—

INCREASE IN CASH AND EQUIVALENTS	2,913	11,116	3,379

BEGINNING CASH AND EQUIVALENTS	15,862	4,746	1,367

ENDING CASH AND EQUIVALENTS	$18,775	$15,862	$4,746

Supplemental cash flow information:
Income taxes paid	$6,236	$7,673	$5,025
Interest paid	$956	$208	$84

Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock issued in purchase acquisition	$—	$17,237	$—
Investment in foreign licensee	$—	$—	$1,808
Fair value of restricted stock issued, net of forfeitures	$1,196	$508	$—

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company – LoJack Corporation and subsidiaries, or “LoJack”, “we”, “our”, or “the Company”, is a global provider of technology products and services for the tracking and recovery of stolen mobile assets. Our proprietary technology, wireless network and integration with law enforcement agencies provide a means for the tracking and recovery of stolen vehicles, motorcycles and construction equipment. Our headquarters are located in Westwood, Massachusetts and we have operations in 25 states and the District of Columbia in the United States and 25 international countries and territories.

In October 2004, we acquired Boomerang Tracking Inc., or Boomerang, a marketer and provider of stolen vehicle recovery technology in Canada. Boomerang focuses its sales and marketing efforts in the provinces of Quebec and Ontario.

Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include the accounts of LoJack and its subsidiaries, most of which are wholly owned. We consolidate entities in which we own or control fifty percent or more of the voting shares. The activities of Boomerang are reflected in our results of operations since the acquisition date of October 29, 2004. All intercompany transactions and balances have been eliminated in consolidation. During 2005, we entered into a business arrangement for the purpose of commencing operations in Italy. Based on the terms of the arrangement we own 89% of LoJack Italia, S.r.l., or LoJack Italia. The results of LoJack Italia are consolidated within our financial statements and the minority share is eliminated through minority interest allocation.

Use of Estimates – The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Deferred Revenue - We recognize revenue principally on five types of transactions – sales of products, subscriber fees for service contracts, extended warranty sales, license and royalty fees. In accordance with the guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, or SAB No. 104, Revenue Recognition, revenue is recognized when all of the following are met: (i) persuasive evidence of an arrangement exists, (ii) title and risk of loss have passed, (iii) delivery has occurred or the services have been rendered, (iv) the sales price is fixed or determinable and (v) collection is reasonably assured.

We generally recognize revenue on product sales upon installation. Revenues relating to sales to our third party sales and installation partners are recognized upon shipment, which is prior to the installation of the related products in the consumer’s vehicle.

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

Revenues from extended warranties to be amortized beyond one year are classified as long-term deferred revenue. Incremental costs directly related to the provision of such warranties are deferred and charged to expense ratably as the revenues are recognized.

We recognize license fees in revenue over the term of the license (typically ten years) and we recognize royalty revenues when earned or when payment is reasonably assured, whichever is later.

Advertising Expenses – Advertising costs, which include the placement of ads with media, third party media consulting firm fees, trade shows and promotional literature, are expensed as incurred and are classified under sales and marketing expense. Advertising expenses for the years ended December 31, 2005, 2004 and 2003, were $10,797,000, $9,906,000, and $9,610,000, respectively.

Warranty Costs – We provide for the estimated costs associated with fulfilling our warranty related obligations based primarily on our historical experience of the cost of fulfilling our warranty obligations. The estimated provision for accrued warranty costs is included in the balance sheet within accrued and other liabilities. Warranty coverage is provided on both our LoJack Units and Boomerang Units. We warrant to consumers that LoJack Units will be free from defects in material or workmanship for a period of two years from the date of installation and Boomerang Units will be free from defects in material or workmanship for a period of five years from the date of installation. We also warrant to purchasers of the LoJack Unit that if a LoJack Unit equipped vehicle is stolen in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time that the theft is reported to the police, we will pay the consumer an amount equal to the full purchase price of the LoJack Unit up to a maximum of $695 (up to $995 if the consumer has purchased LoJack Early Warning). We warrant to purchasers of the Boomerang Units that if the Boomerang equipped vehicle is stolen and not recovered, we will pay the consumer an amount equal to the full purchase price of the unit and the service fees, up to a maximum of CAD$1,000 for the Boomerang Unit and CAD$2,000 for the Boomerang2 Unit. For the BoomerangXpress Units, we will offer the consumer a new unit, including installation, free of charge.

Cash and Equivalents – Cash and equivalents include highly liquid investments purchased with remaining maturities, at the time of purchase, of three months or less. Cash equivalents, including U.S. government and U.S. government agency issues are carried at fair market value. We periodically maintain bank balances which exceed the federally insured total of $100,000. We routinely assess the financial strength of our depository banks and, as of December 31, 2005, believe we had no significant exposure to credit risks.

Investment Securities – Short-term investments and investments related to deferred compensation plan are comprised of marketable securities. We account for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We determine the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading, at the time of purchase.

At December 31, 2005, all short-term investments in marketable securities were classified as available-for-sale, and as a result, were reported on the balance sheet at fair market value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in the statement of stockholders’ equity until the disposition of the security. The amortized cost basis of debt securities is adjusted for the amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to, or deduction from, the coupon interest earned on the investments. We follow the specific identification method in determining the cost basis in computing realized gains and losses on the sale of available-for-sale securities. Realized gains and losses on available-for-sale securities are included in other income (expense) and were not material for any period presented. As of December 31, 2005, our short-term investments have remaining maturities that range from one to ten months.

We account for the deferred compensation plan in accordance with Emerging Issues Task Force No 97-14, Accounting for Deferred Compensation Arrangements Where Amounts are Held in a Rabbi Trust and Invested. The investments of the deferred compensation plan are included in other assets at fair value with a corresponding liability, which was included in long-term accrued compensation in our consolidated balance sheets.

At December 31, 2005, the investments related to the deferred compensation plan were classified as trading securities and reported at fair value. The deferred compensation plan assets consist of investments in marketable securities, including mutual funds, classified as trading and reported at fair value with unrealized gains and losses included in the statement of income. Compensation expense was included in general and administrative expense for the year ended December 31, 2005.

Fair Value of Financial Instruments – Our financial instruments consist of cash and equivalents, short-term investments, accounts receivable, accounts payable, customer deposits, accrued liabilities, long term debt and capital lease obligations and foreign currency exchange agreements. The fair value of these financial instruments approximates their carrying value. The fair values of marketable securities are estimated based on quoted market prices for these securities. We believe that the carrying value of the Canadian denominated term loan approximates its fair value as the variable interest rate per the loan agreement approximates prevailing market interest rates. Additionally, the interest rate is subject to quarterly adjustments. See Note 8.

Accounts Receivable – We maintain an allowance for doubtful accounts based on an assessment of collectibility of all outstanding receivables. We make this assessment by evaluating the creditworthiness of our customers, historical trends and economic circumstances. A rollforward of the activity of the allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	December 31,
	2005	2004	2003
Balance at beginning of year	$1,021	$961	$1,258
Additions charged to cost and expense	936	334	209
Accounts written off, net of recoveries	(980)	(274)	(506)

Balance at end of year	$977	$1,021	$961

Domestic accounts receivable are due principally from automobile dealers that are geographically dispersed. Accounts receivable related to our Boomerang segment consist of payments due from our dealer channel and corporate accounts. International accounts receivable are principally due from international licensees. When possible, payment for our products from international licensees is assured through the purchase of private trade-credit insurance.

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

Upon retirement or other disposition, the cost and the related accumulated depreciation of the assets are eliminated from the balance sheet and the related gains or losses are reflected in the statement of income.

Internal Software Development Costs – We capitalize internal software development costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized internal software development costs are amortized over the period of economic benefit, generally between three and five years. For the years ended December 31, 2005 and 2004, capitalized software included in property and equipment totaled $6,371,000 and $4,811,000, net of accumulated amortization of $1,571,000 and $544,000, respectively. For the years ended December 31, 2005, 2004 and 2003, respectively, we capitalized $1,494,000, $1,452,000 and $964,000 of software development costs. For the years ended December 31, 2005, 2004 and 2003, $1,005,000, $348,000 and $115,000 of amortization expense was recorded for these capitalized internal software costs. Additions to internal software development costs are included in expenditures for property and equipment in the consolidated statements of cash flows.

Cost-Basis Investments – We have made investments in some of our international licensees. These investments to date have resulted in ownership of less than 20% of any one licensee. These investments are accounted for using the cost method of accounting. Under the cost method of accounting, investments are carried at cost and are adjusted only for other than-temporary declines in fair value, distributions of earnings, additional investments made and other ownership changes. We have not recorded any gains or losses on these investments through December 31, 2005.

Goodwill and Other Intangible Assets – Goodwill is not amortized but instead is assessed for impairment at least annually and as triggering events occur. We have adopted an annual measurement date of October 31. On each annual measurement date the carrying value of goodwill is compared to its estimated fair value, and an impairment charge is measured based upon the excess of the carrying value over the fair value. This analysis is performed at a reporting unit level. All recorded goodwill has been allocated to the Boomerang segment.

Other intangible assets consist of amortizing intangibles, including purchased technologies, customer relationships, patents, trademarks, trade names and frequencies. We assess the impairment of amortizing intangibles in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable, an assessment is completed to determine whether the fair value of the asset exceeds the carrying value. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value. If such cash flows are less than the carrying amounts, the intangible assets are written down to their respective fair values. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data.

Impairment of Other Long-lived Assets – Other long-lived assets including property and equipment and internal software development costs are also periodically assessed for impairments in accordance with SFAS No. 144, as discussed above. No such impairments were recorded during the years ended December 31, 2005, 2004 and 2003.

Income Taxes – We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and tax basis of existing assets and liabilities, using enacted tax rates anticipated to be in effect in the year(s) in which the differences are expected to reverse. Valuation allowances are provided against deferred tax assets that are not deemed to be recoverable.

Product Development – Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. A portion of our product development effort has been outsourced to unrelated third parties. The contracts with third parties require payments based upon completion of defined milestones and we record expense based on the achievement of these milestones. Because these milestones and the level of effort expended by the contractors are not always consistent, our recorded product development expenses may vary significantly from period to period. Expenses related to milestone achievements of $332,000, $1,260,000 and $540,000 are included within the consolidated statements of income for the years ended December 31, 2005, 2004 and 2003, respectively.

Accounting for Stock-Based Compensation – We account for stock-based compensation for employees and directors under the recognition and measurement principles of Accounting Principles Board, or APB No. 25, Accounting for Stock Issued to Employees, and have elected the disclosure alternative under Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation-Transition and Disclosure. Stock-based employee compensation costs of $467,000 and $141,000 relating to restricted stock grants are reflected in operating expenses in 2005 and 2004, respectively. No stock-based employee compensation costs relating to stock option grants are reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had a compensation cost for option plans been determined consistent with SFAS No. 123, our net income and basic and diluted net income per share would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$18,439	$10,400	$7,615
Add: Stock-based employee compensation expense included in reported net income, net of related income tax expense	284	86	—
Less: Stock-based compensation expense determined under fair value method for all stock options, net of related income tax expense	(1,798)	(1,314)	(1,209)

Pro forma net income	$16,925	$9,172	$6,406

Earnings per share:
Basic, as reported	$1.03	$0.67	$0.51
Basic, pro forma	$0.94	$0.59	$0.43
Diluted, as reported	$0.96	$0.64	$0.51
Diluted, pro forma	$0.89	$0.57	$0.43

Options granted during the years ended December 31, 2005, 2004 and 2003 had a weighted average fair value on the date of grant of $6.27, $3.72 and $2.51, respectively. The fair value of options on their grant date was measured using the Black/Scholes option-pricing model. Key assumptions used to apply this pricing model were as follows:

	December 31,
	2005	2004	2003
Range of risk free interest rates	3.87%-4.25%	3.14%-4.19%	3.33%-4.27%
Expected life of option grants	6 years	6 years	6 years
Weighted average volatility	38%	38%	39%
Dividend yield	0%	0%	0%

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

Earnings Per Share –Basic income per common share is computed using the weighted average number of common shares and common share equivalents outstanding during each year. Diluted income per common share is computed using the weighted average number of common shares outstanding during the year, including the effect of our outstanding stock options (using the treasury stock method) and restricted stock, except where such stock options or restricted stock would be antidilutive. ExchangeCo shares were included in the calculation of total basic and diluted earnings per share starting in 2004. A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

	Year Ended December 31,
	2005	2004	2003
Weighted average shares for basic	17,922,792	15,605,155	14,913,199
Dilutive effect of stock options and restricted stock	1,266,733	676,565	141,787

Weighted average shares for diluted	19,189,525	16,281,720	15,054,986

Options to purchase 718,000 and 1,617,470 shares of common stock were outstanding at December 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common share, and the effect of including these securities would have been antidilutive. At December 31, 2005, all options to purchase common shares were dilutive and included in the computation of weighted average shares.

Comprehensive Income – We account for comprehensive income under Statement of Financial Accounting Standards No. 130, or SFAS No. 130, Reporting Comprehensive Income, which established standards for the reporting and display of comprehensive income and its components in the financial statements. Items of comprehensive income include net income and other comprehensive income items such as unrealized gains and losses on marketable securities categorized as available-for-sale, unrealized losses on derivative instruments and foreign currency translation adjustments.

Total accumulated other comprehensive income and its components were as follows (in thousands):

	Year Ended December 31,
	2005	2004
Currency translation adjustments	$1,885	$931
Unrealized gain / (loss) on short-term investments, net of tax of $16 and $(6)	28	(8)
Unrealized loss on derivative instruments, net of tax of $12	(19)	—

Total accumulated other comprehensive income	$1,894	$923

Foreign Currency – The accounts of our foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, or SFAS No. 52, Foreign Currency Translation. The functional currency of our subsidiaries is their local currency. The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in stockholders’ equity. Our wholly-owned Brazilian subsidiary whose functional currency is the Brazilian real has United States dollar denominated intercompany loans payable that resulted in a $631,000 foreign exchange gain that was recorded in other income in our statement of income for the year ended December, 31 2005.

Derivative Instruments and Hedging – We account for derivative instruments and hedging in accordance with the Statement of Financial Accounting Standards No. 133, or SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended which requires all financial derivatives instruments to be reported at fair value. We use derivative financial instruments to actively manage exposures to foreign currency risks. Our primary objective for holding derivatives is to minimize interest rate and foreign currency risk using the most effective methods to eliminate or reduce the impact of these risks.

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

Recent Accounting Pronouncements – In December 2004, the FASB issued SFAS No. 123R which requires all share-based payments to employees to be recognized in the financial statements based on their fair values. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, or APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2006, we will adopt the provisions of SFAS No. 123R using the modified prospective method. Under this method compensation expense is recorded for all unvested options over the related vesting period beginning in the quarter of adoption. We previously applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock-based compensation. Upon adoption of SFAS No. 123R, we will recognize stock-based compensation costs ratably over the service period. This statement also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reflected as financing cash inflows rather than operating cash inflows. In March 2005, the SEC issued Staff Accounting Bulletin, or SAB No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123R. The impact of the adoption of SFAS No. 123R and SAB No. 107 is estimated to result in a compensation charge for fiscal year 2006 in the range of approximately $1,700,000 to $2,000,000.

Reclassifications – Certain amounts reported in prior years have been reclassified to conform to the current year presentation.

2. SHORT-TERM INVESTMENTS

Short-term investments are categorized as available-for-sale securities and are summarized as follows as of December 31, 2005 and 2004, respectively (in thousands):

	December 31, 2005
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Short-term investments:
U.S. and state governmental agencies	$28,789	$56	$(12)	$28,833

	December 31, 2004
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Short-term investments:
U.S. treasury securities and obligations of U.S. governmental agencies	$4,967	$—	$(12)	$4,955
Certificates of deposit	622	—	(2)	620

	$5,589	$—	$(14)	$5,575

As of December 31, 2005 and 2004, short-term investments have remaining maturities ranging from one to eleven months.

3. INVENTORIES

Inventories are classified as follows (in thousands):

	December 31,
	2005	2004
Raw materials	$269	$913
Work in progress	170	151
Finished goods	17,513	11,549

Total Inventories	$17,952	$12,613

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2005	2004
System components, including vehicle tracking units	$12,313	$11,105
Equipment, software, furniture and fixtures and leasehold improvements	16,699	12,478
Vehicles	2,462	3,350

Total	31,474	26,933
Less: accumulated depreciation and amortization	(17,641)	(13,137)

Total	13,833	13,796
System components not yet in service	4,272	1,804

Property and equipment – net	$18,105	$15,600

Depreciation expense relating to property and equipment totaled $5,339,000, $4,671,000 and $4,293,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Included in property and equipment at December 31, 2004 are assets held under capital lease for leased vehicles used primarily by our installation personnel, which totaled $3,350,000, net of accumulated amortization of $3,012,000. In 2005, our capital lease agreements were paid off and the related values of assets and accumulated amortization remain on our books as these assets are still in service.

System components not yet in service consist primarily of certain infrastructure equipment relating to the operation of the LoJack System.

5. BOOMERANG ACQUISITION

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

The following represents the unaudited pro forma results of the operations for LoJack and Boomerang as though the acquisition of Boomerang had occurred at the beginning of each period shown (in thousands, except per share data). The unaudited pro forma financial information, however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results. The pro forma amounts do not reflect any operating efficiencies and cost savings that we believe may be achievable.

	Year Ended December 31,
	2004	2003
Net revenues	$162,536	$142,450
Net income	11,439	7,172
Net income per share:
Basic	$0.68	$0.44
Diluted	$0.65	$0.43

6. GOODWILL AND OTHER INTANGIBLES

All goodwill is associated with the Boomerang acquisition and is allocated entirely to the Boomerang segment. The carrying amount of goodwill was $46,303,000 and $44,584,000 at December 31, 2005 and 2004, respectively. The increase of $1,719,000 is attributable to currency translation adjustments of $1,492,000 and other adjustments made during 2005 of $227,000.

Intangible assets in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Monitoring contractual relationships	$6,700	$869	9 years	$6,485	$121	9 years
Completed technology	1,466	427	4 years	1,418	59	4 years
Trade name and trademark	670	87	9 years	648	11	9 years
Patents and other intangibles	575	400	7 years	426	340	7 years

Total	$9,411	$1,783	7 years	$8,977	$531	7 years

For the years ended December 31, 2005, 2004 and 2003, amortization expense for intangible assets was $1,201,000, $252,000 and $61,000, respectively.

Estimated amortization expense for the next five years for our intangible assets as of December 31, 2005 is as follows (in thousands):

2006	$1,210
2007	1,185
2008	1,124
2009	819
2010	819

7. OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2005	2004
Investments in international licensees	$3,995	$3,956
Deferred compensation plan assets	448	—
Deferred financing costs, net	163	199
Security deposits and other	176	131

Total other assets	$4,782	$4,286

Investment in international licensees

As of December 31, 2005, investments in international licensees of $3,995,000 included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000. The equity interest in our French licensee decreased from 13.37%, in 2004 to 7.74% in 2005, due to the licensee executing a capital increase in which we chose not to participate. The carrying amount of investments in the French licensee totaled $2,454,000.

Under the cost method of accounting, the investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. Management periodically reviews the carrying value of these investments. Based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate, we have concluded that there are no impairments to the fair value of these investments that should be viewed as other-than-temporary. During 2005, our Mexican licensee declared and paid a dividend of $120,000, which we recorded in other income. We have not recorded any gains or losses on these investments through December 31, 2005.

We may be required to record an impairment charge in a future period if (1) the licensee would require additional capital and is unable to raise sufficient capital to continue operations, (2) the licensee raises sufficient capital, but at a lower stock price than currently valued and/or (3) the operations and future cash flows of the licensee vary significantly from current projections, adversely affecting the viability of the business.

Below are the related party revenues associated with, and the receivables outstanding from, our Mexican and French licensees (in thousands):

	Mexican Licensee	French Licensee
Revenues for the year ended:
December 31, 2005	$4,832	$1,774
December 31, 2004	$3,589	$1,200
December 31, 2003	$3,120	$955

Accounts receivable at:
December 31, 2005	$1,436	$438
December 31, 2004	$1,185	$235

8. DEBT

Our debt consisted of the following as of December 31, 2005 and 2004 (in thousands):

	December 31,
	2005	2004
Current portion of long-term debt:
Capital lease obligations	$—	$157
Current maturities of long-term debt	5,274	4,084

Total current portion of long-term debt	$5,274	$4,241

Long-term debt:
Canadian dollar denominated term loan, less current portion	$14,520	$20,900

In October 2004, we entered into a Multicurrency Credit Agreement, to provide debt financing for the acquisition of Boomerang and to replace a prior revolving line of credit facility. The Multicurrency Credit Agreement is comprised of a $10,000,000 revolving line of credit, or the line of credit, and a term-loan.

The borrowings under the term loan used for the Boomerang acquisition totaled CAD$30,100,000 (U.S. dollar equivalent of $24,660,000 at time of closing on October 29, 2004). Borrowings under the term loan bear interest at a variable rate, adjustable quarterly, at our option, at either the Canadian base rate or a Euro-currency denominated rate (“Canadian LIBOR”). The Canadian base rate is defined as the greater of the Canadian prime rate (5.25% at December 31, 2005) or the Canadian dollar denominated bankers acceptance rate plus 1.00% (totaling 4.35% at December 31, 2005). The Canadian LIBOR rate at December 31, 2005 was 3.32%. The term loan requires that we make quarterly principal payments of CAD$1,537,000 (U.S. dollar equivalent of $1,319,000 using the exchange rate as of December 31, 2005) through October 29, 2009, the termination date when all outstanding balances become due. Interest is due on a monthly or quarterly basis, depending on the interest rate method chosen. The term loan allows us to prepay outstanding balances in whole or in part, at any time prior to the October 29, 2009 termination date. As of December 31, 2005 the effective rate on the outstanding borrowings was 4.38%.

Borrowings under the $10,000,000 line-of-credit facility must be denominated in U.S. dollars. No borrowings under the line of credit were outstanding at December 31, 2005.

The Multicurrency Credit Agreement generally contains limitations on certain investments, acquisitions and/or mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including minimum leverage and EBITDA ratios, minimum net worth levels and maximum capital expenditures. The payment of dividends is permitted under the Multicurrency Credit Agreement and is limited only to the extent such payments affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the facility. As of December 31, 2005, we were in compliance with all covenants under the Multicurrency Credit Agreement.

In July 2005, the Multicurrency Credit Agreement was amended to (i) eliminate a provision that limited our ability to repurchase shares of our capital stock, (ii) add a CAD$5,000,000 revolving line-of-credit facility for our Boomerang segment and (iii) increase the amounts allowed under the financial covenants for capital expenditures. Outstanding borrowings under this Canadian dollar denominated line-of-credit facility bear interest at a variable rate, at our option, based on either the Canadian base rate or a Euro-currency denominated rate. Any amounts outstanding under the line of credit may be repaid and then can be reborrowed until October 29, 2009, when all outstanding balances become due.

In May 2005, we also entered into an agreement with our lender for CAD$500,000 in overdraft protection for our Boomerang segment. Interest on this overdraft protection is based on the lender’s prime rate plus 75 basis points.

In September 2005, the Multicurrency Credit Agreement was amended to redefine the criteria whereby we may repurchase our capital stock. This amendment allows us to initiate a capital stock repurchase plan at any time as long as no default or event of default exists

We also have a $4,000,000 revolving credit note, or the demand line. Outstanding borrowings under the demand line bear interest, payable monthly, at the bank’s base rate (7.25% at December 31, 2005), or if converted at our option, based upon the LIBOR rate plus 175 basis points (totaling 6.14% at December 31, 2005). As of December 31, 2005, we also had two irrevocable letters of credit in the aggregate amount of $1,020,000 outstanding. These letters of credit reduce the amount available to borrow under this demand line. As of December 31, 2005, there were no outstanding borrowings under the demand line.

The following table summarizes our annual maturities of debt for the five years subsequent to December 31, 2005 (in thousands):

Long-Term Debt (1)
2006	$5,274
2007	5,274
2008	5,274
2009	3,972
2010	—

Total principal	19,794

Less current portion	5,274

Total long-term debt	$14,520

(1)	This debt is denominated in Canadian dollars and the maturities have been presented at the exchange rate for U.S. dollars prevailing at December 31, 2005

9. DERIVATIVE INSTRUMENTS AND HEDGING

We use derivative financial instruments to actively manage exposures to foreign currency risks. Our primary objective for holding derivatives is to minimize interest rate and foreign currency risk using the most effective methods to eliminate or reduce the impact of these risks.

In January 2005, we entered into an interest rate cap agreement for a term of two years to limit a portion of our interest rate risk associated with the CAD$30,100,000 term loan. In accordance with the interest rate cap agreement, we are entitled to proceeds equal to the amount by which the Canadian dollar denominated bankers acceptance rate exceeds 4.00% multiplied by the notional amount. The notional amount as of December 31, 2005 was CAD$21,680,000 and is scheduled to be reduced over a two year amortization period ending December 31, 2006. As of December 31, 2005 the 30-day Canadian dollar denominated bankers acceptance rate was 3.35%. During the year ended December 31, 2005, the value of the interest rate cap instrument decreased resulting in a loss of $19,000, net of tax, which was recorded in accumulated other comprehensive income. The fair value of the interest rate cap agreement totaled $25,000 as of December 31, 2005 and is included within other assets on our consolidated balance sheet.

In January 2005, we entered into foreign currency hedge contracts totaling $1,500,000 to hedge a portion of anticipated 2005 Canadian dollar denominated sales against currency fluctuations. As of December 31, 2005, all hedging contracts had matured resulting in a $11,000 realized gain in the consolidated statements of income.

In August 2004, we entered into a foreign exchange contract, which matured in October 2004, to hedge our Canadian dollar commitment to acquire Boomerang. A gain of $860,000 was recorded in our statement of income for the year ended December 31, 2004 upon settlement of this contract.

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

10. STOCKHOLDERS’ EQUITY

Preferred Stock – As of December 31, 2005, we had 10,000,000 authorized shares of $.01 par value preferred stock of which 350,000 shares have been designated as Series B Junior Participating Preferred Stock, par value $.01 per share, or the Series B Preferred Stock. The Series B Preferred Stock is reserved for issuance pursuant to Series B Preferred Share Purchase Rights (each a Right) attached to the Common Stock. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer and Trust Company. There were no shares of Series B Preferred Stock outstanding at December 31, 2005, 2004 and 2003.

In connection with our combination with Boomerang, we issued one share of $.01 par value preferred stock designated as Special Voting Preferred Stock to Computershare Trust Company of Canada, as trustee under a Voting and Exchange Trust Agreement among LoJack, Boomerang and the trustee.

Common Stock – As of December 31, 2005, we had 35,000,000 authorized shares of $.01 par value common stock of which 18,141,288 are issued and outstanding. Shares equal to the number of ExchangeCo exchangeable shares outstanding are reserved for the future exchange to LoJack shares. In addition, 3,295,828 shares are reserved for the future issuance and exercise of stock options.

As partial consideration in the acquisition of Boomerang, we issued 835,659 exchangeable shares of ExchangeCo with no par value. ExchangeCo is a wholly owned subsidiary of LoJack and shares of ExchangeCo are convertible into LoJack common shares on a one-for-one basis. Holders of ExchangeCo shares have dividend, liquidation, and voting rights on a basis similar to LoJack common shares. As of December 31, 2005 and 2004, there were 787,657 and 833,618 exchangeable shares of ExchangeCo outstanding. ExchangeCo shares were included in the calculation of total basic and diluted earnings per share starting in 2004.

Incentive Plan - In May 2003, our shareholders approved the 2003 Stock Incentive Plan, or the Incentive Plan, which provides for the issuance of stock options and the granting of restricted stock to our executive officers, officers and other key employees. A total of 1,471,787 shares of common stock were authorized for issuance under the Incentive Plan, consisting of 1,000,000 new shares and 471,787 shares allocated from our Restated and Amended Stock Incentive Plan. The incentive stock options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Options generally become exercisable over periods of two to five years and expire ten years from the date of the grant. At December 31, 2005, there were 2,462,491 options and 143,068 shares of restricted stock outstanding under both plans and 690,269 shares were available for future grant under the Incentive Plan.

In 2005 and 2004, we granted 90,668 and 62,750 shares, respectively, of restricted stock to our employees. The fair market value of these shares on the dates of grant totaled $1,307,000, and $508,000 or an average price of $14.41 and $8.10 per restricted share, in 2005 and 2004, respectively, and were recorded to unearned compensation as a component of total stockholders’ equity. The restricted shares vest on the third anniversary date of the grant and are subject to forfeiture. During the year ended December 31, 2005, 10,350 shares were forfeited. Compensation expense equal to the total fair market value on the date of grant is being recognized on a straight-line basis over the three year vesting term. For the years ended December 31, 2005 and 2004, $467,000 and $141,000 of compensation expense, respectively, has been recorded in operating expenses and $1,096,000 and $367,000 remained in unearned compensation as a component of stockholders’ equity as of December 31, 2005 and 2004, respectively. The compensation expense related to the restricted stock grants as of December 31, 2005 should be approximately $568,000, $438,000 and $90,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

The following table presents activity of all stock options:

	Number of Options	Weighted Average Price
Outstanding at January 1, 2003	3,918,295	$8.17
Granted	724,092	5.65
Exercised	(84,468)	5.80
Canceled or forfeited	(299,720)	5.02

Outstanding at December 31, 2003	4,258,199	8.03
Granted	286,975	8.69
Exercised	(637,879)	7.34
Canceled or forfeited	(17,915)	5.76

Outstanding at December 31, 2004	3,889,380	8.22
Granted	297,525	14.28
Exercised	(1,595,574)	9.44
Canceled or forfeited	(128,840)	8.60

Outstanding at December 31, 2005	2,462,491	$8.20

The following table sets forth information regarding options outstanding at December 31, 2005:

Number of Options	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Currently Exercisable	Weighted Average Exercise Price for Currently Exercisable
936,951	$4.70-$ 6.47	$5.45	6	534,825	$5.59
1,024,290	7.13- 10.13	8.03	5	862,380	8.02
501,250	10.25- 17.56	13.67	6	209,875	12.92

2,462,491	$4.70-$17.56	$7.85	6	1,607,080	$8.20

At December 31, 2004 and 2003, there were 2,729,989 and 2,866,127 options exercisable at weighted average prices of $10.22 and $9.16, respectively.

Employee Stock Purchase Plan – In May 2002, our stockholders authorized up to 250,000 shares of common stock to be available for our Employee Stock Purchase Plan. In May 2004, our stockholders voted to increase the shares available under the plan to 1,000,000 shares. The plan is open to all employees who have at least 6 months of service and allows eligible employees to purchase our stock at the lower of 85% of the fair market value of the shares on the offering date or the purchase date, which is six months after commencement of the offering date. For the years ended December 31, 2005, 2004 and 2003, 108,804, 121,427 and 150,127 shares, respectively, were issued under the plan.

In 2006, pursuant to our adoption of SFAS No. 123R, we will record as stock-based compensation expense the fair value of the shares to be purchased under the Employee Stock Purchase Plan, as a result of the discounted purchase price of the common stock as compared to its fair value on date of grant.

Stock Repurchase Plans and Retirement of Treasury Stock – During fiscal 1996, our Board of Directors authorized a stock repurchase plan, or the Repurchase Plan. The Repurchase Plan, as amended several times since that date, authorizes us to purchase up to 9,200,000 shares of our outstanding common stock. Through December 31, 2005, we had repurchased 8,742,702 shares for a total of $80,936,000. During 2005, we repurchased 79,668 shares for a total value of $2,234,000. No shares were repurchased in 2004 or 2003.

On July 24, 2003, our Board of Directors approved the retirement of 8,663,034 shares of treasury stock. The par value of the 8,663,034 shares of $87,000 was deducted from Common Stock and the remaining $78,615,000 cost of the treasury stock was recorded to additional paid-in capital. Prior to the retirement of the treasury stock, the sum of $14,251,000 was transferred from retained earnings to additional paid-in capital.

On February 28, 2006, our Board of Directors authorized a new stock repurchase plan, or The 2006 Repurchase Plan. The 2006 Repurchase Plan which replaces and is not additive to, The Repurchase Plan, authorizes us to purchase up to 2,000,000 shares of our outstanding common stock over the next two years.

11. INCOME TAXES

The components of income before taxes on income are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
United States	$24,537	$15,786	$12,007
Foreign	2,959	1,266	477

	$27,496	$17,052	$12,484

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$5,403	$8,292	$4,919
State	370	1,291	816
Foreign	1,656	712	162

Total	7,429	10,295	5,897

Deferred:
Federal	2,254	(2,957)	(874)
State	91	(422)	(154)
Foreign	(693)	(264)	—

Total	1,652	(3,643)	(1,028)

Provision for income taxes	$9,081	$6,652	$4,869

The difference between our effective income tax rate and the United States statutory rate is reconciled below:

	Year Ended December 31,
	2005	2004	2003
U.S. statutory rate	35%	35%	35%
State taxes, net of federal benefit	4	4	4
Foreign sales	(1)	(2)	(2)
Release of tax contingency	(3)	—	—
Foreign rate differential	(2)	—	—
Other, net	—	2	2

Effective income tax rate	33%	39%	39%

The tax effects of the items comprising our net deferred tax asset as of December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Accruals not currently deductible	$1,448	$1,488
Revenues recognized for tax purposes	7,051	10,144
Net operating loss carryforwards	273	—
Other	—	4

Total gross deferred tax assets	8,772	11,636
Valuation allowance	(171)

Net deferred tax assets	8,601	11,636

Deferred tax liabilities:
Depreciable assets	(1,403)	(2,153)
Tax credits	—	(113)
Intangible assets	(2,319)	(2,616)
Deferred revenue	(76)	(279)
Inventory	—	(43)
Other	(4)	—

Total deferred tax liability	(3,802)	(5,204)

Net deferred tax assets	$4,799	$6,432

As of December 31, 2005, we have aggregate state net operating loss carryforwards of approximately $1,600,000 which will expire at various dates through 2025.

We are audited by federal, state and foreign taxing authorities. The outcome of these audits may result in us being assessed taxes in addition to amounts previously paid. Accordingly, we maintain tax contingency reserves for such potential assessments when they are probable and estimable. The reserves are determined based upon our best estimate of possible assessments by the Internal Revenue Service or other taxing authorities and are adjusted, from time to time, based upon changing facts and circumstances. During the fourth quarter of 2005, the Commonwealth of Massachusetts completed its audits of our combined Massachusetts income tax returns for fiscal year 2000 through calendar year 2002. As a result of the Commonwealth issuing its final assessment related to the periods under examination, we reassessed our income tax contingency reserves to reflect the Commonwealth’s findings and recorded a $710,000 reduction in state income tax expense during the fourth quarter of 2005.

In 2005, we recorded a deferred tax asset of approximately $171,000 related to Italian net operating losses, which have an unlimited life. A valuation allowance has been established against the Italian losses because we determined that it is more likely than not that current year income tax benefits will not be realized because of the lack of historical evidence. If sufficient evidence of our ability to generate future taxable income in Italy becomes apparent, we may be required to reduce our valuation allowance, which may result in income tax benefits in our consolidated statement of income.

We do not provide for federal income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States. If repatriated, additional taxes of approximately $500,000 on these earnings would be due, based on the current tax rates in effect. For the year ended December 31, 2005 foreign income before taxes excluding $541,000 in Italian losses was $3,500,000.

12. COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments – We lease various facilities, equipment and vehicles under operating leases whose terms expire from 2006 to 2012. Certain facility leases contain renewal options ranging from two to five years. Certain of our facility leases contain escalation clauses; we record the total expense of the lease on a straight-line basis over the estimated term of lease.

Minimum annual lease payments under operating leases as of December 31, 2005 are as follows (in thousands):

2006	$5,062
2007	3,851
2008	2,999
2009	2,450
2010 and thereafter	7,767

Total	$22,129

Rental expense under operating leases aggregated approximately $5,056,000, $4,224,000 and $3,521,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

Purchase Commitments and Milestone Payments – In the fourth quarter of 2005, we placed purchase orders to fulfill our estimated calendar year 2006 production requirements. These orders include non-cancelable commitments of approximately $5,682,000. We are also committed to our suppliers for certain system components of $326,000.

Contingencies – From time to time, we are engaged in certain legal matters arising in the ordinary course of business. In our opinion, we have adequate legal defenses or insurance coverage with respect to these actions and believe that the ultimate outcomes will not have a material adverse effect on our financial position.

Certain Concentrations – We have contract manufacturing arrangements for the current and new versions of the LoJack Unit and other LoJack System components sold through the domestic and international segments. We believe that several companies have the capability to manufacture LoJack Units.

13. EMPLOYEE BENEFIT PLANS

We have a defined contribution plan under Section 40l(k) of the Internal Revenue Code to provide retirement benefits covering substantially all full-time employees. Under the provisions of the plan, employees are eligible to contribute a portion of their compensation within certain limitations as established by the plan and the Internal Revenue Code. Annually, we match a percentage of employee contributions on a discretionary basis as determined by the Board of Directors. Our Board of Directors elected to match 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of the participants’ compensation, for the years ended December 31, 2005, 2004 and 2003, subject to certain limitations. Company contributions become fully vested after five years of continuous service. Company contributions related to the plan were approximately $1,111,000, $982,000 and $829,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

In December 2004, we established a nonqualified deferred compensation plan for the benefit of our key employees. The plan allows for eligible employees to defer a percentage of their total compensation. We will match 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of their compensation. Company contributions become 100% vested three years after contribution. We may also make discretionary contributions to the deferred compensation plan in a form and manner we determine. Employee deferrals and Company contributions began in the first quarter of 2005. During 2005, we contributed approximately $175,000 to the plan.

14. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

We have three separately managed and reported business segments: domestic, international and Boomerang.

Our domestic segment sells products that operate in all or a portion of 25 states and the District of Columbia, in the United States.

Our international segment sells products and licenses vehicle recovery technology to 25 countries and territories throughout Europe, Asia, Africa and Latin and South America.

In October 2004, we acquired Boomerang, a provider of stolen vehicle recovery in Canada. We consider Boomerang as its own operating segment.

The following table presents information about our operating segments for the years ended December 31, 2005, 2004 and 2003 (in thousands). Certain general overhead costs have been allocated to the domestic and international segments based on methods considered to be reasonable by our management. Income taxes have been allocated to the domestic and international segments using our effective tax rate.

	Domestic Segment	International Segment	Boomerang Segment	Consolidated
Year ended December 31, 2005

Revenues	$130,182	$41,053	$19,491	$190,726
Depreciation and amortization	4,335	13	2,234	6,582
Interest income	338	369	105	812
Interest expense	43	43	870	956
Income tax expense / (benefit)	5,045	4,301	(265)	9,081
Segment net income	9,354	8,233	852	18,439
Capital expenditures	6,600	229	993	7,822
Segment assets	107,726	25,240	58,597	191,563
Deferred revenue	30,411	1,556	12,622	44,589

Year ended December 31, 2004

Revenues	$111,968	$29,923	$3,800	$145,691
Depreciation and amortization	4,475	29	419	4,923
Interest income	20	186	17	223
Interest expense	5	28	175	208
Income tax expense	3,598	3,023	31	6,652
Segment net income	5,628	4,729	43	10,400
Capital expenditures	3,338	—	28	3,366
Segment assets	68,318	18,720	62,484	149,522
Deferred revenue	23,237	2,080	11,882	37,199

Year ended December 31, 2003

Revenues	$100,860	$24,948	$—	$125,808
Depreciation and amortization	4,335	19	—	4,354
Interest income	6	127	—	133
Interest expense	12	72	—	84
Income tax expense	2,378	2,491	—	4,869
Segment net income	3,268	4,347	—	7,615
Capital expenditures	4,280	26	—	4,306
Segment assets	50,032	14,542	—	64,574
Deferred revenue	16,282	2,761	—	19,043

The following table presents information about our geographic revenues, based on the location of our customers, for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2005	2004	2003
United States	$130,182	$111,968	$100,860
Africa, primarily South Africa	9,158	10,884	7,808
Latin American and Caribbean countries	28,065	15,612	13,300
Canada	19,491	3,800	—
Europe and Asia	3,830	3,427	3,840

Total	$190,726	$145,691	$125,808

We carry a variety of long-lived assets on our balance sheet including property and equipment, identifiable intangible assets and goodwill. The following table presents information about our long-lived assets for the years ended December 31, 2005, and 2004 (in thousands):

	December 31,
	2005	2004
United States	$15,674	$13,316
Italy	218	—
Canada	56,144	55,314

Total	$72,036	$68,630

15. UNAUDITED QUARTERLY RESULTS

Our unaudited quarterly results are summarized below (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2005

Revenues	$42,952	$49,163	$52,253	$46,358
Gross margin	22,095	26,875	28,686	24,067
Net income	2,635	4,986	5,801	5,017
Basic earnings per share	$0.15	$0.28	$0.32	$0.27
Diluted earnings per share	$0.14	$0.26	$0.30	$0.25

Year Ended December 31, 2004

Revenues	$32,146	$35,939	$38,019	$39,587
Gross margin	16,415	18,931	20,208	20,887
Net income	1,578	2,381	3,334	3,107
Basic earnings per share	$0.11	$0.16	$0.22	$0.19
Diluted earnings per share	$0.10	$0.15	$0.21	$0.18

16. SUBSEQUENT EVENT

In April, 2003 we brought suit against Clare, Inc., or Clare, a wholly owned subsidiary of IXYS Corporation (NASDAQ; SYXI), claiming that they had breached a contract with us. On February 8, 2006 a jury in the Superior Court of Norfolk County, Massachusetts returned a favorable verdict in our suit against Clare and awarded us damages in the amount of $36,700,000. We expect that the Court will enter judgment on the verdict and add pre-judgment interest at the rate of 12% per annum from March 1, 2002, the date of breach. We estimate that pre-judgment interest will amount to approximately $17,300,000, for a total judgment of approximately $54,000,000. We will not record the award in our financial statements until such time as all legal remedies have been exhausted, a decision by the court(s) is made final and payment has been received or is assured of being collected.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Controls and Procedures

Based on their evaluation as of December 31, 2005, our Chief Executive Officer, Chief Financial Officer and Corporate Controller and Chief Accounting Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective.

Our assessment of the effectiveness of our internal control over financial reporting was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their reports appearing on page 63, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2005.

Changes in internal control over financial reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LoJack Corporation:

Westwood, Massachusetts

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that LoJack Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005, of the Company, and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 9, 2006

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Code of Ethics

Our Amended and Restated Code of Business Conduct and Ethics, or the Code of Business Conduct and Ethics, applies to our directors, officers and employees. The Code of Business Conduct and Ethics is posted on our website, www.lojack.com, under “Investors” under the heading “Corporate Governance.” Any waiver for directors or executive officers from a provision of the Code of Business Conduct and Ethics must be approved by our Board of Directors and shall be disclosed on a Form 8-K within four business days. Additionally, we intend to satisfy our disclosure requirement regarding any amendment to the Code of Business Conduct and Ethics by posting such information on our website on Form 8-K within four business days.

Our website address is included in this Annual Report on Form 10-K as a textual reference only and the information in our website is not incorporated by reference into this Annual Report on Form 10-K.

See Item 1, Business – Executive Officers of the Registrant.

The remainder of the information required by this Item 10 is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 18, 2006 under the headings “Proposal No. 1 – Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 18, 2006 under the headings “Executive Compensation” and “Proposal No. 1 – Election of Directors.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated herein by reference to the information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 18, 2006 under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized For Issuance Under Equity Compensation Plans.”

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 18, 2006 under the heading “Certain Relationships and Related Transactions.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 18, 2006 under the heading “Auditors.”

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following documents are filed as part of this annual report:

The financial statements and report of the independent registered public accounting firm required by this Item are included in Part II, Item 8.

(b)	Exhibits

3A.	Amended By-Laws (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 1992, filed with the Commission, File No. 001-08439).

3B.	Restated Articles of Organization, as amended (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on October 23, 2004, File No. 001-08439).

4A.	Amended Specimen Share Certificate (incorporated by reference to Exhibit 4A to File No. 2-98609).

4B.	Rights Agreement, dated December 17, 1999, between the Company and American Stock Transfer and Trust Company (incorporated by reference to the Company’s registration statement on Form 8-12G, filed with the Commission on December 20, 1999, File No. 28563).

4C.	Support Agreement, dated as of October 29, 2004, by and among the Company, 6292887 Canada Inc. and LoJack ExchangeCo Canada Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 1999, File No. 001-08439).

4D.	Voting and Exchange Trust Agreement, dated as of October 29, 2004, by and among LoJack Corporation, LoJack ExchangeCo Canada Inc. and Computershare Trust Company of Canada. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission, File No. 001-08439).

4E.	Combination Agreement, dated as of August 16, 2004, by and among LoJack Corporation, 4246624 Canada Inc. and Boomerang Tracking Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with Commission on October 23, 2004, File No. 001-08439).

4F.	Principal Shareholders Voting Agreement, dated as of August 16, 2004, by and among LoJack Corporation, 4246624 Canada Inc., Automobility Inc., André Boulay, Peter Lashchuk and Robert Nelson (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on October 23, 2004, File No. 001-08439).

10A.	Supply Agreement with Motorola (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1986, filed with the Commission, File No. 001-08439).

10B.	Employment Agreement, dated November 1, 2000, with Ronald J. Rossi (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001, filed with the Commission, File No. 001-08439).

10C.	Loan Agreement, dated June 21, 2002, among Citizens Bank of Massachusetts and the Company, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdings Corporation, LoJack of Pennsylvania, Inc., LoJack Recovery Systems Business Trust, LoJack Arizona, LLC, Vehicle Recovery Systems Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission, File No.001-08439).

10D.	Loan Agreement, between the Company and its Argentine licensee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission, File No. 108439 (the “September 2002 Form 10-Q”).

10E.	Promissory Note, dated September 5, 2002, issued to the Company by its Argentine licensee (incorporated by reference to the September 2002 Form 10-Q).

10F.	Pledge and Security Agreement, dated September 5, 2002, made by Carlos Roberto Mackinlay in favor of the Company (incorporated by reference to the September 2002 Form 10-Q).

10G.	Pledge and Security Agreement, dated September 5, 2002, made by Roberto Bonanni Rey in favor of the Company (incorporated by reference to the September 2002 Form 10-Q).

10H.	Guarantee Agreement, dated September 5, 2002, by Carlos Roberto Mackinlay in favor of the Company (incorporated by reference to the September 2002 Form 10-Q).

10I.	Amended Employment Agreement, dated July 31, 2002, with Ronald J. Rossi (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Commission, File No. 001-08439 (the “2002 Form 10-K”).

10J.	Amendment, effective November 30, 2002, to the September 5, 2002 Loan Agreement, entered into by and among Car Security S.A., LoJack Recovery Systems Business Trust, the Company, Carlos Mackinlay and Roberto Bonanni Rey (incorporated by reference to the 2002 Form 10-K).

10K.++	Restated and Amended Stock Incentive Plan, as restated February 28, 2001, and as amended on October 11, 2001 and December 23, 2002 (incorporated by reference to the 2002 Form 10-K).

10L.++	Form of Senior Management Option Agreement (incorporated by reference to the 2002 Form 10-K).

10M.++	Form of Non-Employee Director Option Agreement (incorporated by reference to the 2002 Form 10-K).

10N.	Amendment No. 1 to Loan Agreement and Consent, dated as of January 8, 2003, by and among the Company, LoJack International Corporation, Vehicle Recovery Systems Company, LoJack Global LLC, LoJack Operating Company, L.P. and Citizens Bank of Massachusetts (incorporated by reference to the 2002 Form 10-K).

10O.	Subscription Agreement, dated as of March 14, 2002, by and among LoJack de México, S. de R.L. de C.V., Grupo Car Mart, S.A. de C.V. and José Antonio Ocejo Gutiérrez (incorporated by reference to the 2002 Form 10-K).

10P.	Contrat D’Emission D’ Obligations Convertibles (Agreement to Issue Convertible Bonds), dated March 10, 2003, between the Company and its French licensee, Traqueur (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Commission, File No. 001-08439).

(a) As executed

(b) English translation

10Q.	Avenant Au Contrat D’Emission D’Obligations Convertibles, (Amendment to Agreement to Issue Convertible Bonds), dated March 25, 2003, between the Company and its French licensee, Traqueur (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Commission, File No. 001-08439 (the “June 2003 10-Q”)).

(a) As executed

(b) English translation

10R.	Protocle D’investissement (Investment Agreement), dated July 28, 2003, between the Company and its French licensee, Traqueur (incorporated by reference to the June 2003 10-Q).

(a) As executed

(b) English translation

10S.	Letter agreements, dated July 28, 2003, to purchase 400 shares in Traqueur (incorporated by reference to the June 2003 10-Q).

(a) A proposed transfer of shares and waiver of preemptive rights

(b) Letter regarding exercise of preemptive rights to purchase by LoJack Corporation

(c) Letter to waive preemptive rights by Tracker Network UK Limited

10T.++	Form of Change of Control Agreements (incorporated by reference to the June 2003 10-Q).

10U.++	Amendment to Change of Control Agreement, dated May 2003, between LoJack Corporation and Joseph F. Abely (incorporated by reference to the June 2003 10-Q).

10V.	Termes et conditions de l’avance en compte courant au profit de la societe, (Advance Agreement), dated October 31, 2003, between the Company and its French licensee, Traqueur (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Filed with the Commission, File No. 001-08439).

(a) As executed

(b) English translation

10W.	Agreement for the Design & Supply of VLU5 Products, dated December 29, 2003, between the Company and Plextek Limited, (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 Form 10-K”).

10X.	Amendment to the Shareholder Loan to the Benefit of Traqueur SA, dated December 15, 2003, between the Company and its French licensee, Traqueur.

(a) As executed

(b) English translation (incorporated by reference to the 2003 Form 10-K)

10Y.	Shareholders Agreement, dated December 15, 2003, by and among Traqueur Shareholders

(a) As executed

(b) English translation (incorporated by reference to the March 2004 10-K)

10Z.++	LoJack Corporation 2003 Stock Incentive Plan (incorporated by reference to the 2003 Form 10-K).

10aa.++	Form of LoJack Corporation 2003 Stock Incentive Plan Stock Option Agreement. (incorporated by reference to the 2003 Form 10-K).

10bb.++	Form of LoJack Corporation Restricted Stock Agreement. (incorporated by reference to the 2003 Form 10-K).

10cc.++	Employment Agreement, dated November 14, 2003, with Thomas A. Wooters. (incorporated by reference to the 2003 Form 10-K).

10.dd	Multicurrency Credit Agreement, dated as of October 29, 2004, among LoJack Corporation, LoJack ExchangeCo Canada Inc., the Guarantors from time to time parties hereto, the Lenders from time to time party hereto and Harris Trust and Savings Bank, as Administrative Agent, and Bank of Montreal, as Canadian Co-Agent. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with Commission on November 3, 2004, File No. 001-08439).

10ee.	Fourth Amendment to Loan Agreement, dated June 8, 2004 among Citizens Bank of Massachusetts and the Company, LoJack International Corporation, LoJack Global LLC, LoJack Operating Company, L.P. and Vehicle Recovery Systems Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission, File No. 001-08439).

10ff.	Fifth Amendment to Loan Agreement, dated as of October 29, 2004, by and among Citizens Bank of Massachusetts and LoJack Corporation, LoJack International Corporation, LoJack Global LLC, LoJack Operating Company, L.P. and Vehicle Recovery Systems Company. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with Commission on November 3, 2004, File No. 001-08439).

10gg	LoJack Nonqualified Deferred Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on December 21, 2004, File No. 001-08439).

10hh	Boomerang Tracking Inc. Contract with Bell Canada and Bell Mobility Inc relating to the provision of cell phone services in Canada for resale (the “Bell Mobility Contract”). (incorporated by reference to the 2004 Form 10-K).

10ii	Boomerang Tracking Inc. Amendment to the Bell Mobility Contract. (incorporated by reference to the 2004 Form 10-K).

10jj	Boomerang Tracking Inc. Contract with The Createch Group for services relating to upgrading enterprise software. (incorporated by reference to the 2004 Form 10-K).

10.kk	Sixth Amendment to Loan Agreement, dated as of April 27, 2005, by and among Citizens Bank of Massachusetts and LoJack Corporation, LoJack International Corporation, LoJack Global LLC, LoJack Operating Company, L.P. and Vehicle Recovery Systems Company. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with Commission on May 10, 2005, File No. 001-08439).

10.ll	First Amendment to Multicurrency Credit Agreement among LoJack Corporation, LoJack ExchangeCo Canada Inc., the Guarantors from time to time parties thereto, the Lenders from time to time party thereto and Harris Trust and Savings Bank, as Administrative Agent, and Bank of Montreal, as Canadian Co-Agent. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with Commission on May 10, 2005, File No. 001-08439).

10.mm	Second Amendment to Multicurrency Credit Agreement among LoJack Corporation, LoJack ExchangeCo Canada Inc., the Guarantors from time to time parties hereto, the Lenders from time to time party hereto and Harris Trust and Savings Bank, as Administrative Agent, and Bank of Montreal, as Canadian Co-Agent. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with Commission on May 10, 2005, File No. 001-08439).

10.nn	Royal Business OperatingLine Agreement, by and among Boomerang Tracking, Inc. and Royal Bank of Canada, dated May 20, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with Commission on August 9, 2005, File No. 001-08439).

10.oo	Third Amendment to Multicurrency Credit Agreement, dated as of September 23, 2005, among LoJack Corporation, LoJack ExchangeCo Canada Inc., the Guarantors from time to time parties thereto, the Lenders from time to time party thereto and Harris Trust and Savings Bank, as Administrative Agent, and Bank of Montreal, as Canadian Co-Agent. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with Commission on November 9, 2005, File No. 001-08439).

10. pp	Seventh Amendment to Loan Agreement, dated as of June 30, 2005, by and among Citizens Bank of Massachusetts and LoJack Corporation, LoJack International Corporation, LoJack Global LLC, LoJack Operating Company, L.P. and Vehicle Recovery Systems Company. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with Commission on November 9, 2005, File No. 001-08439).

10.qq++	Forms of Single and Double Trigger Change of Control Agreements. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with Commission on January 27, 2006, File No. 001-08439).

21.*	Subsidiaries of the Registrant.

23.*	Consent of Deloitte & Touche LLP.

31.1.*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.2.*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.3.*	Rule 13a-14(a)/15(d)–14(a) Certification.

32. *	Certification Pursuant to 18 U.S.C Section 1350.

*	Indicates an exhibit which is filed herewith.
++	Indicates an exhibit which constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Westwood, Commonwealth of Massachusetts, on the 10th day of March 2006.

LOJACK CORPORATION
(Registrant)

By:	/s/ Joseph F. Abely
Joseph F. Abely Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Joseph F. Abely Joseph F. Abely	Director and Chief Executive Officer	March 10, 2006

/s/ Richard T. Riley Richard T. Riley	Director and Chief Operating Officer	March 10, 2006

/s/ Ronald J. Rossi Ronald J. Rossi	Director	March 10, 2006

/s/ John H. MacKinnon	Director	March 10, 2006
John H. MacKinnon

/s/ Robert J. Murray Robert J. Murray	Director	March 10, 2006

/s/ Larry C. Renfro Larry C. Renfro	Director	March 10, 2006

/s/ Robert L. Rewey Robert L. Rewey	Director	March 10, 2006

/s/ Harvey Rosenthal Harvey Rosenthal	Director	March 10, 2006

/s/ Lee T. Sprague Lee T. Sprague	Director	March 10, 2006

/s/ Keith E. Farris Keith E. Farris	Vice President of Finance and Chief Financial Officer (principal financial officer)	March 10, 2006

/s/ Brian D. Boyce Brian D. Boyce	Corporate Controller and Chief Accounting Officer (principal accounting officer)	March 10, 2006