Form 10-Q
period 2006-03-31
LOJACK CORP
filed 2006-05-10
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒     NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 4, 2006, there were 18,816,341 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and equivalents	$14,012	$18,775
Short-term investments at fair value	25,583	28,833
Accounts receivable - Net	34,829	33,430
Inventories	20,947	17,952
Prepaid expenses and other	3,967	4,753
Prepaid income taxes	3,427	3,700
Deferred income taxes	4,307	3,998

Total current assets	107,072	111,441
PROPERTY AND EQUIPMENT - NET	19,098	18,105
DEFERRED INCOME TAXES	4,984	3,304
INTANGIBLE ASSETS - NET	7,307	7,628
GOODWILL	46,239	46,303
OTHER ASSETS - NET	5,169	4,782

TOTAL	$189,869	$191,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$6,552	$5,274
Accounts payable	9,950	9,231
Accrued and other liabilities	7,355	4,350
Current portion of deferred revenue	18,698	18,856
Accrued compensation	3,337	6,390

Total current liabilities	45,892	44,101

LONG TERM DEBT	13,183	14,520
DEFERRED REVENUE	26,500	25,733
DEFERRED INCOME TAXES	2,542	2,503
ACCRUED COMPENSATION	829	450

Total liabilities	88,946	87,307

COMMITMENTS AND CONTINGENT LIABILITIES	—	—
MINORITY INTEREST	235	278
STOCKHOLDERS’ EQUITY:
Preferred stock - $.01 par value; authorized, 10,000,000 shares; one special voting preferred share issued and outstanding	—	—
Common stock - $.01 par value; authorized, 35,000,000 shares; issued and outstanding, 18,798,941 at March 31, 2006 and 18,928,945 at December 31, 2005.	180	181
Additional paid-in capital	38,174	45,844
Unearned compensation	—	(1,096)
Accumulated other comprehensive income	2,243	1,894
Retained earnings	60,091	57,155

Total stockholders’ equity	100,688	103,978

TOTAL	$189,869	$191,563

The accompanying notes are an integral part of the condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2006	2005
	(unaudited)

Revenues	$50,702	$42,952
Cost of goods sold	24,766	20,857

Gross margin	25,936	22,095

Costs and expenses:
Product development	1,579	1,441
Sales and marketing	10,282	8,927
General and administrative	8,370	6,039
Depreciation and amortization	1,614	1,349

Total	21,845	17,756

Operating income	4,091	4,339

Other income (expense):
Interest income	311	112
Interest expense	(252)	(233)
Other	267	(6)

Total	326	(127)

Income before provision for income taxes	4,417	4,212
Provision for income taxes	1,524	1,577

Income before minority interest	2,893	2,635
Minority interest	43	—

Net income	$2,936	$2,635

Earnings per share:
Basic	$0.16	$0.15

Diluted	$0.15	$0.14

Weighted average shares:
Basic	18,815,529	17,391,386

Diluted	19,934,802	18,600,412

The accompanying notes are an integral part of the condensed consolidated financial statements

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2006	2005
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,936	$2,635

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,121	71
Depreciation and amortization	1,877	1,589
Allowance for doubtful accounts	(27)	299
Deferred income taxes	(1,782)	(814)
Gain on disposal of property and equipment	(8)	(26)
Gain on sale of marketable securities	(96)	—
Gain on foreign exchange transactions	(172)	—
Excess tax benefit related to stock option plan	488	1,053
Minority interest in net loss of consolidated subsidiary	(43)	—
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(1,447)	(2,718)
Inventories	(2,895)	1,419
Prepaid expenses and other	793	79
Prepaid income taxes	273	—
Other assets	(30)	(57)
Accounts payable	672	662
Accrued and other liabilities	121	(1,428)
Deferred revenue recognized	(6,428)	(5,224)
Deferred revenue additions	7,049	6,422

Net cash provided by operating activities	2,402	3,962

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,596)	(1,732)
Purchase of marketable securities	(18,786)	(4,920)
Proceeds from the sale of marketable securities	22,102	99
Other	63	(111)

Net cash provided by (used for) investing activities	783	(6,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	2,257	3,062
Excess tax benefit related to stock option plan	1,399	—
Repayment of debt, capital lease obligations and short-term borrowings	(1,316)	(130)
Proceeds from debt and short-term borrowings	1,280	693
Repurchase of common stock	(11,840)	—

Net cash (used for) provided by financing activities	(8,220)	3,625

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	272	57

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(4,763)	980

BEGINNING CASH AND EQUIVALENTS	18,775	15,862

ENDING CASH AND EQUIVALENTS	$14,012	$16,842

Supplemental cash flow information:
Income taxes paid	$328	$2,454
Interest paid	$260	$—

The accompanying notes are an integral part of the condensed consolidated financial statements

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by LoJack Corporation, or “LoJack”, “we”, “our”, or “the Company”, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances have been eliminated in consolidation. During 2005, we entered into a business arrangement for the purpose of commencing operations in Italy. Based on the terms of the arrangement we own 89% of LoJack Italia, S.r.l., or LoJack Italia. The results of LoJack Italia are consolidated within our financial statements and the minority share is eliminated through minority interest allocation.

In the opinion of our management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows. The results reported in these condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.

2. Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services and other stock-based transactions. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as compensation cost over the requisite service period. We previously applied Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and its interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.” We elected to adopt the modified prospective application method provided by SFAS No. 123(R).

The following table presents the impact of stock-based compensation expenses included in our condensed consolidated financial statements for the three months ended March 31, 2006 (in thousands, except per share data):

Three Months Ended March 31, 2006

Cost of goods sold	$182
Product development	67
Sales and marketing	166
General and administrative	706

Pre-tax stock-based compensation expense	1,121
Income tax benefits	(335)

Total stock-based compensation expense, net	$786

Cash flows from operating activities, net	$1,274

Cash flows from financing activities, net	$1,399

Basic earnings per share	$0.04

Diluted earnings per share	$0.04

Included in pre-tax stock-based compensation expense are costs of $296,000 and $157,000 in general and administrative and cost of goods sold, respectively, relating to modifications of stock option agreements arising from severance activity that occurred during the three months ended March 31, 2006. Stock-based compensation expense recognized for all equity-based awards is net of estimated forfeitures.

We had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards (in thousands, except per share data).

Three Months Ended March 31, 2005

Net income, as reported	$ 2,635
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	43
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of related tax effects	(457)

Pro forma net income	$ 2,221

Earnings per share:
Basic, as reported	$ 0.15
Basic, pro forma	$ 0.13
Diluted, as reported	$ 0.14
Diluted, pro forma	$ 0.12

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected stock price volatility was calculated based on the historical volatility of our common stock over the expected life of the option. The average expected life was based on the contractual term of the option and expected employee exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

The weighted-average assumptions used in the Black-Scholes option pricing model for the three months ended March 31, 2006 and 2005, respectively are as follows:

	2006	2005
Risk free interest rates	4.57%	4.19%
Expected life of option grants	5 years	6 years
Volatility	46%	38%
Dividend yield	0%	0%

The weighted-average grant-date fair values of options granted during the three months ended March 31, 2006 and 2005 were $10.13 and $6.24, respectively, per option. The intrinsic value of the options exercised during the three months ended March 31, 2006 was $4,790,000.

Incentive Plan - In May 2003, our shareholders approved the 2003 Stock Incentive Plan, or the Incentive Plan, which provides for the issuance of stock options and the granting of unvested stock to our executive officers, officers and other key employees. A total of 1,471,787 shares of common stock were authorized for issuance under the Incentive Plan, consisting of 1,000,000 new shares and 471,787 shares carried over from our Restated and Amended Stock Incentive Plan. The incentive stock options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Options generally become exercisable over periods of two to five years and expire seven to ten years from the date of the grant and for certain individuals become exercisable earlier upon the occurrence of certain change of control events. At March 31, 2006, 508,234 shares were available for future grant under the Incentive Plan.

Stock Options

A summary of option activity during the quarter ended March 31, 2006 is presented below:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2006	2,462,491	$8.20
Granted	81,200	22.25
Exercised	(297,545)	7.58
Cancelled	(3,065)	7.85
Forfeited	(575)	7.76

Outstanding at March 31, 2006	2,242,506	$8.76	6	$34,122

Vested and unvested expected to vest at March 31, 2006	2,215,915	$8.73	6	$33,782

Exercisable at March 31, 2006	1,584,938	$7.80	5	$25,642

Unvested Stock

Unvested stock represents shares of common stock that are subject to the risk of forfeiture until the fulfillment of specified conditions. Our unvested stock awards generally cliff vest either on the second or third anniversary date of the grant.

For grants which vest based on certain specified performance criteria, the grant date fair value of the shares is recognized over the period of performance, once achievement of criteria is deemed probable. For grants that vest through passage of time, the grant date fair value of the award is recognized over the vesting period. The fair value of unvested stock awards is determined based on the number of shares granted and the market value of our shares on the grant date.

A summary of unvested stock activity during the quarter ended March 31, 2006 is presented below:

	Unvested Stock
	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2006	143,068	$11.90
Granted	105,325	22.28
Vested	—	—
Forfeited	(850)	8.10

Unvested at March 31, 2006	247,543	$16.30

As of March 31, 2006, there was $3,232,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under our stock plans. That cost is expected to be recognized over a weighted average period of 3 years.

Employee Stock Purchase Plan – In May 2002, our stockholders authorized up to 250,000 shares of common stock to be available for our Employee Stock Purchase Plan, or ESPP. In May 2004, our stockholders voted to increase the shares available under the ESPP to 1,000,000 shares. The ESPP is open to all employees in the United States who have at least six months of service and allows eligible employees to purchase our stock at the lower of 85% of the fair market value of the shares on the offering date or the purchase date, which is six months after commencement of the offering date. During the three months ended March 31, 2006 and 2005, we did not issue any shares under the ESPP.

3. Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares and common share equivalents outstanding during each period. Diluted earnings per common share is computed using the weighted average number of common shares outstanding during the year and includes the effect of our outstanding stock options and unvested stock (using the treasury stock method), except where such stock options or unvested stock would be antidilutive.

A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended March 31, 2006 and 2005 is as follows:

	2006	2005

Weighted average shares for basic	18,815,529	17,391,386
Dilutive effect of stock options and unvested stock	1,119,273	1,209,026

Weighted average shares for diluted	19,934,802	18,600,412

Options to purchase 85,000 and 371,625 shares of common stock were outstanding for the three month periods ended March 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares, and the effect of including these securities would have been antidilutive.

4. Inventories

Inventories are classified as follows (in thousands):

	March 31, 2006	December 31, 2005

Raw materials	$ 465	$ 269
Work in process	124	170
Finished goods	20,358	17,513

Total inventories	$ 20,947	$ 17,952

5. Other Assets

Other assets consist of the following (in thousands):

	March 31, 2006	December 31, 2005

Investment in international licensees	$ 3,995	$ 3,995
Deferred compensation plan assets	821	448
Deferred financing costs, net	153	163
Security deposits and other	200	176

Total other assets	$ 5,169	$ 4,782

Investment in international licensees

Investments in international licensees of $3,995,000 included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, and a 7.74% interest in our French licensee of $2,454,000. These investments are accounted for under the cost method of accounting, as we do not own 20% or more of any one licensee and nor do we exercise significant control over the licensees. We have concluded that there are no impairments to the fair value of these investments that should be viewed as other-than-temporary. Accordingly, we have not recorded any losses on these investments through March 31, 2006.

Below are the revenues related to, and the outstanding receivables from, our Mexican and French licensees (in thousands):

	Mexican Licensee	French Licensee

Revenues for the three months ended:
March 31, 2006	$ 1,531	$ 485
March 31, 2005	$ 993	$ 243
Accounts receivable at:
March 31, 2006	$ 1,224	$ 450
December 31, 2005	$ 1,436	$ 438

6. Stock Repurchase Plans

During fiscal 1996, our Board of Directors authorized a stock repurchase plan, or the Repurchase Plan. The Repurchase Plan, as amended several times since that date, authorized us to purchase up to 9,200,000 shares of our outstanding common stock. Through February 27, 2006, the date the Repurchase Plan was terminated, we had repurchased 8,792,002 shares for a total of $82,131,000. During the first quarter of 2006, we repurchased 49,300 shares for a total value of $1,195,000 under the Repurchase Plan.

On February 28, 2006, our Board of Directors authorized a new stock repurchase plan, or the 2006 Repurchase Plan. The 2006 Repurchase Plan, which replaces and is not additive to the Repurchase Plan, authorizes us to purchase up to 2,000,000 shares of our outstanding common stock over the next two years. Through March 31, 2006, we had repurchased 482,724 shares for a total of $10,645,000 under the 2006 Repurchase Plan.

7. Comprehensive Income

Total comprehensive income and its components for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	2006	2005

Net income	$ 2,936	$ 2,635
Other comprehensive income:
Foreign currency translation adjustments	372	(243)
Unrealized gains (losses) on derivative instruments, net of tax of $4 and $(37)	6	(58)
Unrealized losses on marketable securities, net of tax of $18 and $ -	(29)	(2)

Comprehensive income	$ 3,285	$ 2,332

Total accumulated other comprehensive income and its components were as follows (in thousands):

	March 31, 2006	December 31, 2005

Currency translation adjustments	$ 2,257	$ 1,885
Unrealized loss on derivative instruments, net of tax	(13)	(19)
Unrealized (loss) gain on marketable securities, net of tax	(1)	28

Total accumulated other comprehensive income	$ 2,243	$ 1,894

8. Segment Reporting

We have three separately managed and reported business segments: domestic, international, and Boomerang (our Canadian subsidiary.)

The following table presents information about our business segments for the three months ended March 31, 2006 and 2005 (in thousands). Certain general overhead costs and income taxes have been allocated to the domestic and international segments based on methods considered to be reasonable by our management.

	Domestic Segment	International Segment	Boomerang Segment	Consolidated

Condensed Consolidated Income Statement Data

Three Months Ended March 31, 2006
Revenues	$35,249	$10,674	$4,779	$50,702
Depreciation and amortization	1,258	31	588	1,877
Interest expense	9	4	239	252
Interest income	150	150	11	311
Net income (loss)	1,092	2,028	(184)	2,936

Three Months Ended March 31, 2005
Revenues	$29,761	$8,751	$4,440	$42,952
Depreciation and amortization	1,030	17	542	1,589
Interest expense	10	10	213	233
Interest income	36	49	27	112
Net income (loss)	1,577	1,106	(48)	2,635

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended March 31, 2006 versus the three months ended March 31, 2005

Revenues

Revenues for the three months ended March 31, 2006 increased by 18%, or $7,750,000, as compared to the same period a year ago.

For the three months ended March 31, 2006, revenues relating to our domestic segment increased by 18%, or $5,488,000, as compared to the same period a year ago, primarily due to:

•	An increase of $3,880,000, or 15%, in revenue resulting from a 28% increase in the number of LoJack Units sold during the period, partially offset by a decrease in the average revenue per unit sold, reflecting the increasing percentage of units installed as part of our bulk installation program for large volume dealers and units installed by our third party installers and distributors, as well as increased incentives earned by customers during the first quarter of 2006. Units sold through the bulk installation program and units installed by third party installation partners yield lower sales prices and reflects our goal to increase dealer penetration and shift our focus to increasing gross margin dollars rather than gross margin percentage;

•	An increase of $843,000 in revenues recognized from the sale of LoJack for Motorcycles units, which we added to our product line in 2005;

•	An increase of $539,000 relating to LoJack’s Early Warning product, as the number of units in the installed base continues to grow. Revenue for this product is initially deferred and then recognized over 5 years, the estimated life of vehicle ownership; and

•	An increase of $215,000 in revenue recognized from the sale of warranty products.

For the three months ended March 31, 2006, revenues related to our international segment increased by 22%, or $1,923,000, as compared to the same period a year ago primarily due to:

•	An increase in revenue of $1,093,000, resulting from additional LoJack Units shipped to our licensees in Latin/South America and South Africa; and

•	Increased royalty revenues of $427,000, mainly due to the number of units installed in the licensees’ customer base, which positively impacts the royalty calculation, continues to increase.

For the three months ended March 31, 2006, we recorded $4,779,000 of revenue relating to our Boomerang segment, as compared to $4,440,000 to the same period a year ago. This increase was primarily due to the strengthening of the Canadian Dollar in 2006 versus 2005. Despite the slight improvement in year-over-year revenue results, the Boomerang Segment continues to be challenged by decreased unit sales through the insurance channel in Quebec. We have undertaken several initiatives aimed at reversing this trend: (a) we will be converting the base tracking technology from analog to digital over the next two to three years, (b) we have introduced a new product to service the mid-size car market, (c) we will continue our expansion into Ontario and (d) we expect to expand into British Columbia utilizing the traditional LoJack business model.

Cost of Goods Sold

Cost of goods sold for the quarters ended March 31, 2006 and 2005 was 49% of revenues in each quarter.

Cost of goods sold relating to our domestic segment for the quarter ended March 31, 2006 increased to 49% of revenues as compared to 44% of revenues for the same period a year ago. This increase is primarily due to the expansion of our installation program for large volume dealers which, due to lower price points, results in a higher cost of goods sold as a percentage of revenues. Domestic cost of goods sold was also negatively impacted during the quarter ended March 31, 2006 by the rollout of our next generation installation transmitting device, severance costs and non-cash stock compensation expense. After giving effect to these items we were still able to reduce the overall per unit installed cost of the product, by utilizing various distribution and installation programs to more cost effectively sell and install LoJack Units. While domestic unit sales increased by 18% in the first quarter of 2006, as compared to the same period a year ago, the average direct installation labor cost per unit decreased by 3%.

Cost of goods sold relating to our international segment was 50% of revenues for the quarter ended March 31, 2006, as compared to 62% of revenues for the same period a year ago, largely due to (i) a shift in LoJack Unit sales to a lower manufactured unit cost, (ii) an increase in royalty revenue for which there is no cost of sales, and (iii) the negative impact of foreign exchange on inventory manufactured and sold in Brazil during the first quarter of 2005.

Cost of goods sold relating to our Boomerang segment for the quarter ended March 31, 2006 was 43% of revenues, as compared to 50% of revenues for the same period a year ago, mainly due to the negative impact of an inventory valuation adjustment in the first quarter of 2005.

Product Development

Product development expenses increased by $138,000, or 10%, for the three months ended March 31, 2006 as compared to the same period a year earlier. The increase was mainly attributed to our adoption of SFAS No. 123(R) and increased personnel costs totaling $68,000 and $65,000, respectively.

Sales and Marketing

Sales and marketing expenses increased $1,355,000, or 15%, for the three months ended March 31, 2006, as compared to the same period a year earlier, primarily due to:

•	Increased media, public relations and advertising expenses of $400,000 relating to our domestic segment;

•	Increased salaries and incentive compensation of $991,000 relating to our domestic segment, primarily due to increased headcount and domestic expansion; and

•	Non-cash compensation of $130,000 relating to our adoption of SFAS No. 123(R).

General and Administrative

General and administrative expenses increased by $2,331,000, or 39%, for the three months ended March 31, 2006 as compared to the same period a year earlier primarily due to:

•	Severance related costs of $525,000;

•	Personnel costs of $410,000 necessary to support future growth;

•	Non-cash compensation of $269,000, relating to our adoption of SFAS No. 123(R);

•	Additional legal fees of $435,000, primarily relating to our civil suit with Clare, Inc.; and

•	Increased consulting expenses of $159,000 relating to our international expansion efforts.

Depreciation and Amortization

Depreciation and amortization expenses increased by $265,000, or 20%, for the three months ended March 31, 2006 as compared to the same period a year ago. The increase is primarily related to depreciation expense arising from the expansion of our domestic segment into additional states and to upgrading our technological infrastructure.

Other Income (Expense)

Other income for the three months ended March 31, 2006 increased by $453,000 when compared to the same period one year ago. This increase is attributable to the following:

•	Interest income increased by $200,000 due to the significant increase in our invested cash balances; and

•	Other income, besides interest, increased by $280,000 primarily as a result of (i) a $113,000 gain on the sale of marketable securities and (ii) $184,000 of foreign exchange gains.

Provision for Income Taxes

The provision for income taxes decreased by $53,000 for the three months ended March 31, 2006, as compared to the same period a year ago. The decrease was the result of the establishment of LoJack Ireland which became effective on January 1, 2006. Substantially all of our international profits will be taxed in Ireland at 12.5%. As a result of this change in international tax strategy, our effective combined tax rate decreased to 34.5% for the period ending March 31, 2006, as compared to 37.4% for the same period a year ago.

Net Income and Earnings Per Share

As a result of the foregoing, net income for the three months ended March 31, 2006 increased by $301,000 to $2,936,000 from $2,635,000 in the same period in 2005.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements include LoJack and the accounts of our subsidiaries, most of which are wholly owned. Intercompany transactions and balances are eliminated in consolidation. Management is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The actual results could differ from those estimates. Our accounting policies are described in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the period ended December 31, 2005.

Liquidity and Capital Resources

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

Additional uses of cash will be based on rate of return analyses, but may include acquisitions, repurchases of our common stock, investments in new technologies, products and/or international licensees or markets, which may require substantial investments of capital. On February 28, 2006, our Board of Directors authorized the 2006 Repurchase Plan. The 2006 Repurchase Plan authorizes us to purchase up to 2,000,000 shares of our outstanding common stock over the next two years. We plan to continue to improve and expand our infrastructure and explore opportunities in international markets, including the potential for strategic partnerships or acquisitions, alliances and/or equity investments. In October 2005, we implemented an initiative in Italy to be the majority owner and operator of the LoJack stolen vehicle recovery network. Majority ownership of the Italian network is part of our strategy to own a controlling interest in select international markets that present a significant opportunity. This ownership will result in cash outlays of approximately $8,000,000 to $10,000,000 over the next three years and we expect to commercially launch the Italian operation by mid-2006. This includes a capital investment to implement the LoJack network and recognition of the Italian subsidiary’s operating losses. We anticipate that the long-term profitability generated by the Italian operation after the investment period and the value that will be created as a result of the recurring fee structure will provide us with an adequate return on this investment.

Domestically, we intend to continue to expand our geographic presence and develop new technologies and may introduce new products that leverage our brand recognition, proven technology and knowledge of the process of stolen vehicle recovery. In March and April 2006, we expanded into South Carolina and Tennessee, respectively.

We expect our initiative to own and operate the Italian stolen vehicle recovery network coupled with our longer term international investment requirements and domestic expansion to be funded using existing cash, cash flows from operations and, if needed, our borrowing facilities.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2006	2005

Cash provided by (used for):
Operating activities	$2,402	$3,962
Investing activities	783	(6,664)
Financing activities	(8,220)	3,625
Effect of exchange rate changes on cash	272	57

(Decrease) increase in cash and equivalents	$(4,763)	$980

Cash provided by operating activities decreased by $1,560,000 during the three months ended March 31, 2006, compared to the same period in 2005. The decrease was due to (i) a decrease in other working capital items of $470,000, (ii) a decrease of $565,000 in tax benefit related to the stock option plan that is classified as an financing activity in 2006 and (iii) a tax related timing difference of revenue recognition of $968,000 partially offset by the increase in net income of $301,000.

Cash provided by investing activities increased by $7,447,000 during the three months ended March 31, 2006, compared to the same period in 2005, primarily due to an increase of $8,137,000 in net proceeds from the sale of investments partially offset by an increase in capital expenditures which included equipment related to our “next generation” installation transmitting devices, vehicle tracking units and upgraded computer equipment.

Cash used in financing activities increased by $11,845,000 during the three months ended March 31, 2006, compared to the same period in 2005, primarily reflecting $11,840,000 used for the repurchase of common stock, net cash used to pay down the term loan under the Multicurrency Credit Agreement of $527,000 and a decrease in cash generated from the exercise of stock options of $805,000. This was offset by an increase of $1,399,000 in tax benefit related to stock option plan that was previously presented in operating activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have limited exposure to market risk due to the nature of our financial instruments. Our financial instruments at March 31, 2006 consisted of cash and equivalents, short-term investments, accounts receivable, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities. The fair value of these financial instruments as of March 31, 2006, approximated their carrying values. Our short-term investments are in the form of U.S. federal and state governmental agencies that are carried at fair value in the financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Our primary market risk exposures relate to interest rate risk and foreign currency exchange rate risk.

Interest rate exposure relates primarily to the effect of interest rate changes on amounts outstanding under our term loan and line of credit facility for which there was CAD$23,043,000 (equivalent to U.S. $19,735,000) of borrowings outstanding as of March 31, 2006 and our variable rate line-of-credit and demand facilities. Based on the outstanding borrowings under the term loan at March 31, 2006, a 1% increase in the interest rate would result in an additional $197,000 of annual interest expense. In January 2005, we entered into an interest rate cap agreement to limit a portion of our interest rate risk associated with the term loan. In accordance with the interest rate cap agreement, we are entitled to proceeds equal to the amount by which the Canadian dollar denominated bankers acceptance rate exceeds 4.00% multiplied by the notional amount of the hedge outstanding, as calculated on a pro rata, quarterly basis. As of March 31, 2006, the Canadian dollar denominated bankers acceptance rate was 3.84%. There was no related interest rate exposure under our line-of-credit and demand facilities.

Historically, we have had minimal foreign currency exposure as most transactions with customers and vendors are denominated in U.S. dollars. In December 2002, we established a Brazilian subsidiary; LoJack do Brasil, and purchase and sale transactions denominated in Brazil’s currency (Real) began in May 2003. As of March 31, 2006, there was approximately $1,225,000 of U.S. dollar denominated intercompany loans outstanding to LoJack do Brasil. During the quarter ended March 31, 2006, transactions denominated in Brazilian Reals occurred. If we encounter material foreign currency exposure with this foreign subsidiary in the future, we may elect to manage the related exposure by utilizing a hedging strategy as long as it is material and cost effective. Our Boomerang segment’s functional currency is the Canadian dollar. We expect to manage foreign exchange exposures that cause both earnings and cash volatility by utilizing a hedging strategy as long as it is material and cost effective. Currently, we do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off balance sheet financing transactions. We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of our products and services, the effectiveness of our marketing initiatives, the rate of growth in the industries of our customers, the presence of competitors with greater technical, marketing, and financial resources, our ability to promptly and effectively respond to technological change to meet evolving customer needs, capacity and supply constraints or difficulties, our ability to successfully integrate businesses that we acquire, changes in tax laws and tax treaties, and our ability to successfully expand our operations. For a further discussion of these and other significant factors to consider in connection with forward–looking statements concerning us, reference is made to our Annual Report on Form 10-K for the period ended December 31, 2005.

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

There have been no changes in our internal control over financial reporting during the first fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In April, 2003 we brought suit against Clare, Inc., or Clare, a wholly owned subsidiary of IXYS Corporation (NASDAQ; SYXI), claiming that they had breached a contract with us and asserting additional claims. On February 8, 2006 a jury in the Superior Court of Norfolk County, Massachusetts returned a favorable verdict in our suit against Clare and awarded us damages in the amount of $36,700,000. We have requested the Court to enter judgment on the verdict and add pre-judgment interest at the rate of 12% per annum from March 1, 2002, the date of breach, which amount to approximately $17,300,000, for a total judgment of approximately $54,000,000. Clare has requested the Court to enter judgment in its favor notwithstanding the verdict or, alternatively, for a new trial or to remit the jury’s award to approximately $800,000. Those motions are pending before the Court. We will not record the award in our financial statements until such time as all legal remedies have been exhausted, a decision by the court(s) is made final and payment has been received or is assured of being collected.

On April 14, 2006 suit was filed against LoJack in the United States District Court for the Central District of California (Docket SACV06-350 DOC(RNBx) by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. The Plaintiff contends that LoJack improperly credited break time and overtime pay and seeks unspecified monetary and injunctive relief. We are in the early stages of assembling and reviewing relevant records and information. However, it is reasonably possible that material losses could be incurred in this matter as the case develops. We expect to file an answer denying any liability with respect to these claims and intend to vigorously defend this case.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities during the first quarter of 2006.

During fiscal year 1996, our Board of Directors authorized a stock repurchase plan, or the Repurchase Plan. The Repurchase Plan, as amended several times since that date, authorizes us to purchase up to 9,200,000 shares of our outstanding common stock. Through February 27, 2006, the date the Repurchase Plan was terminated, we had repurchased 8,792,002 shares for a total of $82,131,000.

On February 28, 2006, our Board of Directors authorized a new stock repurchase plan, or the 2006 Repurchase Plan. The 2006 Repurchase Plan, which replaces and is not additive to the Repurchase Plan, authorizes us to purchase up to 2,000,000 shares of our outstanding common stock over the next two years. Through March 31, 2006, we had repurchased 482,724 shares under the 2006 Repurchase Plan at a cost of $10,645,000.

Repurchase activity for the three months ended March 31, 2006 under both plans is as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 to January 31, 2006	32,300	$24.90	32,300	424,998
February 1 to February 28, 2006	17,000	23.00	17,000	407,998
March 1 to March 31, 2006	482,724	22.05	482,724	1,517,276

Total	532,024	$22.25	532,024	1,517,276

(1)	No shares have been purchased by us other than through our publicly announced stock repurchase programs.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.2*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.3*	Rule 13a-14(a)/15(d)–14(a) Certification.

32*	Certification Pursuant to 18 U.S.C. Section 1350.

*	Indicates an exhibit which is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation
Registrant

Date: May 10, 2006	By:	/s/ Joseph F. Abely
Joseph F. Abely
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2006	By:	/s/ Michael Umana
Michael Umana
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2006	By:	/s/ Brian D. Boyce
Brian D. Boyce
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)