Form 10-Q
period 2006-06-30
LOJACK CORP
filed 2006-08-08
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 1, 2006, there were 18,212,019 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$18,663	$18,775
Short-term investments at fair value	16,479	28,833
Accounts receivable—Net	38,515	33,430
Inventories—Net	17,883	17,952
Prepaid expenses and other	3,339	4,753
Prepaid income taxes	2,048	3,700
Deferred income taxes	5,042	3,998

Total current assets	101,969	111,441
PROPERTY AND EQUIPMENT—NET	20,886	18,105
DEFERRED INCOME TAXES	4,525	3,304
INTANGIBLE ASSETS—NET	7,292	7,628
GOODWILL	48,200	46,303
OTHER ASSETS—NET	5,233	4,782

TOTAL	$188,105	$191,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$6,830	$5,274
Accounts payable	9,616	9,231
Accrued and other liabilities	7,218	4,350
Current portion of deferred revenue	19,831	18,856
Accrued compensation	4,870	6,390

Total current liabilities	48,365	44,101

LONG-TERM DEBT	12,369	14,520
DEFERRED REVENUE	27,877	25,733
DEFERRED INCOME TAXES	2,405	2,503
ACCRUED COMPENSATION	901	450

Total liabilities	91,917	87,307

COMMITMENTS AND CONTINGENT LIABILITIES	—	—
MINORITY INTEREST	—	278
STOCKHOLDERS’ EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares; one special voting preferred share issued and outstanding	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding, 18,184,869 at June 30, 2006 and 18,928,945 at December 31, 2005	182	181
Additional paid-in capital	27,105	45,844
Unearned compensation	—	(1,096)
Accumulated other comprehensive income	3,296	1,894
Retained earnings	65,605	57,155

Total stockholders’ equity	96,188	103,978

TOTAL	$188,105	$191,563

The accompanying notes are an integral part of the condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2006	2005
	(unaudited)
Revenues	$56,660	$49,163
Cost of goods sold	25,735	22,288

Gross margin	30,925	26,875

Costs and expenses:
Product development	1,419	1,044
Sales and marketing	12,653	10,125
General and administrative	7,058	6,891
Depreciation and amortization	1,672	1,451

Total	22,802	19,511

Operating income	8,123	7,364

Other income (expense):
Interest income	294	148
Interest expense	(287)	(229)
Other	(20)	733

Total	(13)	652

Income before provision for income taxes	8,110	8,016
Provision for income taxes	2,635	3,030

Income before minority interest	5,475	4,986
Minority interest	39	—

Net income	$5,514	$4,986

Earnings per share:
Basic	$0.30	$0.28

Diluted	$0.29	$0.26

Weighted average shares:
Basic	18,369,856	17,830,775

Diluted	19,234,814	19,086,339

The accompanying notes are an integral part of the condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2006	2005
	(unaudited)
Revenues	$107,362	$92,115
Cost of goods sold	50,501	43,146

Gross margin	56,861	48,969

Costs and expenses:
Product development	2,998	2,484
Sales and marketing	22,935	19,053
General and administrative	15,428	12,931
Depreciation and amortization	3,286	2,801

Total	44,647	37,269

Operating income	12,214	11,700

Other income (expense):
Interest income	605	260
Interest expense	(539)	(462)
Other	247	730

Total	313	528

Income before provision for income taxes	12,527	12,228
Provision for income taxes	4,159	4,607

Income before minority interest	8,368	7,621
Minority interest	82	—

Net income	$8,450	$7,621

Earnings per share:
Basic	$0.45	$0.43

Diluted	$0.43	$0.40

Weighted average shares:
Basic	18,591,550	17,576,171

Diluted	19,583,670	18,819,919

The accompanying notes are an integral part of the condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,450	$7,621
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,020	186
Depreciation and amortization	3,645	3,265
Allowance for doubtful accounts	24	600
Deferred income taxes	(2,463)	(1,471)
Gain on disposal of property and equipment	(58)	(120)
Gain on sale of marketable securities	(150)	—
Gain on foreign exchange transactions	(183)	(454)
Excess tax benefit related to stock option plan	625	2,575
Minority interest in net loss of consolidated subsidiary	(82)	—
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(5,378)	(6,652)
Inventories	210	2,704
Prepaid expenses and other	1,457	(189)
Prepaid income taxes	1,652	—
Other assets	(33)	(294)
Accounts payable	310	1,548
Accrued and other liabilities	1,835	3,123
Deferred revenue recognized	(13,098)	(10,950)
Deferred revenue additions	15,703	14,683

Net cash provided by operating activities	14,486	16,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(5,719)	(3,516)
Purchase of marketable securities	(28,711)	(10,604)
Proceeds from the sale of marketable securities	41,222	4,396
Acquisition of minority interest in subsidiary	(323)	—
Other	245	2

Net cash provided by (used for) investing activities	6,714	(9,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	2,867	4,989
Issuance of shares under employee stock purchase plan	736	627
Excess tax benefit related to stock option plan	1,535	—
Repayment of debt, capital lease obligations and short-term borrowings	(2,683)	(4,561)
Proceeds from debt and short-term borrowings	1,280	693
Repurchase of common stock	(25,427)	—

Net cash (used for) provided by financing activities	(21,692)	1,748

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	380	(214)

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(112)	7,987
BEGINNING CASH AND EQUIVALENTS	18,775	15,862

ENDING CASH AND EQUIVALENTS	$18,663	$23,849

Supplemental cash flow information:
Income taxes paid	$1,021	$2,574
Interest paid	$540	$499

The accompanying notes are an integral part of the condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by LoJack Corporation, or “LoJack”, “we”, “our”, or “the Company”. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances have been eliminated in consolidation. During 2005, we entered into a business arrangement for the purpose of commencing operations in Italy. Based on the terms of the arrangement we owned 89% of LoJack Italia, S.r.l., or LoJack Italia. In June 2006 this arrangement was terminated and the interest of our former partner was repurchased for the amount of the original capital investment. The results of LoJack Italia are consolidated within our financial statements and any minority share is eliminated through minority interest allocation

In the opinion of our management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows. The results reported in these condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.

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

The following tables present the impact of stock-based compensation expense included in our condensed consolidated financial statements for the three and six months ended June 30, 2006 (in thousands, except per share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of goods sold	$28	$210
Product development	86	153
Sales and marketing	198	364
General and administrative	587	1,293

Pre-tax stock-based compensation expense	899	2,020
Income tax benefits	(267)	(602)

Total stock-based compensation expense, net	$632	$1,418

Basic earnings per share	$0.03	$0.08

Diluted earnings per share	$0.03	$0.07

Cash flows from operating activities, net		$625

Cash flows from financing activities, net		$1,535

Included in pre-tax stock-based compensation expense for the six months ended June 30, 2006 are costs of $300,000 and $146,000 in general and administrative and cost of goods sold, respectively, relating to modifications of stock option agreements arising from severance activity. Stock-based compensation expense for the three and six months ended June 30, 2006 is recognized for all equity-based awards and is net of estimated forfeitures.

We had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards (in thousands, except per share data).

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$4,986	$7,621
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	70	113
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of related tax effects	(428)	(885)

Pro forma net income	$4,628	$6,849

Earnings per share:
Basic, as reported	$0.28	$0.43
Basic, pro forma	$0.26	$0.39
Diluted, as reported	$0.26	$0.40
Diluted, pro forma	$0.24	$0.37

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

The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk free rates	4.85%	3.90%	4.57%	4.16%
Expected life of option	5 years	6 years	5 years	6 years
Volatility	45.51%	37.55%	45.51%	38.04%
Dividend yield	0%	0%	0%	0%
Grant Date Fair Value	$11.02	$6.34	$10.16	$6.25

The intrinsic value of the options exercised during the three and six months ended June 30, 2006 was $826,000 and $5,616,000, respectively. The intrinsic value of the options exercised during the three and six months ended June 30, 2005 was $1,240,000 and $3,877,000, respectively.

Incentive Plan—In May 2003, our shareholders approved the 2003 Stock Incentive Plan, or the Incentive Plan, which provides for the issuance of stock options and the granting of unvested stock to our executive officers, officers and other key employees. A total of 1,471,787 shares of common stock were authorized for issuance under the Incentive Plan, consisting of 1,000,000 new shares and 471,787 shares carried over from our Restated and Amended Stock Incentive Plan. The incentive stock options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Options generally become exercisable over periods of two to five years and expire seven to ten years from the date of the grant and for certain individuals become exercisable earlier upon the occurrence of certain change of control events. At June 30, 2006, 490,044 shares were available for future grant under the Incentive Plan.

Stock Options

A summary of option activity during the six month period ended June 30, 2006 is presented below:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	2,462,491	$8.20
Granted	81,450	22.25
Exercised	(370,380)	7.85
Cancelled	(9,625)	9.25
Forfeited	(695)	7.44

Outstanding at June 30, 2006	2,163,241	$8.76	6	$21,856

Vested and unvested expected to vest at June 30, 2006	2,156,208	$8.71	6	$21,878
Exercisable at June 30, 2006	1,639,028	$7.79	5	$18,144

Unvested Stock

Unvested stock represents shares of common stock that are subject to the risk of forfeiture until the fulfillment of specified conditions. Our unvested stock awards generally cliff vest either on the second or third anniversary date of the grant.

For grants which vest based on certain specified performance criteria, the grant date fair value of the shares is recognized over the period of performance once achievement of criteria is deemed probable. For grants that vest through passage of time, the grant date fair value of the award is recognized over the vesting period. The fair value of unvested stock awards is determined based on the number of shares granted and the market value of our shares on the grant date.

A summary of unvested stock activity during the six months ended June 30, 2006 is presented below:

	Unvested Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	143,068	$11.90
Granted	130,895	21.33
Vested	(21,000)	10.12
Forfeited	(1,800)	11.24

Unvested at June 30, 2006	251,163	$17.00

As of June 30, 2006, there was $3,106,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under our stock plans. That cost is expected to be recognized over a weighted average period of 3 years.

Employee Stock Purchase Plan—In May 2002, our stockholders authorized up to 250,000 shares of common stock to be available for our Employee Stock Purchase Plan, or ESPP. In May 2004, our stockholders voted to increase the shares available under the ESPP to 1,000,000 shares. The ESPP is open to all employees in the United States who have at least six months of service and allows eligible employees to purchase our stock at the lower of 85% of the fair market value of the shares on the offering date or the purchase date, which is six months after commencement of the offering date. During the three months ended June 30, 2006 and 2005, we issued 49,115 and 64,436 shares, respectively under the ESPP.

The weighted-average grant-date fair values of stock purchase rights granted as part of our ESPP during the three and six months ended June 30, 2006 and 2005 were $4.57 and $2.44, respectively. The weighted-average grant-date fair values of options granted during the six months ended June 30, 2006 and 2005 were $10.13 and $6.25, respectively.

The weighted-average assumptions used in the Black-Scholes option pricing model to calculate grant-date fair values of our ESPP are as follows:

	Six Months Ended June 30,
	2006	2005
Risk free rates	5.00%	3.09%
Expected life of option	6 months	6 months
Volatility	41.53%	26.55%
Dividend yield	0%	0%

3. Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding during each period. Diluted earnings per common share is computed using the weighted average number of common shares outstanding during the year and includes the effect of our outstanding stock options and unvested stock (using the treasury stock method), except where such stock options or unvested stock would be antidilutive.

A reconciliation of weighted average shares used for the basic and diluted earnings per share computations for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Weighted average shares for basic	18,369,856	17,830,775
Dilutive effect of stock options and unvested stock	864,958	1,255,564

Weighted average shares for diluted	19,234,814	19,086,339

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Weighted average shares for basic	18,591,550	17,576,171
Dilutive effect of stock options and unvested stock	992,120	1,243,748

Weighted average shares for diluted	19,583,670	18,819,919

Options to purchase 136,670 and 221,670 shares of common stock were outstanding for the three and six month periods ended June 30, 2006, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares and the effect of including these securities would have been antidilutive. As of June 30, 2005 all options to purchase shares of common stock were included in the computation of diluted earnings per share because the average stock market price for the three and six months ended June 30, 2005 exceeded the exercise price for all outstanding stock options.

4. Inventories

Inventories are classified as follows (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$290	$269
Work in process	377	170
Finished goods	17,216	17,513

Total inventories	$17,883	$17,952

5. Other Assets

Other assets consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Investment in international licensees	$3,995	$3,995
Deferred compensation plan assets	892	448
Security deposits and other	199	176
Deferred financing costs, net	147	163

Total other assets	$5,233	$4,782

Investment in international licensees

Investments in international licensees of $3,995,000 included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, and a 7.74% interest in our French licensee of $2,454,000. These investments are accounted for under the cost method of accounting, as we do not own 20% or more of any one licensee and nor do we exercise significant control over the licensees. We have concluded that there are no impairments to the fair value of these investments that should be viewed as other-than-temporary. Accordingly, we have not recorded any losses on these investments through June 30, 2006.

Below are the revenues related to, and the outstanding receivables from, our Mexican and French licensees (in thousands):

	Mexican Licensee	French Licensee
Revenues for the three months ended:
June 30, 2006	$717	$697
June 30, 2005	$1,429	$589
Revenues for the six months ended:
June 30, 2006	$2,248	$1,182
June 30, 2005	$2,422	$832
Accounts receivable at:
June 30, 2006	$821	$736
December 31, 2005	$1,436	$438

6. Stock Repurchase Plans

All stock repurchases are accounted for as a reduction of common stock and additional paid in capital. During fiscal 1996, our Board of Directors authorized a stock repurchase plan, or the Repurchase Plan. The Repurchase Plan, as amended several times since that date, authorized us to purchase up to 9,200,000 shares of our outstanding common stock. Through February 27, 2006, the date the Repurchase Plan was terminated, we had repurchased 8,792,002 shares for a total of $82,131,000. During the six months ended June 30, 2006, we repurchased 49,300 shares for a total value of $1,195,000 under the Repurchase Plan.

On February 28, 2006, our Board of Directors authorized a new stock repurchase plan, or the 2006 Repurchase Plan. The 2006 Repurchase Plan, which replaces and is not additive to the Repurchase Plan, authorizes us to purchase up to 2,000,000 shares of our outstanding common stock over the next two years. Through June 30, 2006, we had repurchased 1,243,666 shares for a total of $24,232,000 under the 2006 Repurchase Plan.

7. Comprehensive Income

Total comprehensive income and its components for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$5,514	$4,986	$8,450	$7,621
Other comprehensive income:
Foreign currency translation adjustments	1,033	156	1,405	(87)
Unrealized gains (losses) on derivative instruments, net of tax	5	2	11	(56)
Unrealized gains (losses) on marketable securities, net of tax	15	(3)	(14)	(5)

Comprehensive income	$6,567	$5,141	$9,852	$7,473

Total accumulated other comprehensive income and its components were as follows (in thousands):

	June 30, 2006	December 31, 2005
Currency translation adjustments	$3,290	$1,885
Unrealized loss on derivative instruments, net of tax	(8)	(19)
Unrealized gain on marketable securities, net of tax	14	28

Total accumulated other comprehensive income	$3,296	$1,894

8. Segment Reporting

We have three separately managed and reported business segments: domestic, international, and Boomerang (our Canadian subsidiary).

The following table presents information about our business segments for the three and six months ended June 30, 2006 and 2005 (in thousands). Certain general overhead costs and income taxes have been allocated to the domestic and international segments based on methods considered to be reasonable by our management.

	Domestic Segment	International Segment	Boomerang Segment	Consolidated
Condensed Consolidated Income Statement Data
Three Months Ended June 30, 2006
Revenues	$39,054	$12,374	$5,232	$56,660
Depreciation and amortization	1,123	49	596	1,768
Interest expense	—	5	282	287
Interest income	134	150	10	294
Net income	3,251	2,194	69	5,514
Three Months Ended June 30, 2005
Revenues	$33,934	$10,118	$5,111	$49,163
Depreciation and amortization	1,124	19	533	1,676
Interest expense	11	11	207	229
Interest income	63	62	23	148
Net income	2,790	2,082	114	4,986
Six Months Ended June 30, 2006
Revenues	$74,303	$23,048	$10,011	$107,362
Depreciation and amortization	2,381	80	1,184	3,645
Interest expense	9	9	521	539
Interest income	284	300	21	605
Net income	4,343	4,222	(115)	8,450
Six Months Ended June 30, 2005
Revenues	$63,695	$18,869	$9,551	$92,115
Depreciation and amortization	2,154	36	1,075	3,265
Interest expense	21	21	420	462
Interest income	99	111	50	260
Net income	4,367	3,188	66	7,621

9. Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 will be effective for us beginning January 1, 2007. We have not yet adopted this pronouncement and are currently evaluating the expected impact that the adoption of FIN 48 will have on our consolidated financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended June 30, 2006 versus the three months ended June 30, 2005

Revenues

Revenues for the three months ended June 30, 2006 increased by 15%, or $7,497,000, as compared to the same period a year ago.

For the three months ended June 30, 2006, revenues relating to our domestic segment increased by 15%, or $5,120,000, as compared to the same period a year ago, primarily due to:

•	An increase of $2,987,000, or 10%, in net revenues resulting from a 22% increase in the number of LoJack Units sold during the period, partially offset by a decrease in the average revenue per unit sold, reflecting the increasing percentage of units installed as part of our bulk installation program and units installed by our third party installers and distributors, as well as increased incentives earned by customers during the second quarter of 2006. Units sold through the bulk installation program and units installed by third party installation partners yield lower sales prices and reflects our goal to increase dealer penetration and shift our focus to increasing gross margin dollars rather than gross margin percentage;

•	An increase of $1,336,000 in revenues recognized from the sale of LoJack for Motorcycles units as a result of an increase in the number of states in which the product is being offered;

•	An increase of $562,000 relating to our Early Warning product, as the number of units in the installed base continues to grow. Revenue from this product is initially deferred and then recognized over 5 years, the estimated life of vehicle ownership; and

•	An increase of $294,000 in revenue recognized from the sale of warranty products.

For the three months ended June 30, 2006, revenues related to our international segment increased by 22%, or $2,256,000 as a result of a 51% increase in units shipped, as compared to the same period a year ago primarily due to:

•	An increase of $2,118,000 in revenue, resulting from additional LoJack Units shipped to our licensees in Latin America and South Africa; and

•	An increase of $214,000 in royalty revenues, mainly due to the continued increase in the number of units installed in the licensees’ customer base, which positively impacts the royalty calculation.

For the three months ended June 30, 2006, we recorded $5,232,000 in revenue relating to our Boomerang segment, as compared to $5,111,000 for the same period a year ago. This slight increase was due to the strengthening of the Canadian Dollar in 2006 versus 2005. The Boomerang segment continues to be challenged by decreased unit sales through the insurance channel in Quebec. We have undertaken several initiatives aimed at reversing this trend:

•	We have introduced a new product to service the mid-size car market, which previously has not been significantly penetrated;

•	We have introduced a new product line, with greater features, which has shown strong acceptance from the insurance industry, and is expected to reinforce product mandates from the insurance companies towards their customers; and

•	We will continue our expansion into Ontario and we expect to expand into British Columbia in 2007.

Cost of Goods Sold

Cost of goods sold was 45% for both quarters ended June 30, 2006 and 2005

Cost of goods sold relating to our domestic segment for the quarter ended June 30, 2006 increased to 43% of revenues as compared to 42% of revenues for the same period a year ago. This increase is primarily due to the expansion of our bulk installation program which, due to lower price points, results in a higher cost of goods sold as a percentage of revenues. We were still able to reduce the overall per unit installed cost of the product by utilizing various distribution and installation programs to more cost effectively sell and install LoJack Units. While domestic unit sales increased by 22% in the second quarter of 2006, as compared to the same period a year ago, the average direct installation labor cost per unit decreased by 6%.

Cost of goods sold relating to our international segment was 54% of revenues for the quarter ended June 30, 2006, as compared to 57% of revenues for the same period a year ago, largely due to a decrease in manufactured unit cost and an increase in royalty and other revenue for which there is no cost of sales.

Cost of goods sold relating to our Boomerang segment was 43% for both the quarters ended June 30, 2006 and 2005 as there was no major change in its product and service mix.

Product Development

Product development expenses increased by $375,000, or 36%, for the three months ended June 30, 2006 as compared to the same period a year earlier. The increase was mainly attributed to product development costs of $202,000 associated with the next generation of our Early Warning product, non-cash compensation expense of $73,000 primarily relating to our adoption of SFAS No. 123(R) and increased personnel costs totaling $51,000.

Sales and Marketing

Sales and marketing expenses increased $2,528,000, or 25%, for the three months ended June 30, 2006, as compared to the same period a year earlier, primarily due to:

•	Increased personnel costs and incentive compensation expense of $981,000 relating to our domestic segment, primarily due to increased headcount, geographic expansion and unit sales increases which drive incentive compensation;

•	Increased media and advertising expenses of $584,000 relating to our domestic segment which occurred in the second quarter of 2006 as compared to the first quarter of the prior year;

•	Increased travel and entertainment expenses of $229,000 associated with domestic expansion and sales growth;

•	Increased dealer support expense of $185,000; and

•	Increased non-cash compensation of $180,000 primarily relating to our adoption of SFAS No. 123(R).

General and Administrative

General and administrative expenses increased by $167,000, or 2%, for the three months ended June 30, 2006 as compared to the same period a year earlier primarily due to:

•	Increased non-cash compensation expense of $506,000 primarily relating to our adoption of SFAS No. 123(R); and

•	Increased litigation costs of $132,000, primarily relating to our civil suit with Clare, Inc.; offset by lower non-litigation legal costs of $162,000; offset by

•	Decreased international consulting fee expense of $158,000 for due diligence costs incurred in 2005 associated with a possible acquisition which was abandoned; and

•	Decreased general and administrative costs of $115,000 at our Boomerang segment due to strict management of expenses in reaction to smaller revenue growth.

Depreciation and Amortization

Depreciation and amortization expenses increased by $221,000, or 15%, for the three months ended June 30, 2006 as compared to the same period a year ago. The increase is primarily related to depreciation expense arising from the expansion of our domestic segment into additional states and to upgrading our technological infrastructure.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2006 decreased by $665,000 when compared to the same period one year ago. This decrease is primarily due to a $600,000 reduction in foreign exchange gains relating to several U. S. dollar denominated loans payable from our wholly owned Brazilian subsidiary whose functional currency is the Brazilian Real and a $50,000 larger dividend declared by our Mexican licensee in 2005. Other expense for the quarter ended June 30, 2006 included $131,000 associated with purchasing the remaining 11% from our former partner in LoJack Italia. This was offset by increased interest income of $146,000 due to the significant increase in our invested cash balances versus the same period one year ago.

Provision for Income Taxes

The provision for income taxes decreased by $395,000 for the three months ended June 30, 2006, as compared to the same period a year ago. The decrease was the result of the establishment of a subsidiary in Ireland effective January 1, 2006. Substantially all of our international profits now will be taxed in Ireland at 12.5%. As a result of this change in international tax strategy, our effective combined tax rate decreased to 32% for the period ending June 30, 2006, as compared to 38% for the same period a year ago.

Net Income and Earnings Per Share

As a result of the foregoing, net income for the three months ended June 30, 2006 increased by $528,000 to $5,514,000, or $0.29 per fully diluted share, from $4,986,000, or $0.26 per fully diluted share, for the comparable period one year ago.

Results of Operations for the six months ended June 30, 2006 versus the six months ended June 30, 2005

Revenues

Revenues for the six months ended June 30, 2006 increased by 17%, or $15,247,000, as compared to the same period a year ago.

For the six months ended June 30, 2006, revenues relating to our domestic segment increased by 17%, or $10,608,000, as compared to the same period a year ago, primarily due to:

•	An increase of $6,868,000, or 12%, in revenue resulting from a 25% increase in the number of LoJack Units sold during the period, partially offset by a decrease in the average revenue per unit sold, reflecting the increasing percentage of units installed as part of our bulk installation program and units installed by our third party installers and distributors, as well as increased incentives earned by customers during the first six months of 2006. Units sold through the bulk installation program and units installed by third party installation partners yield lower sales prices and reflects our goal to increase dealer penetration and shift our focus to increasing gross margin dollars rather than gross margin percentage;

•	An increase of $2,179,000 in revenues recognized from the sale of LoJack for Motorcycles units;

•	An increase of $1,101,000 relating to our Early Warning product, as the number of units in the installed base continues to grow. Revenue from this product is initially deferred and then recognized over 5 years, the estimated life of vehicle ownership; and

•	An increase of $508,000 in revenue recognized from the sale of warranty products.

For the six months ended June 30, 2006, revenues related to our international segment increased by 22%, or $4,179,000, as a result of 45% increase in units shipped, as compared to the same period a year ago primarily due to:

•	An increase of $3,615,000 in revenue, resulting from additional LoJack Units shipped to our licensees in Latin America and South Africa; and

•	An increase of $642,000 in royalty revenues, mainly due to the number of units installed in the licensees’ customer base, which positively impacts the royalty calculation, continues to increase.

For the six months ended June 30, 2006, we recorded $10,011,000 in revenue relating to our Boomerang segment, as compared to $9,551,000 for the same period a year ago. This increase was primarily due to the strengthening of the Canadian Dollar in 2006 versus 2005. The Boomerang Segment continues to be challenged by decreased unit sales through the insurance channel in Quebec. We have undertaken several initiatives aimed at reversing this trend;

•	We have introduced a new product to service the mid-size car market, which previously has not been significantly penetrated;

•	We have introduced a new product line, with greater features, which has shown strong acceptance from the insurance industry, and is expected to reinforce product mandates from the insurance companies towards their customers; and

•	We will continue our expansion into Ontario and we expect to expand into British Columbia in 2007.

Cost of Goods Sold

Cost of goods sold was 47% for the six months ended June 30, 2006 and 2005, respectively.

Cost of goods sold relating to our domestic segment for the six months ended June 30, 2006 increased to 46% of revenues as compared to 43% of revenues for the same period a year ago. This increase is primarily due to the expansion of our bulk installation program which, due to lower price points, results in a higher cost of goods sold as a percentage of revenues. Domestic cost of goods sold was also negatively impacted during the six months ended June 30, 2006 by the rollout in the first quarter of our next generation installation transmitting device, severance costs and non-cash stock compensation expense. We were still able to reduce the overall per unit installed cost of the product, by utilizing various distribution and installation programs to more cost effectively sell and install LoJack Units. While domestic unit sales increased by 25% in the first six months of 2006, as compared to the same period a year ago, the average direct installation labor cost per unit decreased by 5%.

Cost of goods sold relating to our international segment was 52% of revenues for the six months ended June 30, 2006, as compared to 59% of revenues for the same period a year ago, largely due to (i) a decrease in lower manufactured unit cost, (ii) an increase in royalty revenue for which there is no cost of sales, and (iii) the negative impact of foreign exchange on inventory manufactured and sold in Brazil during the first quarter of 2005.

Cost of goods sold relating to our Boomerang segment was 43% of revenues for the six months ended June 30, 2006, as compared to 46% of revenues for the same period a year ago, mainly due to the negative impact of purchase accounting adjustments to deferred revenue and inventory in the first quarter of 2005.

Product Development

Product development expenses increased by $514,000, or 21%, for the six months ended June 30, 2006 as compared to the same period a year earlier. The increase was mainly attributed to product development costs of $187,000 associated with the next generation of our Early Warning product, non-cash compensation expense of $137,000 primarily relating to our adoption of SFAS No. 123(R) and increased personnel costs totaling $92,000.

Sales and Marketing

Sales and marketing expenses increased $3,882,000, or 20%, for the six months ended June 30, 2006, as compared to the same period a year earlier, primarily due to:

•	Increased salaries and incentive compensation of $2,007,000 relating to our domestic segment, primarily due to increased headcount, domestic expansion and unit sales increases which drive incentive compensation; and

•	Increased travel and entertainment expenses of $801,000 associated with domestic expansion and sales growth;

•	Increased dealer support expense of $307,000;

•	Increased non-cash compensation of $321,000 primarily relating to our adoption of SFAS No. 123(R); and

•	Increased consulting expenses of $213,000 primarily related to strategic communication services of $129,000 and international Italian operations of $75,000

General and Administrative

General and administrative expenses increased by $2,497,000, or 19%, for the six months ended June 30, 2006 as compared to the same period a year earlier primarily due to:

•	Increased severance related costs of $525,000;

•	Increased personnel costs of $365,000 necessary to support future growth;

•	Increased non-cash compensation of $871,000 primarily relating to our adoption of SFAS No. 123(R); and

•	Increased litigation costs of $655,000, primarily relating to our civil suit with Clare, Inc.

Depreciation and Amortization

Depreciation and amortization expenses increased by $485,000, or 17%, for the six months ended June 30, 2006 as compared to the same period a year ago. The increase is primarily related to depreciation expense arising from the expansion of our domestic segment into additional states and to upgrading our technological infrastructure.

Other Income (Expense)

Other income for the six months ended June 30, 2006 decreased by $215,000 when compared to the same period one year ago. This decrease is primarily due to a $417,000 reduction in foreign exchange gains relating to several U. S. dollar denominated loans payable from our wholly owned Brazilian subsidiary whose functional currency is the Brazilian Real and a $50,000 smaller dividend declared by our Mexican licensee. Other expense for the six months ended June 30, 2006 included $131,000 associated with purchasing the remaining 11% from our former partner in LoJack Italia. This was offset by increased interest income of $345,000 due to the significant increase in our invested cash balances versus the same period one year ago.

Provision for Income Taxes

The provision for income taxes decreased by $448,000 for the six months ended June 30, 2006, as compared to the same period a year ago. The decrease was the result of the establishment of a subsidiary in Ireland effective January 1, 2006. Substantially all of our international profits now will be taxed in Ireland at 12.5%. As a result of this change in international tax strategy, our effective combined tax rate decreased to 33% for the six month period ending June 30, 2006, as compared to 38% for the same period a year ago.

Net Income and Earnings Per Share

As a result of the foregoing, net income for the six months ended June 30, 2006 increased by $829,000 to $8,450,000 or $0.43 per fully diluted shares from $7,621,000 or $0.40 per fully diluted share.

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 will be effective for us beginning January 1, 2007. We have not yet adopted this pronouncement and are currently evaluating the expected impact that the adoption of FIN 48 will have on our consolidated financial position and results of operations.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements include LoJack and the accounts of our subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Management is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The actual results could differ from those estimates. Our accounting policies are described in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the period ended December 31, 2005.

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

Additional uses of cash will be based on rate of return analyses, but may include acquisitions, repurchases of our common stock, investments in new technologies, products and/or international licensees or markets, which may require substantial investments of capital. In February 2006, our Board of Directors terminated the Repurchase Plan and authorized the 2006 Repurchase Plan. The 2006 Repurchase Plan authorizes us to purchase up to 2,000,000 shares of our outstanding common stock over the next two years. In the six months ended June 30, 2006, we repurchased 1,292,666 shares under both plans at a cost of $25,427,000 or $19.67 per share.

We plan to continue to improve and expand our infrastructure and explore opportunities in international markets, including the potential for strategic partnerships or acquisitions, alliances and/or equity investments. In October 2005, we implemented an initiative in Italy to be the majority owner and operator of the LoJack stolen vehicle recovery network. In June 2006, we purchased the remaining ownership from our former partner for a total purchase price of $323,000. Ownership of the Italian network is part of our strategy to own a controlling interest in select international markets that present a significant opportunity. We expect this ownership to result in cash outlays of approximately $8,000,000 to $10,000,000 over the next three years. This includes a capital investment to implement the LoJack network and recognition of the Italian subsidiary’s operating losses. We anticipate that the long-term profitability generated by the Italian operation after the investment period and the value that will be created as a result of the recurring fee structure will provide us with an adequate return on this investment. In June 2006, we launched the Italian operation in Rome.

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

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2006	2005
Cash provided by (used for):
Operating activities	$14,486	$16,175
Investing activities	6,714	(9,722)
Financing activities	(21,692)	1,748
Effect of exchange rate changes on cash	380	(214)

(Decrease) increase in cash and equivalents	$(112)	$7,987

Cash provided by operating activities decreased by $1,689,000 during the six months ended June 30, 2006, compared to the same period in 2005. The decrease was due to (i) a decrease of $1,950,000 in tax benefit consisting of $1,535,000 related to the stock option plan benefits, which were classified as operating activity in 2005 but are classified as a financing activity in 2006, and $415,000 relating to a decrease in exercise activity, (ii) a decrease in deferred tax assets of $992,000 which consists of a $309,000 change in tax accounting relating to the treatment of deferred revenue and a $582,000 tax timing difference in depreciation expense, (iii) a net decrease of $1,128,000 in cash generated by deferred revenue as a result of the recognition of more revenue than the same period in 2005,(iv) a decrease of $187,000 in other working capital items excluding deferred revenue items partially offset by (v) the increase in stock based compensation of $1,834,000 and (vi) net income of $829,000.

Cash provided by investing activities increased by $16,436,000 during the six months ended June 30, 2006, compared to the same period in 2005, primarily due to an increase of $18,719,000 in net proceeds from the sale of investments partially offset by an increase in capital expenditures of $2,203,000 which included equipment related to our “next generation” installation transmitting devices, vehicle tracking units and upgraded computer equipment.

Cash used in financing activities increased by $23,440,000 during the six months ended June 30, 2006, compared to the same period in 2005. The increase in cash used was due to the repurchase of common stock of $25,427,000 and decrease in cash generated from the exercise of stock options of $2,122,000 partially offset by the decrease in net cash used to pay down debt, short-term borrowings and capital lease obligations of $2,465,000 and an increase of $1,535,000 in tax benefit related to stock option plan that was presented in operating activities in prior periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have limited exposure to market risk due to the nature of our financial instruments. Our financial instruments at June 30, 2006 consisted of cash and equivalents, short-term investments, accounts receivable, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities. The fair value of these financial instruments as of June 30, 2006, approximated their carrying values. Our short-term investments are in the form of U.S. federal and state governmental agencies that are carried at fair value in the financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Our primary market risk exposures relate to interest rate risk and foreign currency exchange rate risk.

Interest rate exposure relates primarily to the effect of interest rate changes on amounts outstanding under our term loan and our variable rate line-of-credit and demand facilities for which there was CAD$21,505,000

(equivalent to U.S. $19,199,000) of borrowings outstanding as of June 30, 2006. Based on the outstanding borrowings at June 30, 2006, a 1% increase in the interest rate would result in an additional $192,000 of annual interest expense. In January 2005, we entered into an interest rate cap agreement to limit a portion of our interest rate risk associated with the term loan. In accordance with the interest rate cap agreement, we are entitled to proceeds equal to the amount by which the Canadian dollar denominated bankers acceptance rate exceeds 4.00% multiplied by the notional amount of the hedge outstanding, as calculated on a pro rata, quarterly basis. As of June 30, 2006, the one-month Canadian dollar denominated bankers acceptance rate was 4.41%. There was no related interest rate exposure under our line-of-credit and demand facilities.

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

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of our products and services, the effectiveness of our marketing initiatives, the rate of growth in the industries of our customers, the presence of competitors with greater technical, marketing, and financial resources, our ability to promptly and effectively respond to technological change to meet evolving customer needs, the extent of the company’s use of third party installers and distributors, capacity and supply constraints or difficulties, our ability to successfully integrate businesses that we acquire, changes in tax laws and tax treaties, and our ability to successfully expand our operations. For a further discussion of these and other significant factors to consider in connection with forward–looking statements concerning us, reference is made to our Annual Report on Form 10-K for the period ended December 31, 2005.

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

There have been no changes in our internal control over financial reporting during the second fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In April, 2003 we brought suit against Clare, Inc., or Clare, a wholly owned subsidiary of IXYS Corporation (NASDAQ; SYXI), claiming that Clare had breached a contract with us and asserting additional claims. On February 8, 2006 a jury in the Superior Court of Norfolk County, Massachusetts (the “Court”) returned a favorable verdict in our suit against Clare and awarded us damages in the amount of $36,700,000.

On May 30, 2006 the Court entered judgment for damages awarded by the jury in the amount of $36,700,000, pre-judgment interest at the rate of 12% per annum of $6,941,984, legal fees of $679,332 and costs of $28,861, for a total judgment of $44,350,177. Under Massachusetts law, judgments for the payment of money bear post-judgment simple interest from the day of entry at the same 12% rate per annum as provided for prejudgment interest.

On July 25, 2006 a Justice of the Superior Court of Norfolk County, Massachusetts ordered that the jury verdict in favor of LoJack be reduced to approximately $6,800,000 inclusive of pre-judgment interest and previously awarded attorneys fees and costs. The basis of the decision was that a portion of the jury’s verdict was not supported by trial testimony. We believe that the testimony was adequate to support the jury’s verdict. We will file a motion for reconsideration in the Superior Court of Norfolk County, Massachusetts. If the motion for reconsideration is denied, we will file an appeal to the Massachusetts Appeals Court.

We will not record the award in our financial statements until such time as all legal remedies have been exhausted, a decision by the court(s) is made final and payment has been received or is assured of being collected.

On April 14, 2006 suit was filed against LoJack in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. The Plaintiff contends that LoJack improperly credited break time and overtime pay and seeks unspecified monetary and injunctive relief. We are assembling and reviewing relevant records and information. We have filed an answer denying any liability with respect to these claims and intend to vigorously defend this case. However, it is possible that material losses could be incurred in this matter as the case develops.

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

There have been no sales of unregistered securities during 2006.

During fiscal year 1996, our Board of Directors authorized a stock repurchase plan, or the Repurchase Plan. The Repurchase Plan, as amended several times since that date, authorizes us to purchase up to 9,200,000 shares of our outstanding common stock. Through February 27, 2006, the date the Repurchase Plan was terminated, we had repurchased 8,792,002 shares for a total of $82,131,000.

On February 28, 2006, our Board of Directors authorized a new stock repurchase plan, or the 2006 Repurchase Plan. The 2006 Repurchase Plan, which replaces and is not additive to the Repurchase Plan,

authorizes us to purchase up to 2,000,000 shares of our outstanding common stock over the next two years. Through June 30, 2006, we had repurchased 1,243,366 shares under the 2006 Repurchase Plan at a cost of $24,229,000 or $19.49 per share.

Repurchase activity for the three months ended June 30, 2006 is as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2006	—	—	—	1,517,276
May 1 to May 31, 2006	411,000	17.88	411,000	1,106,276
June 1, to June 30, 2006	349,642	17.81	349,642	756,634

Total	760,642	$17.85	760,642	756,634

(1)	No shares have been purchased by us other than through our publicly announced stock repurchase programs.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on May 18, 2006. At the meeting Joseph F. Abely, Richard T. Riley, Robert J. Murray, Harvey Rosenthal, John H. MacKinnon, Robert L. Rewey and Maria Renna Sharpe were elected to serve as directors of the Company until the next annual meeting of stockholders or until their successors shall have been duly elected and qualified. The results of the election of Directors and the election of auditors for 2006 are as follows:

1.	Election of Directors

	For	Withheld
Joseph F. Abely	15,774,908	702,943
Richard T. Riley	15,986,154	491,697
Robert J. Murray	15,601,129	876,722
Harvey Rosenthal	16,232,237	245,614
John H. MacKinnon	16,233,887	243,964
Robert L. Rewey	16,233,227	244,624
Maria Renna Sharpe	16,237,216	491,697

2.	Ratification of Deloitte & Touche, LLP as independent auditors for 2006

For:	16,170,285
Against:	299,575
Abstain:	7,990

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.2*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.3*	Rule 13a-14(a)/15(d)–14(a) Certification.

32*	Certification Pursuant to 18 U.S.C. Section 1350.

*	Indicates an exhibit which is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation

Registrant

Date: August 8, 2006	By:	/s/ JOSEPH F. ABELY
Joseph F. Abely
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2006	By:	/s/ MICHAEL UMANA
Michael Umana
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2006	By:	/s/ BRIAN D. BOYCE
Brian D. Boyce
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)