Form 10-Q
period 2006-09-30
LOJACK CORP
filed 2006-11-09
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 2, 2006, there were 18,186,376 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$22,389	$18,775
Short-term investments at fair value	20,910	28,833
Accounts receivable—Net	39,510	33,430
Inventories—Net	17,322	17,952
Prepaid expenses and other	2,662	4,753
Prepaid income taxes	1,222	3,700
Deferred income taxes	6,331	3,998

Total current assets	110,346	111,441
PROPERTY AND EQUIPMENT—NET	21,104	18,105
DEFERRED INCOME TAXES	4,533	3,304
INTANGIBLE ASSETS—NET	7,019	7,628
GOODWILL	48,456	46,303
OTHER ASSETS—NET	5,349	4,782

TOTAL	$196,807	$191,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$8,883	$5,274
Accounts payable	8,367	9,231
Accrued and other liabilities	8,723	4,350
Current portion of deferred revenue	20,128	18,856
Accrued compensation	4,791	6,390

Total current liabilities	50,892	44,101
LONG-TERM DEBT	11,055	14,520
DEFERRED REVENUE	28,596	25,733
DEFERRED INCOME TAXES	2,381	2,503
ACCRUED COMPENSATION	1,043	450

Total liabilities	93,967	87,307

COMMITMENTS AND CONTINGENT LIABILITIES	—	—
MINORITY INTEREST	—	278
STOCKHOLDERS’ EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares; one special voting preferred share issued and outstanding	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding, 18,184,869 at September 30, 2006 and 18,928,945 at December 31, 2005	182	181
Additional paid-in capital	28,432	45,844
Unearned compensation	—	(1,096)
Accumulated other comprehensive income	3,420	1,894
Retained earnings	70,806	57,155

Total stockholders’ equity	102,840	103,978

TOTAL	$196,807	$191,563

The accompanying notes are an integral part of the condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2006	2005
	(unaudited)
Revenues	$54,866	$52,253
Cost of goods sold	25,202	23,567

Gross margin	29,664	28,686

Costs and expenses:
Product development	1,280	1,247
Sales and marketing	12,198	10,776
General and administrative	7,361	6,390
Depreciation and amortization	1,646	1,512

Total	22,485	19,925

Operating income	7,179	8,761

Other income (expense):
Interest income	288	236
Interest expense	(286)	(230)
Other	74	130

Total	76	136

Income before provision for income taxes	7,255	8,897
Provision for income taxes	2,054	3,096

Net income	$5,201	$5,801

Earnings per share:
Basic	$0.29	$0.32

Diluted	$0.28	$0.30

Weighted average shares:
Basic	17,965,550	18,098,134

Diluted	18,820,793	19,495,412

The accompanying notes are an integral part of the condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2006	2005
	(unaudited)
Revenues	$162,228	$144,368
Cost of goods sold	75,703	66,712

Gross margin	86,525	77,656

Costs and expenses:
Product development	4,278	3,732
Sales and marketing	35,133	29,828
General and administrative	22,789	19,320
Depreciation and amortization	4,932	4,312

Total	67,132	57,192

Operating income	19,393	20,464

Other income (expense):
Interest income	893	496
Interest expense	(825)	(692)
Other	321	857

Total	389	661

Income before provision for income taxes	19,782	21,125
Provision for income taxes	6,213	7,703

Income before minority interest	13,569	13,422
Minority interest	82	—

Net income	$13,651	$13,422

Earnings per share:
Basic	$0.74	$0.76

Diluted	$0.71	$0.71

Weighted average shares:
Basic	18,380,731	17,732,612

Diluted	19,340,290	18,985,178

The accompanying notes are an integral part of the condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,651	$13,422
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,820	323
Depreciation and amortization	5,421	4,867
Allowance for doubtful accounts	201	834
Deferred income taxes	(3,797)	1,647
Gain on disposal of property and equipment	(94)	(137)
Gain on sale of marketable securities	(197)	—
Gain on foreign exchange transactions	(178)	(458)
Excess tax benefit related to stock option plan	672	3,313
Minority interest in net loss of consolidated subsidiary	(82)	—
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(6,564)	(7,210)
Inventories	766	687
Prepaid expenses and other	2,137	(1,867)
Prepaid income taxes	2,479	507
Other assets	(36)	(402)
Accounts payable	(932)	2,968
Accrued and other liabilities	3,223	(714)
Deferred revenue recognized	(19,922)	(16,975)
Deferred revenue additions	23,495	22,933

Net cash provided by operating activities	23,063	23,738

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(7,379)	(5,481)
Purchase of marketable securities	(39,628)	(30,527)
Proceeds from the sale of marketable securities	47,816	6,925
Acquisition of minority interest in subsidiary	(323)	—
Other	280	24

Net cash provided by (used for) investing activities	766	(29,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	3,273	9,703
Issuance of shares under employee stock purchase plan	737	627
Excess tax benefit related to stock option plan	1,631	—
Repayment of debt, capital lease obligations and short-term borrowings	(4,063)	(5,579)
Proceeds from debt and short-term borrowings	3,299	693
Repurchase of common stock	(25,447)	—

Net cash (used for) provided by financing activities	(20,570)	5,444

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	355	479

INCREASE IN CASH AND EQUIVALENTS	3,614	602
BEGINNING CASH AND EQUIVALENTS	18,775	15,862

ENDING CASH AND EQUIVALENTS	$22,389	$16,464

Supplemental cash flow information:
Income taxes paid	$3,089	$5,493
Interest paid	$863	$692

The accompanying notes are an integral part of the condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by LoJack Corporation, or “LoJack”, “we”, “our”, or “the Company”. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances have been eliminated in consolidation. During 2005, we entered into a business arrangement for the purpose of commencing operations in Italy. Based on the terms of the arrangement we owned 89% of LoJack Italia, S.r.l., or LoJack Italia. In June 2006 this arrangement was terminated and the interest of our former partner was repurchased for the amount of their original capital investment. The results of LoJack Italia are consolidated within our financial statements and any minority share is eliminated through minority interest allocation.

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

The following table presents the impact of stock-based compensation expense included in our condensed consolidated financial statements for the three and nine months ended September 30, 2006 (in thousands, except per share data):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of goods sold	$29	$239
Product development	77	230
Sales and marketing	176	540
General and administrative	518	1,811

Pre-tax stock-based compensation expense	800	2,820
Income tax benefits	(224)	(826)

Total stock-based compensation expense, net	$576	$1,994

Basic earnings per share	$0.03	$0.11

Diluted earnings per share	$0.03	$0.10

Cash flows from operating activities, net		$672

Cash flows from financing activities, net		$1,631

Included in pre-tax stock-based compensation expense for the nine months ended September 30, 2006 are costs of $295,000 and $151,000 in general and administrative and cost of goods sold, respectively, relating to modifications of stock option agreements arising from severance activity. Stock-based compensation expense for the three and nine months ended September 30, 2006 is recognized for all equity-based awards and is net of estimated forfeitures.

We had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards (in thousands, except per share data).

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$5,801	$13,422
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	85	198
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of related tax effects	(419)	(1,304)

Pro forma net income	$5,467	$12,316

Earnings per share:
Basic, as reported	$0.32	$0.76
Basic, pro forma	$0.30	$0.69
Diluted, as reported	$0.30	$0.71
Diluted, pro forma	$0.28	$0.65

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

The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006*	2005	2006	2005
Risk free rates	—	4.02%	4.57%	4.16%
Expected life of option	—	6 years	5 years	6 years
Volatility	—	37.60%	45.51%	38.04%
Dividend yield	—	0%	0%	0%
Grant Date Fair Value	—	$7.61	$10.16	$6.26

*	- No grants made during the quarter ended September 30, 2006.

The intrinsic value of the options exercised during the three and nine months ended September 30, 2006 was $495,000 and $6,111,000, respectively. The intrinsic value of the options exercised during the three and nine months ended September 30, 2005 was $4,938,000 and $8,815,000, respectively.

Incentive Plan—In May 2003, our shareholders approved the 2003 Stock Incentive Plan, or the Incentive Plan, which provides for the issuance of stock options and the granting of unvested stock to our executive officers, officers and other key employees. A total of 1,471,787 shares of common stock were authorized for issuance under the Incentive Plan, consisting of 1,000,000 new shares and 471,787 shares carried over from our Restated and Amended Stock Incentive Plan. The incentive stock options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Options generally become exercisable over periods of two to five years and expire seven to ten years from the date of the grant and for certain individuals become exercisable earlier upon the occurrence of certain change of control events. At September 30, 2006, 491,184 shares were available for future grant under the Incentive Plan.

Stock Options

A summary of option activity during the nine month period ended September 30, 2006 is presented below:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	2,462,491	$8.20
Granted	81,450	22.25
Exercised	(421,230)	7.88
Cancelled	(9,625)	9.13
Forfeited	(1,535)	8.30

Outstanding at September 30, 2006	2,111,251	$8.77	5	$22,837

Vested and unvested expected to vest at September 30, 2006	2,104,218	$8.73	5	$22,854
Exercisable at September 30, 2006	1,588,739	$7.78	5	$18,763

Unvested Stock

Unvested stock represents shares of common stock that are subject to the risk of forfeiture until the fulfillment of specified conditions. Our unvested stock awards generally cliff vest either on the second or third anniversary date of the grant.

For grants which vest based on certain specified performance criteria, the grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. For grants that vest through passage of time, the grant date fair value of the award is recognized over the vesting period. The fair value of unvested stock awards is determined based on the number of shares granted and the market value of our shares on the grant date.

A summary of unvested stock activity during the nine months ended September 30, 2006 is presented below:

	Unvested Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	143,068	$11.90
Granted	130,895	21.33
Vested	(22,356)	10.40
Forfeited	(1,800)	11.24

Unvested at September 30, 2006	249,807	$16.98

As of September 30, 2006, there was $2,672,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under our stock plans. That cost is expected to be recognized over a weighted average period of 1.75 years.

Employee Stock Purchase Plan—In May 2002, our stockholders authorized 250,000 shares of common stock to be available for our Employee Stock Purchase Plan, or ESPP. In May 2004, our stockholders voted to increase the shares available under the ESPP to 1,000,000 shares. The ESPP is open to all employees in the United States who have at least six months of service and allows eligible employees to purchase our stock at the lower of 85% of the fair market value of the shares on the offering date or the purchase date, which is six months after commencement of the offering date. During the nine months ended September 30, 2006 and 2005, we issued 49,115 and 64,436 shares, respectively under the ESPP.

The weighted-average grant-date fair values of stock purchase rights granted as part of our ESPP during the nine months ended September 30, 2006 and 2005 were $4.57 and $2.44, respectively. The weighted-average grant-date fair values of stock purchase rights granted during the nine months ended September 30, 2006 and 2005 were $10.13 and $6.27, respectively.

The weighted-average assumptions used in the Black-Scholes option pricing model to calculate grant-date fair values of our ESPP are as follows:

	Nine Months Ended September 30,
	2006	2005
Risk free rates	5.00%	3.09%
Expected life of stock purchase right	6 months	6 months
Volatility	41.53%	26.55%
Dividend yield	0%	0%

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

A reconciliation of weighted average shares used for the basic and diluted earnings per share computations for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Weighted average shares for basic	17,965,550	18,098,134
Dilutive effect of stock options and unvested stock	855,243	1,397,278

Weighted average shares for diluted	18,820,793	19,495,412

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Weighted average shares for basic	18,380,731	17,732,612
Dilutive effect of stock options and unvested stock	959,559	1,252,566

Weighted average shares for diluted	19,340,290	18,985,178

Options to purchase 176,670 and 83,250 shares of common stock were outstanding for the three and nine month periods ended September 30, 2006, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares and the effect of including these securities would have been antidilutive. As of September 30, 2005 all options to purchase shares of common stock were included in the computation of diluted earnings per share because the average stock market price for the three and nine months ended September 30, 2005 exceeded the exercise price for all outstanding stock options.

4. Inventories

Inventories are classified as follows (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$334	$269
Work in process	394	170
Finished goods	16,594	17,513

Total inventories	$17,322	$17,952

5. Other Assets

Other assets consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Investment in international licensees	$3,995	$3,995
Deferred compensation plan assets	1,027	448
Security deposits and other	190	176
Deferred financing costs, net	137	163

Total other assets	$5,349	$4,782

Investment in international licensees

Investments in international licensees of $3,995,000 included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, and a 7.74% interest in our French licensee of $2,454,000. These investments are accounted for under the cost method of accounting, as we do not own 20% or more of any one licensee nor do we exercise significant control over the licensees. We have concluded that there are no impairments to the fair value of these investments that should be viewed as other-than-temporary. Accordingly, we have not recorded any losses on these investments through September 30, 2006.

Below are the revenues related to, and the outstanding receivables from, our Mexican and French licensees (in thousands):

	Mexican Licensee	French Licensee
Revenues for the three months ended:
September 30, 2006	$1,050	$516
September 30, 2005	$1,279	$385
Revenues for the nine months ended:
September 30, 2006	$3,298	$1,698
September 30, 2005	$3,701	$1,217
Accounts receivable at:
September 30, 2006	$534	$722
December 31, 2005	$1,436	$438

6. Stock Repurchase Plans

All stock repurchases are accounted for as a reduction of common stock and additional paid in capital. During fiscal 1996, our Board of Directors authorized a stock repurchase plan, or the Repurchase Plan. The Repurchase Plan, as amended several times since that date, authorized us to purchase up to 9,200,000 shares of our outstanding common stock. Through February 27, 2006, the date the Repurchase Plan was terminated, we had repurchased 8,792,002 shares for a total of $82,131,000. During the nine months ended September 30, 2006, we repurchased 49,300 shares for a total value of $1,195,000 under the Repurchase Plan.

On February 28, 2006, our Board of Directors authorized a new stock repurchase plan, or the 2006 Repurchase Plan. The 2006 Repurchase Plan, which replaces and is not additive to the Repurchase Plan, authorizes us to purchase up to 2,000,000 shares of our outstanding common stock over the next two years. Through September 30, 2006, we had repurchased 1,244,566 shares for a total of $24,252,000 under the 2006 Repurchase Plan.

7. Comprehensive Income

Total comprehensive income and its components for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$5,201	$5,801	$13,651	$13,422
Other comprehensive income:
Foreign currency translation adjustments	62	1,228	1,467	1,141
Unrealized gains (losses) on derivative instruments, net of tax	—	11	11	(45)
Unrealized gains (losses) on marketable securities, net of tax	62	—	48	(5)

Comprehensive income	$5,325	$7,040	$15,177	$14,513

Total accumulated other comprehensive income and its components were as follows (in thousands):

	September 30, 2006	December 31, 2005
Currency translation adjustments	$3,352	$1,885
Unrealized loss on derivative instruments, net of tax	(8)	(19)
Unrealized gain on marketable securities, net of tax	76	28

Total accumulated other comprehensive income	$3,420	$1,894

8. Segment Reporting

We have three separately managed and reported business segments: domestic, international, and Boomerang (our Canadian subsidiary).

The following table presents information about our business segments for the three and nine months ended September 30, 2006 and 2005 (in thousands). Certain general overhead costs and income taxes have been allocated to the domestic and international segments based on methods considered to be reasonable by our management.

	Domestic Segment	International Segment	Boomerang Segment	Consolidated
Condensed Consolidated Income Statement Data
Three Months Ended September 30, 2006
Revenues	$37,795	$12,014	$5,057	$54,866
Depreciation and amortization	1,117	62	597	1,776
Interest expense	6	2	278	286
Interest income	136	137	15	288
Net income	2,959	2,244	(2)	5,201
Three Months Ended September 30, 2005
Revenues	$36,000	$11,397	$4,856	$52,253
Depreciation and amortization	1,007	22	573	1,602
Interest expense	10	9	211	230
Interest income	100	104	32	236
Net income	2,852	2,548	401	5,801
Nine Months Ended September 30, 2006
Revenues	$112,098	$35,062	$15,068	$162,228
Depreciation and amortization	3,498	142	1,781	5,421
Interest expense	15	11	799	825
Interest income	420	437	36	893
Net income	7,302	6,466	(117)	13,651
Nine Months Ended September 30, 2005
Revenues	$99,695	$30,266	$14,407	$144,368
Depreciation and amortization	3,161	58	1,648	4,867
Interest expense	31	30	631	692
Interest income	199	215	82	496
Net income	7,219	5,737	466	13,422

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended September 30, 2006 versus the three months ended September 30, 2005

Revenues

Revenues for the three months ended September 30, 2006 increased by 5%, or $2,613,000, as compared to the same period a year ago.

For the three months ended September 30, 2006, revenues relating to our domestic segment increased by 5%, or $1,795,000, as compared to the same period a year ago, primarily due to:

•	An increase of $264,000, or 1%, in net revenues resulting from a 12% increase in the number of LoJack Units sold during the period, offset by a decrease in the average revenue per unit sold, reflecting the increasing percentage of units installed as part of our bulk installation program and units installed by our third party installers and distributors, as well as increased incentives earned by customers during the third quarter of 2006. Units sold through the bulk installation program and units installed by third party installation partners yield lower sales prices and reflects our goal to increase dealer penetration and shift our focus to increasing gross margin dollars rather than gross margin percentage;

•	An increase of $952,000 in revenues recognized from the sale of LoJack for Motorcycles units as a result of an increase in the number of states in which the product is being offered; and

•	An increase of $541,000 relating to our Early Warning product, as the number of units in the installed base continues to grow. Revenue from this product is initially deferred and then recognized over 5 years, the estimated life of vehicle ownership.

For the three months ended September 30, 2006, revenues related to our international segment increased by 5%, or $617,000 as a result of a 18% increase in units shipped, as compared to the same period a year ago primarily due to:

•	Higher product revenue in our Europe/Africa region resulting from an increase in the number of LoJack Units shipped to our licensees; and

•	An increase of $277,000 in royalty and other revenues, mainly due to the continued increase in the number of units installed in the licensees’ customer base, which positively impacts the royalty calculation.

For the three months ended September 30, 2006, we recorded $5,057,000 in revenue relating to our Boomerang segment, as compared to $4,856,000 for the same period a year ago. This slight increase was due to the strengthening of the Canadian Dollar in 2006 versus 2005. The Boomerang segment continues to be challenged by decreased unit sales through the insurance channel in Quebec. We have undertaken several initiatives aimed at reversing this trend:

•	We have introduced a new product to service the mid-priced car market, which previously has not been significantly penetrated;

•	We have introduced a new product line, with greater features, which has shown strong acceptance from the insurance industry, and is expected to reinforce product mandates from the insurance companies towards their customers; and

•	We continue our expansion into Ontario.

Cost of Goods Sold

Cost of goods sold was substantially unchanged at 46% and 45% for the quarters ended September 30, 2006 and 2005, respectively.

Cost of goods sold relating to our domestic segment for the quarter ended September 30, 2006 increased to 45% of revenues as compared to 43% of revenues for the same period a year ago. This increase is primarily due to the expansion of our bulk installation program which, due to lower price points, results in a higher cost of goods sold as a percentage of revenues. We were still able to reduce the overall per unit installed cost of the product by utilizing various distribution and installation programs to more cost effectively sell and install LoJack Units. While domestic unit sales increased by 12% in the third quarter of 2006, as compared to the same period a year ago, the average direct installation labor cost per unit decreased by 3%.

Cost of goods sold relating to our international segment was 51% of revenues for the quarter ended September 30, 2006, as compared to 52% of revenues for the same period a year ago, largely due to a decrease in manufactured unit cost and an increase in royalty and other revenue for which there is no cost of sales.

Cost of goods sold relating to our Boomerang segment was substantially unchanged at 42% and 43% for the quarters ended September 30, 2006 and 2005, respectively, reflecting the shift of product mix to a new, more costly, product line.

Product Development

Product development expenses increased by $33,000, or 3%, for the three months ended September 30, 2006 as compared to the same period a year earlier. The increase of $60,000 was mainly attributed to our adoption of SFAS No. 123(R).

Sales and Marketing

Sales and marketing expenses increased $1,422,000, or 13%, for the three months ended September 30, 2006, as compared to the same period a year earlier, primarily due to:

•	Increased media and advertising expenses of $633,000 primarily relating to radio and television advertising;

•	Increased personnel costs and incentive compensation expense of $279,000 relating to our domestic segment, primarily due to increased headcount, geographic expansion and unit sales increases which drive incentive compensation;

•	Increased marketing expenses of $174,000 primarily relating to our Boomerang segment’s expansion into Ontario, Canada; and

•	Increased non-cash compensation of $146,000 primarily relating to our adoption of SFAS No. 123(R).

General and Administrative

General and administrative expenses increased by $971,000, or 15%, for the three months ended September 30, 2006 as compared to the same period a year earlier primarily due to:

•	Increased non-cash compensation expense of $375,000 primarily relating to our adoption of SFAS No. 123(R);

•	Increased consulting costs of $180,000 primarily related to our efforts to expand into China; and

•	Increased general and administrative costs of $260,000 at our Boomerang segment due to the strengthening of the Canadian Dollar versus the U.S. Dollar and due to the fact the comparable quarter one year ago included credit adjustments for intercompany charges.

Depreciation and Amortization

Depreciation and amortization expenses increased by $134,000, or 9%, for the three months ended September 30, 2006 as compared to the same period a year ago. The increase is primarily related to depreciation expense arising from capital investments to support the expansion of our domestic segment into additional states and to upgrading our technological infrastructure.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2006 decreased by $60,000 compared to the same period one year ago. This decrease is primarily due to the elimination of foreign exchange gains relating to several U. S. Dollar denominated loans payable from our wholly owned Brazilian subsidiary which were paid in full during the second quarter of 2006. Interest income increased by $52,000 due to an increase in our average investment balance versus the same period one year ago. Interest expense increased $56,000 compared to the same period one year ago due to the negative impact of the strengthening of the Canadian Dollar versus the U.S. Dollar and an increase in short-term borrowings at our Boomerang segment.

Provision for Income Taxes

The provision for income taxes decreased by $1,042,000 for the three months ended September 30, 2006, as compared to the same period a year ago. The decrease was the result of $700,000 in adjustments made to the Company’s accrued federal and state income tax liabilities based on the results of recently completed and expected results of pending audits. In addition, effective January 1, 2006, the Company established a subsidiary in Ireland which results in substantially all of our international profits being taxed at 12.5%. As a result of these events, our effective combined tax rate decreased to 28% for the period ending September 30, 2006, as compared to 35% for the same period a year ago.

Net Income and Earnings Per Share

As a result of the foregoing, net income for the three months ended September 30, 2006 decreased by $600,000 to $5,201,000, or $0.28 per fully diluted share, as compared to $5,801,000, or $0.30 per fully diluted share, for the comparable period one year ago.

Results of Operations for the nine months ended September 30, 2006 versus the nine months ended September 30, 2005

Revenues

Revenues for the nine months ended September 30, 2006 increased by 12%, or $17,860,000, as compared to the same period a year ago.

For the nine months ended September 30, 2006, revenues relating to our domestic segment increased by 12%, or $12,403,000, as compared to the same period a year ago, primarily due to:

•	An increase of $7,133,000, or 8%, in revenue resulting from a 20% increase in the number of LoJack Units sold during the period, partially offset by a decrease in the average revenue per unit sold, reflecting the increasing percentage of units installed as part of our bulk installation program and units installed by our third party installers and distributors, as well as increased incentives earned by customers during the first nine months of 2006. Units sold through the bulk installation program and units installed by third party installation partners yield lower sales prices and reflects our goal to increase dealer penetration and shift our focus to increasing gross margin dollars rather than gross margin percentage;

•	An increase of $3,131,000 in revenues recognized from the sale of LoJack for Motorcycles units as a result of an increase in the number of states in which the product is being offered;

•	An increase of $1,642,000 relating to our Early Warning product, as the number of units in the installed base continues to grow. Revenue from this product is initially deferred and then recognized over 5 years, the estimated life of vehicle ownership; and

•	An increase of $709,000 in revenue recognized from the sale of warranty products.

For the nine months ended September 30, 2006, revenues related to our international segment increased by 16%, or $4,796,000, as a result of 34% increase in units shipped, as compared to the same period a year ago primarily due to:

•	Higher product revenue in our Latin/South America and Europe/Africa regions resulting from an increase in the number of LoJack Units shipped to our licensees; and

•	An increase of $1,083,000 in royalty and other revenues, mainly due to the continued increase in the number of units installed in the licensees’ customer base, which positively impacts the royalty calculations.

For the nine months ended September 30, 2006, we recorded $15,068,000 in revenue relating to our Boomerang segment, as compared to $14,407,000 for the same period a year ago. This increase was primarily due to the strengthening of the Canadian Dollar in 2006 versus 2005. The Boomerang Segment continues to be challenged by decreased unit sales through the insurance channel in Quebec. We have undertaken several initiatives aimed at reversing this trend:

•	We have introduced a new product to service the mid-price car market, which previously has not been significantly penetrated;

•	We have introduced a new product line, with greater features, which has shown strong acceptance from the insurance industry, and is expected to reinforce product mandates from the insurance companies towards their customers; and

•	We continue our expansion into Ontario.

Cost of Goods Sold

Cost of goods sold was substantially unchanged at 47% and 46% for the nine months ended September 30, 2006 and 2005, respectively.

Cost of goods sold relating to our domestic segment for the nine months ended September 30, 2006 increased to 46% of revenues as compared to 43% of revenues for the same period a year ago. This increase is primarily due to the expansion of our bulk installation program which, due to lower price points, results in a higher cost of goods sold as a percentage of revenues. Domestic cost of goods sold was also negatively impacted during the nine months ended September 30, 2006 by the rollout in the first quarter of our next generation installation transmitting device, severance costs and non-cash stock compensation expense. We were still able to reduce the overall per unit installed cost of the product, by utilizing various distribution and installation programs to more cost effectively sell and install LoJack Units. While domestic unit sales increased by 20% in the first nine months of 2006, as compared to the same period a year ago, the average direct installation labor cost per unit decreased by 4%.

Cost of goods sold relating to our international segment was 52% of revenues for the nine months ended September 30, 2006, as compared to 57% of revenues for the same period a year ago, largely due to (i) a decrease in manufactured unit cost, (ii) an increase in royalty revenue for which there is no cost of sales, and (iii) the negative impact of foreign exchange on inventory manufactured and sold in Brazil during the first quarter of 2005.

Cost of goods sold relating to our Boomerang segment was 43% and 45% for the nine months ended September 30, 2006 and 2005, respectively. Costs are slightly lower in 2006 compared to the comparable period one year ago due to the negative impact of an inventory valuation adjustment in the first quarter of 2005.

Product Development

Product development expenses increased by $546,000, or 15%, for the nine months ended September 30, 2006 as compared to the same period a year earlier. The increase was mainly attributable to product development costs of $240,000 associated with the next generation of our Early Warning product, non-cash compensation expense of $193,000 primarily relating to our adoption of SFAS No. 123(R) and increased personnel costs totaling $97,000.

Sales and Marketing

Sales and marketing expenses increased $5,305,000, or 18%, for the nine months ended September 30, 2006, as compared to the same period a year earlier, primarily due to:

•	Increased salaries and incentive compensation of $2,286,000 relating to our domestic segment, primarily due to increased headcount, domestic expansion and unit sales increases which drive incentive compensation;

•	Increased travel, entertainment and meeting expenses of $724,000 associated with domestic expansion and sales growth;

•	Increased non-cash compensation of $467,000 primarily relating to our adoption of SFAS No. 123(R);

•	Increased marketing expenses of $374,000 primarily relating to our Boomerang segment’s expansion into Ontario, Canada; and

•	Increased consulting expenses of $281,000 primarily related to strategic communication services and launch of our Italian operations.

General and Administrative

General and administrative expenses increased by $3,469,000, or 18%, for the nine months ended September 30, 2006 as compared to the same period a year earlier primarily due to:

•	Increased non-cash compensation of $1,192,000 primarily relating to our adoption of SFAS No. 123(R); and

•	Increased litigation costs of $690,000, primarily relating to our civil suit with Clare, Inc.

•	Increased severance related costs of $525,000 incurred in the quarter ended March 31, 2006;

•	Increased personnel related expenses of $225,000 necessary to support future growth;

•	Increased travel and entertainment related costs of $150,000 primarily related to the Company’s international expansion efforts;

•	Increased general and administrative costs of $198,000 at our Boomerang segment due to the strengthening of the Canadian Dollar versus the U.S. Dollar; and

•	Increased directors’ fees of $102,000 based on increases approved by the Board of Directors in 2006.

Depreciation and Amortization

Depreciation and amortization expenses increased by $620,000, or 14%, for the nine months ended September 30, 2006 as compared to the same period a year ago. The increase is primarily related to depreciation expense arising from capital investments to support the expansion of our domestic segment into additional states and to upgrading our technological infrastructure.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2006 decreased by $272,000 compared to the same period one year ago. Interest income increased by $397,000 due to the significant increase in our average investment balance versus the same period one year ago. Interest expense increased $133,000 compared to the same period one year ago due to the negative impact of the strengthening of the Canadian Dollar versus the U.S. Dollar and an increase in short-term borrowings at our Boomerang segment. Other income has decreased $536,000 due to the prior year including $750,000 in foreign exchange gains relating to several U. S. Dollar denominated loans payable from our wholly owned Brazilian subsidiary whose functional currency is the Brazilian Real and a decrease of $50,000 in dividends declared by our Mexican licensee. Other expense for the nine months ended September 30, 2006 included $131,000 associated with purchasing the remaining 11% in LoJack Italia from our former partner.

Provision for Income Taxes

The provision for income taxes decreased by $1,490,000 for the nine months ended September 30, 2006, as compared to the same period a year ago. The decrease was the result of $700,000 in adjustments made in the quarter ended September 30, 2006 to the Company’s accrued federal and state income tax liabilities based on the results of recently completed or pending audits. In addition, effective January 1, 2006, the Company established a subsidiary in Ireland which results in substantially all of our international profits being taxed at 12.5%. As a result of these events, our effective combined tax rate decreased to 31% for the nine month period ending September 30, 2006, as compared to 36% for the same period a year ago.

Net Income and Earnings Per Share

As a result of the foregoing, net income for the nine months ended September 30, 2006 increased by $229,000 to $13,651,000 or $0.71 per fully diluted share from $13,422,000 or $0.71 per fully diluted share.

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 will be effective for us beginning January 1, 2007. We have not yet adopted this pronouncement and are currently evaluating the expected impact that the adoption of FIN 48 will have on our consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements”, or SFAS 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We have not yet adopted this pronouncement and are currently evaluating the expected impact that the adoption of SFAS 157 will have on our consolidated financial position and results of operations.

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

Liquidity and Capital Resources

We generate positive cash flows from our operations and expect this trend to continue in both the short- and long-term. This liquidity is contingent on continued customer demand for our products and services and continuing our existing relationships with automobile dealers and insurance companies, international licensees and certain law enforcement agencies. We expect to continue these relationships. We believe that we will be able to keep pace with required technological changes in our products and expect that our sales and marketing initiatives will continue to drive demand.

Additional uses of cash will be based on rate of return analyses, but may include acquisitions, repurchases of our common stock, investments in new technologies, products and/or international licensees or markets, which may require substantial investments of capital. In February 2006, our Board of Directors terminated the Repurchase Plan and authorized the 2006 Repurchase Plan. The 2006 Repurchase Plan authorizes us to purchase up to 2,000,000 shares of our outstanding common stock over the next two years. In the nine months ended September 30, 2006, we repurchased 1,293,866 shares under both plans at a cost of $25,447,000, or $19.67 per share.

We plan to continue to improve and expand our infrastructure and explore opportunities in international markets, including the potential for strategic partnerships or acquisitions, alliances and/or equity investments. In October 2005, we implemented an initiative to launch LoJack’s stolen vehicle recovery network in Italy. In June 2006, we purchased the remaining ownership from our former partner for a total purchase price of $323,000. Ownership of the Italian network is part of our strategy to own a controlling interest in select international markets that present a significant opportunity. We expect this ownership to result in cash outlays of approximately $8,000,000 to $10,000,000 over the next three years. This includes a capital investment to implement the LoJack network and recognition of the Italian subsidiary’s operating losses. We anticipate that the long-term profitability generated by the Italian operation after the investment period and the value that will be created as a result of the recurring fee structure will provide us with an adequate return on this investment. In June 2006, we launched the Italian operation in Rome.

Domestically, we intend to continue to expand our geographic presence and develop new technologies and may introduce new products that leverage our brand recognition, proven technology and knowledge of the process of stolen vehicle recovery. In March and April 2006, we expanded into South Carolina and Tennessee, respectively. One segment of the secured asset markets in which the company feels it can leverage its name and reputation is the cargo security market. In October 2006, LoJack entered into agreement with SC-integrity, a Bothell, Washington based company providing comprehensive solutions for cargo theft prevention, investigation, tracking and recovery. Under the agreement LoJack invested $6,000,000 in SC-integrity, of which $3,000,000 is cash and will be used for ongoing operations and repayment of advances for expenses pending receipt of closing proceeds. The remaining $3,000,000 represents the value of SC-integrity’s use of the LoJack brand, along with ongoing collaboration and product development support. In return, LoJack received a 40% minority ownership in SC-integrity and representation on its Board of Directors. SC-integrity will leverage its existing experienced sales force to sell the LoJack inTransit service. Currently, SC-integrity has more than 40 major supply chain customers in the manufacturing, retailing and transportation sectors.

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

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2006	2005
Cash provided by (used for):
Operating activities	$23,063	$23,738
Investing activities	766	(29,059)
Financing activities	(20,570)	5,444
Effect of exchange rate changes on cash	355	479

Increase in cash and equivalents	$3,614	$602

Cash provided by operating activities decreased by $675,000 during the nine months ended September 30, 2006, compared to the same period in 2005. The decrease was due to (i) a decrease of $2,641,000 in tax benefit consisting of $1,631,000 as a result of our adoption of SFAS No. 123(R), which were classified as operating activity in 2005 but are classified as a financing activity in 2006, and $1,010,000 relating to a decrease in exercise activity, (ii) an increase in our deferred tax assets of $5,444,000 relating to the tax treatment of deferred revenue, stock option expense, depreciation and foreign tax carryforwards, (iii) a net decrease of $2,385,000 in cash generated by deferred revenue as a result of recognizing more revenue than in the same period in 2005, (iv) a decrease of $7,069,000 in other working capital items excluding deferred revenue, but including items relating to an increase prepaid income taxes of $1,972,000, partially offset by (v) the increase in stock based compensation of $2,497,000 due to the adoption of SFAS No. 123(R) and (vi) the increase in net income of $229,000.

Cash provided by investing activities increased by $29,825,000 during the nine months ended September 30, 2006, compared to the same period in 2005, primarily due to an increase of $31,790,000 in net proceeds from investment activities, partially offset by an increase in capital expenditures of $1,898,000 which included equipment related to our “next generation” transmitting devices, vehicle tracking units and upgraded computer equipment.

Cash used in financing activities increased by $26,014,000 during the nine months ended September 30, 2006, compared to the same period in 2005. The increase in cash used was due to the repurchase of $25,447,000 of our common stock and decrease in cash generated from the exercise of stock options and the ESPP of $6,320,000, partially offset by the decrease in net cash provided by borrowing activities of $4,122,000 and an increase of $1,631,000 in tax benefit related to our stock option plan that was classified as an operating activity in the prior year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have limited exposure to market risk due to the nature of our financial instruments. Our financial instruments at September 30, 2006 consisted of cash and equivalents, short-term investments, accounts receivable, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities. The fair value of these financial instruments as of September 30, 2006, approximated their carrying values. Our short-term investments are in the form of U.S. federal and state governmental agencies that are carried at fair value in the financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Our primary market risk exposures relate to interest rate risk and foreign currency exchange rate risk.

Interest rate exposure relates primarily to the effect of interest rate changes on amounts outstanding under our term loan and our variable rate line-of-credit and demand facilities for which there was CAD$22,218,000 (equivalent to U.S. $19,940,000) of borrowings outstanding as of September 30, 2006. Based on the outstanding borrowings at September 30, 2006, a 1% increase in the interest rate would result in an additional $175,000 of annual interest expense. In January 2005, we entered into an interest rate cap agreement to limit a portion of our interest rate risk associated with the term loan. In accordance with the interest rate cap agreement, we are entitled to proceeds equal to the amount by which the Canadian Dollar denominated bankers acceptance rate exceeds 4% multiplied by the notional amount of the hedge outstanding, as calculated on a pro rata, quarterly basis. As of September 30, 2006, the one-month Canadian Dollar denominated bankers acceptance rate was 4.31%. There was no related interest rate exposure under our line-of-credit and demand facilities.

Historically, we have had minimal foreign currency exposure as most transactions with customers and vendors are denominated in U.S. Dollars. In December 2002, we established a Brazilian subsidiary LoJack do Brasil, and purchase and sale transactions denominated in Brazil’s currency (Real) began in May 2003. If we encounter material foreign currency exposure with this foreign subsidiary in the future, we may elect to manage the related exposure by utilizing a hedging strategy as long as it is material and cost effective. Our Boomerang segment’s functional currency is the Canadian Dollar. We expect to manage foreign exchange exposures that cause both earnings and cash volatility by utilizing a hedging strategy as long as it is material and cost effective.

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

There have been no changes in our internal control over financial reporting during the third fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 25, 2006 a Justice of the Superior Court of Norfolk County, Massachusetts ordered that the jury verdict in favor of LoJack be reduced to approximately $6,800,000 inclusive of pre-judgment interest and previously awarded attorneys fees and costs. The basis of the decision was that a portion of the jury’s verdict was not supported by trial testimony. We believe that the testimony was adequate to support the jury’s verdict. LoJack has filed an appeal of this decision with the Massachusetts Appeals Court, and Clare has appealed the verdict against it.

We will not record the award in our financial statements until such time as all legal remedies have been exhausted, a decision by the court(s) is made final and payment has been received or is assured of being collected.

We have previously described intellectual property claims asserted by Motorola Inc. against the Company in a letter dated June 15, 2004, and in other subsequent correspondence and communications. The parties have agreed to resolve all differences by an exchange of releases.

On April 14, 2006 suit was filed against LoJack in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. The Plaintiff contends that LoJack improperly credited break time and overtime pay and seeks unspecified monetary and injunctive relief. We are assembling and reviewing relevant records and information, and are in the early stages of discovery. We have filed an answer denying any liability with respect to these claims and intend to vigorously defend this case. However, it is possible that material losses could be incurred in this matter as the case develops.

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

On February 28, 2006, our Board of Directors authorized a new stock repurchase plan, or the 2006 Repurchase Plan. The 2006 Repurchase Plan, which replaces and is not additive to the Repurchase Plan, authorizes us to purchase up to 2,000,000 shares of our outstanding common stock over the next two years. Through September 30, 2006, we had repurchased 1,244,566 shares under the 2006 Repurchase Plan at a cost of $24,252,000 or $19.49 per share.

Repurchase activity for the three months ended September 30, 2006 is as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2006	—	—	—	756,634
August 1 to August 31, 2006	1,200	$16.78	1,200	755,434
September 1, to September 30, 2006	—	—	—	755,434

Total	1,200	$16.78	1,200	755,434

(1)	No shares have been purchased by us other than through our publicly announced stock repurchase programs.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description
10 gg*	Preferred Stock Purchase Agreement by and between SCIN, Inc. and LoJack Corporation dated October 12, 2006.

31.1*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.2*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.3*	Rule 13a-14(a)/15(d)–14(a) Certification.

32*	Certification Pursuant to 18 U.S.C. Section 1350.

*	Indicates an exhibit which is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation

Registrant

Date: November 9, 2006	By:	/s/ JOSEPH F. ABELY
Joseph F. Abely
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2006	By:	/s/ MICHAEL UMANA
Michael Umana
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2006	By:	/s/ BRIAN D. BOYCE
Brian D. Boyce
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)