Form 10-K
period 2006-12-31
LOJACK CORP
filed 2007-03-13
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006.

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-08439

LOJACK CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2664794
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

200 Lowder Brook Drive, Suite 1000 Westwood, Massachusetts	02090
(Address of Principal Executive Offices)	(Zip Code)

(781) 251-4700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value

Preferred Share Purchase Rights

(Title of Each Class)

NASDAQ Global Select Market

(Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

The aggregate market value of our common stock, $.01 par value held by non-affiliates was approximately $341,062,000 as of June 30, 2006. The aggregate market value of common stock indicated is based upon the last traded price of the common stock as reported by NASDAQ on June 30, 2006.

As of March 8, 2007, there were 18,793,651 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the definitive Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held on May 17, 2007 (Part III, Items 10, 11, 12, 13 and 14).

LOJACK CORPORATION AND SUBSIDIARIES

In this Annual Report on Form 10-K, the terms “LoJack”, “the Company”, “we”, “us”, or “our”, include LoJack Corporation and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

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

PART I

ITEM 1—BUSINESS

OVERVIEW

LoJack is a leading global provider of technology products and services for the tracking and recovery of valuable mobile assets. LoJack was organized as a Massachusetts corporation in 1978. Our unique integration with law enforcement agencies, proprietary technology and wireless network provide an effective means for the tracking and recovery of stolen vehicles, motorcycles and construction equipment. LoJack products are sold in 26 states and the District of Columbia in the United States, and in 28 countries internationally. Our technology has led to the recovery of more than 200,000 vehicles globally valued at more than $4 billion. In October 2004 we acquired Boomerang Tracking Inc., or Boomerang, a dominant marketer and provider of stolen vehicle recovery technology in Canada.

In June 2005, we entered into an agreement with Absolute Software, Inc., or Absolute Software, a Vancouver, British Columbia company, to license our trademark for use with Absolute’s computer theft recovery products which are marketed under the brand name “LoJack for Laptops.”

In October 2006, LoJack entered into a stock purchase agreement with SC-Integrity, Inc., or SCI, a Bothell, Washington based company which provides comprehensive solutions for cargo theft prevention, investigation, tracking and recovery. As part of the agreement we have granted SCI the right to license the LoJack trademark for use with SCI’s recently branded cargo and tracking recovery product, called “LoJack inTransit”, and will collaborate in some business activities and provide product development support. The investment in SCI is accounted for using the equity method of accounting.

We have three separately managed and reported business segments: domestic, international, and Boomerang.

THE LOJACK AND BOOMERANG SYSTEMS

The LoJack System

The LoJack System is based on radio frequency, or RF, technology. In the United States, the LoJack System is comprised of a Registration System, which we maintain and operate; a Sector Activation System, or SAS, and Vehicle Tracking Units, collectively the Law Enforcement Components, each operated by law enforcement officials; and a LoJack Unit. The LoJack System is designed to be integrated with existing law enforcement computer systems and telecommunication systems and procedures. If a vehicle equipped with a LoJack Unit is stolen, its owner reports the theft to the local police department. If the theft is reported in a jurisdiction where the LoJack System is operational, a unique radio signal is automatically transmitted to the LoJack Unit in the stolen vehicle, activating its tracking signal. The Vehicle Tracking Unit, installed in police patrol cars and aircraft throughout the coverage areas (for detail see Global Presence section below) is used to lead law enforcement officers to the stolen vehicle using sophisticated direction-finding technology to locate the source of the tracking signal emitted from the LoJack Unit in the stolen vehicle.

Under agreements with state and local governmental agencies, we furnish the Law Enforcement Components to state, county and municipal law enforcement agencies at no or nominal cost to the agencies. The installation, testing and maintenance of the Law Enforcement Components are primarily our responsibility. The local law enforcement agency operates the Law Enforcement Components as required during the term of each state, county or municipality’s agreement with us. The agreements with the applicable law enforcement agencies generally are for initial terms of up to five years. To date, substantially all such agreements that would have expired have been renewed or are in the process of renewal. Renewal or extension of any such agreement may be subject to competitive bidding. We have no legal obligation to customers to provide ongoing systems support and maintenance or to refund any of the purchase price if these agreements expire and are not renewed, or are terminated either by us or by the local law enforcement agencies.

We believe that the benefits to consumers from the LoJack System include the following:

•	Better than a 90% recovery rate in the United States;

•	Covert installation which decreases the chance of a system disablement;

•	RF based technology that penetrates buildings and containers to facilitate tracking and recovery of vehicles that are hidden from view;

•

Direct integration with law enforcement in the United States and in some foreign jurisdictions, which results in (i) the automatic activation of the LoJack Unit upon a report of theft to police, and (ii) tracking and recovery by police; and

•	Insurance premium discounts are mandated or offered in some foreign markets and some states within the United States.

The Boomerang System

The Boomerang System is based on RF and cellular technology and uses its internally developed tracking devices and the wireless networks of major regional telecommunications companies for locating and tracking stolen assets. The cellular coverage area for Boomerang’s tracking of stolen assets includes most of North America; however its service area is primarily in Canada. The Boomerang network consists of the Boomerang Tracking System that is installed in a purchaser’s vehicle, the cellular network, the Boomerang Security Center and Boomerang Vehicle Tracking Units. If a car equipped with a Boomerang Unit is stolen, the vehicle owner is instructed to report the theft to the local police department and the Boomerang Security Center. When the Boomerang Security Center is advised of a theft after a police report has been filed, it obtains the approximate location of the Boomerang Unit via a secure connection with the cellular carrier and then transmits a unique code causing the Boomerang Unit to transmit a tracking signal. After the Boomerang Unit has begun to transmit a tracking signal, a Boomerang Tracking Vehicle is dispatched to the approximate location of the Boomerang Unit. In the provinces of Ontario and British Columbia we use third parties to perform tracking. The Vehicle Tracking Units use sophisticated direction-finding technology to locate the source of the tracking signal emitted by the Boomerang Unit which, with the integration and/or assistance of local law enforcement personnel, leads to the recovery of the stolen vehicle. Boomerang is in the process of transitioning from analog to digital cellular service.

THE LOJACK ADVANTAGE OVER GPS FOR STOLEN VEHICLE RECOVERY

Unlike systems based on Global Positioning System, or GPS, including technology such as OnStar®, our technologies can penetrate buildings and containers for the effective tracking and recovery of stolen mobile assets hidden from view. We differ from such GPS products in that our products are covert without any visible antennas or markings on the vehicle indicating presence of the system. Additionally, the direct integration of the LoJack System with law enforcement in the United States results in the automatic activation of the LoJack Unit upon the vehicle owner’s report of the theft to police; no third party intermediaries are involved in the activation or tracking process.

PRODUCTS AND TECHNOLOGY

LoJack

The LoJack Unit is the component of the LoJack System that is installed in a purchaser’s vehicle. The LoJack Unit consists of a very high frequency, or VHF, transponder with antenna, microprocessor and power supply and contains a set of codes unique to the unit. The LoJack Unit’s transmitter is activated upon receipt of its unique activation code from the SAS. The routine entry of a stolen vehicle report into domestic law enforcement information systems in jurisdictions where the LoJack System is operational causes the SAS to broadcast the unique activation code to the LoJack Unit in the stolen vehicle, in turn causing the LoJack Unit to transmit a signal. An activated LoJack Unit will continue to broadcast until it receives a properly coded message to stop. The deactivation command is automatically sent to the LoJack Unit upon entry of theft or recovery information in the law enforcement information system in jurisdictions where the LoJack System is operational. All transmissions are made on a nationwide radio frequency allocated by the Federal Communications Commission, or FCC, as a law enforcement radio service.

LoJack Early Warning™, sold as an optional component of the LoJack System, provides early notification to a vehicle owner in the event an unauthorized user operates the vehicle. LoJack Early Warning consists of a uniquely coded key pass and a motion sensor that works with the LoJack Unit to monitor vehicle movement and detect the presence of the registered owner’s key pass. Should the vehicle move without the presence of the registered owner’s key pass, a communication from the LoJack Unit in the vehicle is transmitted to the LoJack Control Center, a company-maintained database that provides automatic notification via e-mail, pager, and/or home, work or cell phone call to the vehicle owner.

LoJack for Construction Equipment is designed specifically for installation on heavy equipment. It functions similarly to the traditional LoJack Unit, but has been modified to meet the Society of Automotive Engineers design standards for use on heavy-duty vehicles.

LoJack for Motorcycles, a product that was launched in 2005, is designed specifically for installation in “on road” motorcycles. It functions similarly to the traditional LoJack Unit, but has been modified and reduced in size so that it can be covertly installed in the limited space of a motorcycle.

We also offer warranty products that may be purchased to supplement the original purchaser’s warranty. These warranty products include: LoJack Extended Limited Recovery Warranty, LoJack Guarantee Plus 5000 (all states but New York) and LoJack Protection Plus 5000 (New York only). For more information on our warranty products see Product Warranty section below.

We license Absolute Software to market computer theft recovery products under the brand name “LoJack for Laptops.” When a computer in which the “LoJack for Laptops” product is installed is reported stolen and subsequently connects to the Internet, the computer sends a signal to Absolute’s monitoring center to identify its location and provide certain other information. Absolute then works with local law enforcement and internet service providers to recover the computer.

Boomerang

The Boomerang Unit is the component of the Boomerang Tracking System that is installed in a purchaser’s vehicle. The Boomerang Unit consists of a cellular band RF transponder with antenna, microprocessor and power supply.

If a car equipped with a Boomerang Unit is stolen, the vehicle owner reports the theft to the local police department and the Boomerang Security Center. When the Security Center is advised of a theft and after a police report has been filed, the Security Center locates the approximate location of the Boomerang Unit via a secure connection with the cellular carrier network and then sends a unique code causing the Boomerang Unit to transmit a tracking signal. A tracking vehicle is dispatched in the general area reported by the Boomerang Unit. The Vehicle Tracking Units, installed in Boomerang tracking vehicles use sophisticated direction-finding technology to locate the source of the tracking signal emitted from the Boomerang Unit. Upon location of the stolen vehicle, Boomerang Vehicle Tracking personnel notify local law enforcement, who recover the vehicle. In 2005, Boomerang introduced the BoomerangXpress unit. Although the BoomerangXpress is similar in design and functionality to the Boomerang Unit, the Boomerang Unit is installed in high end luxury vehicles, the BoomerangXpress Unit is targeted to the mid-price vehicle market.

In 2006, Boomerang introduced next generation products called Boomerang Espion and Espion Alert. Utilizing multiple wireless sensors, these products are expected to increase the effectiveness of the recovery system. In the event that one of the sensors is compromised, the remaining sensors will continue to operate and transmit tracking data to Boomerang’s Security Center or tracking vehicle.

The Boomerang2 and Boomerang Espion Alert Units are products that build upon the Boomerang Unit by integrating two-way communication and diagnostics to provide automatic theft notification by sending a tracking signal upon any unauthorized vehicle movements. A key fob, used in connection with both Units, contains a uniquely coded key pass and a motion sensor, which monitors vehicle movement and detects the presence of the registered owner’s key pass. The Boomerang 2 and Boomerang Espion Alert Units also monitor any tampering with the car battery. Should the motion sensor detect that the vehicle is moving without the presence of the registered owner’s key pass, an automatic call is made by the Unit to the Boomerang Security Center indicating an alarm on the customer car. The Security Center then contacts the client to verify the status of the vehicle. If it is determined the vehicle has been stolen, the Security Center proceeds with the same tracking and recovery steps as noted for the traditional Boomerang Unit.

The Water Resistant Boomerang Unit is designed specifically for installation on construction equipment and marine craft. It functions similarly to the traditional Boomerang Unit, but is enclosed in a water resistant housing.

The Portable Boomerang Unit is designed for installation in special applications such as cargo. It functions similarly to the traditional Boomerang Unit, but is equipped with a longer lasting battery, enabling its operation without a connection to an independent power source.

GLOBAL PRESENCE

The LoJack System presently operates in all or a portion of 26 states and the District of Columbia in the United States. We have available statewide coverage, defined as coverage of at least 80% of the state population, in Arizona, California, Connecticut, the District of Columbia, Maryland, Massachusetts, Michigan, New Jersey and Rhode Island. We have coverage available in major metropolitan areas, cities and high crime areas in Colorado, Delaware, Florida, Georgia, Illinois, Louisiana, Nevada, New Hampshire, New York, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Texas, South Carolina, Virginia and Washington. We identify and define coverage areas based on a qualitative analysis of population density, new car sales, geography and distribution of LoJack Units.

Internationally, our licensed and owned and operated stolen vehicle recovery technology is operational in 28 countries and territories around the world. We have a licensed presence in countries located in Latin and South America, Europe and Africa, and the Asia Pacific Rim. We also operate Canada’s leading stolen vehicle recovery provider, Boomerang, with sales concentrated in the provinces of Quebec and Ontario. In 2006, we began commercial activities in Italy through a wholly-owned subsidiary, and expanded from Rome into Milan. In 2005, the central government of the People’s Republic of China approved use of a designated frequency for operation of a LoJack stolen vehicle recovery system initially within the Beijing, Tianjin and Hebei Province areas. In 2006, we entered into a license agreement for the People’s Republic of China, and our licensee is in the process of establishing a radio network, organizational infrastructure and commercial operations in the regions covered by the radio frequency license.

BUSINESS MODEL

Domestic Segment

Our revenues in the United States are derived primarily from the sale of LoJack Units, LoJack Early Warning Units, related products and extended product and non-recovery warranties directly to consumers and through automobile dealers. Revenues from the domestic segment comprised 69%, 68% and 76% of our consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Approximately 83% of domestic revenues originate through a distribution network of automobile dealers. Expansion into additional markets beyond the automotive market through the introduction of products, such as LoJack for Construction Equipment and LoJack for Motorcycles, leverages our existing network and requires no additional infrastructure. We derived approximately 6% and 3% of revenues from the sale of units of LoJack for Construction Equipment and Motorcycles, respectively during the year ended December 31, 2006.

In 2002, we initiated a program to expand our installation capability by contracting with, and certifying, select dealers and other third parties to install our products. In 2006, 41% of our LoJack Unit sales relating to our domestic dealer business were installed by third parties, compared to 38% and 27% for the years ended December 31, 2005 and 2004, respectively. We monitor the quality of these alternative installations through the use of an expanded quality control process. For all installations, whether performed by us or by a third party we maintain this service. We maintain full warranty service, both for the convenience of our automobile dealers through which the LoJack products are marketed and in order to maintain a high degree of quality control and security over our technology.

LoJack has a brand awareness of over 90% in the United States based on an awareness study conducted in 2004. We feel this brand awareness is beneficial to all existing sales channels, including automotive, commercial, motorcycle and laptops which will prove beneficial to any new channels we may decide to enter.

International Segment

We began international operations in 1993 and LoJack technology is now operational in 27 countries and territories. We have developed our technology such that the LoJack System can be used either by local law enforcement, by the licensee’s own security organization, or by a combination of both. Revenues from the international segment comprised 22%, 22% and 21% of our consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively. International revenues are derived from the sale of LoJack Units, system infrastructure components, royalties, licensing fees and subscription and installation services provided by our Italian subsidiary. Licensing agreements with international parties have thus far been primarily denominated in U.S. dollars and are structured with up-front licensing fees, which may be substantial and are non-recurring. The agreements provide that we will supply components and products at prices to be determined from time to time and/or receive royalties based upon licensees’ revenues. In 2006, approximately 86% of international revenues were from the sale of LoJack Units.

Our business model focuses primarily on the top 30 global markets. Markets are ranked based on high per capita thefts, high annual recurring sales of new vehicles and large numbers of vehicles operating in the area. Our expansion strategy in the international segment may include investments in new or existing international licensees and markets and/or the formation of new international subsidiaries.

We also have made direct investments in selected international licensees that we believe offer significant market opportunity for LoJack Unit sales. At December 31, 2006, we held a 7.74% equity investment, with a carrying value of $2,454,000, in our French licensee and a 12.5% equity investment, with a carrying value of $1,541,000, in our Mexican licensee.

We have commercial operations in Italy through our wholly-owned subsidiary, LoJack Italia, SRL. We estimate this ownership will require an investment of approximately $6.0 to $7.0 million over the next two to three years. This includes a capital investment of approximately $1.0 million to implement the LoJack network and recognition of $5.0 to $6.0 million of LoJack Italia losses in LoJack’s operating results. Based on our experience with current international licensees, we believe that both the long-term profitability generated by LoJack Italia after the investment period and the value that will be created will prove to be compelling. This investment is part of our strategy to own a controlling interest in select international markets that present a significant opportunity.

Boomerang Segment

Boomerang revenues are derived primarily from the sale and installation of Boomerang, Boomerang2 and BoomerangXpress Units, related products, and service contracts. Revenues from the Boomerang segment comprised 9%, 10% and 3% (which includes Boomerang’s results for the last two months of 2004) for the years ended December 31, 2006, 2005 and 2004, respectively. Approximately 20% of segment revenues are derived from the sale of Boomerang, Boomerang2, BoomerangXpress and Boomerang Espion Units through auto accessory retailers and automobile dealers and approximately 80% of segment revenues are derived from service contracts. More than 45 insurance companies based in Quebec and Ontario offer rebates to customers who install a Boomerang Unit in their high priced or high risk of theft vehicles, and in many instances require installation of a Boomerang Unit in such vehicles.

Purchasers of Boomerang Units are required to purchase a service contract with Boomerang. The terms of service contracts offered range from 12 to 60 months and are payable in full upon activation of the related unit or renewal of a previous service contract. Customers are also offered a monthly payment option. As of December 31, 2006, there was approximately $11,316,000 of deferred revenue resulting from approximately 125,000 active service contracts.

VEHICLE AND ASSET THEFT

Domestic Segment

According to the Federal Bureau of Investigation Uniform Crime Report, 1.2 million vehicles were stolen in 2005, with an estimated value of $7.6 billion. Most auto theft is carried out by sophisticated professional thieves, rather than amateur thieves. Thieves typically steal vehicles because of the profit potential of the vehicle’s components on the black market. The National Insurance Crime Bureau also reported that motorcycle theft totalled 70,000 stolen motorcycles in the United States and Canada in 2005, reflecting an increase of 135% over the past five years.

International Segment

Interpol, which provides services for the law enforcement community to optimize the international effort to combat crime, indicated in a recent communication that more than 3 million vehicles are stolen globally each year with an estimated value of approximately $21.0 billion.

Boomerang Segment

According to the Insurance Bureau of Canada website, more than 170,000 cars are stolen in Canada every year. This crime costs auto insurers and their policyholders more than $600 million a year in claims pay-outs, or about $43 per policy. In addition, auto theft costs taxpayers more than $400 million in other costs, such as court, policing and health care expenses. Collectively, the annual cost of auto theft is more than $1.0 billion. In addition, about 40 Canadians die every year as a result of auto theft and 65 are seriously injured.

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

We market our LoJack for Motorcycles product through the motorcycle dealer channel in much the same way we market traditional LoJack Systems through automobile dealerships.

We license the LoJack brand name to Absolute Software and SCI whose products are offered to customers who purchase laptop computers and cargo tracking units, respectively.

International Segment

Sales and marketing efforts in territories where our licensees operate the business are typically controlled and funded by our international licensees and their respective management teams.

In Italy, our sales and marketing approach focuses on the Italian automotive channel, through which automotive dealerships offer the LoJack Unit, LoJack Early Warning, and extended warranties as options for new and used vehicle sales. We use a direct sales force in both Rome and Milan to visit car dealers to educate and train dealership personnel on the benefits of the LoJack System and related products. During 2006, we used public relations campaigns and cooperative advertising initiatives with certain car dealers to promote consumer awareness of our product in Italy. In the future, we intend to expand our use of the media and advertising campaigns in Italy to increase our brand awareness and to drive sales.

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

In Ontario, we sell through the automotive channel in a similar fashion as in the United States using automobile dealers and automotive accessory retailers. We utilize a direct sales force to service dealers and retailers. We also sell to commercial markets, primarily to construction equipment owners. The commercial business is supported by a direct sales force as well as an infrastructure of dealers who are available to sell and install Boomerang Units.

GROWTH STRATEGY

Our overall goal is to strengthen our leadership position in the vehicle and mobile asset tracking and recovery market through technology leadership, financial strength, market expansion, partnerships with new and established distributors and the global development of the LoJack brand. In addition, if appropriate, we may make acquisitions as a means to add channels of distribution for the LoJack brand or as a way for us to acquire new technology which could be sold through our existing channels of distribution.

Domestic Segment

Our domestic strategy is to use internal resources and partnerships with third parties to increase unit sales and profitability in the automotive, motorcycle and commercial channels, while developing and introducing new products that leverage our brand recognition and reputation for vehicle recovery to enter new sales channels such as laptop computers and cargo.

We plan to focus on high volume dealers who maintain a large market share in their geographic areas and dealers that are part of large dealer groups, to drive more aggressive business growth through our automotive channel in the United States. We will continue to expand our varied distribution and installation programs to sell and install LoJack Systems more cost effectively.

In 2005, we introduced LoJack for Motorcycles and entered the motorcycle distribution channel. The motorcycle product leverages our existing network for tracking and recovery.

We also began shipping and installing the next generation LoJack Unit in 2005. The new unit, which offers the same stolen vehicle recovery features as the predecessor LoJack Unit, is smaller in size and has resulted in decreased manufacturing costs. (For more information on the next generation LoJack Unit, see “Product Development” section below.)

The LoJack System now operates in 26 states and the District of Columbia, representing about two-thirds of the U.S. population. We will expand into additional markets as they become economically feasible. In 2006, we expanded into South Carolina.

International Segment

Our international strategy is to drive more aggressive unit sales growth in countries where the LoJack System presently operates, including leveraging strategic relationships with insurance companies and automobile manufacturers. In addition, we expect to expand into new geographic markets. We intend to drive unit sales growth through existing licensees by helping them to develop their business models and expanding system infrastructure. From time to time, we may make direct strategic investments in international licensees, some of which may be substantial, in order to enable them to gain market share. Our investment strategy has focused on those markets which either represent the best opportunities for significant generation of revenue or where we can positively impact market penetration or revenue growth.

Our growth strategy is to target international markets in which the combination of new vehicle sales, population density and incidence of vehicle theft is high. Market expansion may be in the form of (i) continuing to license the use of the LoJack System technology, (ii) securing agreements with governments to obtain rights to own and operate a controlling interest in the system, such as in Italy, and/or (iii) making strategic investments and/or acquisitions.

With the introduction of the next generation LoJack Unit, we have a common global platform which utilizes the same basic unit to operate on the varying global radio frequencies used for stolen vehicle recovery. This new unit has contributed to international business growth, due in large part to product cost reductions achieved through manufacturing efficiencies.

In Italy, our growth strategy is to use our internal sales and marketing resources to penetrate the stolen vehicle recovery market through the automotive dealership channel. We are leveraging the extensive knowledge and experience of our domestic sales team to lay the foundation for a strong automotive dealer sales channel in Italy.

Effective January 1, 2006 we established LoJack Equipment Ireland Limited to serve as our international segment headquarters. Located in Dublin, Ireland, this operation will support business development, administrative and distribution activities for our international segment as well as provide nearby support to our European operations which we feel has a high potential for expansion of our LoJack vehicle tracking and recovery network in the coming years.

In 2006, we entered into a license agreement for the People’s Republic of China. Our licensee is in the process of obtaining funding and establishing a radio network, organizational infrastructure and commercial operations in the regions covered by the radio frequency license.

Boomerang Segment

Our Boomerang segment growth strategy focuses on sales and marketing efforts in Quebec, Ontario and British Columbia in 2007. In Quebec, we intend to continue to work with insurance companies to maintain and extend mandates for the Boomerang System as a condition for consumers to obtain insurance coverage and to train insurance companies and insurance brokers about our services. We plan to maintain a direct sales force in Quebec, which works with the automotive accessory retailers and automobile dealers who sell and install Boomerang products. We intend to continue to utilize our two distribution centers, which sell and install Boomerang Units.

In Ontario and British Columbia, we intend to continue to sell through the automotive channel using automobile dealers and automotive accessory retailers. We intend to continue to leverage our direct sales force and segment experience in marketing directly to the automobile dealers. We believe that the automotive market in these two markets represents a substantial growth opportunity. We will focus on increasing penetration in the commercial channel using our direct sales force to call on equipment dealers and equipment owners.

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

In 2005, we received the first units of the next generation LoJack Unit. We worked with a third party, Plextek Limited, or Plextek, to develop the product and secure manufacturing. The unit is scalable and flexible, with connectivity features that may allow us to develop new products combining GPS and/or cellular based communications with our existing RF based stolen vehicle recovery technology. The unit provides a common platform for both domestic and international operations by utilizing the same basic unit to operate on the varying radio frequencies used in the countries where our technology is utilized for stolen vehicle recovery. Effective the fourth quarter of 2006, prior generation LoJack units were fully phased out and Clarion Malaysia, (a subsidiary of Hitachi Limited), or Clarion, became the sole product manufacturer of LoJack Units.

We expect that we will coordinate our Boomerang, SCI and domestic segment research and development efforts to offer new products that meet market needs for the tracking and recovering of stolen mobile assets.

Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. Total product development expenses totaled $5,805,000, $4,831,000 and $4,661,000 for the years ended December 31, 2006, 2005 and 2004, respectively. A portion of our product development efforts has been outsourced to third parties. The contracts with third parties require payments based upon completion of defined milestones. Expenses related to milestone achievements, included in the above-mentioned expenses, which are expensed to operations as the milestones are achieved, amounted to $355,000, $332,000 and $1,260,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

International Segment

Our international licensees and our owned and managed operation in Italy are subject to risks similar to those in our domestic segment with respect to government regulation and approval.

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

LoJack Guarantee Plus 5000 (Sold in all states in which we do business other than New York). Consumers may purchase an additional five year warranty in which we, or in most jurisdictions an independent third party insurer, warrant to original purchasers of LoJack Units that, if the vehicle becomes a total loss due to theft, or is not recovered within 30 days from the time the theft is reported to the police, the consumer may receive up to $2,500 to cover theft-related expenses plus up to an additional $2,500 towards the purchase or lease of a replacement vehicle if the consumer returns to the original dealer. We have insured the risk relating to these warranty claims.

LoJack Protection Plus 5000 (Sold in New York State only). Consumers may purchase an additional five year certificate in which an independent third party insurer, guarantees to original purchasers of LoJack Units that, if the vehicle becomes a total loss due to theft, or is not recovered within 30 days from the time the theft is reported to the police, the consumer may receive up to $2,500 to cover theft-related expenses such as insurance deductible, substitute vehicle rental, airfare if the vehicle is stolen more than 100 miles away from home, or nightly accommodations and meals. In addition, the consumer may be eligible to receive $2,500 towards the purchase or lease of a replacement vehicle if the consumer returns to the original dealer.

Boomerang Segment

Boomerang Parts & Labor Warranty. We warrant to original purchasers of Boomerang and Boomerang Espion Units that the units will be free from defects in material or workmanship for a period of five years from the date of purchase. A one-year limited warranty on parts and labor applies to BoomerangXpress Units. If the product proves to be defective in material or workmanship we will, at our option, replace or repair the product or reimburse the purchase price paid.

Boomerang Limited Recovery Warranty. We warrant to purchasers of Boomerang and Boomerang Espion Units that if a Boomerang equipped vehicle is stolen and not recovered, we will pay the consumer an amount equal to the full purchase price of the unit and service fees, up to a maximum of CAD$1,000 for the Boomerang and Boomerang Espion Units and CAD$2,000 for the Boomerang2 and Boomerang Espion Alert Units. For the BoomerangXpress Units we will offer the consumer a new unit, including installation.

PATENTS AND TRADEMARKS

Domestic Segment

We hold a patent portfolio that covers vehicle tracking, security and recovery. The portfolio includes United States Patent Nos. 5,917,423 and 6,229,988BI which expire in 2015 and 2018, respectively, covering portions of the LoJack System. Each of these patents adds to the predecessor patents by adding additional functionality that we believe yields a competitive advantage. Additional patent applications are pending. In addition, we hold proprietary information that is not patented, but is integral to the operation of the LoJack System. We believe that protection of the unpatented intellectual property will continue beyond the expiration of the stated patents.

We also hold United States Patent No. 6,522,698 covering LoJack Early Warning which expires in 2017.

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

Boomerang Segment

Boomerang holds a patent portfolio that covers location, tracking and recovery using an existing network, vehicle location using a kinetic network, our two-way tracking beacon and anti-jamming technology. The portfolio includes United States Patent No. 5,895,436 which expires in 2016 (corresponding to Canadian Patent No. 2,203,302 which expires in 2017) United States patent No. 7,091,835B2 which expires in 2023 and Canadian Patent No. 2,395,843 (corresponding to United States Patent 6,498,565B2) which expires in 2021.

We also hold patents similar to our Boomerang segment patents in various countries where we either currently do business or intend to do business.

Although management believes the patents have value, there can be no assurance such patents will effectively deter others from manufacturing and marketing a stolen vehicle recovery system.

We have registered or filed for the registration of our trademarks Boomerang, Boomerang2, Boomerang & Design (logo), BoomerangXpress, Boomerang Espion and Boomerang Espion Alert in all of our major actual or potential markets. We believe these trademarks have sufficient recognition to give us competitive advantage in the Boomerang segment.

Our Boomerang segment intellectual property strategy is to apply for trademarks and for patents for our inventions whenever appropriate.

Our Boomerang segment is actively involved in protecting its intellectual property and has undertaken administrative and legal measures against companies, which, in our opinion, have infringed on our rights.

COMPETITION

Competitive Advantages

We believe that our domestic segment has several competitive advantages including our proprietary RF technology and two way tracking beacon, our distribution networks, well-known brand and integration with law enforcement. Our technology is proven effective for the recovery of stolen vehicles and mobile assets. We hold a patent portfolio that covers vehicle tracking, security and recovery. We hold proprietary information that is not patented, but is integral to the operation of the LoJack System. Additionally, we have developed a network in the United States that would be very expensive to replicate. We have an established distribution network in the automotive and construction channels in the United States, and an established operating network, through our licensees and owned operations in 28 countries internationally. Based on a study performed during 2004, we have a well-known brand with a brand awareness of over 90% in the United States. The LoJack System is directly integrated with law enforcement in the United States and, as a result, we have a detailed understanding of law enforcement systems and procedures. We are unaware of any competitor who proposes a system capable of being operated or actively monitored exclusively by law enforcement agencies, as is the LoJack System. We believe these competitive advantages present substantial barriers to competitive entry into our markets.

We believe that our Boomerang segment products and technology have several competitive advantages including proprietary cellular tracking and location technology, established relationships with insurance companies in Quebec and Ontario and a well-known brand in Canada.

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

We market the LoJack System as a stolen vehicle recovery device. Our management believes, however, that makers of auto theft prevention devices and GPS devices view the LoJack System as competitive, and, consequently, we believe we face competition from companies that sell vehicle security and theft prevention devices. Some of the competitors and potential entrants into the vehicle tracking market have greater resources than we do. In addition, there can be no assurance that a competitor will not develop a system of theft detection or recovery which would compete with or be superior to the LoJack System.

We believe that we face competition from companies selling GPS products such as OnStar®, vehicle alarms and third party warranty and insurance products; not because the products are comparable to the products we offer, but because they are competing for available consumer funds in the automobile security products after-market. In addition, there are numerous smaller companies selling extended warranties and other insurance based products.

International Segment

Several competitors or potential competitors are marketing or have announced the development of products, including those that are based on RF technology, cellular technology, GPS technology or some combination of these technologies, which claim to have stolen vehicle tracking features that may compete directly with the LoJack System in our international segment. In some instances competitors have a market share comparable or larger than that of our licensees. The competitive environment in regions with relatively high rates of auto theft, such as many countries in South America and parts of Africa is generally more intense than in regions where lower rates of theft prevail. Competition in Europe has become more intense, with most competitors offering stolen vehicle tracking devices that utilize cellular and GPS technologies. Certain competitors have established relationships with automobile manufacturers to promote or incorporate their product offerings.

Boomerang Segment

We believe we face competition in the Boomerang segment from companies selling GPS systems which promote stolen vehicle recovery as a service. We also face competition in Canada from other security products and services, including alarms, immobilizers and vehicle etching, as well as third party warranty, insurance and vehicle protection products sold through the automobile dealership channel in the Province of Ontario.

CONTRACT MANUFACTURING ARRANGEMENTS

We have a contract manufacturing arrangement for the LoJack Unit and other LoJack System components sold in the domestic and international segments with Plextek (who subcontracts the physical manufacturing to Clarion). We believe that several companies have the capability to manufacture LoJack Units.

In October 2005, the company and Motorola exchanged mutual releases eliminating any potential intellectual property infringement claims against the Company by Motorola arising out of termination of the former custom manufacturing agreement .

INVENTORY

We seek to maintain a 90-day domestic and international supply of LoJack Units, which we believe is in line with sales levels and sufficient to rapidly fulfill orders.

Our Boomerang segment maintains a supply of inventory, of which, as of December 31, 2006, 46% was raw materials, 40% was work in process and 14% was finished goods. We assemble the Boomerang Units in our own facilities.

We fill orders as they are received and maintain no order backlog.

We maintain an inventory of certain LoJack System Law Enforcement Components beyond our current requirements in order to facilitate expansion into additional domestic and international markets.

EMPLOYEES

As of February 21, 2007, we had a total of 913 full-time employees, 733 of whom were working in the domestic segment, 34 of whom were working in the international segment and 146 of whom were working in the Boomerang segment.

SEGMENT OPERATIONS

We divide our operations into three separately managed and reported business segments: domestic, international, and Boomerang. For financial information about our segments, and by geographic area, see notes 1 and 13 to our consolidated financial statements contained herein at Item 8.

INTERNET ADDRESS AND SEC REPORTS

We maintain a website with the address www.lojack.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC. We also include our corporate governance guidelines, certain policies and the charters for each of the major committees of our board of directors on our website and intend to update these documents if amended as soon as reasonably practicable. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, and the address of that site is (http://www.sec.gov).

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our executive officers is set forth below.

Name	Age	Title
Richard T. Riley	50	Chief Executive Officer and Chairman
Ronald V. Waters III	54	President and Chief Operating Officer
Michael Umana	44	Senior Vice President and Chief Financial Officer
William R. Duvall	55	Executive Vice President and Chief Technology Officer
Thomas Wooters	66	Executive Vice President and General Counsel
Kevin M. Mullins	52	Senior Vice President and General Manager (U.S. Automotive)
Thomas M. Camp	43	Senior Vice President and General Manager (International)

Mr. Riley became Chief Executive Officer and Chairman in November 2006. From February 2005 until November 2006 Mr. Riley was President and Chief Operating Officer and member of the Board of Directors of the Company. Prior to joining the Company, Mr. Riley served as an officer and director of New England Business Service, Inc., or NEBS, then a public company listed on the New York Stock Exchange prior to its acquisition by Deluxe Corporation. He served as President and Chief Operating Officer of NEBS from 2002 to 2003 and as President, Chief Executive Officer and Chief Operating Officer from 2003 to 2004. Prior to that, he served as a Senior Vice President of NEBS from 1998 to 2002, as President, NEBS Direct Marketing from 2001 to 2002, as President, Integrated Marketing Services from 2000 to 2001 and as President of Rapidforms (acquired by NEBS in 1997) from 1992 to 2000. Mr. Riley served as a director of NEBS from 2002 to 2004. Mr. Riley is a Certified Public Accountant. He serves as a member of the Board of Directors of VistaPrint USA Incorporated, a publicly held company in the printing and graphic arts business, and Micro-Coax, Inc., a manufacturer of microwave and cable products, a privately held company.

Mr. Waters became President, Chief Operating Officer and a member of the Board of Directors of the Company in February 2007. He served as Chief Operating Officer for the Wm. Wrigley Jr. Company from December 2003 through May 2006. He joined the Wm. Wrigley Jr. Company in 1999 as Chief Financial Officer and served as Chief Financial Officer until his elevation to Chief Operating Officer in 2003. Prior to joining the Wm. Wrigley Jr. Company, Mr. Waters held several senior executive positions of increasing responsibility with The Gillette Company. Before joining The Gillette Company, Mr. Waters was a Partner and Practice Leader with KPMG International. Mr. Waters is currently a director of HNI Corporation, a public company that is a U.S manufacturer of office furniture and home products and a director of Sabre Holdings, Inc, a public company that is a provider of distribution and technology solutions for the travel industry. He is a Certified Public Accountant.

Mr. Umana joined LoJack in March 2006 as Senior Vice President and Chief Financial Officer. Prior to joining the Company Mr. Umana served as Executive Vice President, Finance, Chief Operating Officer, Chief Financial Officer, Treasurer and Assistant Clerk of Saucony, Inc. an international performance-oriented footwear and apparel company from May 2003 until its sale to Stride Rite, Inc. in September 2005. From July 2001 until May 2003, Mr. Umana served as Saucony’s Senior Vice President, Finance, Chief Operating Officer, Chief Financial Officer and Treasurer and from 1999 to July 2001as its Vice President, Finance and Chief Financial Officer. Prior to Saucony, Mr. Umana was employed as Vice President and Chief Financial Officer of the Analytical Instrument Business Unit at PerkinElmer, Inc., a high technology manufacturer from 1997 until 1999. From 1985 to 1997, Mr. Umana held various auditing and consulting positions, including being Senior Manager, Business Consulting at Arthur Andersen LLP, a professional services company. Mr. Umana is a Certified Public Accountant.

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

Mr. Mullins joined LoJack in February 1996 and is Senior Vice President and General Manager of U.S. Sales. From June 2001 to January 2005 Mr. Mullins served as Vice President of Sales and from February 1996 until May 2001, Mr. Mullins served as Vice President of Sales and Marketing. From 1976 until joining LoJack, Mr. Mullins served in a variety of positions at Proctor & Gamble Company, Inc., including District Sales Manager, Customer Business Development Manager and Northeast Operation Manager.

Mr. Camp joined LoJack in May 2002 and is Senior Vice President and General Manager, International. He served as Vice President of Corporate Development from May 2002 to September 2004. From 1999 until joining LoJack, Mr. Camp held executive positions with Go2Net, Inc. from 1999 to 2000 and InfoSpace, Inc from 2000 to 2001. He was a corporate and securities attorney with the law firm of Hutchins, Wheeler and Dittmar from 1990 to 1999.

There are no arrangements or understandings pursuant to which any executive officer was or is to be selected for appointment, election or reelection. There are no family relationships among any directors or executive officers.

ITEM 1A—RISK FACTORS

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

Our business depends primarily on the sale, licensing and market acceptance of a principal product, our LoJack System, and related products and services in the United States and 27 foreign countries and the Boomerang Stolen Vehicle Recovery System in Canada. Because our revenues are dependent on the success of the principal product, any factor affecting its marketability could have a material adverse affect on our business and results of operations. Factors that could harm the successful sale and licensing of the product include all of the factors discussed in this Item 1A including, among others:

•	If automobile dealers with whom we have relationships stop selling or emphasizing our product in connection with their vehicle sales;

•	If law enforcement agencies who currently utilize our LoJack System in the United States do not renew our service contracts;

•	If we are unable to establish a market for our products and services in Italy;

•	If our foreign licensees are unable to establish a market for our products in their jurisdictions;

•	If we are unable to develop enhancements to our products as required by market demand;

•	If we are unable to protect our proprietary rights; or

•	If one or more of our competitors introduces a product or system that makes our products obsolete or ineffective.

Failure to procure and maintain contracts with local law enforcement agencies would materially adversely affect the marketability of the LoJack System which would inhibit sales in the United States and harm our business.

The LoJack System is designed to be integrated into existing law enforcement computer systems and telecommunication systems and procedures. A LoJack Unit will not be effective if the automobile in which it is installed is located in a jurisdiction where our LoJack System is not operational because we have not procured an agreement with local law enforcement agencies. We have agreements covering 26 states and the District of Columbia to varying degrees. These agreements are generally for terms of up to five years. Renewal or extension of any of these agreements may be subject to competitive bidding. We cannot guarantee that we will be able to renew or extend our existing agreements with local law enforcement agencies or obtain agreements in new target jurisdictions in the future. If we are unable to procure and maintain contracts with local law enforcement agencies in our target markets, our financial results will be materially and adversely affected.

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

An increased number of sales to dealers at a lower average selling price under our bulk installation program may have a negative impact on our gross margins. Lower margins are acceptable to us as long as they result in increased market share and dealer penetration and are offset through increased efficiency of our business model and higher gross margin dollars. In addition, an increase in a segment sales volume, particularly the international segment, whose margins are less than our overall average gross margin percentage, may also have a negative impact on our gross margins.

If our competitors develop products, systems or technologies that make our products less competitive or obsolete, our business would be harmed.

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

Consumer spending in the automobile industry is often discretionary and may decline during economic downturns, when consumers have less disposable income. Approximately 83% of our domestic gross unit sales for the year ended December 31, 2006 were made through a distribution network consisting of dealers that offer our LoJack System as an option on both their new and used automobiles. Our primary focus for domestic growth involves increasing our sales through existing automobile dealer channels and markets. Consequently, any change in general economic conditions resulting in a significant decrease in dealer automobile sales could adversely impact our future revenues and earnings.

Operations of our Boomerang segment are currently heavily dependent on Boomerang’s alliance with wireless carriers and insurance companies.

Wireless carriers are an integral facet of our Boomerang System. The continued availability and maintenance of the wireless telecommunications networks that we use is essential for operating the tracking system. In particular, we closely monitor the evolution, availability and continued maintenance of the analog network we currently use and as a result are migrating to digital networks in Canada.

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

Economic, political and other risks associated with the operations in our international markets could adversely affect our revenues and earnings.

Our licensed stolen vehicle recovery technology and rights are presently operational in 26 international countries and territories through license arrangements with our foreign licensees and through owned operations in Canada and Italy. We carry investments in several of, and hold sizeable receivables from, these licensees. Our international operations in the future may be in the form of continuing licensing relationships in additional international markets or in the form of equity investments in foreign licensees, or ownership of a controlling interest in selected foreign operations such as Canada and Italy. Approximately 22% of our consolidated revenues for the year ended December 31, 2006 were derived from LoJack related revenues and royalties derived from our international segment.

The current forecast for our revenue and profit growth is partially contingent on the continuation of our license agreements with our licensees and the success of their operations. Changes to our licensees’ existing management teams, or failure of our licensees to meet their working capital needs or execute fully on their existing business plans, could negatively impact the carrying value of our investments, collectibility of our receivables and our target revenue and profits from our international segment. Moreover, our licensees’ operations and our international operations expose us to risks inherent in doing business outside of the United States that our domestic competitors are not exposed to, including:

•	Potentially weak protection of intellectual property rights;

•	Economic and geo-political instability;

•	Import or export licensing requirements;

•	Trade or currency restrictions;

•	Difficulties in collecting accounts receivable;

•	Business models that are more heavily weighted towards periodic payments rather than receiving full payment upon sale of the product;

•	Unexpected changes in regulatory requirements and tariffs;

•	Seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe;

•	In-country pricing which may be adversely impacted by fluctuations in exchange rates;

•	Potentially adverse tax consequences;

•	Operational dependency on the skills of the international licensees’ management teams, which we do not control;

•	Longer payment terms extended to international licensees than to domestic customers; and

•	Access to capital by our licensees to invest in infrastructure, hire and train employees, and obtain sufficient funding, as well as uncertainties related to product acceptance.

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

Our failure to successfully execute on our initiative to own and operate a vehicle tracking and recovery network in Italy and our failure to recognize significant benefits from our investment in SCI could disrupt our business and negatively impact our future financial condition and operating results.

Since 2005, we have invested over $3.0 million dollars (comprised of LoJack network buildout and operating losses) in Italy and have committed $6.0 to $7.0 million in the next two to three years to expand our stolen vehicle tracking and recovery network in Italy. This undertaking will require significant amount of financial resources and senior management focus which may impact the company’s core business. There is no assurance that there will be consumer acceptance in Italy that will result in an acceptable return on our Italian investment.

In 2006, the Company invested $3.0 million in SCI to acquire an equity interest in the company and to expand LoJack’s trademark for use with SCI’s recently branded cargo and tracking recovery products and to collaborate in some business activities and provide product development support. There is no assurance that our investment in SCI will result in substantial LoJack brand identity or commercial acceptance of any new or existing SCI products in the branded cargo and tracking market segment.

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

We may be subject to infringement claims as the number of products and competitors in our industry grows. It is possible that we will inadvertently violate the intellectual property rights of other parties and those third parties may choose to assert infringement claims against us. If we are unsuccessful in any litigation based on a claim of infringement, in addition to exposure to substantial monetary damages, we could be required to expend considerable resources to modify our products, to develop non-infringing technology or to obtain licenses to permit our continued use of the technology that is the subject matter of the litigation. If we are unsuccessful at these endeavors we may be enjoined from using the technology subject to the infringement claim which, depending on its importance to our product line and business, could cause us to incur substantial liabilities and could adversely affect our profits, perhaps significantly. In addition, any future litigation to defend ourselves against allegations that we have infringed the rights of others could result in substantial costs to us, impede the development and sale of the affected product or intellectual property and divert the efforts of our technical and management personnel, even if we ultimately prevail.

We depend on a limited number of third parties to manufacture and supply infrastructure components for our principal products. If our suppliers cannot provide the components or services we require, our ability to market and sell our products could be harmed.

Currently we rely on a sole supplier to manufacture our LoJack Units, a critical component of our LoJack System. If our supplier fails to supply these components in a timely manner that meet our quantity, quality, cost requirements, or technical specifications, we cannot be assured that we will be able to access alternative sources of these components within a reasonable period of time or at commercially reasonable rates. A reduction or interruption in supply of the LoJack Units that we purchase from our suppliers, or a significant increase in the price of these units, could have a material adverse effect on our marketing and sales initiatives regarding our LoJack System, which would hurt our business objectives and financial results domestically and internationally.

Failure to create and maintain strategic relationships with qualified and effective third party installers could have a material adverse affect on our business.

We have established strategic relationships with a number of organizations that we believe are critical to the cost effective distribution of our products. In 2002, we began to use automobile dealers and distributors to install LoJack Units as part of various programs intended to improve the cost effectiveness and efficiencies in selling and installing LoJack Units. A large percentage our unit installations are performed by third party installers. Failure to continue existing relationships and form new relationships with third party installers would hurt our profits and revenue growth. There is no guarantee that we will maintain these relationships or form new strategic relationships in the future. In addition, although we monitor the quality of third party installations of our products through our quality control processes, services offered by third parties may not meet our standards. If we are unable to adequately address any performance issues by our third party installers we could lose sales opportunities which could harm our reputation and reduce our profits.

Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.

As of December 31, 2006, our total assets included $52,703,000 of goodwill and net intangible assets. These assets consist of $46,287,000 of goodwill associated with our Boomerang acquisition and $6,416,000 of intangible assets associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. We test these items on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting segment to which they are assigned.

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

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our employees. In December 2004, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment,”, or SFAS 123(R), which required us, starting January 1, 2006, to measure compensation costs for all stock-based compensation (including stock options) at fair value and to recognize these costs as expenses in our statements of income. The recognition of these expenses in our statements of income has had a negative effect on our earnings per share, and could negatively impact our future stock price. In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

The foregoing risk factors maybe considered forward-looking statements. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our executive offices are located in Westwood, Massachusetts, under leases for such space expiring in December 2011. We maintain a facility located in Canton, Massachusetts for our engineering operations under a lease that expires in September 2007. We also maintain facilities in Palmdale, California and Westwood,

Massachusetts for our Call Center operations under leases that expire in February 2012 and May 2008, respectively. In addition, we lease facilities for our sales and operations personnel in California, Colorado, Florida, Georgia, New Jersey, Pennsylvania and Texas under operating leases that expire from 2007 to 2011.

The head office and marketing and customer care facilities for our Boomerang segment are located in leased premises in Montreal, Quebec. We also lease space in St. Leonard (Montreal), Quebec in which research and development, product assembly, installation and sales activities are carried out, and space in Mississauga, Ontario for certain sales personnel. The Montreal lease expires in February 2010, the St. Leonard lease expires in 2008 and the Ontario lease expires in January 2008.

We also maintain facilities in Dublin, Ireland and Rome and Milan, Italy for our administrative, sales and operations personnel that expire in 2009, 2011 and 2012, respectively.

We do not own any real estate.

Because our operations do not require any special facilities, we do not anticipate any difficulty in finding space adequate for our purposes at reasonable rates, should the need arise. We believe that our current facilities are adequate for our operations.

ITEM 3—LEGAL PROCEEDINGS

Other than as set forth below, we were not a party to any material legal proceedings during the fiscal year ended December 31, 2006.

In April, 2003 we brought suit against Clare, Inc., or Clare, a wholly owned subsidiary of IXYS Corporation (NASDAQ: SYXI), claiming that Clare had breached a contract with us and asserting additional claims. On February 8, 2006 a jury in the Superior Court of Norfolk County, Massachusetts, or the Court, returned a favorable verdict in our suit against Clare and awarded us damages in the amount of $36,700,000.

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

On July 25, 2006 a Justice of the Court ordered that the jury verdict in favor of LoJack be reduced to approximately $6,800,000 inclusive of pre-judgment interest and previously awarded attorneys fees and costs. The basis of the decision was that a portion of the jury’s verdict was not supported by trial testimony. We believe that the testimony was adequate to support the jury’s verdict. LoJack has filed an appeal of this decision with the Massachusetts Appeals Court, and Clare has appealed the verdict against it.

We will not record the award in our financial statements until such time as all legal remedies have been exhausted, a decision by the court(s) is made final and payment has been received or is assured of being collected.

On April 14, 2006, a suit was filed against us in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. The Plaintiff contends that we improperly credited break time and overtime pay and seeks unspecified monetary and injunctive relief. We are assembling and reviewing relevant records and information, and discovery is underway. We have filed an answer denying any liability with respect to these claims and intend to vigorously defend this case. However, it is possible that material losses could be incurred in this matter as the case develops. Due to the fact that the plaintiff is seeking unspecified damages and that the case is still in its early stages, we cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. If the final resolution of this lawsuit is unfavorable to us, our financial condition and results of operations might be materially adversely impacted.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol: LOJN.

Stockholders

On March 8, 2007, there were 2,032 record holders of our common stock. We believe the actual number of beneficial owners of our common stock is approximately 15,000 because a large number of the shares of our common stock are held in custodial or nominee accounts for the benefit of persons other than the record holders.

Dividends

We have never paid a dividend, and have no current intentions to pay a dividend. At the present time we expect that future earnings will be retained for use in our business. Our line-of-credit and demand facilities with our banks permit the payment of dividends so long as such payments do not cause noncompliance with certain loan covenants.

Issuer Purchases of Equity Securities

In 1996, our Board of Directors authorized a stock repurchase plan, or the Repurchase Plan. The Repurchase Plan, as amended several times since that date, authorized us to purchase up to 9,200,000 shares of our outstanding common stock. Through February 27, 2006, the date the Repurchase Plan was terminated, we had repurchased 8,792,002 shares for a total of $82,131,000.

On February 28, 2006, our Board of Directors authorized a new stock repurchase plan, or the 2006 Repurchase Plan. The 2006 Repurchase Plan, which replaces and is not additive to the Repurchase Plan, authorizes us to purchase up to 2,000,000 shares of our outstanding common stock over the next two years. Through December 31, 2006, we had repurchased 1,244,566 shares under the 2006 Repurchase Plan at a cost of $24,252,000 or an average price of $19.49 per share. On December 19, 2006 the Board of Directors increased the remaining repurchase authorization to 2,000,000 shares. Repurchase activity for the year ended December 31, 2006 is as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2006	32,300	$24.90	32,300	424,998
February 1 to February 28, 2006	17,000	23.00	17,000	407,998
March 1 to March 31, 2006	482,724	22.05	482,724	1,517,276
April 1 to April 30, 2006	—	—	—	1,517,276
May 1 to May 31, 2006	411,000	17.88	411,000	1,106,276
June 1 to June 30, 2006	349,642	17.81	349,642	756,634
July 1 to July 31, 2006	—	—	—	756,634
August 1 to August 31, 2006	1,200	16.78	1,200	755,434
September 1 to September 30, 2006	—	—	—	755,434
October 1 to October 30, 2006	—	—	—	755,434
November 1 to November 30, 2006	—	—	—	755,434
December 1 to December 31, 2006	—	—	—	2,000,000

Total	1,293,866	$19.65	1,293,866	2,000,000

(1)	No shares have been purchased by us other than through our publicly announced stock repurchase program.

Unregistered Shares of Equity Securities

None.

Common Stock Sales Price Information

The following table sets forth the range of the high and low sales price information for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market. This information reflects inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily reflect actual transactions.

	High	Low
Year Ended December 31, 2006
First Quarter	$26.79	$21.05
Second Quarter	24.60	16.11
Third Quarter	21.48	15.10
Fourth Quarter	21.04	14.75

Year Ended December 31, 2005
First Quarter	$15.39	$11.88
Second Quarter	18.00	12.78
Third Quarter	22.70	16.71
Fourth Quarter	29.00	17.70

Stock Performance Graph

The following line graph compares the yearly percentage change in the cumulative shareholder return on the Company’s Common Stock to the NASDAQ Market Index and a Company-selected peer group index over the five-year period beginning December 31, 2001 and ending December 31, 2006. Cumulative shareholder return has been measured on a weighted-average basis based on market capitalizations of the component companies comprising the peer group index at the close of trading on the last trading day preceding the beginning of each year assuming an initial investment of $100 and reinvestment of dividends.

The Company’s peer group index consists of AudioVox Corporation, Directed Electronics, Inc., I. D. Systems, Inc., Ituran Location & Control Ltd., Garmin Ltd., Numerex Corporation and Trimble Navigation Ltd. The Company selects its peers based on products and markets similar to the Company’s. The Company notes that in the past 12 months the number of companies developing and marketing wireless communications products that have security applications or are used directly in vehicles has increased significantly. In order to reflect such a trend, the Company’s peer group will change from time to time. In 2006, the Company added Directed Electronics, Inc. and Ituran Location & Control, Ltd. to its peer group replacing Alanco Technologies, Inc., At Road, Inc. and Qualcomm, Inc. We feel these changes more accurately depict the tracking and recovery of valuable mobile assets market segment that we should be compared against.

Source: Returns were derived from Research Data Group, Inc.

Note: The stock price performance shown on the graph above is not necessarily indicative of future price performance. This graph shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to the liabilities of that section nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.

ITEM 6—SELECTED FINANCIAL DATA

The selected condensed consolidated financial data set forth below are derived from our audited consolidated financial statements. In October 2004, we acquired Boomerang and its respective information has been included in the consolidated statements of income and condensed consolidated balance sheets for the appropriate periods since its acquisition. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 and the consolidated financial statements and notes thereto at Item 8.

	Year Ended December 31,
	2006 (1)	2005	2004	2003	2002
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share information):
Revenues	$213,288	$190,726	$145,691	$125,808	$116,426
Cost of goods sold	99,933	89,003	69,250	61,893	59,162

Gross margin	113,355	101,723	76,441	63,915	57,264
Costs and expenses	89,866	74,872	60,264	51,531	54,200

Operating income	23,489	26,851	16,177	12,384	3,064
Interest income (expense) and other—net	1,046	669	875	100	(65)

Income before provision for income taxes	24,535	27,520	17,052	12,484	2,999
Provision for income taxes	8,028	9,081	6,652	4,869	1,170

Net income	$16,507	$18,439	$10,400	$7,615	$1,829

Basic earnings per share	$0.90	$1.03	$0.67	$0.51	$0.12

Diluted earnings per share	$0.86	$0.96	$0.64	$0.51	$0.12

Weighted average shares outstanding:
Basic	18,334,033	17,922,792	15,605,155	14,913,199	14,692,225

Diluted	19,243,563	19,189,525	16,281,720	15,054,986	14,726,131

CONDENSED CONSOLIDATED BALANCE SHEET DATA:

	December 31,
	2006	2005	2004	2003	2002
(in thousands):
Working capital	$61,397	$67,340	$30,560	$21,572	$12,855
Total assets	202,020	191,563	149,522	64,574	55,003
Long-term debt and capital lease obligations	9,242	14,520	20,900	174	1,064
Total liabilities	92,020	87,307	85,572	35,386	34,635
Total stockholders’ equity	110,000	103,978	63,950	29,188	20,368

(1)	In 2006, we adopted SFAS 123(R) which requires the expensing of stock options and shares purchased through our Employee Stock Purchase Plan, or ESPP. As a result of adopting the new standard, Operating income decreased by $1,487,000, Net income decreased by $1,217,000, Basic earnings per share decreased by $0.07 and Diluted earnings per share decreased by $0.06. In the fourth quarter of 2006 approximately $1,500,000 and $.08 were included in Net income and Basic and Diluted earnings per share, respectively, relating to expenses associated with the retirement of the Company’s former Chairman and Chief Executive Officer.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included at Item 8.

Overview

We are a leading global provider of technology products and services for the tracking and recovery of valuable mobile assets. Our proprietary technology, wireless network and unique integration with law enforcement agencies provide an effective means for tracking and recovery of stolen vehicles and construction equipment. In October 2004, we acquired Boomerang, the dominant marketer and provider of stolen vehicle recovery technology in Canada. In 2005, we expanded the use of our technology to motorcycles.

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

Our revenues in the United States are derived primarily from the sale of LoJack Units, LoJack Early Warning, warranty and extended products to consumers. Approximately 83% of domestic sales are made through a distribution network consisting of dealers of new and used automobiles. We have strong consumer brand awareness in the United States and in many areas around the world.

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

We record additions to deferred revenue for our LoJack Early Warning product and certain warranty products for which we have been deemed to be the primary obligor of the underlying contract. We receive full payment typically within 60 days of the transaction, but recognition of the deferred revenue is spread over the estimated life of the product or service. These payments are a significant component of our cash flow from operations. Additions of these components of deferred revenue were $16,165,000 for the year ended December 31, 2006, compared to additions of $15,616,000 for the same period in 2005.

International Segment

Internationally, our licensed stolen vehicle recovery technology is operational in 27 countries and territories around the world. We have a licensed presence in Latin and South America, Europe and Africa, and the Asia Pacific Rim. These revenues consist of product sales, royalties and license fees. Revenues from the international segment comprised approximately 22% of consolidated revenues for the year ended December 31, 2006, compared to 22% in 2005 and 21% in 2004, respectively.

We record additions to deferred revenue for international license fees and recognize the revenue over the term of the license (generally ten years). Royalty revenues are recognized when earned.

Purchasers of LoJack Units in Italy are required to purchase a service contract with LoJack Italia. The terms of service contracts offered range from 12 to 36 months and are payable in full upon activation of the related unit or renewal of a previous service contract.

Boomerang Segment

Revenues from our Boomerang segment are derived primarily from the sale of Boomerang, Boomerang2 and BoomerangXpress, Boomerang Espion and Boomerang Espion Alert Units, related products, and service contracts. Revenues from the Boomerang segment comprised approximately 10% of consolidated revenues for the year ended December 31, 2006. Approximately 20% of revenues are derived from the sale of Boomerang, Boomerang2 and BoomerangXpress Units through auto accessory retailers and automobile dealers. Approximately 80% of revenues are derived from service contracts. More than 45 insurance companies based in Quebec and Ontario offer rebates to customers who install a Boomerang Unit in their high priced or high risk of theft vehicles, and in many instances, require installation of a Boomerang Unit in such vehicles.

Purchasers of Boomerang Units are required to also purchase a service contract. The terms of service contracts offered range from 12 to 60 months and are payable in full upon activation of the related unit or renewal of a previous service contract. As of December 31, 2006, there was approximately $11,316,000 of deferred revenue resulting from approximately 125,000 active service contracts. Customers are also offered a monthly payment option.

Recent Developments and Trends

Many companies in the vehicle security market have stated that they offer stolen vehicle recovery solutions and many automobile manufacturers are installing GPS products at the factory. These factors have not had a material adverse impact on our revenues, unit sales or penetration rates to date. While the long-term impact of these trends is hard to predict, we are evaluating the effectiveness of additional complementary technology combining GPS and/or cellular based communications with our time-tested RF based stolen vehicle recovery technology.

The percentage of domestic units installed by third parties rose to 41% of total domestic installations for the year ended December 31, 2006 compared to 38% and 27 % for the years ended December 31, 2005 and 2004, respectively, decreasing average direct installation labor cost per unit due to productivity improvements and the shift of expenses from fixed to variable.

Our bulk installation program which was introduced in 2005 represented 24% of domestic installations for the year ended December 31, 2006 compared to 15% for the year ended December 31, 2005. The bulk installation program provides a significantly higher penetration of new car sales, improved cost efficiencies and a deeper relationship with our dealer customers. While we experienced significant growth in ramping up this initiative in 2006, we expect the program to stabilize to around 30% of total domestic installations in 2007.

Key Factors of our Business

Key factors and areas of focus by our senior management include: (1) focusing on increasing penetration rates through our existing automobile dealer channel and markets; (2) sharing best practices among our international licensees and analyzing those practices which have been successful, including the effectiveness of strategic relationships with distributors, insurance companies and original equipment manufacturers, and the success of different pricing models such as those that include recurring payments; (3) continuing to reduce domestic and international manufactured product costs; (4) continuing to develop improved technology and products, including collaborating with SCI in creating new cargo and tracking recovery products; (5) increasing the sales of our commercial offerings and motorcycle product; (6) continuing to develop relationships with insurance companies to help drive demand, where applicable; and (7) successfully completing our initiative to own and operate a LoJack stolen vehicle recovery network in Italy We evaluate our financial condition and operating performance based on the progress in achieving the key factors listed above.

Critical Accounting Policies and Estimates

The consolidated financial statements include LoJack, our wholly-owned subsidiaries on a consolidated basis and SCI for which we use the equity method of accounting. Intercompany transactions and balances are eliminated in consolidation. Management is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The actual results could differ from those estimates. Our accounting policies are described in note 1 to the consolidated financial statements included herein at Item 8. A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The significant accounting policies and estimates, which we believe to be the most critical in understanding and evaluating our reported financial position and results of operations, include:

Revenue Recognition and Deferred Revenue. We earn revenues primarily from the domestic sale and installation of LoJack Units and LoJack Early Warning, the sale of products and components to international licensees, the receipt of international license fees and royalties, the sale of extended and enhanced warranty programs, the sale of our Boomerang products and service contracts.

We generally recognize revenue on domestic and Canadian sales of LoJack Units and Boomerang Units and related products upon installation, or upon shipment to our installation partners and distributors when all revenue recognition criteria have been met.

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

Revenues relating to the sale of service contracts by our Boomerang segment are recognized over the life of the contract. The term of service contracts offered ranges from 12 to 60 months and are payable in full upon activation of the related unit or renewal of a previous service contract.

We sell several types of extended warranties. For those warranties to which a third party, and not us, is the primary obligor, we recognize payments for these insurance contracts, net of related costs, in revenues at the time of sale. If the laws of jurisdictions change so that we are determined to be the primary obligor, revenues may have to be deferred under such circumstances. Effective January 2007, we changed insurance underwriters and negotiated more favorable rates for our extended warranty products for automobiles. The new underwriter is an authorized provider of insurance services in all states in which we currently operate and thus as primary obligor grants us the ability to recognize revenue, net of related costs at the time of sale.

For those warranty agreements entered into before January 1, 2007 for which we are the primary obligor, revenues are deferred and recognized over the estimated term of the warranties, determined to be equivalent to the estimated life of vehicle ownership, which is five years. If the estimated life of vehicle ownership varies significantly from the estimates we use, material differences in the amount of revenue recognized in any given period could result. Incremental costs directly related to the provision of such warranties are deferred and charged to expense proportionately as the revenues are recognized. Any remaining warranty costs relating to actual claims made are recognized when incurred. We believe the likelihood of material changes to the average estimated life of vehicle ownership is low.

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

In the normal course of business, we monitor the financial condition of our customers. Our management does not believe that we have significant exposure to any individual customer. We have established an allowance for doubtful accounts that corresponds to the creditworthiness of our customers, historical trends and economic circumstances. Changes to these estimates are possible and could result in a material effect on our reported results of operations.

Valuation of Investments. Periodically, we have made equity investments in our international licensees and other entities. As of December 31, 2006, investments in international licensees, totaling $3,995,000, included a 12.5% equity interest, with a carrying value of $1,541,000, in our Mexican licensee and a 7.74% equity interest, with a carrying value of $2,454,000, in our French licensee. We do not exercise significant control over these licensees, and as such we account for these investments using the cost method of accounting. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. The carrying values of these investments are periodically reviewed. Based upon projections of anticipated future cash flows, market conditions, legal factors, market potential, operational performance, and in some cases, independent appraisals, we have concluded that there are no impairments to the fair value of these investments that should be viewed as other-than-temporary. We may be required to record an impairment charge in a future period under conditions such as: (1) a licensee requires additional capital and is unable to raise sufficient capital to continue operations, (2) a licensee raises sufficient capital, but at a lower stock price than currently valued, and/or (3) the operations and future cash flows of the licensee vary significantly from current projections, adversely affecting the viability of the business. We have not recorded any gains or losses on these investments through December 31, 2006. While we believe that our estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in operating in these international markets could materially affect our evaluations and result in impairment charges against the carrying value of these investments. See also note 7 to the consolidated financial statements included herein at Item 8.

In October 2006, we entered into a stock purchase agreement with SCI, a Bothell, Washington based company with revenues under $5.0 million providing solutions for cargo stock theft prevention, investigation, tracking and recovery. Under the agreement, we invested $3.0 million of cash to be used for investment in the cargo and tracking recovery business. In return, we received a 40% minority ownership in SCI and representation on its Board of Directors. SCI will leverage its existing experienced sales force to sell the recently branded “LoJack inTransit” service. In addition, we received warrants to purchase 3,600,000 shares of SCI Class A common stock over an eight year period with exercise prices of between $1.00 and $1.92 per share. We have allocated $109,000 of our investment in SCI to these warrants. Because of explicit net settlement provisions, the warrants must be accounted for as a derivative at fair value.

We have applied the provisions of Financial Accounting Standards Board Interpretation, or FIN, No. 46(R), Consolidation of Variable Interest Entities, or FIN 46(R), in evaluating our investment in SCI. The Company has concluded that it is not deemed to be the primary beneficiary of the variable interest entity and has applied the provisions of Accounting Research Bulletin No. 51, Consolidated Financial Statements and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, in accounting for our investment in SCI. We will account for our investment in SCI using the equity method and will recognize our pro rata share of SCI’s operating results in our consolidated statement of income. For the year ended December 31, 2006, we recognized in other income (expense) $187,000 of SCI’s losses since the date of our investment. The carrying values of the investment and warrants will be periodically reviewed for indications of impairment. Based upon projections of anticipated future cash flows, market conditions, legal factors, market potential and operational performance, we will make a determination whether there is any impairment to the fair value of this investment that should be viewed as other-than-temporary.

Accounting for Stock Warrants. In June 2005 we entered into a ten year trademark license agreement with Absolute Software, a Vancouver, British Columbia, Canada based computer theft recovery company to brand its consumer offering “LoJack for Laptops”. In addition to an annual per unit royalty, Absolute issued to us 500,000 warrants to purchase Absolute’s common stock with vesting on a pro rata basis over a five year period commencing on July 1, 2006. In accordance with Emerging Issues Task Force EITF Issue No. 00-8, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services, the Company has concluded that a measurement date is not achieved until the warrants become vested and exercisable. Prior to reaching a measurement date, the fair value of unvested warrants is calculated utilizing a Black-Scholes option pricing model and the earned and unearned revenue is adjusted to fair value. Once a measurement date has been reached, the fair value of vested warrants is measured and the earned revenue becomes fixed with amortization occurring over the remaining life of the licensing agreement. Subsequent to reaching a measurement date, the vested warrants will be accounted for as derivatives under SFAS No. 133, which requires that the warrants be recorded at fair value at each reporting date with any changes in fair value being recorded in the income statement. We classify the gains on investments in other income. During 2006, we recognized $301,000 in revenue and $398,000 in other income related to the Absolute warrants. Our revenue and investment gains in the future will vary depending upon the fair value of Absolute’s common stock.

Valuation of Long-Lived Assets, Intangibles and Goodwill. As part of the October 2004 acquisition of Boomerang, we recorded certain identifiable assets and goodwill (see notes 1, 5 and 6 to the consolidated financial statements included herein at Item 8). We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually, in the fourth quarter, in the case of goodwill. Given the segment’s most recent operating performance we undertook a critical reassessment of its business model and prospects for success. The success of the launch of the Espion and BoomerangXpress products, renewed penetration of the insurance market in Quebec and successful expansion into Ontario and British Columbia is critical in the valuation of the reporting unit’s goodwill and long lived assets. Any significant delay or failure in any of these initiatives could negatively impact our valuation and result in an impairment. If it is determined that the carrying value of intangibles, long-lived assets and/or goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we measure any impairment by comparing the carrying value of the asset to its fair value. No such impairment charges have been recorded to date. At December 31, 2006 and 2005, there was $52,703,000 and $53,931,000, respectively of intangible assets, of which $46,287,000 and $46,303,000, respectively, represented goodwill. Impairment of intangible assets and goodwill could result in a material, non-cash expense in the consolidated statement of income.

Income Taxes and Deferred Taxes. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves at the time we determine it is probable we will be liable to pay additional taxes related to certain matters. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit.

A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we record a reserve when we determine the likelihood of exposure is probable. Such liabilities are recorded in the line item accrued income taxes in the Company’s consolidated balance sheets. Settlement of any particular issue would usually require the use of cash. Favorable resolutions of tax matters for which we have previously established reserves are recognized as a reduction to our income tax expense when the amounts involved become known. For example, we settled various tax matters with taxing authorities during 2006 and 2005, respectively, and recognized benefits totaling $845,000 and $710,000, respectively.

We file federal and state income tax returns in the United States and tax returns in 10 international jurisdictions. We must estimate our income tax expense after considering, among other factors, differing tax rates between jurisdictions, allocation factors, tax credits, nondeductible items and changes in enacted tax rates. A 1% change in our 2006 effective income tax rate would have the effect of changing net income by approximately $245,000, or $0.01 per diluted share after tax. Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as “temporary differences.” The tax effects of these temporary differences are recorded as “deferred tax assets” and “deferred tax liabilities” on the consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of income. At December 31, 2006, we recorded a deferred tax asset of $1,430,000 related to LoJack Italia’s and our Chinese subsidiary’s cumulative net operating losses since inception. A valuation allowance has been established against these losses because we determined that it is more likely than not that such tax benefits will not be realized because of the lack of historical earnings in Italy. If sufficient evidence of our ability to generate future taxable income in either or both of these foreign countries becomes apparent, we may be required to reduce our valuation allowance, which may result in income tax benefits in our consolidated statement of income. It is anticipated that we will record additional valuation allowances for LoJack Italia and China in the next three to four year period as they are expected to generate additional net operating losses. Deferred tax liabilities typically reflect a current tax deduction for which the related item has not yet been recorded in the consolidated statement of income. The carrying value of deferred tax assets assumes that there will be sufficient future taxable income generated in certain tax jurisdictions, based on estimates and assumptions. We evaluate the realizability of the deferred tax assets and assess the need for a valuation allowance on a quarterly basis.

Effective January 1, 2006 LoJack Equipment Ireland Limited commenced operations. As a result of this new business structure a substantial part of our international business activities will be supported by LoJack Ireland. With the exception of certain royalty income payments all of LoJack Ireland’s business activities will be taxed at 12.5%.

As we continue to expand globally, there is a risk that, due to complexity within and diversity among the various jurisdictions in which we do business, a governmental agency may disagree with the manner in which we have computed our taxes. Additionally, due to the lack of uniformity among all of the foreign and domestic taxing authorities, there may be situations where the tax treatment of an item in one jurisdiction may be treated differently in another jurisdiction or that the transaction causes a tax liability to arise in another jurisdiction.

Additionally, undistributed earnings of a subsidiary are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of a foreign subsidiary that are deemed to be indefinitely reinvested in the foreign jurisdiction. The Company has formulated a specific plan for reinvestment of undistributed earnings of its foreign subsidiaries which demonstrates that such earnings will be indefinitely reinvested in the applicable tax jurisdictions. Should we change our plans, we would be required to record deferred tax liabilities totaling approximately $1.4 million (Also see Note 10).

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

Recent Pronouncements

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for us beginning January 1, 2007. We have not yet adopted this pronouncement but currently believe it will not have a material impact on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The provisions of SFAS 157 are effective for us beginning January 1, 2008. We have not yet adopted this pronouncement and are currently evaluating the expected impact that the adoption of SFAS 157 will have on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159, which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for us beginning January 1, 2008. If a company elects to apply the provisions of the Statement to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. We are currently assessing whether we will elect to use the fair value option for any of our eligible items.

RESULTS OF OPERATIONS

Year Ended December 31, 2006 vs. Year Ended December 31, 2005

Revenues

Revenues for the year ended December 31, 2006 increased by 12%, or $22,562,000, as compared to 2005.

For the year ended December 31, 2006, revenues relating to our domestic segment increased by 13%, or $16,771,000, as compared to 2005, primarily due to:

•

An increase of $10,183,000, or 9%, in revenue resulting from a 19% increase in the number of dealer and commercial LoJack Units sold during the period, partially offset by a decrease in the average revenue per unit sold, reflecting the increasing percentage of units installed as part of our bulk installation program and units installed by our third party installers and distributors, as well as increased incentives earned by customers. Units sold through the bulk installation program and units installed by third party installation partners yield lower sales prices and reflects our goal to increase dealer penetration and shift our focus to increasing gross margin dollars rather than gross margin percentage;

•	An increase of $3,594,000, or 387%, in revenues recognized from the sale of LoJack for Motorcycles units as a result of an increase in the number of states in which the product is being offered;

•

An increase of $2,141,000, or 69%, relating to our Early Warning product, as the number of units in the installed base continues to grow. Revenue from this product is initially deferred and then recognized over 5 years, the estimated life of vehicle ownership; and

•	An increase of $861,000, or 11%, in revenue recognized from the sale of warranty products.

For the year ended December 31, 2006, revenues related to our international segment increased by 13%, or $5,363,000, as a result of a 28% increase in LoJack Units shipped, as compared to the same period a year ago primarily due to:

•	Higher product revenue in our Latin/South America and Europe/Africa regions resulting from an increase in the number of LoJack Units shipped to our licensees; and

•

An increase of $1,146,000, or 31%, in royalty and other revenues, mainly due to the continued increase in the number of LoJack Units installed in the licensees’ customer base, which positively impacts the royalty calculations.

For the year ended December 31, 2006, we recorded $19,919,000 in revenue relating to our Boomerang segment, as compared to $19,491,000 for the same period a year ago. This increase was primarily due to the strengthening of the Canadian Dollar in 2006 versus 2005. The Boomerang Segment continues to be challenged by decreased unit sales through the insurance channel in Quebec. We have undertaken several initiatives aimed at reversing this trend including:

•	We have introduced a new product to service the mid-price car market, which has not yet been significantly penetrated;

•

We have introduced a new product line, with greater features, which has shown strong acceptance from the insurance industry, and is expected to reinforce product mandates from the insurance companies towards their customers; and

•	We continue our expansion into Ontario.

Cost of Goods Sold

Cost of goods sold was 47% of revenues for the years ended December 31, 2006 and 2005.

Cost of goods sold relating to our domestic segment for the year ended December 31, 2006 increased to 46% of revenues as compared to 44% of revenues for the year ended December 31, 2005. This increase is primarily due to the expansion of our bulk installation program which, due to lower price points, results in a higher cost of goods sold as a percentage of revenues. Domestic cost of goods sold was also negatively impacted during the year ended December 31, 2006 by the rollout in the first quarter of our next generation installation transmitting device, severance costs and non-cash stock compensation expense. We were still able to reduce the overall per unit installed cost of the product, by utilizing various distribution and installation programs to more cost effectively sell and install LoJack Units. While domestic unit sales increased by 19% in for the year ended December 31, 2006, as compared to the same period a year ago, the average direct installation labor cost per unit decreased by 4%.

Cost of goods sold relating to our international segment was 50% of revenues for the year ended December 31, 2006, as compared to 56% of revenues in 2005, largely due to (i) a decrease in manufactured unit cost, (ii) an increase in royalty revenue for which there is no cost of sales, and (iii) the negative impact of foreign exchange on inventory manufactured and sold in Brazil during the first quarter of 2005.

Cost of goods sold relating to our Boomerang segment was 43% and 44% of revenues for the year ended December 31, 2006 and 2005, respectively. Costs are slightly lower in 2006 compared to the comparable period one year ago due to the negative impact of an inventory valuation adjustment in the first quarter of 2005.

Product Development

Product development expenses increased by $974,000, or 20%, for the year ended December 31, 2006 as compared to 2005. The increase was mainly attributable to product development costs of $296,000 associated with the next generation of our Early Warning product, non-cash compensation expense of $237,000 primarily relating to our adoption of SFAS No. 123(R), increased personnel costs totaling $168,000 and a $134,000 increase in product development costs at our Boomerang segment primarily relating to the segment’s new Espion product.

Sales and Marketing

Sales and marketing expenses increased $6,491,000, or 17%, for the year ended December 31, 2006, as compared to 2005, primarily due to:

•

Increased salaries and incentive compensation of $2,927,000, or 15%, relating to our domestic segment, primarily due to increased headcount, domestic expansion, severance and unit sales increases which drive incentive compensation;

•	Increased marketing, advertising and media costs of $942,000, or 9%, primarily in our domestic segment;

•	Increased travel, entertainment and meeting expenses of $871,000, or 42%, associated with domestic expansion and sales growth;

•	Increased non-cash compensation of $601,000 relating to our adoption of SFAS No. 123(R);

•	Increased marketing expenses of $339,000, or 31%, at our Boomerang segment’s expansion into Ontario, Canada and rollout of the new Espion product; and

•	Increased consulting expenses of $327,000 primarily related to strategic communication services and launch of our Italian operations.

We expect sales and marketing expenses as a percentage of revenues to increase in 2007 to support our planned investment in personnel, advertising and continued expansion at LoJack Italia.

General and Administrative

General and administrative expenses increased by $6,696,000, or 26%, for the year ended December 31, 2006 as compared to 2005, primarily due to:

•	Increased non-cash compensation of $1,513,000 relating to our adoption of SFAS No. 123(R);

•	Increased legal expenses of $701,000, or 43%, primarily relating to our civil suit with Clare, Inc.;

•	Severance and retirement related costs of $2,814,000 paid to two of our former executive officers;

•	Increased personnel related expenses of $481,000, or 5%, necessary to support future growth;

•	Increased general and administrative costs of $220,000, or 5%, at our Boomerang segment primarily due to the strengthening of the Canadian Dollar versus the U.S. Dollar;

•	Increased travel and entertainment related costs of $153,000, or 17%, primarily related to the Company’s international expansion efforts; and

•	Increased facilities related expenses of $139,000, or 9%.

General and administrative expenses as a percentage of revenues are expected to decrease in 2007 due to 2006 containing significant severance and retirement related expenses.

Depreciation and Amortization

Depreciation and amortization expenses increased by $833,000, or 14%, for the year ended December 31, 2006 as compared to 2005. The increase is primarily related to depreciation expense arising from capital investments to support the expansion of our domestic segment into additional states and to upgrading our technological infrastructure.

Other Income (Expense)

Other income for the year increased by $377,000, or 56%, when compared to 2005. This increase is attributable to the following:

•	Interest income increased by $552,000, or 68%, due to the significant increase in our average investment balance versus the prior year and an improvement of short-term interest rates;

•

Interest expense increased $159,000, or 17%, due to the negative impact of the strengthening of the Canadian Dollar versus the U.S. Dollar and an increase in short-term borrowings at our Boomerang segment; and

•

Other income has decreased $16,000, or 2%, due to the fact the prior year included $631,000 in foreign exchange gains relating to several U.S. Dollar denominated loans payable from our wholly owned Brazilian subsidiary whose functional currency is the Brazilian Real and included a $45,000 larger dividend paid by our Mexican licensee. Other income for the year ended December 31, 2006 included $397,000 of income related to the fair value of 100,000 Absolute warrants which became vested on July 1, 2006. This was partially offset by $187,000 of losses relating to our 40% share of SCI losses since October 2006.

Interest income may not be comparable in 2007 as we continue to evaluate alternative uses of our cash balances such as investing in international expansion, potential acquisitions and repurchases of our common stock. Interest expense may not be comparable in 2007 as we expect to make additional draw downs on our credit line to support Boomerang’s operations.

Provision for Income Taxes

The provision for income taxes decreased by $1,053,000, or 12%, for the year ended December 31, 2006, as compared to 2005. The decrease was the result of $2,985,000 less pre-tax income as a result of the factors noted above and due to establishment of LoJack Ireland. Effective January 1, 2006 LoJack Ireland commenced operations. As a result of this new business structure, a substantial part of our international business activities are supported by LoJack Ireland. With the exception of certain royalty income payments, all of LoJack Ireland’s business activities will be taxed at 12.5%. In addition, income tax expense for the years ended December 31, 2006 and 2005 was favorably impacted by resolutions of tax matters for which we had previously established tax reserves. We settled various tax matters with the Internal Revenue Service and the Commonwealth of Massachusetts during 2006 and 2005, respectively, and recognized benefits totaling $845,000 and $710,000, respectively. As a result of the above, our combined effective tax rate remained unchanged at 33% for the year ended December 31, 2006 compared to 2005.

We expect our effective tax rate for 2007 to be between 33% and 35% based on the allocation of domestic and international pre-tax income.

Net Income and Earnings Per Share

As a result of the foregoing, net income for the year ended December 31, 2006 decreased by $1,932,000 or 10%, to $16,507,000 or $0.86 per fully diluted share from $18,439,000 or $0.96 per fully diluted share in 2005.

RESULTS OF OPERATIONS

Year Ended December 31, 2005 vs. Year Ended December 31, 2004

Revenues

For the year ended December 31, 2005, domestic segment revenues increased by 16%, or $18,214,000, as compared to the same period a year earlier, primarily due to:

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

For the year ended December 31, 2005, international segment revenues increased by 37%, or $11,130,000, as compared to the same period a year earlier primarily due to:

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

Revenues from our Boomerang segment totaled $19,491,000 in 2005 compared to $3,800,000 in 2004. This was due to the fact that Boomerang’s results were reflected in our operations for an entire year in 2005, as opposed to only two months in 2004. Throughout 2005 there was a decline in units sold at Boomerang which has had a negative impact on the segment’s revenue in 2005. We took several steps throughout 2005 to reverse this trend. We introduced a new product (BoomerangXpress) to serve the mid price auto market, improved the quality of our installations, developed a stronger quality control process and introduced the LoJack business model to the Toronto marketplace.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2005 was 47% of revenues compared to 48% of revenues for the same period a year earlier. Domestic cost of goods sold for the year ended December 31, 2005 was 45% of revenues compared to 46% of revenues for the same period a year earlier, reflecting continuing initiatives to reduce the overall installed cost of the product, including various distribution and installation programs to more cost effectively sell and install LoJack Units by utilizing third parties. While domestic unit sales increased by 20% in 2005 as compared to the same period a year earlier, total installation expense for the same period increased by only 9%. The distribution and installation programs contributed to the average direct installation labor cost per unit decrease of 9%. International cost of goods sold for the year ended December 31, 2005 decreased to 54% of revenues, from 55% of revenues for the same period a year earlier. This decrease was largely due to the impact of foreign exchange rates on inventory manufactured and sold in Brazil. Boomerang cost of goods sold for the year ended December 31, 2005 increased to 43% of revenues, from 42% of revenues for the same period a year ago. Historically Boomerang’s gross margins have not been subject to much fluctuation.

Product Development

Product development expenses increased by $170,000, or 4%, in 2005 as compared to the same period a year earlier. Domestic and international product development expenses in 2005 were $163,000 less than in 2004 as there was a shift in spending from third party development providers to internally developed technology. In 2005, our engineering focus was spent on providing engineering capability to support new products and infrastructure equipment. In 2004, the Company had relied significantly on a third party vendor to develop and make ready for manufacturing the next generation LoJack Unit. In 2005 these Units were manufactured and began to be installed in vehicles. The domestic and international product development savings were offset by $333,000 in product development expenses at our Boomerang segment. This increase reflects a full year of product development expenditures in 2005 as opposed to only two months in 2004.

Sales and Marketing

Sales and marketing expenses increased $5,499,000, or 17%, in 2005 as compared to the same period a year earlier. Thirty five percent, or $1,928,000, of the increase reflects the full year impact of Boomerang’s sales and marketing expenses in our 2005 operations. The remaining $3,571,000, or 65%, of the increase in sales and marketing expense was primarily due to a $975,000 increase in compensation expense for our domestic direct and indirect sales force as a result of our improved sales performance over the prior year, a $544,000 increase in dealer support and development expenses, a $402,000 increase in bad debt expense due to the increase in 2005 sales volume, a $421,000 increase in media and advertising costs and a $661,000 increase in our law enforcement liaison costs (primarily in compensation and travel expense) due to our domestic expansion in 2005.

General and Administrative

General and administrative expenses increased by $6,412,000, or 33%, in 2005, as compared to the same period a year earlier primarily due to:

•	Increased compensation and personnel related expenses of $1,159,000 for domestic and international administrative personnel necessary to support growth;

•

Increased consulting and accounting related costs of $743,000 primarily spent for identifying partners to license our technology and products in China and Italy and for tax support in structuring our international expansion;

•

An increase of $598,000 in legal expenses relating to the litigation (primarily for the Clare litigation), initiating patent and trademark protection for our Boomerang products in the United States and legal costs in supporting our international expansion; and

•	An increase of $3,519,000 in expenses relating to Boomerang which was included in our results for the entire year in 2005 as opposed to only two months in 2004.

Depreciation and Amortization

Depreciation and amortization expense for 2005 increased by $2,527,000, or 74%, over 2004. The increase is primarily related to $1,808,000 of depreciation and amortization expense related to our Boomerang segment, of which $986,000 is amortization of intangibles derived from our acquisition in October 2004. The remaining $719,000 of the depreciation and amortization expense increase reflects higher fixed asset balances in our domestic segment.

Other Income

Other income for 2005 decreased by $206,000, or 24%, when compared to 2004. This decrease is attributable to the following:

•

Interest income increased by $589,000, or 264%, due to the significant increase in our invested cash balances during 2005 due to positive cash flow from operations and proceeds from the exercise of stock options;

•	Interest expense in 2005 increased $748,000, or 360%, due to 12 months of interest expense on debt incurred as a result of the Boomerang acquisition as compared to 2 months in 2004; and

•

Other income, besides interest, decreased by $47,000, or 5%, in 2005 as compared to 2004. In 2005, $789,000 of other income was attributable to (i) a $120,000 dividend relating to our investment in our Mexican licensee and (ii) $631,000 of foreign exchange gains relating to several United States Dollar denominated loans payable from LoJack do Brasil. In 2004 other income was primarily attributable to a gain of $860,000 resulting from the settlement of a foreign exchange contract designed to hedge our Canadian dollar commitment to acquire Boomerang which was entered into in August 2004 and which matured in October 2004.

Provision for Income Taxes

The provision for income taxes increased by $2,429,000, or 37%, in 2005, as compared to the same period a year earlier. The increase was a result of $10,468,000 in additional taxable income in 2005, as compared to the same period in 2004. Our effective combined federal and state tax rate for 2005 was 33% as compared to 39% in 2004. Three percent of the decrease in the effective rate was due to a favorable audit settlement with the Commonwealth of Massachusetts resulting in the reversal of a previously provided tax contingency and 2% of the decrease was due to a lower effective tax rate for our international subsidiaries.

Net Income and Earnings per Share

As a result of the foregoing, net income increased by $8,039,000, or 77%, to $18,439,000 in 2005, from $10,400,000 in 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

We maintain a Multicurrency Credit Agreement, to provide debt financing for the acquisition of Boomerang and to replace a prior revolving line of credit facility. The Multicurrency Credit Agreement is comprised of an unsecured $10.0 million revolving line of credit, or the line of credit, and a term loan.

Borrowings under the $10.0 million line-of-credit must be denominated in U.S. dollars. No borrowings under the line of credit were outstanding at December 31, 2006.

The outstanding borrowings under the term loan used for the Boomerang acquisition totaled CAD$16,930,000 (U.S. dollar equivalent of $14,515,000) as of December 31, 2006. Borrowings under the term loan bear interest at a variable rate, adjustable quarterly, at our option, at either the Canadian base rate or a Euro-currency denominated rate or Canadian LIBOR. The Canadian base rate is defined as the greater of the Canadian prime rate (6% at December 31, 2006), or the Canadian dollar denominated bankers acceptance rate plus 1%

(totaling 5.32% at December 31, 2006). The Canadian LIBOR rate at December 31, 2006 was 4.27%. The term loan requires that we make quarterly principal payments of CAD$1,537,000 per quarter from March 2006 through October 29, 2009 when all outstanding balances become due. During the second quarter of 2005 we elected to pay an additional voluntary principal payment of CAD$2,100,000. We may continue to make additional voluntary principal payments in the future depending on future cash flows.

The Multicurrency Credit Agreement, which has been amended four times, contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including minimum leverage and EBITDA ratios, minimum net worth levels and maximum capital expenditures. The payment of dividends is permitted under the Multicurrency Credit Agreement and is limited only to the extent such payments affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the facility. As of December 31, 2006, we were in compliance with all covenants under the Multicurrency Credit Agreement.

In 2005, we added a CAD$5.0 million revolving line-of-credit facility for our Boomerang segment. In February 2007, this was increased to CAD$10.0 million. In 2005 we also entered into an agreement with our lender for CAD$500,000 in overdraft protection for our Boomerang segment. Interest on this overdraft protection will be based on the lender’s prime rate plus 75 basis points.

We also have a $4.0 million revolving credit note, or the demand line. Outstanding borrowings under the demand line bear interest, payable monthly, at the bank’s base rate (8.25% at December 31, 2006), or if converted at our option, based upon the LIBOR rate plus 175 basis points (totaling 7.09% at December 31, 2006). As of December 31, 2006, we had two irrevocable letters of credit in the aggregate amount of $1,111,000 outstanding. These letters of credit reduce the amount available to borrow under this demand line. As of December 31, 2006, there were no outstanding borrowings under the demand line.

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

Additional uses of cash will be based on rate of return analyses, but may include possible acquisitions, repurchase of our common stock, investments in new technologies, products and/or international licensees or markets, which may require substantial investments of capital. On February 28, 2006, our Board of Directors authorized a new stock repurchase plan, or The 2006 Repurchase Plan. The 2006 Repurchase Plan authorized us to purchase up to 2,000,000 shares of our outstanding common stock on or before February 25, 2008. From the date of the adoption of the 2006 Repurchase Plan through December 18, 2006 the Company repurchased 1,244,566 shares. On December 19, 2006 the Board of Directors increased the remaining authorization to 2,000,000 shares.

We plan to continue to improve and expand our infrastructure and explore opportunities in international markets, including the potential for strategic partnerships or acquisitions, alliances and/or equity investments.

In October 2005, we implemented an initiative in Italy to own and operate a LoJack stolen vehicle recovery network. We estimate this ownership will require an additional investment of approximately $6.0 to $7.0 million over the next two to three years. This includes a capital investment of approximately $1.0 million to implement the LoJack network and recognition of $5.0 to $6.0 million of LoJack Italia losses in LoJack’s operating results. We anticipate that the long-term profitability generated by the Italian operation after the investment period and the value that will be created as a result of their recurring fee structure will provide us with an adequate return on this investment.

Domestically, we intend to continue to develop new technologies and may introduce new products that leverage our brand recognition, proven technology and knowledge of the process of stolen vehicle recovery. In July 2005, we announced a strategic direction that will enable us to establish nationwide coverage for our tracking and recovery system through an upgrade and expansion of our network. We are presently seeking federal government approval for our plan to move to nationwide coverage as well as to track and recover a variety of valuable mobile assets and we are also in the process of complying with FCC regulations to change our network from wideband to narrowband. The federal government’s move from wide to narrowband channels requires us to make changes to our existing infrastructure that also will accelerate the timetable for the transition to a nationwide mobile asset recovery system. In 2006, we expanded our domestic operations to include South Carolina and Tennessee. Because we have reduced the capital and operating costs required to enter new markets, we expect to shorten the period of time for these two markets to become profitable. We will expand into additional markets as they become economically feasible.

We expect the initiative to own and operate the Italian stolen vehicle recovery network coupled with our longer term international investment requirements and domestic expansion to be funded using existing cash, cash flows from operations and, if needed, our borrowing facilities.

We expect capital expenditures for 2007 to total as much as $7.0 million which we will fund out of our existing working capital, which was $61,397,000 as of December 31, 2006. If we pursue significant opportunities in international markets, we may be required to find additional sources of capital. We believe the sources available to us will be adequate for our present and anticipated needs. We plan to fund our existing operations, including capital expenditures, using existing cash, cash flows from operations and, if needed, the existing line-of-credit and demand facilities discussed above.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Year Ended December 31,
	2006	2005
Cash provided by (used for):
Operating activities	$28,050	$25,336
Investing activities	(5,845)	(30,940)
Financing activities	(17,337)	8,293
Effect of exchange rate changes on cash	393	224

Increase in cash and equivalents	$5,261	$2,913

Cash provided by operating activities increased by $2,714,000 during the year ended December 31, 2006, compared to the same period in 2005. This increase was due to: (i) the add back to net income of $3,780,000 increase in non-cash stock based compensation relating to the Company’s adoption of SFAS No. 123(R), (ii) a $15,752,000 increase in other working capital items excluding deferred revenue, but including items relating to a $6,853,000 reduction in inventory and a $5,283,000 reduction in income taxes paid, partially offset by (iii) a $5,222,000 decrease in tax benefits from stock option activity due to a decrease in exercise activity during 2006 compared to 2005 and the Company’s adoption of SFAS No. 123(R) which requires us to classify certain benefits in the financing activity section of the cash flow statement and (iv) a $6,837,000 decrease in deferred income taxes relating to the tax treatment of deferred revenue, stock option expense, depreciation and foreign tax carryforwards.

Cash used for investing activities decreased by $25,095,000 during the year ended December 31, 2006, compared to the same period in 2005, primarily due to an increase of $29,859,000 in net proceeds from investment activities, partially offset by our $3,000,000 investment in SCI and an increase in capital expenditures of $1,728,000 which included equipment related to our “next generation” transmitting devices, vehicle tracking units and upgraded computer equipment.

Cash used for financing activities increased by $25,630,000 during the year ended December 31, 2006, compared to the same period in 2005. The increase in cash used for financing activities was due to the 2006 Stock Repurchase Plan which resulted in a $23,192,000 increase in repurchase activity as compared to 2005 and a decrease in cash generated from the exercise of stock options and the ESPP of $9,610,000. These increases were partially offset by the decrease in net cash provided by borrowing activities of $4,872,000 and an increase of $2,602,000 in tax benefits related to our stock option plan that was classified as an operating activity in the prior year.

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

CONTRACTUAL OBLIGATIONS

We have fixed contractual obligations under various operating lease agreements relating to our office locations, computer and office equipment, vehicles and tower infrastructure locations. Other contractual obligations include long-term debt and non-cancelable inventory purchase commitments. Contractual obligations and commercial commitments existing at December 31, 2006 were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long term debt obligations (1)	$18,801	$9,559	$9,242	$—	$—
Interest on long term debt obligations (2)	1,234	710	524	—	—
Operating lease obligations	23,590	4,950	10,479	8,161	—
Purchase obligations	31,426	31,426	—	—	—

Total	$75,051	$46,645	$20,245	$8,161	$—

(1)	This debt is denominated in Canadian dollars and the maturities have been presented at the exchange rate for U.S. dollars prevailing at December 31, 2006.
(2)	Borrowings under the term loan bear interest at a variable rate, adjustable quarterly, at our option, at either the Canadian base rate or a Euro-currency denominated rate, or Canadian LIBOR. Interest has been calculated assuming the interest rate prevailing as of December 31, 2006, which was 5.59%.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

WARNING REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 and federal securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information we provide or statements made by our employees may contain “forward-looking” information, which involves risk and uncertainty. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our markets and customers, our objectives and plans for future operations and products and our expected liquidity and capital resources). Forward looking statements can often be identified by words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “would”, “could”, “potential”, ‘continue”, “ongoing”, or similar expressions and variations or negative’s of these words. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Risk factors that may cause such differences are described in Item 1A—Risk Factors.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have limited exposure to market risk due to the nature of our financial instruments. Our financial instruments at December 31, 2006 consisted of cash and equivalents, short-term investments, accounts receivable, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities. The fair value of these financial instruments as of December 31, 2006, approximated their carrying values. Our short-term investments are in the form of investment-grade commercial paper, corporate bonds and U.S. Government and agency securities that are carried at fair value in the financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Our primary market risk exposures relate to interest rate risk, foreign currency exchange rate risk and market value risk relating to common stock price of Absolute Software. Significant changes in the market price of Absolute’s common stock could result in significant swings in revenue and other income. Based on the 500,000 Absolute warrants outstanding as of December 31, 2006, a $1.00 change in the market price of Absolute Software’s common stock would result in a $122,000 increase/decrease in the fair value of the warrants. Also see note 7 to the consolidated financial statements included herein at Item 8 for further explanation concerning our accounting for the warrants in Absolute Software common stock.

Interest rate exposure relates primarily to the effect of interest rate changes on amounts outstanding under our term loan and revolver for which there was CAD$21,930,000 (equivalent to U.S. $18,801,000) of borrowings outstanding as of December 31, 2006 and our variable rate line-of-credit and demand facilities. Based on the outstanding borrowings under the term loan at December 31, 2006, a 1% increase in the interest rate would result in an additional $188,000 of annual interest expense. See note 8 of the consolidated financial statements in Item 8 included herein. There was no related interest rate exposure under our line-of-credit and demand facilities, as there were no borrowings outstanding at any time during 2006.

Historically, we have had minimal foreign currency exposure as most transactions with customers and vendors are denominated in U.S. Dollars. In December 2002, we established a Brazilian subsidiary LoJack do Brasil, and purchase and sale transactions denominated in Brazil’s currency (Real) began in May 2003. If we encounter material foreign currency exposure with this foreign subsidiary in the future, we may elect to manage the related exposure by utilizing a hedging strategy as long as it is material and cost effective. Our Boomerang segment’s functional currency is the Canadian Dollar. We expect to manage foreign exchange exposures that cause both earnings and cash volatility by utilizing a hedging strategy as long as the exposure is material and the hedge cost effective.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the related report of our independent auditors thereon are included in this report at the pages indicated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LoJack Corporation

Westwood, Massachusetts

We have audited the accompanying consolidated balance sheets of LoJack Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LoJack Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for share-based payments upon the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 12, 2007

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and equivalents	$24,036	$18,775
Short-term investments at fair value	22,442	28,833
Accounts receivable—Net	37,547	33,430
Inventories	16,244	17,952
Prepaid expenses and other	4,059	4,753
Prepaid income taxes	2,118	3,700
Deferred income taxes	5,415	3,998

Total current assets	111,861	111,441
PROPERTY AND EQUIPMENT—NET	21,571	18,105
DEFERRED INCOME TAXES	6,699	3,304
INTANGIBLE ASSETS—NET	6,416	7,628
GOODWILL	46,287	46,303
OTHER ASSETS—NET	9,186	4,782

TOTAL	$202,020	$191,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$9,559	$5,274
Accounts payable	6,394	9,231
Accrued and other liabilities	6,754	4,350
Current portion of deferred revenue	20,999	18,856
Accrued compensation	6,758	6,390

Total current liabilities	50,464	44,101
LONG TERM DEBT	9,242	14,520
DEFERRED REVENUE	27,816	25,733
DEFERRED INCOME TAXES	2,200	2,503
ACCRUED COMPENSATION	2,298	450

Total liabilities	92,020	87,307

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 11)	—	—

MINORITY INTEREST	—	278

STOCKHOLDERS’ EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares; one special voting preferred share issued and outstanding	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding, 18,577,105 at December 31, 2006 and 18,928,945 at December 31, 2005	186	181
Additional paid-in capital	33,719	45,844
Unearned compensation	—	(1,096)
Accumulated other comprehensive income	2,433	1,894
Retained earnings	73,662	57,155

Total stockholders’ equity	110,000	103,978

TOTAL	$202,020	$191,563

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues	$213,288	$190,726	$145,691
Cost of goods sold	99,933	89,003	69,250

Gross margin	113,355	101,723	76,441

Costs and expenses:
Product development	5,805	4,831	4,661
Sales and marketing	44,902	38,411	32,912
General and administrative	32,407	25,711	19,299
Depreciation and amortization	6,752	5,919	3,392

Total	89,866	74,872	60,264

Operating income	23,489	26,851	16,177

Other income (expense):
Interest income	1,364	812	223
Interest expense	(1,115)	(956)	(208)
Other	797	813	860

Total	1,046	669	875

Income before provision for income taxes	24,535	27,520	17,052
Provision for income taxes	8,028	9,081	6,652

Net income	$16,507	$18,439	$10,400

Earnings per share:
Basic	$0.90	$1.03	$0.67

Diluted	$0.86	$0.96	$0.64

Weighted average shares:
Basic	18,334,033	17,922,792	15,605,155

Diluted	19,243,563	19,189,525	16,281,720

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(in thousands, except share amounts)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2004	14,975,236	$150	$722	$—	$—	$28,316		$29,188
Comprehensive income:
Net income						10,400	$10,400	10,400
Unrealized losses on marketable securities, net of tax					(8)		(8)	(8)
Foreign currency translation					931		931	931

Total comprehensive income							$11,323

Exercise of stock options	637,579	6	4,674					4,680
Issuance of shares under employee stock purchase plan	121,427	1	832					833
Issuance of LoJack Corp common shares for acquisition	591,266	6	7,137					7,143
Issuance of ExchangeCo common shares for acquisition	835,659		10,094					10,094
Restricted stock grants, net of forfeitures	62,750	1	507	(508)				—
Compensation expense associated with restricted stock				141				141
Tax benefit of employee stock option exercises			548					548

Balance, December 31, 2004	17,223,917	164	24,514	(367)	923	38,716		63,950
Comprehensive income:
Net income						18,439	$18,439	18,439
Unrealized gain on marketable securities, net of tax					36		36	36
Unrealized losses on derivative instruments, net of tax					(19)		(19)	(19)
Foreign currency translation					954		954	954

Total comprehensive income							$19,410

Exercise of stock options	1,595,574	16	14,927					14,943
Issuance of shares under employee stock purchase plan	108,804	1	1,173					1,174
Restricted stock grants, net of forfeitures	80,318	1	1,195	(1,196)				—
Repurchase of common stock	(79,668)	(1)	(2,233)					(2,234)
Compensation expense associated with restricted stock				467				467
Tax benefit of employee stock option exercises			6,268					6,268

Balance, December 31, 2005	18,928,945	181	45,844	(1,096)	1,894	57,155		103,978
Comprehensive income:
Net income						16,507	$16,507	16,507
Unrealized gain on marketable securities, net of tax					17		17	17
Unrealized losses on derivative instruments, net of tax					19		19	19
Foreign currency translation					503		503	503

Total comprehensive income							$17,046

Exercise of stock options	705,400	7	5,265					5,272
Issuance of shares under employee stock purchase plan	87,715	1	1,233					1,234
Effect of adoption of SFAS 123(R)			(1,096)	1,096
Repurchase of common stock	(1,293,866)	(5)	(25,420)					(25,425)
Restricted stock grants, net of forfeitures	148,911	2	(7)					(5)
Compensation expense associated with stock based compensation			4,252					4,252
Tax benefit of employee stock option exercises			3,648					3,648

Balance, December 31, 2006	18,577,105	$186	$33,719	$—	$2,433	$73,662		$110,000

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,507	$18,439	$10,400
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred revenue recognized	(26,836)	(23,219)	(9,283)
Deferred revenue additions	30,860	29,934	15,428
Fair value adjustment to warrants	(699)	—	—
Stock-based compensation	4,247	467	141
Depreciation and amortization	7,334	6,582	4,923
Allowance for doubtful accounts	403	936	334
Deferred income taxes	(5,185)	1,652	(3,643)
Gain on disposal of property and equipment	(129)	(172)	(325)
Gain on sale of marketable securities	(295)	(56)	—
Gain on foreign exchange transactions	(220)	(631)	—
Tax benefit related to stock option exercises	1,046	6,268	548
Minority interest in net income (loss) of consolidated subsidiaries	105	(24)	—
Increase (decrease) in cash from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(5,255)	(5,056)	(5,501)
Inventories	1,795	(5,058)	(653)
Prepaid expenses and other	743	(1,527)	(813)
Prepaid income taxes	1,583	(3,700)	—
Other assets	(1,443)	(21)	74
Accounts payable	(2,877)	1,144	(2,774)
Accrued and other liabilities	6,366	(622)	2,613

Net cash provided by operating activities	28,050	25,336	11,469

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(9,550)	(7,822)	(3,366)
Investments in non-consolidated subsidiary	(3,000)	—	—
Business acquisitions, net of cash acquired	—	—	(21,381)
Purchase of marketable securities	(52,602)	(38,668)	(5,460)
Proceeds from sale of marketable securities	59,315	15,522	—
Purchase of minority interest	(323)	—	—
Proceeds from sale of property and equipment	315	28	476

Net cash used for investing activities	(5,845)	(30,940)	(29,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	5,272	14,943	4,680
Issuance of shares under employee stock purchase plan	1,235	1,174	833
Excess tax benefit related to stock option plan	2,602	—	—
Repayment of debt and short-term borrowings	(5,385)	(6,585)	(892)
Repurchase of common stock	(25,426)	(2,234)	—
Proceeds from debt and short-term borrowings	4,365	693	24,660
Proceeds from minority interest	—	302	—
Payment for debt issuance costs	—	—	(203)

Net cash (used for) provided by financing activities	(17,337)	8,293	29,078

Effect of exchange rate changes on cash and equivalents	393	224	300

INCREASE IN CASH AND EQUIVALENTS	5,261	2,913	11,116
BEGINNING CASH AND EQUIVALENTS	18,775	15,862	4,746

ENDING CASH AND EQUIVALENTS	$24,036	$18,775	$15,862

Supplemental cash flow information:
Income taxes paid	$7,072	$6,236	$7,673
Interest paid	$1,115	$956	$208
Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock issued in purchase acquisition	$—	$—	$17,237

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company—LoJack Corporation and subsidiaries, or “LoJack”, “we”, “our”, or “the Company”, is a global provider of technology products and services for the tracking and recovery of stolen mobile assets. Our proprietary technology, wireless network and integration with law enforcement agencies provide a means for the tracking and recovery of stolen vehicles, motorcycles and construction equipment. Our headquarters are located in Westwood, Massachusetts and we have operations in 26 states and the District of Columbia in the United States and 28 countries and territories.

In October 2004, we acquired Boomerang Tracking Inc., or Boomerang, a marketer and provider of stolen vehicle recovery technology in Canada. Boomerang focuses its sales and marketing efforts in the provinces of Quebec and Ontario.

In 2006, we began commercial activity in Italy through our wholly-owned subsidiary, LoJack Italia, SRL.

Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of LoJack and its wholly-owned subsidiaries and SC-Integrity, or SCI, for which our investment is accounted for under the equity method of accounting. We consolidate entities which we own or control. The activities of Boomerang are reflected in our results of operations since the acquisition date of October 29, 2004. All intercompany transactions and balances have been eliminated in consolidation. During 2005, we entered into a business arrangement for the purpose of commencing operations in Italy. Based on the terms of the original arrangement we owned 89% of LoJack Italia, S.r.l., or LoJack Italia. In June 2006 this arrangement was terminated and we repurchased the interest of our former partner for the amount of their original capital investment.

Use of Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Deferred Revenue—We recognize revenue principally on five types of transactions—sales of products, subscriber fees for service contracts, extended warranty sales, licensing and royalty fees. In accordance with the guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin, SAB No. 104, Revenue Recognition, or SAB No. 104, revenue is recognized when all of the following are met: (i) persuasive evidence of an arrangement exists, (ii) title and risk of loss have passed, (iii) delivery has occurred or the services have been rendered, (iv) the sales price is fixed or determinable and (v) collection is reasonably assured.

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

Revenues relating to the sale of service contracts are recognized over the life of the contract. The purchase of an initial service contract is a requirement at the time the consumer purchases a Boomerang Unit. In accordance with Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, we assign amounts to each component based on that component’s objectively determined fair value. The term of service contracts offered ranges from 12 to 36 months and are payable in full upon activation of the related unit or renewal of a previous service contract.

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

We recognize license fees in revenue over the term of the license (typically ten years) and we recognize royalty revenues when earned or when payment is reasonably assured, whichever is later. See note 7 for a discussion of the license income related to Absolute Software.

Stock-Based Compensation—On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No 123(R), “Share-Based Payment”, or SFAS 123(R). The standard requires the recognition of compensation costs for all share-based payment awards made to employees and directors based upon the awards’ estimated grant date fair value. The standard covers employee stock options, unvested stock and employee stock purchases related to our employee stock purchase plan. We previously accounted for stock-based compensation for employees and directors under the recognition and measurement principles of Accounting Principles Board, or APB No. 25, Accounting for Stock Issued to Employees, and elected the disclosure alternative under Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation-Transition and Disclosure.

We adopted SFAS 123(R) using the modified prospective transition method which requires applying the standard as of January 1, 2006 (“the adoption date”). The modified prospective transition method does not result in the restatement of results from prior periods and accordingly, the results of operations for 2006 and future periods will not be comparable to our historical results of operations. Total pre-tax stock-based compensation expense recognized in 2006 was $4,247,000 (Also see Note 9).

Advertising Expenses—Advertising costs, which include the placement of advertisements, third party media consulting firm fees, trade shows and promotional literature, are expensed as incurred and are classified under sales and marketing expense. Advertising expenses for the years ended December 31, 2006, 2005 and 2004, were $11,697,000, $10,797,000, and $9,906,000, respectively.

Warranty Costs—We provide for the estimated costs associated with fulfilling our warranty related obligations based primarily on our historical experience of the cost of fulfilling our warranty obligations. The estimated provision for accrued warranty costs is included in the consolidated balance sheet within accrued and other liabilities. Warranty coverage is provided on both our LoJack Units and Boomerang Units. We warrant to consumers that LoJack Units will be free from defects in material or workmanship for a period of two years from the date of installation and Boomerang Units will be free from defects in material or workmanship for a period of five years from the date of installation. We also warrant to purchasers of the LoJack Unit that if a LoJack Unit equipped vehicle is stolen in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time that the theft is reported to the police, we will pay the consumer an amount equal to the full purchase price of the LoJack Unit up to a maximum of $695 (up to $995 if the consumer has purchased LoJack Early Warning). We warrant to purchasers of the Boomerang Units that if the Boomerang equipped vehicle is stolen and not recovered, we will pay the consumer an amount equal to the full purchase price of the unit and the service fees, up to a maximum of CAD$1,000 for the Boomerang Unit and CAD$2,000 for the Boomerang2 Unit. For the BoomerangXpress Units, we will offer the consumer a new unit, including installation, free of charge.

Cash and Equivalents—Cash and equivalents include highly liquid investments purchased with remaining maturities, at the time of purchase, of three months or less. Cash equivalents, including U.S. government and U.S. government agency issues are carried at fair market value. We periodically maintain bank balances which exceed the federally insured total of $100,000. We routinely assess the financial strength of our depository banks and, as of December 31, 2006, believe we had no significant exposure to credit risks.

Investment Securities—Short-term investments and investments related to funding the obligations of the deferred compensation plan are comprised of marketable securities. We account for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We determine the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading, at the time of purchase.

At December 31, 2006 and 2005, all short-term investments in marketable securities were classified as available-for-sale, and as a result, were reported on the consolidated balance sheet at fair market value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in the statement of stockholders’ equity until the disposition of the security. The amortized cost basis of debt securities is adjusted for the amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to, or deduction from, the coupon interest earned on the investments. We follow the specific identification method in determining the cost basis in computing realized gains and losses on the sale of available-for-sale securities. Realized gains and losses on available-for-sale securities are included in other income (expense) and were not material for any period presented. As of December 31, 2006, our short-term investments have remaining maturities that range from one to ten months.

We account for the deferred compensation plan in accordance with EITF Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts are Held in a Rabbi Trust and Invested. The investments of the deferred compensation plan are included in other assets at fair value with a corresponding liability, which was included in long-term accrued compensation in our consolidated balance sheets.

Investments related to the deferred compensation plan are classified as trading securities and reported at fair value. The deferred compensation plan assets consist of investments in marketable securities, including mutual funds, classified as trading and reported at fair value with unrealized gains and losses included in other income (expense) in the consolidated statements of income. Compensation expense related to the deferred compensation plan is included in general and administrative expenses.

Fair Value of Financial Instruments—Our financial instruments consist of cash and equivalents, marketable securities, accounts receivable, accounts payable, customer deposits, certain accrued liabilities, long term debt and foreign currency exchange agreements, as well as certain derivative instruments that are carried at fair value. The fair value of these financial instruments approximates their carrying value. The fair values of marketable securities are estimated based on quoted market prices for these securities. The fair value of derivative instruments are generally measured using the Black-Scholes option pricing model.

We believe that the carrying value of the Canadian denominated term loan approximates its fair value as the variable interest rate per the loan agreement approximates prevailing market interest rates. Additionally, the interest rate is subject to quarterly adjustments.

Accounts Receivable—We maintain an allowance for doubtful accounts based on an assessment of collectibility of all outstanding receivables. We make this assessment by evaluating the creditworthiness of our customers, historical trends and economic circumstances. A rollforward of the activity of the allowance for doubtful accounts is as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
Balance at beginning of year	$977	$1,021	$961
Additions charged to cost and expense	403	936	334
Accounts written off, net of recoveries	(429)	(980)	(274)

Balance at end of year	$951	$977	$1,021

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

Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market value.

Property and Equipment—Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements are capitalized. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets as detailed below:

Useful Life (years)
System components	7
Vehicle tracking units	7
Office equipment, computer equipment and software	3-5
Software developed for internal use	3-5
Furniture and fixtures	5
Leasehold improvements	shorter of 5 years or lease term
Vehicles	3

Upon retirement or other disposition, the cost and the related accumulated depreciation of the assets are eliminated from the balance sheet and the related gains or losses are reflected in the consolidated statement of income.

Internal Software Development Costs—We capitalize internal software development costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized internal software development costs are amortized over the period of economic benefit, generally between three and five years. For the years ended December 31, 2006 and 2005, capitalized software included in property and equipment totaled $6,356,000 and $5,475,000, net of accumulated amortization of $2,796,000 and $1,571,000, respectively. For the years ended December 31, 2006, 2005 and 2004, respectively, we capitalized $892,000, $1,494,000 and $1,452,000 of software development costs. For the years ended December 31, 2006, 2005 and 2004, $1,242,000, $1,005,000 and $348,000, respectively, of amortization expense was recorded for these capitalized internal software costs. Additions to internal software development costs are included in expenditures for property and equipment in the consolidated statements of cash flows.

Cost-Basis Investments—We have made investments in some of our international licensees. These investments to date have resulted in ownership of less than 20% of any one licensee. These investments are accounted for using the cost method of accounting. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings, additional investments made and other ownership changes. We have not recorded any gains or losses on these investments through December 31, 2006. (Also See Note 7).

Equity Investments—In October 2006, the Company made an equity investment in SC-Integrity, or SCI, a Bothell, Washington based company providing solutions for cargo stock theft prevention, investigation, tracking and recovery. We have applied the equity method of accounting to account for our 40% investment in SCI and have recognized our pro-rata share of SCI’s losses since the date of our investment (Also see Note 7 ).

Goodwill and Other Intangible Assets—Goodwill is not amortized but instead is assessed for impairment at least annually and as triggering events occur. We have adopted an annual measurement date of October 31. On each annual measurement date the carrying value of the reporting unit is compared to its estimated fair value, and an impairment charge is measured based upon the excess of the carrying value of goodwill over the fair value. This analysis is performed at a reporting unit level. All recorded goodwill has been allocated to the Boomerang segment.

Other intangible assets consist of amortizing intangibles, including purchased technologies, customer relationships, patents, trademarks, trade names and radio frequencies. We assess the impairment of amortizing intangibles in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable, an assessment is completed to determine whether the fair value of the asset exceeds the carrying value. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value. If such cash flows are less than the carrying amounts, the intangible assets are written down to their respective fair values. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data.

Impairment of Other Long-lived Assets—Other long-lived assets including property and equipment and internal software development costs are also periodically assessed for impairments in accordance with SFAS 144, as discussed above. No such impairments were recorded during the years ended December 31, 2006, 2005 and 2004.

Income Taxes—We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and tax basis of existing assets and liabilities, using enacted tax rates anticipated to be in effect in the year(s) in which the differences are expected to reverse. Valuation allowances are provided against deferred tax assets that are not deemed to be recoverable.

Product Development—Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. A portion of our product development effort has been outsourced to unrelated third parties. The contracts with third parties require payments based upon completion of defined milestones and we record expense based on the achievement of these milestones. Because these milestones and the level of effort expended by the contractors are not always consistent, our recorded product development expenses may vary significantly from period to period. Expenses related to milestone achievements of $355,000, $332,000 and $1,260,000 are included within the consolidated statements of income for the years ended December 31, 2006, 2005 and 2004, respectively.

Earnings Per Share—Basic income per common share is computed using the weighted average number of common shares and common share equivalents outstanding during each year. Diluted income per common share is computed using the weighted average number of common shares outstanding during the year, including the effect of our outstanding stock options (using the treasury stock method) and restricted stock, except where such stock options or restricted stock would be antidilutive. Shares of LoJack Exchange Canada, Inc., or ExchangeCo, were included in the calculation of total basic and diluted earnings per share starting in 2004. A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

	Year Ended December 31,
	2006	2005	2004
Weighted average shares for basic	18,334,033	17,922,792	15,605,155
Dilutive effect of stock options and restricted stock	909,530	1,266,733	676,565

Weighted average shares for diluted	19,243,563	19,189,525	16,281,720

Options to purchase 279,180 and 718,000 were outstanding at December 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common share, and the effect of including these securities would have been antidilutive. At December 31, 2005, all options to purchase common shares were dilutive and included in the computation of weighted average shares.

Comprehensive Income—We account for comprehensive income under SFAS No. 130, Reporting Comprehensive Income, which established standards for the reporting and display of comprehensive income and its components in the financial statements. Items of comprehensive income include net income and other comprehensive income items such as unrealized gains and losses on marketable securities categorized as available-for-sale, unrealized losses on derivative instruments and foreign currency translation adjustments.

Total accumulated other comprehensive income and its components were as follows (in thousands):

	December 31,
	2006	2005
Currency translation adjustments	$2,388	$1,885
Unrealized gain on available for sale investments, net of tax of $25 and $16	45	28
Unrealized loss on derivative instruments, net of tax of $0 and $12	—	(19)

Total accumulated other comprehensive income	$2,433	$1,894

Foreign Currency—The accounts of our foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The accounts of foreign subsidiaries, with the exception of our wholly-owned Irish subsidiary whose functional currency is the U.S. dollar, are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in stockholders’ equity. Our wholly-owned Brazilian subsidiary whose functional currency is the Brazilian real has United States dollar denominated intercompany loans payable that resulted in a foreign exchange gain of $138,000 and $631,000 that was recorded as other income in our consolidated statement of income for the years ended December, 31 2006 and 2005, respectively.

Derivative Instruments and Hedging—We account for derivative instruments and hedging in accordance with the SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended, or SFAS 133, which requires all financial derivatives instruments to be reported at fair value. We will use derivative financial instruments to manage exposures to foreign currency risks. Our primary objective for holding derivatives is to minimize interest rate and foreign currency risk using the most effective methods to eliminate or reduce the impact of these risks. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings.

Segment Reporting—We have determined that we have three reportable segments: domestic, international and Boomerang. The segments have a segment manager and the operating results of each segment are regularly reviewed and evaluated separately by senior management. Certain general overhead costs have been allocated to the domestic and international segments based on methods considered to be reasonable.

Recent Accounting Pronouncements—In July 2006, the Financial Accounting Standards Board, or the FASB, issued Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes” or FIN 48. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for us beginning January 1, 2007. We have not yet adopted this pronouncement but currently believe it will not have a material impact on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The provisions of SFAS 157 are effective for us beginning January 1, 2008. We have not yet adopted this pronouncement and are currently evaluating the expected impact that the adoption of SFAS 157 will have on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159, which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for us beginning January 1, 2008. If a company elects to apply the provisions of the Statement to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. We are currently assessing whether we will elect to use the fair value option for any of its eligible items.

Reclassifications—Certain amounts reported in prior years have been reclassified to conform to the current year presentation, including the reclassification of minority interest totaling $24,000 in 2005 to other income (expense).

2. SHORT-TERM INVESTMENTS

Short-term investments are categorized as available-for-sale securities and are summarized as follows as of December 31, 2006 and 2005, respectively (in thousands):

	December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term investments:
U.S. and state governmental agencies	$19,876	$77	$(7)	$19,946
Corporate bonds	496	—	—	496
Other	2,000	—	—	2,000

Total short-term investments:	$22,372	$77	$(7)	$22,442

	December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term investments:
U.S. and state governmental agencies	$28,789	$56	$(12)	$28,833

As of December 31, 2006 and 2005, short-term investments have remaining maturities ranging from one to ten months.

3. INVENTORIES

Inventories are classified as follows (in thousands):

	December 31,
	2006	2005
Raw materials	$596	$269
Work in progress	524	170
Finished goods	15,124	17,513

Total inventories	$16,244	$17,952

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005
System components, including vehicle tracking units	$14,769	$12,313
Equipment, software, furniture and fixtures and leasehold improvements	20,495	16,699
Vehicles	1,136	2,462

Total	36,400	31,474
Less: accumulated depreciation and amortization	(21,212)	(17,641)

Total	15,188	13,833
System components not yet in service	6,383	4,272

Property and equipment—net	$21,571	$18,105

Depreciation expense relating to property and equipment totaled $6,047,000, $5,339,000 and $4,671,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

System components not yet in service consist primarily of certain infrastructure equipment relating to the operation of the LoJack System.

5. BOOMERANG ACQUISITION

On October 29, 2004, we acquired Boomerang, a provider of stolen vehicle recovery technology in Canada, for consideration totaling $56,219,000. ExchangeCo, a wholly owned Canadian subsidiary of LoJack, acquired all of the issued and outstanding shares of Boomerang pursuant to a Combination Agreement, dated as of August 16, 2004, between LoJack, ExchangeCo and Boomerang. The acquisition added to our organization a company that has historically been profitable and has an established brand in Canada that complements our own core business. We gained access to the Canadian market, including the provinces of Quebec, Ontario and British Columbia. We also obtained Boomerang’s expertise in marketing to insurance companies, as well as technology that may be leveraged for new applications globally.

The consideration paid to Boomerang stockholders consisted of (i) 591,266 shares of LoJack common stock, valued at approximately $7,143,000, (ii) 835,659 ExchangeCo exchangeable shares, exchangeable for 835,659 shares of LoJack common stock, valued at approximately $10,094,000 and (iii) $21,381,000 in net cash. The fair value of our common stock and the ExchangeCo exchangeable shares was determined based upon the quoted price of LoJack common stock based on the market prices two days before through two days after the measurement date. The acquisition was accounted for under the purchase method of accounting and the results of operations of Boomerang have been included in our consolidated results from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. We allocated $8,440,000 of the purchase price to intangible assets comprised of trade names and trademarks of $640,000, monitoring contractual relationships of $6,400,000, and completed technology of $1,400,000. The excess purchase price of approximately $44,002,000 after this allocation has been accounted for as goodwill. We have determined that the goodwill associated with the acquisition is not deductible for tax purposes.

6. GOODWILL AND OTHER INTANGIBLES

All goodwill is associated with the Boomerang acquisition and is allocated entirely to the Boomerang segment. The carrying amount of goodwill was $46,287,000 and $46,303,000 at December 31, 2006 and 2005, respectively. The decrease of $16,000 is attributable to currency translation adjustments made during 2006.

Intangible assets in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Monitoring contractual relationships	$6,699	$1,613	9 years	$6,700	$869	9 years
Completed technology	1,465	794	4 years	1,466	427	4 years
Trade name and trademark	670	161	9 years	670	87	9 years
Patents and other intangibles	150	—	n/a	575	400	7 years

Total	$8,984	$2,568	7 years	$9,411	$1,783	7 years

For the years ended December 31, 2006, 2005 and 2004, amortization expense for intangible assets was $1,244,000, $1,201,000 and $252,000, respectively.

Estimated amortization expense for the next five years for our intangible assets as of December 31, 2006 is as follows (in thousands):

2007	$1,185
2008	1,124
2009	819
2010	819
2011	819

7. OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2006	2005
Investments in international licensees	$3,995	$3,995
Investment in SCI	2,813	—
Deferred compensation plan assets	1,102	448
Absolute Software warrants	865	—
Deferred financing costs, net	120	163
Security deposits and other	291	176

Total other assets	$9,186	$4,782

Investment in international licensees

As of December 31, 2006, investments in international licensees of $3,995,000 included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000 and a 7.74% interest in our French licensee, totaling $2,454,000.

Under the cost method of accounting, the investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. Management periodically reviews the carrying value of these investments. Based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate, we have concluded that there are no impairments to the fair value of these investments that should be viewed as other-than- temporary. During 2006 and 2005, our Mexican licensee declared and paid dividends of $75,000 and $120,000, respectively, which we recorded in other income. We have not recorded any gains or losses on these investments through December 31, 2006.

We may be required to record an impairment charge in a future period if (1) the licensee would require additional capital and is unable to raise sufficient capital to continue operations, (2) the licensee raises sufficient capital, but at a lower stock price than currently valued and/or (3) the operations and future cash flows of the licensee vary significantly from current projections, adversely affecting the viability of the business, or other negative events were to occur.

Below are the related party revenues associated with, and the receivables outstanding from, our Mexican and French licensees (in thousands):

	Mexican Licensee	French Licensee
Revenues for the year ended:
December 31, 2006	$3,368	$2,209
December 31, 2005	$4,832	$1,774
December 31, 2004	$3,589	$1,200
Accounts receivable at:
December 31, 2006	$60	$495
December 31, 2005	$1,436	$438

Investment in SCI

In October 2006, we entered into a stock purchase agreement with SCI, a Bothell, Washington based company with revenues under $5,000,000 providing solutions for cargo stock theft prevention, investigation, tracking and recovery. Under the agreement, we invested $3,000,000 of cash to be used for investment in the cargo and tracking recovery business. In return, we received a 40% minority ownership in SCI and representation on its Board of Directors. SCI will leverage its existing experienced sales force to sell the recently branded “LoJack inTransit” service. In addition, we received warrants to purchase 3,600,000 shares of SCI Class A common stock over an eight year period with exercise prices of between $1.00 and $1.92 per share. We have allocated $109,000 of our investment in SCI to these warrants. Because of explicit net settlement provisions, the warrants must be accounted for as a derivative at fair value.

We have applied the provisions of FIN No. 46(R), Consolidation of Variable Interest Entities, in evaluating our investment in SCI. The Company has concluded that it is not deemed to be the primary beneficiary of the variable interest entity and has applied the provisions of Accounting Research Bulletin No. 51, Consolidated Financial Statements and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, in accounting for our investment in SCI. We account for our investment in SCI using the equity method and will recognize our pro rata share of SCI’s operating results in our consolidated statement of income. For the year ended December 31, 2006, we recognized $187,000 of SCI’s losses in other income since the date of our investment. The carrying values of the investment and warrants will be periodically reviewed for indications of impairment. Based upon projections of anticipated future cash flows, market conditions, legal factors, market potential and operational performance, we will make a determination whether there is any impairment to the fair value of this investment that should be viewed as other-than-temporary.

Absolute Software warrants

In June 2005 we entered into a ten year trademark license agreement with Absolute Software, Inc., or Absolute, a Vancouver, British Columbia, Canada based computer theft recovery company to brand its consumer offering “LoJack for Laptops”. In addition to an annual per unit royalty, Absolute issued to us 500,000 warrants to purchase Absolute’s common stock with vesting on a pro rata basis over a five year period commencing on July 1, 2006. In accordance with EITF Issue No. 00-8, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services, the Company has concluded that a measurement date is not achieved until the warrants become vested and exercisable. Prior to reaching a measurement date, the fair value of unvested warrants is calculated utilizing a Black-Scholes option pricing model and the earned and unearned revenue is adjusted to fair value. Once a measurement date has been reached, the fair value of vested warrants is measured and the earned revenue becomes fixed with amortization occurring over the remaining life of the licensing agreement. Subsequent to reaching a measurement date, the vested warrants will be accounted for as derivatives under SFAS 133, which requires that the warrants be recorded at fair value at each reporting date with any changes in fair value being recorded in the income statement. We classify the gains on investments in other income.

The fair value of the vested and unvested Absolute Software warrants at December 31, 2006 is $865,000, and the deferred revenue associated with the vested warrants totalled $166,000 at December 31, 2006.

8. DEBT

Our debt consisted of the following as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
Current maturities of long-term debt	$5,273	$5,274
Borrowings under line-of-credit facility	4,286	—

Total current portion of long-term debt	$9,559	$5,274

Long-term debt:
Canadian dollar denominated term loan, less current portion	$9,242	$14,520

In October 2004, we entered into a Multicurrency Credit Agreement, to provide debt financing for the acquisition of Boomerang and to replace a prior revolving line of credit facility. The Multicurrency Credit Agreement is comprised of an unsecured $10,000,000 revolving line of credit, or the line of credit, and a term loan.

The outstanding borrowings under the term loan used for the Boomerang acquisition totaled CAD$16,930,000 (U.S. dollar equivalent of $14,515,000) as of December 31, 2006. Borrowings under the term loan bear interest at a variable rate, adjustable quarterly, at our option, at either the Canadian base rate or a Euro-currency denominated rate, or Canadian LIBOR. The Canadian base rate is defined as the greater of the Canadian prime rate (6% at December 31, 2006) or the Canadian dollar denominated bankers acceptance rate plus 1% (totaling 5.32% at December 31, 2006). The Canadian LIBOR rate at December 31, 2006 was 4.27%. The term loan requires that we make quarterly principal payments of CAD$1,537,000 per quarter from March 2006 through October 29, 2009 when all outstanding balances become due. During the second quarter of 2005 we elected to pay an additional voluntary principal payment of CAD$2,100,000. We may continue to make additional voluntary principal payments in the future depending on future cash flows.

Borrowings under the $10,000,000 line-of-credit facility must be denominated in U.S. dollars. No borrowings under the line of credit were outstanding at December 31, 2006.

The Multicurrency Credit Agreement, as amended, contains limitations on capital expenditures, repurchases of common stock certain investments, acquisitions and/or mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including minimum leverage and EBITDA ratios, minimum net worth levels and maximum capital expenditures. The payment of dividends is permitted under the Multicurrency Credit Agreement and is limited only to the extent such payments affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the facility. As of December 31, 2006, we were in compliance with all covenants under the Multicurrency Credit Agreement.

In 2005, we added a CAD$5,000,000 revolving line-of-credit facility for our Boomerang segment. In February 2007, the revolving line-of credit facility was increased to CAD$10,000,000. In 2005, we also entered into an agreement with our lender for CAD$500,000 in overdraft protection for our Boomerang segment. Interest on this overdraft protection will be based on the lender’s prime rate plus 75 basis points.

We also have a $4,000,000 revolving credit note, or the demand line. Outstanding borrowings under the demand line bear interest, payable monthly, at the bank’s base rate (8.25% at December 31, 2006), or if converted at our option, based upon the LIBOR rate plus 175 basis points (totaling 7.09% at December 31, 2006). As of December 31, 2006, we had two irrevocable letters of credit in the aggregate amount of $1,111,000 outstanding. These letters of credit reduce the amount available to borrow under this demand line. As of December 31, 2006, there were no outstanding borrowings under the demand line.

The following table summarizes our annual maturities of debt subsequent to December 31, 2006 (in thousands):

Long-Term Debt (1)
2007	$9,559
2008	5,273
2009	3,969

Total principal	$18,801

(1)	This debt is denominated in Canadian dollars and the maturities have been presented at the exchange rate for U.S. dollars prevailing at December 31, 2006

9. STOCKHOLDERS’ EQUITY

Preferred Stock—As of December 31, 2006, we had 10,000,000 authorized shares of $.01 par value preferred stock of which 350,000 shares have been designated as Series B Junior Participating Preferred Stock, par value $.01 per share, or the Series B Preferred Stock. The Series B Preferred Stock is reserved for issuance pursuant to Series B Preferred Share Purchase Rights (each a Right) attached to the common stock. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer and Trust Company. There were no shares of Series B Preferred Stock outstanding at December 31, 2006, 2005 and 2004.

Common Stock—As of December 31, 2006, we had 35,000,000 authorized shares of $.01 par value common stock. Shares equal to the number of ExchangeCo exchangeable shares outstanding are reserved for the future exchange to LoJack shares. In addition, 3,295,828 shares are reserved for the future issuance and exercise of stock options.

As partial consideration in the acquisition of Boomerang, we issued 835,659 exchangeable shares of ExchangeCo with no par value. ExchangeCo is a wholly owned subsidiary of LoJack and shares of ExchangeCo are convertible into LoJack common shares on a one-for-one basis. Holders of ExchangeCo shares have dividend, liquidation, and voting rights on a basis similar to LoJack common shares. As of December 31, 2006 and 2005, there were 18,979 and 787,657 exchangeable shares of ExchangeCo outstanding. ExchangeCo shares were included in the calculation of total basic and diluted earnings per share starting in 2004.

In connection with our acquisition of Boomerang, we issued one share of $.01 par value preferred stock designated as Special Voting Preferred Stock to Computershare Trust Company of Canada, as trustee under a Voting and Exchange Trust Agreement among LoJack, Boomerang and the trustee. As trustee, Computershare Trust Company votes in favor of the holders of the ExchangeCo shares.

Incentive Plan—In May 2003, our shareholders approved the 2003 Stock Incentive Plan, or the Incentive Plan, which provides for the issuance of stock options and the granting of restricted stock to our executive officers, officers and other key employees. A total of 1,471,787 shares of common stock were authorized for issuance under the Incentive Plan, consisting of 1,000,000 new shares and 471,787 shares allocated from our Restated and Amended Stock Incentive Plan which we terminated in May 2003. All shares issued under the incentive plan are registered shares newly issued by the Company. The incentive stock options are granted at exercise prices equal to the fair market value of the Company’s common stock on the date of grant as defined in the Incentive Plan as the fair market value as of the close of business on the trading day immediately preceding the date of grant. Options generally become exercisable over periods of two to five years and expire over periods of seven to ten years from the date of the grant. At December 31, 2006, there were 1,863,881 options and 225,657 shares of unvested stock outstanding under both plans and 434,568 shares were available for future grant under the Incentive Plan.

The following table presents activity of all stock options:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2004	4,258,199	$8.03
Granted	286,975	8.69
Exercised	(637,879)	7.34
Cancelled or forfeited	(17,915)	5.76

Outstanding at December 31, 2004	3,889,380	$8.22
Granted	297,525	14.28
Exercised	(1,595,574)	9.44
Cancelled or forfeited	(128,840)	8.60

Outstanding at December 31, 2005	2,462,491	$8.20
Granted	134,250	19.64
Exercised	(705,400)	7.54
Cancelled or forfeited	(27,460)	9.53

Outstanding at December 31, 2006	1,863,881	$9.18	5	$15,140

Vested or expected to vest at December 31, 2006	1,851,045	$9.12	5	$15,128

Exercisable at December 31, 2006	1,380,819	$8.09	4	$12,455

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic values based on our closing stock price of $17.08 as of December 31, 2006 which would have been received by the option holders had all in-the-money options been exercised as of that date.

The total pre-tax intrinsic values of options exercised for the years ended December 31, 2006, 2005 and 2004 were $9,693,000, $16,587,000 and $1,313,000, respectively. Cash proceeds from the exercise of stock options were $5,272,000, $14,943,000 and $4,680,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Income tax benefits realized from the exercise of stock options for the years ended December 31, 2006, 2005 and 2004 were $3,648,000, $6,268,000 and $548,000, respectively.

The following table sets forth information regarding options outstanding at December 31, 2006:

Number of Options	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Currently Exercisable	Weighted Average Exercise Price for Currently Exercisable
701,581	$4.70-$ 5.73	$5.33	6	571,694	$5.35
611,340	5.90-11.90	8.16	4	540,265	8.12
550,960	13.00-23.98	15.23	6	268,860	13.83

1,863,881	$4.70-$23.98	$9.18	5	1,380,819	$8.09

At December 31, 2005 and 2004, there were 1,607,080 and 2,729,989 options exercisable at weighted average prices of $8.20 and $10.22, respectively

Unvested Stock—Unvested stock represents shares of common stock that are subject to the risk of forfeiture until the fulfillment of specified conditions. Our unvested stock awards generally cliff vest either on the second or third anniversary date of the grant.

For grants which vest based on certain specified performance criteria, the grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. For grants that vest through only the passage of time, the grant date fair value of the award is recognized over the vesting period. The fair value of unvested stock awards is determined based on the number of shares granted and the market value of our shares on the grant date. For the years ended December 31, 2006, 2005 and 2004, $1,987,384, $467,000 and $141,000 of compensation expense, respectively, has been recorded in operating expenses. As of December 31, 2006, there was $2,270,000 of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under our stock plans which will be recognized as compensation expense in the amounts of $1,550,000, $571,000, and $149,000 for the years ended December 31, 2007, 2008 and 2009, respectively.

The following table presents activity of all unvested stock for the three years ended December 31, 2006:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2004	—	$—
Granted	62,750	8.10
Forfeited	—	—

Unvested at December 31, 2004	62,750	$8.22
Granted	90,668	14.41
Forfeited	(10,350)	10.89

Unvested at December 31, 2005	143,068	$11.90
Granted	152,895	20.50
Vested	(66,322)	13.19
Forfeited	(3,984)	12.31

Unvested at December 31, 2006	225,657	$17.34

As of December 31, 2006 there are 48,800 unvested shares that include performance conditions.

Impact of Adopting SFAS 123(R)—Effective January 1, 2006, the Company began to record compensation expense related to stock options and shares purchased through our Employee Stock Purchase Plan, or ESPP, in accordance with SFAS 123(R). The incremental pre-tax compensation expense related to employee stock options and our ESPP for the year ended December 31, 2006 was $1,487,000.

The following table presents the total amount of stock-based compensation expense in accordance with SFAS No. 123(R) included in our consolidated statement of income for the year ended December 31, 2006 (in thousands, except per share data):

Year Ended December 31, 2006
Cost of goods sold	$261
Product development	296
Sales and marketing	679
General and administrative	3,011

Pre-tax stock-based compensation expense	4,247
Income tax benefits	(1,319)

Total stock-based compensation expense, net	$2,928

Cash flows from operating activities	$1,046

Cash flows from financing activities	$2,602

Basic earnings per share	$0.16

Diluted earnings per share	$0.15

Included in pre-tax stock-based compensation expense are costs of $1,017,000 and $151,000 in general and administrative and cost of goods sold, respectively, relating to acceleration of vesting under stock option agreements arising from severance arrangements with three employees that occurred during the year ended December 31, 2006.

Stock-based compensation expense recognized for all equity-based awards is net of estimated forfeitures. There was $1,912,000 million of total unrecognized compensation expense related to stock options outstanding at December 31, 2006. The cost is expected to be recognized over a weighted average period of 2 years.

The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004 as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards (in thousands, except per share data).

	Year Ended December 31,
	2005	2004
Net income, as reported	$18,439	$10,400
Add: Stock-based employee compensation expense included in reported net income, net of related income tax expense	284	86
Less: Stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	(1,798)	(1,314)

Pro forma net income	$16,925	$9,172

Earnings per share:
Basic, as reported	$1.03	$0.67
Basic, pro forma	$0.94	$0.59
Diluted, as reported	$0.96	$0.64
Diluted, pro forma	$0.89	$0.57

The fair value of options at date of grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of an option pricing model requires management to make certain assumptions with respect to selected model inputs. Expected stock price volatility was calculated based on the historical volatility of our common stock over the expected life of the option. The average expected life was based on the contractual term of the option and expected employee exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option. Our stock options have characteristics significantly different from those of traded options because changes in the subjective input assumptions can materially affect the fair value estimate.

The weighted-average assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2006, 2005 and 2004, respectively were as follows:

	December 31,
	2006	2005	2004
Range of risk free interest rates	4.58%-4.85%	3.87%-4.25%	3.14%-4.19%
Expected life of option grants	5 years	6 years	6 years
Weighted average volatility	46%	38%	38%
Dividend yield	0%	0%	0%
Average grant date fair value	$8.98	$6.27	$3.72

Employee Stock Purchase Plan—In May 2002, our stockholders authorized 250,000 shares of common stock to be available for our ESPP. In May 2004, our stockholders voted to increase the shares available under the ESPP to 1,000,000 shares. The ESPP is open to all employees in the United States who have at least six months of service and allows eligible employees to purchase our stock at the lower of 85% of the fair market value of the shares on the offering date or the purchase date, which is six months after commencement of the offering date. For the years ended December 31, 2006, 2005 and 2004, 87,715, 108,804 and 121,427 shares, respectively, were issued under the plan.

The weighted-average ESPP assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2006, 2005 and 2004, respectively were as follows:

	December 31,
	2006	2005	2004
Range of risk free interest rates	5.00%-5.16%	3.09%-3.09%	1.64%-2.50%
Expected life of option grants	6 months	6 months	6 months
Weighted average volatility	31.69%	43%	25%
Dividend yield	0%	0%	0%
Average grant date fair value	$3.93	$3.36	$1.82

Stock Repurchase Plans—All stock repurchases are accounted for as a reduction of common stock and additional paid-in capital. In 1996, our Board of Directors authorized a stock repurchase plan, or the Repurchase Plan. The Repurchase Plan, as amended several times since that date, authorized us to purchase up to 9,200,000 shares of our outstanding common stock. Through February 27, 2006, the date the Repurchase Plan was terminated, we had repurchased 8,792,002 shares for a total of $82,131,000. For the two months ended February 28, 2006, we repurchased 49,300 shares for a total value of $1,195,000 under the Repurchase Plan.

On February 28, 2006, our Board of Directors authorized a new stock repurchase plan, or the 2006 Repurchase Plan. The 2006 Repurchase Plan, which replaces and is not additive to the Repurchase Plan, authorizes us to purchase up to 2,000,000 shares of our outstanding common stock over the next two years.

Through December 31, 2006, we had repurchased 1,244,566 shares under the 2006 Repurchase Plan at a cost of $24,231,000 or an average price of $19.49 per share. On December 19, 2006 the Board of Directors increased the remaining authorization to 2,000,000 shares.

10. INCOME TAXES

The components of income before taxes on income are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
United States	$14,476	$24,537	$15,786
Foreign	10,059	2,983	1,266

	$24,535	$27,520	$17,052

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$8,641	$5,403	$8,292
State	1,131	370	1,291
Foreign	3,441	1,656	712

Total	13,213	7,429	10,295

Deferred:
Federal	(4,534)	2,254	(2,957)
State	(220)	91	(422)
Foreign	(431)	(693)	(264)

Total	(5,185)	1,652	(3,643)

Provision for income taxes	$8,028	$9,081	$6,652

The difference between our effective income tax rate and the United States statutory rate is reconciled below:

	Year Ended December 31,
	2006	2005	2004
U.S. statutory rate	35%	35%	35%
State taxes, net of federal benefit	2	4	4
Foreign sales	—	(1)	(2)
Release of tax contingency	(4)	(3)	—
Foreign rate differential	(8)	(2)	—
Unbenefited foreign losses	6	—	—
Other, net	2	—	2

Effective income tax rate	33%	33%	39%

The tax effects of the items comprising our net deferred tax asset as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Accruals not currently deductible	$4,460	$1,448
Revenues recognized for tax purposes	8,682	7,051
Net operating loss carryforwards	1,591	273

Total gross deferred tax assets	14,733	8,772
Valuation allowance	(1,430)	(171)

Net deferred tax assets	13,303	8,601

Deferred tax liabilities:
Depreciable assets	(1,065)	(1,403)
Tax credits	(45)	—
Intangible assets	(1,969)	(2,319)
Deferred revenue	(20)	(76)
Absolute Software warrants	(265)	—
Other	(25)	(4)

Total deferred tax liability	(3,389)	(3,802)

Net deferred tax assets	$9,914	$4,799

As of December 31, 2006, we have aggregate state net operating loss carryforwards of approximately $2,900,000 which will expire at various dates through 2025.

We are audited by federal, state and foreign taxing authorities. The outcome of these audits may result in our being assessed taxes in addition to amounts previously paid. Accordingly, we maintain tax contingency reserves for such potential assessments when they are probable and estimable. The reserves are determined based upon our best estimate of possible assessments by the Internal Revenue Service or other taxing authorities and are adjusted, from time to time, based upon changing facts and circumstances. During 2006, the Internal Revenue Service completed its audits of our consolidated domestic income tax returns for calendar years ended 2003 and 2004. Upon completion of the audit, we reassessed our income tax contingency reserves to reflect the audit findings and recorded an $845,000 reduction in federal income tax expense during 2006. During the fourth quarter of 2005, the Commonwealth of Massachusetts completed its audits of our combined Massachusetts income tax returns for fiscal year 2000 through calendar year 2002. As a result of the Commonwealth issuing its final assessment related to the periods under examination, we reassessed our income tax contingency reserves to reflect the Commonwealth’s findings and recorded a $710,000 reduction in state income tax expense during the fourth quarter of 2005

At December 31, 2006 we had foreign net operating loss carryforwards of approximately $4,700,000 related to our operations in Italy and China; $3,911,000 of the losses can be carried forward indefinitely and $789,000 will expire in 2011. We have a valuation allowance for deferred tax assets related to net operating losses at December 31, 2006 of $1,430,000, which is an increase of $1,259,000 from $171,000 at December 31, 2005. The valuation allowance has been established against certain international losses because we determined that it is more likely than not that these benefits will not be realized because of the lack of historical earnings in the foreign countries. If sufficient evidence of our ability to generate future taxable income in those countries becomes apparent, we may reduce our valuation allowance, which would result in income tax benefits in our consolidated statement of income.

We do not provide for federal income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States. If repatriated, additional taxes of approximately $1,399,000 on these earnings would be due, based on the current tax rates in effect.

11. COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments—We lease various facilities, equipment and vehicles under operating leases whose terms expire from 2007 to 2012. Certain facility leases contain renewal options ranging from two to five years. Certain of our facility leases contain escalation clauses; we record the total expense of the lease on a straight-line basis over the estimated term of lease.

Minimum annual lease payments under operating leases as of December 31, 2006 are as follows (in thousands):

2007	$4,950
2008	4,136
2009	3,514
2010	2,829
2011 and thereafter	8,161

Total	$23,590

Rental expense under operating leases aggregated approximately $5,962,000, $5,056,000, and $4,224,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

Purchase Commitments and Milestone Payments—In the fourth quarter of 2006, we placed purchase orders to fulfill our estimated calendar year 2007 production requirements. These orders include non-cancelable commitments of approximately $30,408,000. We are also committed to our suppliers for certain system components of $1,018,000.

Contingencies—From time to time, we are engaged in certain legal matters arising in the ordinary course of business. In our opinion, we have adequate legal defenses or insurance coverage with respect to these actions and believe that the ultimate outcomes will not have a material adverse effect on our financial position.

In 2006, the Company was granted a $6,800,000 award by a court in Massachusetts in conjunction with a suit brought by the Company against Clare, Inc. Both parties to this matter are appealing the court’s ruling. We will not record the contingent gain in our financial statements until such time as all legal remedies have been exhausted, a decision by the court(s) is made final and payment has been received or is assured of being collected.

Certain Concentrations—We have contract manufacturing arrangements for the LoJack Unit and other LoJack System components sold through the domestic and international segments. We believe that several companies have the capability to manufacture LoJack Units.

12. EMPLOYEE BENEFIT PLANS

We have a defined contribution plan under Section 40l(k) of the Internal Revenue Code to provide retirement benefits covering substantially all full-time domestic employees. Under the provisions of the plan, employees are eligible to contribute a portion of their compensation within certain limitations as established by the plan and the Internal Revenue Code. Annually, we match a percentage of employee contributions on a discretionary basis as determined by the Board of Directors. Our Board of Directors elected to match 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of the participants’ compensation, for the years ended December 31, 2006, 2005 and 2004, subject to certain limitations. Company contributions become fully vested after five years of continuous service. Company contributions related to the plan were approximately $1,145,000, $1,111,000 and $982,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

In December 2004, we established a nonqualified deferred compensation plan for the benefit of our key employees. The plan allows for eligible employees to defer a percentage of their total cash compensation. We will match 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of their total cash compensation. Company contributions become 100% vested three years after contribution. We may also make discretionary contributions to the deferred compensation plan in a form and manner we determine. Employee deferrals and Company contributions began in the first quarter of 2005. During 2006 and 2005, we contributed approximately $199,000 and $175,000, respectively to the plan.

13. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

We have three separately managed and reported business segments: domestic, international and Boomerang. The accounting policies of our segments are consistent with those policies described in Note 1.

Our domestic segment sells products that operate in all or a portion of 26 states and the District of Columbia, in the United States.

Our international segment sells products, licenses or owns and operates LoJack proprietary vehicle recovery technology in 28 countries and territories throughout Europe, Asia, Africa and Latin and South America.

In October 2004, we acquired Boomerang, a provider of stolen vehicle recovery in Canada. We consider Boomerang as its own operating segment.

The following table presents information about our operating segments for the years ended December 31, 2006, 2005 and 2004 (in thousands). Certain general overhead costs have been allocated to the domestic and international segments based on methods considered to be reasonable by our management. Income taxes have been allocated to the domestic and international segments using our effective tax rate.

	Domestic Segment	International Segment	Boomerang Segment	Consolidated
Year ended December 31, 2006

Revenues	$146,953	$46,416	$19,919	$213,288
Depreciation and amortization	4,729	199	2,406	7,334
Interest income	628	692	44	1,364
Interest expense	20	17	1,078	1,115
Income tax expense / (benefit)	2,697	5,403	(72)	8,028
Segment net income / (loss)	9,982	6,716	(191)	16,507
Capital expenditures	7,365	1,066	1,119	9,550
Segment assets	115,248	29,291	57,481	202,020
Deferred revenue	36,199	1,300	11,316	48,815

Year ended December 31, 2005

Revenues	$130,182	$41,053	$19,491	$190,726
Depreciation and amortization	4,335	13	2,234	6,582
Interest income	338	369	105	812
Interest expense	43	43	870	956
Income tax expense / (benefit)	5,045	4,301	(265)	9,081
Segment net income	9,354	8,233	852	18,439
Capital expenditures	6,600	229	993	7,822
Segment assets	107,726	25,240	58,597	191,563
Deferred revenue	30,411	1,556	12,622	44,589

	Domestic Segment	International Segment	Boomerang Segment	Consolidated
Year ended December 31, 2004

Revenues	$111,968	$29,923	$3,800	$145,691
Depreciation and amortization	4,475	29	419	4,923
Interest income	20	186	17	223
Interest expense	5	28	175	208
Income tax expense	3,598	3,023	31	6,652
Segment net income	5,628	4,729	43	10,400
Capital expenditures	3,338	—	28	3,366
Segment assets	68,318	18,720	62,484	149,522
Deferred revenue	23,237	2,080	11,882	37,199

The following table presents information about our geographic revenues, based on the location of our customers, for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004
United States	$146,953	$130,182	$111,968
Africa, primarily South Africa	10,470	9,158	10,884
Latin American and Caribbean countries	31,288	28,065	15,612
Canada	19,919	19,491	3,800
Europe and Asia	4,658	3,830	3,427

Total	$213,288	$190,726	$145,691

We carry a variety of long-lived assets on our consolidated balance sheet including property and equipment, identifiable intangible assets and goodwill. The following table presents information about our long-lived assets as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
Canada	$54,916	$56,144
United States	18,162	15,674
Italy and other	1,196	218

Total	$74,274	$72,036

14. UNAUDITED QUARTERLY RESULTS

Our unaudited quarterly results are summarized below (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2006 (1)

Revenues	$50,702	$56,660	$54,866	$51,060
Gross margin	25,936	30,925	29,664	26,830
Net income	2,936	5,514	5,200	2,857
Basic earnings per share	$0.16	$0.30	$0.29	$0.16
Diluted earnings per share	$0.15	$0.29	$0.28	$0.15

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2005

Revenues	$42,952	$49,163	$52,253	$46,358
Gross margin	22,095	26,875	28,686	24,067
Net income	2,635	4,986	5,801	5,017
Basic earnings per share	$0.15	$0.28	$0.32	$0.27
Diluted earnings per share	$0.14	$0.26	$0.30	$0.25

(1)	In 2006, we adopted SFAS No. 123(R) which requires the expensing of stock options and shares purchased through our ESPP. As a result of adopting the new standard, Net income decreased by $1,217,000, Basic earnings per share decreased by $0.07 and Diluted earnings per share decreased by $0.06. For the fourth quarter of 2006 approximately $1,500,000 and $.08 were included in Net income and Basic and Diluted earnings per share, respectively, relating to expenses associated with the retirement of the Company’s former Chairman and Chief Executive Officer.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Controls and Procedures

Based on their evaluation as of December 31, 2006, our Chief Executive Officer, Chief Financial Officer and Corporate Controller and Chief Accounting Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective.

Our assessment of the effectiveness of our internal control over financial reporting was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their reports appearing on page 74, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2006.

Changes in internal control over financial reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LoJack Corporation:

Westwood, Massachusetts

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that LoJack Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company, and our report dated March 12, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, effective January 1, 2006.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 12, 2007

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

Our Amended and Restated Code of Business Conduct and Ethics, or the Code of Business Conduct and Ethics, applies to our directors, officers and employees. The Code of Business Conduct and Ethics is posted on our website, www.lojack.com, under “Investor Relations” under the heading “Corporate Governance.” Any waiver for directors or executive officers from a provision of the Code of Business Conduct and Ethics must be approved by our Board of Directors and shall be disclosed on a Form 8-K within four business days. Additionally, we intend to satisfy our disclosure requirement regarding any amendment to the Code of Business Conduct and Ethics by posting such information on our website within four business days.

Our website address is included in this Annual Report on Form 10-K as a textual reference only and the information in our website is not incorporated by reference into this Annual Report on Form 10-K.

See Item 1, Business—Executive Officers.

The remainder of the information required by this Item 10 is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 17, 2007 under the headings “Proposal No. 1—Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11—EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 17, 2007 under the headings “Executive Compensation” and “Director Compensation” and “Proposal No. 1—Election of Directors.”

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 17, 2007 under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Securities Authorized For Issuance Under Equity Compensation Plans.”

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 17, 2007 under the heading “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 17, 2007 under the heading “Auditors.”

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following documents are filed as part of this annual report:

The financial statements and report of the independent registered public accounting firm required by this Item are included in Part II, Item 8.

(b)	Exhibits

3A.	Amended By-Laws (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 1992, filed with the Commission, File No. 001-08439).

3B.	Restated Articles of Organization, as amended (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on October 23, 2004, File No. 001-08439).

4A.	Amended Specimen Share Certificate (incorporated by reference to Exhibit 4A to File No. 2-98609).

4B.	Rights Agreement, dated December 17, 1999, between the Company and American Stock Transfer and Trust Company (incorporated by reference to the Company’s registration statement on Form 8-12G, filed with the Commission on December 20, 1999, File No. 28563).

4C.	Support Agreement, dated as of October 29, 2004, by and among the Company, 6292887 Canada Inc. and LoJack ExchangeCo Canada Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on November 3,2004, File No. 001-08439).

4D.	Voting and Exchange Trust Agreement, dated as of October 29, 2004, by and among LoJack Corporation, LoJack ExchangeCo Canada Inc. and Computershare Trust Company of Canada. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on November 3, 2004, File No. 001-08439).

4E.	Combination Agreement, dated as of August 16, 2004, by and among LoJack Corporation, 4246624 Canada Inc. and Boomerang Tracking Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on October 13, 2004, File No. 001-08439).

4F.	Principal Shareholders Voting Agreement, dated as of August 16, 2004, by and among LoJack Corporation, 4246624 Canada Inc., Automobility Inc., André Boulay, Peter Lashchuk and Robert Nelson (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on October 23, 2004, File No. 001-08439).

10A.	Loan Agreement, dated June 21, 2002, among Citizens Bank of Massachusetts and the Company, LoJack International Corporation, LoJack of New Jersey Corporation, Recovery Systems, Inc., LoJack Holdings Corporation, LoJack of Pennsylvania, Inc., LoJack Recovery Systems Business Trust, LoJack Arizona, LLC, Vehicle Recovery Systems Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission, File No.001-08439).

10B.	Loan Agreement, between the Company and its Argentine licensee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission, File No. 108439 (the “September 2002 Form 10-Q”)).

10C.	Promissory Note, dated September 5, 2002, issued to the Company by its Argentine licensee (incorporated by reference to the September 2002 Form 10-Q).

10D.	Pledge and Security Agreement, dated September 5, 2002, made by Carlos Roberto Mackinlay in favor of the Company (incorporated by reference to the September 2002 Form 10-Q).

10E.	Pledge and Security Agreement, dated September 5, 2002, made by Roberto Bonanni Rey in favor of the Company (incorporated by reference to the September 2002 Form 10-Q).

10F.	Guarantee Agreement, dated September 5, 2002, by Carlos Roberto Mackinlay in favor of the Company (incorporated by reference to the September 2002 Form 10-Q).

10G.	Amendment, effective November 30, 2002, to the September 5, 2002 Loan Agreement, entered into by and among Car Security S.A., LoJack Recovery Systems Business Trust, the Company, Carlos Mackinlay and Roberto Bonanni Rey (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Commission, File No. 001-08439, (the “2002 Form 10-K”)).

10H.++	Restated and Amended Stock Incentive Plan, as restated February 28, 2001, and as amended on October 11, 2001 and December 23, 2002 (incorporated by reference to the 2002 Form 10-K).

10I.++	Form of Senior Management Option Agreement (incorporated by reference to the 2002 Form 10-K).

10J.++	Form of Non-Employee Director Option Agreement (incorporated by reference to the 2002 Form 10-K).

10K.	Amendment No. 1 to Loan Agreement and Consent, dated as of January 8, 2003, by and among the Company, LoJack International Corporation, Vehicle Recovery Systems Company, LoJack Global LLC, LoJack Operating Company, L.P. and Citizens Bank of Massachusetts (incorporated by reference to the 2002 Form 10-K).

10L.	Subscription Agreement, dated as of March 14, 2002, by and among LoJack de México, S. de R.L. de C.V., Grupo Car Mart, S.A. de C.V. and José Antonio Ocejo Gutiérrez (incorporated by reference to the 2002 Form 10-K).

10M.	Contrat D’Emission D’ Obligations Convertibles (Agreement to Issue Convertible Bonds), dated March 10, 2003, between the Company and its French licensee, Traqueur (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Commission, File No. 001-08439).

(a) As executed

(b) English translation

10N.	Avenant Au Contrat D’Emission D’Obligations Convertibles, (Amendment to Agreement to Issue Convertible Bonds), dated March 25, 2003, between the Company and its French licensee, Traqueur (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Commission, File No. 001-08439 (the “June 2003 10-Q”)).

(a) As executed

(b) English translation

10O.	Protocle D’investissement (Investment Agreement), dated July 28, 2003, between the Company and its French licensee, Traqueur (incorporated by reference to the June 2003 10-Q).

(a) As executed

(b) English translation

10P.	Letter agreements, dated July 28, 2003, to purchase 400 shares in Traqueur (incorporated by reference to the June 2003 10-Q).

(a) A proposed transfer of shares and waiver of preemptive rights

(b) Letter regarding exercise of preemptive rights to purchase by LoJack Corporation

(c) Letter to waive preemptive rights by Tracker Network UK Limited

10Q.	Termes et conditions de l’avance en compte courant au profit de la societe, (Advance Agreement), dated October 31, 2003, between the Company and its French licensee, Traqueur (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission, File No. 001-08439).

(a) As executed

(b) English translation

10R.	Agreement for the Design & Supply of VLU5 Products, dated December 29, 2003, between the Company and Plextek Limited, (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission, File No. 001-08439 (the “2003 Form 10-K”)).

10S.	Amendment to the Shareholder Loan to the Benefit of Traqueur SA, dated December 15, 2003, between the Company and its French licensee, Traqueur.

(a) As executed

(b) English translation (incorporated by reference to the 2003 Form 10-K).

10T.	Shareholders Agreement, dated December 15, 2003, by and among Traqueur Shareholders

(a) As executed

(b) English translation (incorporated by reference to Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission, File No. 001-08439 (the “2004 Form 10K”)).

10U.++	LoJack Corporation 2003 Stock Incentive Plan (incorporated by reference to the 2003 Form 10-K).

10V.++	Form of LoJack Corporation 2003 Stock Incentive Plan Stock Option Agreement (incorporated by reference to the 2003 Form 10-K).

10W.++	Form of LoJack Corporation Restricted Stock Agreement for Officers (incorporated by reference to the 2003 Form 10-K).

10X.	Multicurrency Credit Agreement, dated as of October 29, 2004, among LoJack Corporation, LoJack ExchangeCo Canada Inc., the Guarantors from time to time parties hereto, the Lenders from time to time party hereto and Harris Trust and Savings Bank, as Administrative Agent, and Bank of Montreal, as Canadian Co-Agent. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on November 3, 2004, File No. 001-08439).

10Y.	Fourth Amendment to Loan Agreement, dated June 8, 2004 among Citizens Bank of Massachusetts and the Company, LoJack International Corporation, LoJack Global LLC, LoJack Operating Company, L.P. and Vehicle Recovery Systems Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission, File No. 001-08439).

10Z.	Fifth Amendment to Loan Agreement, dated as of October 29, 2004, by and among Citizens Bank of Massachusetts and LoJack Corporation, LoJack International Corporation, LoJack Global LLC, LoJack Operating Company, L.P. and Vehicle Recovery Systems Company. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on November 3, 2004, File No. 001-08439).

10aa.	LoJack Nonqualified Deferred Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on December 21, 2004, File No. 001-08439).

10bb.	Boomerang Tracking Inc. Contract with Bell Canada and Bell Mobility Inc relating to the provision of cell phone services in Canada for resale (the “Bell Mobility Contract”) (incorporated by reference to the 2004 Form 10-K).

10cc.	Boomerang Tracking Inc. Amendment to the Bell Mobility Contract. (incorporated by reference to the 2004 Form 10-K).

10dd.	Boomerang Tracking Inc. Contract with The Createch Group for services relating to upgrading enterprise software. (incorporated by reference to the 2004 Form 10-K).

10ee	Sixth Amendment to Loan Agreement, dated as of April 27, 2005, by and among Citizens Bank of Massachusetts and LoJack Corporation, LoJack International Corporation, LoJack Global LLC, LoJack Operating Company, L.P. and Vehicle Recovery Systems Company. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2005, filed with the Commission on May 10, 2005, File No. 001-08439, (the “March 2005 Form 10-Q”).

10ff.	First Amendment to Multicurrency Credit Agreement among LoJack Corporation, LoJack ExchangeCo Canada Inc., the Guarantors from time to time parties thereto, the Lenders from time to time party thereto and Harris Trust and Savings Bank, as Administrative Agent, and Bank of Montreal, as Canadian Co-Agent. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with Commission on May 10, 2005, File No. 001-08439).

10gg.	Second Amendment to Multicurrency Credit Agreement among LoJack Corporation, LoJack ExchangeCo Canada Inc., the Guarantors from time to time parties hereto, the Lenders from time to time party hereto and Harris Trust and Savings Bank, as Administrative Agent, and Bank of Montreal, as Canadian Co-Agent. (incorporated by reference to the March 2005 Form 10-Q).

10hh.	Royal Business OperatingLine Agreement, by and among Boomerang Tracking, Inc. and Royal Bank of Canada, dated May 20, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with Commission on August 9, 2005, File No. 001-08439).

10ii.	Third Amendment to Multicurrency Credit Agreement, dated as of September 23, 2005, among LoJack Corporation, LoJack ExchangeCo Canada Inc., the Guarantors from time to time parties thereto, the Lenders from time to time party thereto and Harris Trust and Savings Bank, as Administrative Agent, and Bank of Montreal, as Canadian Co-Agent. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with Commission on November 9, 2005, File No. 001-08439).

10jj.	Seventh Amendment to Loan Agreement, dated as of June 30, 2005, by and among Citizens Bank of Massachusetts and LoJack Corporation, LoJack International Corporation, LoJack Global LLC, LoJack Operating Company, L.P. and Vehicle Recovery Systems Company. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with Commission on November 9, 2005, File No. 001-08439).

10kk.++	Forms of Single and Double Trigger Change of Control Agreements. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2006, File No. 001-08439).

10ll.++	Summary of LoJack Corporation Director Compensation. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2006, File No. 001-08439).

10mm.	Preferred Stock Purchase Agreement by and between SCIN, Inc. and LoJack Corporation dated October 12, 2006. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with Commission on November 9, 2006, File No. 001-08439).

10nn++	Retirement and Noncompetition Agreement by and between Joseph F. Abely and LoJack Corporation, dated November 17, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with Commission on November 21, 2006, File No. 001-08439).

10oo.	Fourth Amendment to Multicurrency Credit Agreement, dated as of February 20, 2007, among LoJack Corporation, LoJack ExchangeCo Canada Inc., the Guarantors from time to time parties thereto, the Lenders from time to time party thereto and Harris Trust and Savings Bank, as Administrative Agent, and Bank of Montreal, as Canadian Co-Agent. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on February 22, 2007, File No. 001-08439).

21.*	Subsidiaries of the Registrant.

23.*	Consent of Deloitte & Touche LLP.

31.1.*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.2.*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.3.*	Rule 13a-14(a)/15(d)–14(a) Certification.

32.*	Certification Pursuant to 18 U.S.C Section 1350. (furnished)

*	Indicates an exhibit which is filed herewith.
++	Indicates an exhibit which constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Westwood, Commonwealth of Massachusetts, on the 8th day of March 2007.

LOJACK CORPORATION
(Registrant)

By:	/s/ RICHARD T. RILEY
Richard T. Riley
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ RICHARD T. RILEY Richard T. Riley	Chairman and Chief Executive Officer	March 12, 2007

/s/ RONALD V. WATERS III Ronald V. Waters III	President, Chief Operating Officer and Director	March 12, 2007

/s/ MICHAEL UMANA Michael Umana	Senior Vice President and Chief Financial Officer (principal financial officer)	March 12, 2007

/s/ RORY J. COWAN Rory J. Cowan	Director	March 12, 2007

/s/ JOHN H. MACKINNON John H. MacKinnon	Director	March 12, 2007

/s/ ROBERT J. MURRAY Robert J. Murray	Director	March 12, 2007

/s/ ROBERT L. REWEY Robert L. Rewey	Director	March 12, 2007

/s/ HARVEY ROSENTHAL Harvey Rosenthal	Director	March 12, 2007

/s/ MARIA RENNA SHARPE Maria Renna Sharpe	Director	March 12, 2007

/s/ BRIAN D. BOYCE Brian D. Boyce	Corporate Controller and Chief Accounting Officer (principal accounting officer)	March 12, 2007