Form 10-Q
period 2007-03-31
LOJACK CORP
filed 2007-05-10
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-08439

LOJACK CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2664794
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

200 Lowder Brook Drive, Suite 1000 Westwood, Massachusetts	02090
(Address of principal executive offices)	(Zip code)

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

As of May 3, 2007, there were 18,739,422 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$25,237	$24,036
Short-term investments at fair value	28,965	22,442
Accounts receivable—Net	39,020	37,547
Inventories	15,109	16,244
Prepaid expenses and other	3,986	4,059
Prepaid income taxes	—	2,118
Deferred income taxes	6,417	5,415

Total current assets	118,734	111,861
PROPERTY AND EQUIPMENT—NET	21,463	21,571
DEFERRED INCOME TAXES	7,484	6,699
INTANGIBLE ASSETS—NET	6,174	6,416
GOODWILL	46,707	46,287
OTHER ASSETS—NET	9,194	9,186

TOTAL	$209,756	$202,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$11,809	$9,559
Accounts payable	8,192	6,394
Accrued and other liabilities	8,452	6,754
Current portion of deferred revenue	20,999	20,999
Accrued compensation	3,580	6,758

Total current liabilities	53,032	50,464

LONG TERM DEBT	7,996	9,242
DEFERRED REVENUE	28,287	27,816
DEFERRED INCOME TAXES	2,090	2,200
ACCRUED AND OTHER LIABILITIES	1,258	—
ACCRUED COMPENSATION	2,479	2,298

Total liabilities	95,142	92,020

STOCKHOLDERS’ EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares; one special voting preferred share issued and outstanding	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding, 18,738,992 at March 31, 2007 and 18,577,105 at December 31, 2006.	187	186
Additional paid-in capital	32,821	33,719
Accumulated other comprehensive income	2,742	2,433
Retained earnings	78,864	73,662

Total stockholders’ equity	114,614	110,000

TOTAL	$209,756	$202,020

The accompanying notes are an integral part of the condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Revenues	$54,098	$50,702
Cost of goods sold	24,423	24,766

Gross margin	29,675	25,936

Costs and expenses:
Product development	1,459	1,579
Sales and marketing	10,337	10,282
General and administrative	7,537	8,370
Depreciation and amortization	1,693	1,614

Total	21,026	21,845

Operating income	8,649	4,091

Other income (expense):
Interest income	459	311
Interest expense	(250)	(252)
Other, net	267	310

Total	476	369

Income before provision for income taxes	9,125	4,460
Provision for income taxes	3,006	1,524

Net income	$6,119	$2,936

Earnings per share:
Basic	$0.33	$0.16

Diluted	$0.32	$0.15

Weighted average shares:
Basic	18,378,739	18,815,529

Diluted	19,105,487	19,934,802

The accompanying notes are an integral part of the condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,119	$2,936
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	982	1,121
Depreciation and amortization	1,867	1,877
Fair value adjustment to warrants	(452)	—
Allowance for doubtful accounts	35	(27)
Deferred income taxes	(1,635)	(1,782)
Gain on disposal of property and equipment	(59)	(8)
Gain on sale of marketable securities	(286)	(96)
Gain on foreign exchange transactions	15	(172)
Excess tax benefit related to stock option plan	448	488
Minority interest in consolidated subsidiary	155	(43)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(2,120)	(1,447)
Inventories	1,172	(2,895)
Prepaid expenses and other	83	793
Prepaid income taxes	2,118	273
Other assets	(525)	(30)
Accounts payable	1,768	672
Accrued and other liabilities	(108)	121
Deferred revenue, net recognized and additions	370	621

Net cash provided by operating activities	9,947	2,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,416)	(2,596)
Purchase of marketable securities	(20,651)	(18,786)
Proceeds from the sale of marketable securities	14,782	22,102
Other	57	63

Net cash (used for) provided by investing activities	(7,228)	783

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	2,482	2,257
Excess tax benefit related to stock option plan	1,072	1,399
Repayment of debt, capital lease obligations and short-term borrowings	(1,325)	(1,316)
Proceeds from debt and short-term borrowings	2,159	1,280
Repurchase of common stock	(5,884)	(11,840)

Net cash used for financing activities	(1,496)	(8,220)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(22)	272

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,201	(4,763)
BEGINNING CASH AND EQUIVALENTS	24,036	18,775

ENDING CASH AND EQUIVALENTS	$25,237	$14,012

Supplemental cash flow information:
Income taxes paid	$227	$328
Interest paid	$265	$260

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

1. Stock-Based Compensation

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No 123(R), Share-Based Payment, or SFAS 123(R). The standard requires the recognition of compensation costs for all share-based payment awards made to employees and directors based upon the awards’ estimated grant date fair value. The standard covers employee stock options, unvested stock and employee stock purchases related to our employee stock purchase plan. We previously accounted for stock-based compensation for employees and directors under the recognition and measurement principles of Accounting Principles Board, or APB, No. 25, “Accounting for Stock Issued to Employees”, and elected the disclosure alternative under Statement of Financial Accounting Standards No. 123, or SFAS 123, “Accounting for Stock-Based Compensation-Transition and Disclosure”.

We adopted SFAS 123(R) using the modified prospective transition method which requires applying the standard as of January 1, 2006. The modified prospective transition method does not result in the restatement of results from prior periods and accordingly, the results of operations for 2006 and subsequent periods will not be comparable to our historical results of operations. Total pre-tax stock-based compensation expense recognized for the three months ended March 31, 2007 and 2006 was $982,000 and $1,121,000, respectively. Included in stock-based compensation expense for the quarter ended March 31, 2006 was $456,000 relating to acceleration of vesting under stock option agreements arising from severance arrangements with two of our former executives. Stock-based compensation expense recognized for all equity-based awards is net of estimated forfeitures.

2. Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 is an interpretation of FASB Statement 109, Accounting for Income Taxes. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes. The cumulative effect of adopting FIN 48 on January 1, 2007 resulted in a reduction in retained earnings of $917,000, an increase in deferred tax assets of $341,000 and an increase in income taxes payable of $1,258,000 related to uncertain tax benefits, which reflects the change in the recognition or measurement criteria under FIN 48.

As of January 1, 2007, the Company had unrecognized tax benefits totaling approximately $1,555,000. To the extent these unrecognized benefits are ultimately recognized, we estimate that approximately $1,100,000 will impact our effective tax rate. In the next twelve months, we anticipate that we will settle one state examination, which will result in the payment or recognition of approximately $214,000 of unrecognized benefits. In addition, the statute of limitations will lapse in certain states, which would have an immaterial effect on our unrecognized benefits.

We and our subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal income tax matters for tax years through 2004. In addition, substantially all material state, local, and foreign income tax matters have been concluded for tax years through 1998.

Our accounting policy is to recognize interest and penalties related to income tax matters within income tax expense. We had $250,000 accrued for interest and $0 accrued for penalties at January 1, 2007. Accrued interest for the quarter ended March 31, 2007 was not significant.

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

A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended March 31, 2007 and 2006, respectively, is as follows:

	March 31, 2007	March 31, 2006
Weighted average shares for basic	18,378,739	18,815,529
Dilutive effect of stock options and unvested stock	726,748	1,119,273

Weighted average shares for diluted	19,105,487	19,934,802

Options to purchase 326,050 and 85,000 shares of common stock were outstanding for the three month periods ended March 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares, and the effect of including these securities would have been antidilutive.

4. Inventories

Inventories are classified as follows (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$593	$596
Work in process	673	524
Finished goods	13,843	15,124

Total inventories	$15,109	$16,244

5. Stock Repurchase Plans

In February 2006, our Board of Directors authorized a new stock repurchase plan, or the 2006 Repurchase Plan. The 2006 Repurchase Plan, which replaced the repurchase plan adopted in 1996, authorizes us to repurchase up to 2,000,000 shares of our common stock. Through November 30, 2006 we had repurchased 1,244,566 shares of common stock under the 2006 Repurchase Plan. In December 2006, the Board reset the 2006 Repurchase plan limit to 2,000,000 shares. During the quarter ended March 31, 2007 we repurchased 304,592 shares for a total purchase price of $5,884,000. As of March 31, 2007, we had repurchased 1,549,158 shares at a cost of $30,115,000 under the 2006 Repurchase Plan.

6. Comprehensive Income

Total comprehensive income and its components for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	March 31, 2007	March 31, 2006
Net income	$6,119	$2,936
Other comprehensive income:
Foreign currency translation adjustments	328	372
Unrealized gains on derivative instruments, net of tax	—	6
Unrealized losses on marketable securities, net of tax	(19)	(29)

Total comprehensive income	$6,428	$3,285

Total accumulated other comprehensive income and its components were as follows (in thousands):

	March 31, 2007	December 31, 2006
Foreign currency translation adjustments	$2,716	$2,388
Unrealized gain on marketable securities, net of tax	26	45

Total accumulated other comprehensive income	$2,742	$2,433

7. Segment Reporting

We have three separately managed and reported business segments: domestic, international, and Boomerang, our Canadian operation.

The following table presents information about our business segments for the three months ended March 31, 2007 and 2006 (in thousands). Certain general overhead costs and income taxes have been allocated to the domestic and international segments based on methods considered to be reasonable by our management.

	Domestic Segment	International Segment	Boomerang Segment	Consolidated
Condensed Consolidated Income Statement Data
Three Months Ended March 31, 2007
Revenues	$38,381	$11,242	$4,475	$54,098
Depreciation and amortization	1,213	50	604	1,867
Interest expense	(5)	(5)	260	250
Interest income	225	230	4	459
Net income (loss)	3,477	2,902	(260)	6,119

Three Months Ended March 31, 2006
Revenues	$35,249	$10,674	$4,779	$50,702
Depreciation and amortization	1,258	31	588	1,877
Interest expense	9	4	239	252
Interest income	150	150	11	311
Net income (loss)	908	2,212	(184)	2,936

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended March 31, 2007 versus the three months ended March 31, 2006

Revenues

Revenues for the three months ended March 31, 2007 increased by $3,396,000, or 7%, as compared to the same period a year ago.

For the three months ended March 31, 2007, revenues relating to our domestic segment increased by $3,132,000, or 9%, as compared to the same period a year ago, primarily due to:

•

An increase of $1,140,000, or 4%, in revenues resulting from a 7% increase in the number of LoJack Units sold during the period. We continued to improve penetration in each of the major markets in which we operate. Our various installation models including traditional LoJack installations, certified dealer installations, bulk installations and independent third party installations provide flexibility for our customers based on their competitive environment and current business needs;

•	An increase of $651,000, or 67%, in revenues recognized from the sale of LoJack for Motorcycles units;

•	An increase of $539,000, or 47%, in revenues recognized from the sale of warranty products;

•

An increase of $464,000, or 40%, relating to LoJack’s Early Warning product, as the number of units in the installed base continues to grow. Revenues for this product are initially deferred and then recognized over 5 years, the estimated life of vehicle ownership; and

•	An increase of $480,000 in other revenues, primarily related to royalty income from the vesting of stock warrants issued by Absolute Software, Inc, or Absolute Software.

For the three months ended March 31, 2007, revenues related to our international segment increased by $568,000, or 5%, as compared to the same period a year ago primarily due to increased royalty revenues of $504,000. The number of units installed in the licensees’ customer base, which positively impacts the royalty calculation, continued to increase.

For the three months ended March 31, 2007, we recorded $4,475,000 in revenues at our Boomerang segment which represented a $304,000, or 6%, decline when compared to the same period a year ago. This decrease was primarily due to revenue declines in the Quebec market where the segment is in the process of transitioning customers from an analog product to a digital product. We are executing several initiatives aimed at increasing this segment’s revenues: (a) increased market penetration of our Espion product line in Quebec to reinforce our offering for the premium vehicle segment, (b) increased market penetration of our BoomXpress product to service the mid-size car market, (c) launch of new insurance company programs with two of the largest vehicle companies in Quebec and (d) expansion into British Columbia later this year.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2007 was 45% of revenues as compared to 49% of revenues for the comparable period one year ago.

Cost of goods sold relating to our domestic segment for the quarter ended March 31, 2007 decreased to 45% of revenues as compared to 49% of revenues for the same period a year ago. This improvement is primarily due to the completion of the shift from the old generation LoJack Unit to the next generation unit sub-contracted to Plextek Limited. The next generation LoJack Unit not only represents improved technology but can be manufactured at a much lower per unit cost than its predecessor. During the quarter we saw a shift from bulk installations to a greater percentage of third party installations, as several dealers continued to adjust to installation models that fit their business needs. Third party installations generally carry a greater gross margin than bulk installations. We continue to expect that as the business needs of our dealers change the mix in installation methods will fluctuate within a narrow range. In addition, the domestic cost of goods sold percentage was favorably impacted by royalty income associated with the vesting of Absolute Software warrants which have no corresponding impact on cost of goods sold. These favorable variances were offset by a decrease in depreciation expense and an increase in installation costs due to higher benefit costs.

Cost of goods sold relating to our international segment decreased to 43% of revenues for the quarter ended March 31, 2007, as compared to 50% of revenues for the same period a year ago, largely due to (i) a shift in LoJack Unit sales to a lower manufactured unit cost and (ii) an increase in royalty revenues for which there are no directly associated cost of goods sold.

Cost of goods sold relating to our Boomerang segment for the quarter ended March 31, 2007 was 47% of revenues, as compared to 43% of revenues for the same period a year ago. This increase was mainly due to the negative impact of the higher cost Espion product and bulk installation of Boomerang Xpress units which have lower price points than the traditional Boomerang products.

Product Development

Product development expenses decreased by $120,000, or 8%, for the three months ended March 31, 2007 as compared to the same period a year earlier. The decrease was the result of a $259,000 reduction in outsourced product development costs. This was partially offset by an $186,000 increase in internal personnel related expenses necessary to support our long-term new product initiatives.

Sales and Marketing

Sales and marketing expenses increased by $55,000, or 1%, for the three months ended March 31, 2007, as compared to the same period a year earlier, primarily due to:

•	Increased bad debt expense of $82,000;

•	Increased compensation related expenses of $78,000; and

•	Increased incentive program management expenses of $72,000; offset by

•	Decreased travel and meeting related expenses of $193,000.

General and Administrative

General and administrative expenses decreased by $833,000, or 10%, for the three months ended March 31, 2007 as compared to the same period a year earlier primarily due to:

•	A $525,000 decrease in severance and stock compensation related costs;

•	A $452,000 reduction in legal expenses primarily relating to costs for the civil suit with Clare, Inc. incurred in the first quarter of 2006; and

•	Decreased consulting fees of $286,000 primarily relating to our international expansion efforts in 2006; offset by

•	Increased personnel related costs of $499,000 necessary to support future growth.

Depreciation and Amortization

Depreciation and amortization expenses increased by $79,000, or 5%, for the three months ended March 31, 2007 as compared to the same period one year ago. The increase is primarily related to depreciation expense arising from upgrading our technological infrastructure and investing in tooling equipment to support increased manufacturing capacity at our subcontractor’s facilities.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2007 increased by $107,000 when compared to the same period one year ago primarily due to an increase in interest income resulting from higher investment returns and a larger average invested fund balance. Other income, net, includes $197,000 of investment gains incurred as a result of our exercise and sale of 100,000 shares of Absolute Software common stock.

Provision for Income Taxes

The provision for income taxes increased by $1,482,000, or 97%, for the three months ended March 31, 2007, as compared to the same period a year ago primarily due to a $4,665,000 increase in pre-tax income. Our effective combined tax rate decreased to 32.9% for the period ending March 31, 2007 as compared to 34.2% primarily due to larger percentage of our pre-tax income being taxed at a lower international effective tax rate.

Net Income and Earnings Per Share

As a result of the foregoing, net income for the three months ended March 31, 2007 increased by $3,183,000 to $6,119,000, or $.32 per diluted share from $2,936,000, or $.15 per diluted share in the same period in 2006.

Recent Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The provisions of SFAS 157 are effective for us beginning January 1, 2008. We have not yet adopted this pronouncement and are currently evaluating the expected impact that the adoption of SFAS 157 will have on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS, No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for us beginning January 1, 2008. If a company elects to apply the provisions of the Statement to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. We are currently assessing whether we will elect to use the fair value option for any of our eligible items.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements include our accounts and those of our subsidiaries, most of which are wholly owned. Intercompany transactions and balances are eliminated in consolidation. Management is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The actual results could differ from those estimates. Our accounting policies are described in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the period ended December 31, 2006. A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Liquidity and Capital Resources

We generate positive cash flows from our operations and expect this trend to continue in both the short and long-term. This liquidity is contingent on continued customer demand for our products and services and continuing our existing relationships with automobile dealers and insurance companies, international licensees and certain law enforcement agencies. In response to trends in the industry which may limit the number of locations where we may install LoJack Units within a vehicle, we are accelerating the development of our next generation product. We expect this next generation product will enable us to further expedite installations and provide the opportunity for installation of the LoJack Units in a greater number of locations within a vehicle. We believe that we will be able to keep pace with required technological changes in our products and expect that our sales and marketing initiatives will continue to drive demand.

Additional uses of cash will be based on rate of return analyses, but may include acquisitions, repurchases of our common stock, investments in new technologies, products and/or international licensees or markets, which may require substantial investments of capital. We plan to continue to improve and expand our infrastructure and explore opportunities in international markets, including the development or acquisition of new technologies and the potential for strategic partnerships or acquisitions, alliances and/or equity investments. In October 2005, we implemented an initiative in Italy to own and operate a LoJack stolen vehicle recovery network. We estimate that this ownership will require an additional investment of approximately $6,000,000 to $7,000,000 over the next two to three years. This includes a capital investment of $1,000,000 to implement the LoJack network and the recognition of $5,000,000 to $6,000,000 of LoJack Italia losses in our operating results. We anticipate that the long-term profitability generated by the Italian operation after the investment period and the value that will be created as a result of the recurring fee structure will provide us with an adequate return on this investment.

Domestically, we intend to continue to expand our geographic presence and develop or acquire new technologies and may introduce new products that leverage our brand recognition, proven technology and knowledge of the process of stolen vehicle recovery.

We expect our initiative to own and operate the Italian stolen vehicle recovery network coupled with our longer term international investment requirements, technological development and domestic expansion to be funded using existing cash, cash flows from operations and, if necessary, our borrowing facilities.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2007	2006
Cash provided by (used for):
Operating activities	$9,947	$2,402
Investing activities	(7,228)	783
Financing activities	(1,496)	(8,220)
Effect of exchange rate changes on cash	(22)	272

Increase (Decrease) in cash and equivalents	$1,201	$(4,763)

Cash provided by operating activities increased by $7,545,000 during the three months ended March 31, 2007, compared to the same period in 2006. The increase was due to an increase in net income of $3,183,000, which is partially offset by the fair value adjustment of $452,000 made to the Absolute Software warrants and an increase in other working capital items of $4,901,000.

Cash used for investing activities increased by $8,011,000 during the three months ended March 31, 2007, compared to the same period in 2006, primarily due to a $9,185,000 shift from a net proceeds balance to a net purchase balance offset by a decrease in capital expenditures of $1,180,000 during the three months ended March 31, 2006, which included tooling and testing equipment related to our “next generation” LoJack Unit.

Cash used in financing activities decreased by $6,724,000 during the three months ended March 31, 2007, compared to the same period in 2006. The decrease primarily related to a decrease in our stock repurchase activity of $5,956,000, and a decrease of $327,000 in the tax benefit related to the exercise of stock options. These decreases were partially offset by net cash proceeds from borrowings of $870,000, and an increase in cash generated from the exercise of stock options of $225,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risk due to the nature of our financial instruments. Our financial instruments at March 31, 2007 consisted of cash and equivalents, short-term investments, accounts receivable, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities. The fair value of these financial instruments as of March 31, 2007, approximated their carrying values. Our short-term investments are in the form of investment-grade commercial paper, corporate bonds and U.S. Government and agency securities that are carried at fair value in the financial statements.

Our primary market risk exposures relate to interest rate risk, foreign currency exchange rate risk and market value risk relating to common stock price of Absolute Software. Significant changes in the market price of Absolute Software’s common stock could result in significant swings in revenue and other income. Based on the Absolute warrants outstanding as of March 31, 2007, a $1.00 change in the market price of Absolute Software’s common stock would result in a $46,000 change in the fair value of the warrants.

Interest rate exposure relates primarily to the effect of interest rate changes on amounts outstanding under our term loan and revolver for which there was CAD$22,892,000 (equivalent to U.S. $19,805,000) of borrowings outstanding as of March 31, 2007 and our variable rate line-of-credit and demand facilities. Based on the outstanding borrowings under the term loan at March 31, 2007, a 1% increase in the interest rate would result in an additional $198,000 of annual interest expense. There was no related interest rate exposure under our line-of-credit and demand facilities, as there were no borrowings outstanding during the quarter ended March 31, 2007.

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

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of our products and services, the effectiveness of our marketing initiatives, the rate of growth in the industries of our customers, the presence of competitors with greater technical, marketing, and financial resources, our ability to promptly and effectively respond to technological change to meet evolving customer needs, the extent of our use of third party installers and distributors, capacity and supply constraints or difficulties, our ability to successfully integrate businesses that we acquire, our ability to successfully expand our operations and changes in general economic or geographical conditions. For a further discussion of these and other significant factors to consider in connection with forward–looking statements concerning us, reference is made to Item 1A “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2006.

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

There have been no changes in our internal control over financial reporting during the first fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Other than as set forth below, we were not a party to any material legal proceedings during the quarter ended March 31, 2007.

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

On July 25, 2006 a Justice of the Court ordered that the jury verdict in favor of LoJack be reduced to approximately $6,800,000 inclusive of pre-judgment interest and previously awarded attorneys fees and costs. The basis of the decision was that a portion of the jury’s verdict was not supported by trial testimony. We believe that the testimony was adequate to support the jury’s verdict. We have filed an appeal of this decision with the Massachusetts Appeals Court, and Clare has appealed the verdict against it. The matter was argued to a three-judge panel of the Massachusetts Appeals Court on April 13, 2007, and we are awaiting their decision.

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

Item 1A.	Risk Factors

The following represents material changes from risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. This information should be read in conjunction with such Annual Report and considered carefully as it could materially adversely affect the Company’s business, operating results or financial condition. Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Cautionary Statements on page 13.

Any negative impact on the sales, licensing and marketing efforts of our principal product would adversely affect our business and results of operations.

Our business depends primarily on the sale, licensing and market acceptance of a principal product, our LoJack System, and related products and services in the United States and 29 foreign countries and the

Boomerang Stolen Vehicle Recovery System in Canada. Because our revenues are dependent on the success of the principal product, any factor affecting its marketability could have a material adverse affect on our business and results of operations. Factors that could harm the successful sale and licensing of the product include all of the factors discussed in this Item 1A including, among others:

•	If automobile dealers with whom we have relationships stop selling or emphasizing our product in connection with their vehicle sales;

•	If law enforcement agencies who currently utilize our LoJack System in the United States do not renew our service contracts;

•	If we are unable to establish a market for our products and services in Italy;

•	If our foreign licensees are unable to establish a market for our products in their jurisdictions;

•	If we are unable to develop enhancements to our products as required by market demand;

•	If third parties are able to locate or impair the function of LoJack Units in vehicles, potentially adversely affecting our recovery rates;

•	If vehicle manufacturers adopt practices, implement new technologies or create systems which may adversely effect the efficacy of the LoJack System;

•	If we are unable to protect our proprietary rights; or

•	If one or more of our competitors introduces a product or system that makes our products obsolete or ineffective.

Our growth depends in part on the development, production and market acceptance of new products which we cannot assure will happen successfully.

To maintain competitiveness in our industry we must support and enhance our existing products and develop new products in response to market demands. Product development involves a high degree of risk and uncertainty due to unforeseen difficulties and costs. We may not be successful in developing, testing, marketing and releasing new products that we believe are necessary to respond to technological developments, evolving industry standards or changing customer requirements. In addition, our new product enhancements may not adequately meet the requirements of the marketplace and may not achieve the broad market acceptance necessary to generate significant revenues. If the release date of any future products or enhancements is delayed, or if these products or enhancements fail to achieve market acceptance when released, our revenues may decrease, we may not be able to recover our costs and our competitive position may be harmed.

If our competitors or vehicle manufacturers develop products, systems or technologies that make our products less competitive or obsolete, our business would be harmed.

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

Several competitors or potential competitors are marketing, or have announced the development of, competitive vehicle recovery systems and products aimed at our target market. In addition, we believe that new market entrants may attempt to develop a system of theft detection or recovery that may be directly competitive with our products. Some of our existing or potential competitors have greater financial, technical, marketing, service and support resources than we have and, as a result, are able to devote greater resources to the development, promotion, sale and support of their systems and products than we are able to devote to our systems and products. If these or other competitors were to:

•	Develop stolen vehicle recovery and tracking products comparable with our LoJack or Boomerang Systems;

•	Market a system capable of being operated or actively monitored by law enforcement agencies;

•	Revise systems and technologies in motor vehicles that do not support our LoJack System; or

•	Develop new and improved products or technologies that render our products or proposed products ineffective, obsolete or less competitive.

Competitive pressures could cause us to lose market share and require us to reduce our prices, which could reduce profit margins. This could cause a decline in our revenues and adversely affect our operating results. We cannot assure you that we will be able to compete successfully against existing companies or new entrants to the marketplace.

For a discussion of the Company’s additional risk factors please refer to Part 1, “Item 1A. Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities during the first quarter of 2007.

Repurchase activity under our 2006 Repurchase Plan for the three months ended March 31, 2007 is as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2007	—	$—	—	2,000,000
February 1 to February 28, 2007	—	—	—	2,000,000
March 1 to March 31, 2007	304,592	19.32	304,592	1,695,408

Total	304,592	$19.32	304,592	1,695,408

(1)	No shares have been purchased by us other than through our publicly announced stock repurchase programs.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.2*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.3*	Rule 13a-14(a)/15(d)–14(a) Certification.

32*	Certification Pursuant to 18 U.S.C. Section 1350.

*	Indicates an exhibit which is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation
Registrant

Date: May 10, 2007	By:	/s/ RICHARD T. RILEY
Richard T. Riley
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2007	By:	/s/ MICHAEL UMANA
Michael Umana
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2007	By:	/s/ BRIAN D. BOYCE
Brian D. Boyce
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)