Form 10-Q
period 2007-06-30
LOJACK CORP
filed 2007-08-08
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 3, 2007, there were 18,829,576 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$29,692	$24,036
Short-term investments at fair value	34,824	22,442
Accounts receivable—Net	40,176	37,547
Inventories	15,385	16,244
Prepaid expenses and other	4,324	4,059
Prepaid income taxes	—	2,118
Deferred income taxes	6,386	5,415

Total current assets	130,787	111,861
PROPERTY AND EQUIPMENT—NET	21,515	21,571
DEFERRED INCOME TAXES	7,245	6,699
INTANGIBLE ASSETS—NET	6,397	6,416
GOODWILL	50,967	46,287
OTHER ASSETS—NET	13,207	9,186

TOTAL	$230,118	$202,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$15,246	$9,559
Accounts payable	7,789	6,394
Accrued and other liabilities	9,317	6,754
Current portion of deferred revenue	22,430	20,999
Accrued compensation	5,121	6,758

Total current liabilities	59,903	50,464

LONG TERM DEBT	7,274	9,242
DEFERRED REVENUE	32,137	27,816
DEFERRED INCOME TAXES	2,145	2,200
ACCRUED AND OTHER LIABILITIES	1,351	—
ACCRUED COMPENSATION	2,606	2,298

Total liabilities	105,416	92,020

STOCKHOLDERS’ EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares; one special voting preferred share issued and outstanding	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding, 18,813,777 at June 30, 2007 and 18,577,105 at December 31, 2006.	188	186
Additional paid-in capital	33,108	33,719
Accumulated other comprehensive income	5,830	2,433
Retained earnings	85,576	73,662

Total stockholders’ equity	124,702	110,000

TOTAL	$230,118	$202,020

The accompanying notes are an integral part of the condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues	$58,223	$56,660	$112,321	$107,362
Cost of goods sold	24,488	25,735	48,911	50,501

Gross margin	33,735	30,925	63,410	56,861

Costs and expenses:
Product development	1,470	1,419	2,929	2,998
Sales and marketing	12,606	12,653	22,943	22,935
General and administrative	7,858	7,058	15,395	15,428
Depreciation and amortization	1,885	1,672	3,579	3,286

Total	23,819	22,802	44,846	44,647

Operating income	9,916	8,123	18,564	12,214

Other income (expense):
Interest income	575	294	1,034	605
Interest expense	(299)	(287)	(549)	(539)
Other, net	95	19	361	329

Total	371	26	846	395

Income before provision for income taxes	10,287	8,149	19,410	12,609
Provision for income taxes	3,575	2,635	6,579	4,159

Net income	$6,712	$5,514	$12,831	$8,450

Earnings per share:
Basic	$0.36	$0.30	$0.70	$0.45

Diluted	$0.35	$0.29	$0.67	$0.43

Weighted average shares:
Basic	18,393,418	18,369,856	18,416,808	18,591,550

Diluted	19,048,991	19,234,814	19,105,324	19,583,670

The accompanying notes are an integral part of the condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,831	$8,450
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,010	2,020
Depreciation and amortization	3,950	3,645
Fair value adjustment to warrants	(938)	—
Allowance for doubtful accounts	167	24
Deferred income taxes	(1,952)	(2,463)
Gain on disposal of property and equipment	(84)	(58)
Gain on sale of marketable securities	(108)	(150)
Gain on foreign exchange transactions	—	(183)
Excess tax benefit related to stock option plan	665	625
Minority interest in subsidiaries	337	(82)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(3,259)	(5,378)
Inventories	1,113	210
Prepaid expenses and other	(202)	1,457
Prepaid income taxes	2,118	1,652
Other assets	95	(33)
Accounts payable	1,279	310
Accrued and other liabilities	1,307	1,835
Deferred revenue	2,680	2,605

Net cash provided by operating activities	22,009	14,486

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(3,000)	(5,719)
Purchase of marketable securities	(34,953)	(28,711)
Proceeds from the sale of marketable securities	23,075	41,222
Other	83	(78)

Net cash (used for) provided by investing activities	(14,795)	6,714

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	4,178	2,867
Issuance of shares under employee stock purchase plan	771	736
Excess tax benefit related to stock option plan	1,651	1,535
Repayment of debt, capital lease obligations and short-term borrowings	(2,798)	(2,683)
Proceeds from debt and short-term borrowings	4,492	1,280
Repurchase of common stock	(9,888)	(25,427)

Net cash used for financing activities	(1,594)	(21,692)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	36	380

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	5,656	(112)
BEGINNING CASH AND EQUIVALENTS	24,036	18,775

ENDING CASH AND EQUIVALENTS	$29,692	$18,663

Supplemental cash flow information:
Income taxes paid	$2,207	$1,021
Interest paid	$549	$540

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

2. Stock-Based Compensation

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS No 123(R), “Share-Based Payment”, or SFAS 123(R). The standard requires the recognition of compensation costs for all share-based payment awards made to employees and directors based upon the awards’ estimated grant date fair value. The standard covers employee stock options, unvested stock and employee stock purchases related to our employee stock purchase plan. We previously accounted for stock-based compensation for employees and directors under the recognition and measurement principles of Accounting Principles Board, or APB, No. 25, “Accounting for Stock Issued to Employees”, and elected the disclosure alternative under Statement of Financial Accounting Standards No. 123, or SFAS 123, “Accounting for Stock-Based Compensation-Transition and Disclosure”.

We adopted SFAS 123(R) using the modified prospective transition method which requires applying the standard as of January 1, 2006. The modified prospective transition method does not result in the restatement of results from prior periods and accordingly, the results of operations for 2006 and subsequent periods will not be comparable to our historical results of operations. Total pre-tax stock-based compensation expense recognized for the three months ended June 30, 2007 and 2006 was $1,028,000 and $899,000, respectively. Total pre-tax stock-based compensation expense recognized for the six months ended June 30, 2007 and 2006 was $2,010,000 and $2,020,000, respectively. Included in stock-based compensation expense for the six months ended June 30, 2006 was $446,000 relating to acceleration of vesting under stock option agreements arising from severance arrangements with two of our former executives. Stock-based compensation expense recognized for all equity-based awards is net of estimated forfeitures.

3. Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48. FIN 48 is an interpretation of FASB Statement 109, “Accounting for Income Taxes”. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes. The cumulative effect of adopting FIN 48 on January 1, 2007 resulted in a reduction in retained earnings of $917,000, an increase in deferred tax assets of $341,000 and an increase in income taxes payable of $1,258,000 related to uncertain tax benefits, each of which reflects a change in the recognition or measurement criteria under FIN 48.

As of January 1, 2007, we had unrecognized tax benefits totaling approximately $1,555,000. To the extent these unrecognized benefits are ultimately recognized, we estimate that approximately $1,100,000 will impact our effective tax rate. As a result of a settlement of a tax audit with the State of New York during the second quarter of 2007, the total amount of unrecognized tax benefits was reduced by approximately $214,000. Of the total $214,000, $183,000 became certain and $31,000 was included as a gross benefit in the provision for income taxes. The deferred tax assets were also reduced by $118,000. The total amount of gross unrecognized tax benefits was approximately $1,341,000 at June 30, 2007.

We and our subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal income tax matters for tax years through 2004. In addition, substantially all material state, local, and foreign income tax matters have been concluded for tax years through 2002.

Our accounting policy is to recognize interest and penalties related to income tax matters within income tax expense. We had $250,000 accrued for interest and $0 accrued for penalties at January 1, 2007. During the second quarter of 2007, $116,000 of interest became certain upon the settlement of the tax audit with the State of New York and $9,000 was included as a gross benefit in the provision for taxes, resulting in an ending interest accrual of $125,000 at June 30, 2007.

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

A reconciliation of weighted average shares used for the basic and diluted computations for the three and six months ended June 30, 2007 and 2006, respectively, is as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Weighted average shares for basic	18,393,418	18,369,856
Dilutive effect of stock options and unvested stock	655,573	864,958

Weighted average shares for diluted	19,048,991	19,234,814

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Weighted average shares for basic	18,416,808	18,591,550
Dilutive effect of stock options and unvested stock	688,516	992,120

Weighted average shares for diluted	19,105,324	19,583,670

Options to purchase 279,125 and 136,670 shares of common stock were outstanding for the three months ended June 30, 2007 and 2006, respectively, and 309,863 and 221,670 shares of common stock were outstanding for the six months ended June 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares, and the effect of including these securities would have been antidilutive.

5. Inventories

Inventories are classified as follows (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$448	$596
Work in process	936	524
Finished goods	14,001	15,124

Total inventories	$15,385	$16,244

6. Stock Repurchase Plans

In February 2006, our Board of Directors authorized a new stock repurchase plan, or the 2006 Repurchase Plan. The 2006 Repurchase Plan, which replaced the repurchase plan adopted in 1996, authorized us to repurchase up to 2,000,000 shares of our common stock. Through November 30, 2006 we had repurchased 1,244,566 shares of common stock under the 2006 Repurchase Plan. In December 2006, the Board reset the 2006 Repurchase Plan limit to 2,000,000 shares. For the six months ended June 30, 2007 we repurchased 499,592 shares of common stock at a total cost to the Company of $9,888,000 or $19.79 per share. Since commencement of the 2006 Repurchase Plan, 1,744,158 shares have been repurchased at a total cost to the Company of $34,119,000 or $19.56 per share. As of June 30, 2007 we are authorized to repurchase up to an additional 1,500,408 shares of our common stock.

7. Comprehensive Income

Total comprehensive income and its components for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$6,712	$5,514	$12,831	$8,450
Other comprehensive income:
Foreign currency translation adjustments	2,215	1,033	2,543	1,405
Unrealized gains on derivative instruments, net of tax	—	5	—	11
Unrealized gains (losses) on marketable securities, net of tax	873	15	854	(14)

Comprehensive income	$9,800	$6,567	$16,228	$9,852

Total accumulated other comprehensive income and its components were as follows (in thousands):

	June 30, 2007	December 31, 2006
Foreign currency translation adjustments	$4,931	$2,388
Unrealized gain on marketable securities, net of tax	899	45

Total accumulated other comprehensive income	$5,830	$2,433

8. Segment Reporting

We have three separately managed and reported business segments: domestic, international, and Boomerang (our Canadian subsidiary).

The following table presents information about our business segments for the three and six months ended June 30, 2007 and 2006 (in thousands). Certain general overhead costs and income taxes have been allocated to the domestic and international segments based on methods considered to be reasonable by our management.

	Domestic Segment	International Segment	Boomerang Segment	Consolidated
Condensed Consolidated Income Statement Data
Three Months Ended June 30, 2007
Revenues	$40,542	$12,414	$5,267	$58,223
Depreciation and amortization	1,346	83	654	2,083
Interest expense	—	—	299	299
Interest income	273	300	2	575
Net income	4,181	2,827	(296)	6,712

Three Months Ended June 30, 2006
Revenues	$39,054	$12,374	$5,232	$56,660
Depreciation and amortization	1,115	57	596	1,768
Interest expense	—	5	282	287
Interest income	134	150	10	294
Net income	3,251	2,194	69	5,514

Six Months Ended June 30, 2007
Revenues	$78,924	$23,655	$9,742	$112,321
Depreciation and amortization	2,535	157	1,258	3,950
Interest expense	(5)	(5)	559	549
Interest income	498	530	6	1,034
Net income	8,149	5,238	(556)	12,831

Six Months Ended June 30, 2006
Revenues	$74,303	$23,048	$10,011	$107,362
Depreciation and amortization	2,381	80	1,184	3,645
Interest expense	9	9	521	539
Interest income	284	300	21	605
Net income	4,343	4,222	(115)	8,450

Segment assets have not materially changed since year-end.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended June 30, 2007 versus the three months ended June 30, 2006

Revenues

Revenues for the three months ended June 30, 2007 increased by $1,563,000, or 3%, as compared to the same period a year ago.

For the three months ended June 30, 2007, revenues relating to our domestic segment increased by $1,488,000, or 4%, as compared to the same period a year ago, primarily due to:

•

A decrease of $380,000, or 1%, in revenues resulting from a 1% decline in the number of LoJack Units sold during the period. The unit and revenue decline in the quarter was a result of economic challenges in our construction sector and a decline in our bulk installation program, especially in the Southern California market. Although unit volume for the quarter was reduced, the economic impact was partially offset by an increase in the average revenue per unit in the dealer channel and improved gross margin dollars as a result of the financial impact of our shift to a lower cost LoJack unit versus the previous year;

•	An increase of $408,000, or 27%, in revenues recognized from the sale of LoJack for Motorcycles units;

•	An increase of $532,000, or 23%, in revenues recognized from the sale of warranty products;

•	An increase of $368,000, or 29%, in revenues recognized from the sale of our Early Warning product;

•	An increase of $621,000, or 204%, in other revenues, primarily related to royalty income from the vesting of stock warrants issued by Absolute Software, Inc, or Absolute Software.

For the three months ended June 30, 2007, revenues related to our international segment increased by $40,000 to $12,414,000, as compared to the same period a year ago. Although the international segment revenue increase was modest, the segment experienced a 9% increase in unit growth when compared to the same period one year ago. Revenue was negatively impacted by new pricing agreements entered into with our international licensees for 2007 and a change in our Brazilian sourcing strategy from locally produced product to imported product which has the effect of lowering both the selling price and related purchase price. The negative revenue impact of these new agreements was offset by a $382,000, or 33%, increase in royalty revenue and a 22% increase in gross margin dollars as a result of the shift to a lower cost product.

For the three months ended June 30, 2007, we recorded $5,267,000 in revenues at our Boomerang segment which was a modest increase when compared to the $5,232,000 recognized in the comparable period one year ago. This was primarily due to the strengthening of the Canadian Dollar versus the United States Dollar during the quarter ended June 30, 2007 when compared to the same quarter one year ago. Boomerang’s unit volume increased 22% for the quarter ended June 30, 2007 compared to the same period one year ago reflecting improved insurance support in the Province of Quebec for the Espion product line and our continued growth in the new car dealer channel in the Province of Ontario.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2007 was 42% of revenues as compared to 45% of revenues for the comparable period one year ago.

Cost of goods sold relating to our domestic segment for the quarter ended June 30, 2007 decreased to 41% of revenues as compared to 43% of revenues for the same period a year ago. This improvement is primarily due to the completion of the shift from the old generation LoJack Unit to the next generation unit. The next generation LoJack Unit not only represents improved technology but can be manufactured at a much lower per unit cost than its predecessor. During the quarter, we also saw a significant rationalization of our installation staff relative to current market conditions and use of third party installation partners, as several dealers continued to adjust to installation models that fit their business needs. We continue to expect that as the business needs of our dealers change, our installation methods may cause our margins to fluctuate. In addition, the domestic cost of goods sold percentage was favorably impacted by $484,000 in royalty income associated with the vesting of our Absolute Software warrants which have no corresponding impact on cost of goods sold.

Cost of goods sold relating to our international segment decreased to 42% of revenues for the quarter ended June 30, 2007, as compared to 54% of revenues for the same period a year ago, largely due to (i) a shift in LoJack Unit sales to a lower manufactured unit cost and (ii) an increase in royalty revenues for which there are no directly associated cost of goods sold.

Cost of goods sold relating to our Boomerang segment for the quarter ended June 30, 2007 was 50% of revenues, as compared to 43% of revenues for the same period a year ago. This increase was mainly due to the negative impact of the higher cost Espion product.

Product Development

Product development expenses increased by $51,000, or 4%, for the three months ended June 30, 2007 as compared to the same period a year earlier. The increase was primarily due to a $90,000 increase in compensation costs, offset by a $28,000 reduction in outsourced product development costs.

Sales and Marketing

Sales and marketing expenses decreased by $47,000 for the three months ended June 30, 2007, as compared to the same period a year earlier, primarily due to:

•	Decreased dealer incentive related costs of $126,000;

•	Decreased travel and meeting related expenses of $76,000; offset by

•	Increased compensation related expenses of $40,000;

•	Increased bad debt expense of $38,000;

•	Increased publication costs of $30,000; and

•	Increased sales related expenses of $32,000 at our Boomerang segment.

General and Administrative

General and administrative expenses increased by $800,000, or 11%, for the three months ended June 30, 2007 as compared to the same period a year earlier primarily due to:

•	Increased compensation related costs necessary to support future growth of $592,000;

•	Increased travel costs primarily related to our international segment of $85,000; and

•	Increased Board of Director compensation costs of $72,000.

Depreciation and Amortization

Depreciation and amortization expense increased by $213,000, or 13%, for the three months ended June 30, 2007 as compared to the same period one year ago. The increase is primarily related to depreciation expense arising from upgrading our technological infrastructure and investing in tooling equipment to support increased manufacturing capacity at our subcontractor’s facilities.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2007 increased by $345,000 when compared to the same period one year ago primarily due to a $281,000, or 96%, increase in interest income resulting from higher investment returns and a larger average invested fund balance.

Provision for Income Taxes

The provision for income taxes increased by $940,000, or 36%, for the three months ended June 30, 2007, as compared to the same period a year ago due to a $2,138,000 increase in pre-tax income and a 2.5% increase to 34.8% in our effective tax rate primarily due to an increase in domestic pre-tax income as a percentage of total pre-tax income. Domestic pre-tax income is taxed at a higher rate than international pre-tax income.

Net Income and Earnings Per Share

As a result of the foregoing, net income for the three months ended June 30, 2007 increased by $1,198,000, or 22%, to $6,712,000, or $0.35 per diluted share from $5,514,000, or $0.29 per diluted share, in the same period in 2006.

Results of Operations for the six months ended June 30, 2007 versus the six months ended June 30, 2006

Revenues

Revenues for the six months ended June 30, 2007 increased by $4,959,000, or 5%, as compared to the same period a year ago.

For the six months ended June 30, 2007, revenues relating to our domestic segment increased by $4,621,000, or 6%, as compared to the same period one year ago, primarily due to:

•

An increase of $710,000, or 1%, in revenues resulting from a 3% rise in the number of LoJack Units sold during the period. The modest unit growth during 2007 was the result of economic challenges in our construction sector and a decline in our bulk installation program, especially in the Southern California market. Although unit volume for 2007 is consistent with the comparable period one year ago, our gross margin per unit contribution has increased as a result of our shift to a lower cost LoJack Unit versus the previous year. During the six month period ended June 30, 2007, we continued to improve penetration in all geographic regions in which we operate;

•	An increase of $1,087,000, or 44%, in revenues recognized from the sale of LoJack for Motorcycles units;

•	An increase of 1,071,000, or 25%, in revenues recognized from the sale of warranty products;

•	An increase of $833,000, or 34%, in revenues relating to our Early Warning product; and

•	An increase of $1,101,000, or 180%, in other revenues, primarily related to royalty income from the vesting of stock warrants issued by Absolute Software.

For the six months ended June 30, 2007, revenues related to our international segment increased by $607,000, or 3%, to $23,655,000, as compared to the same period a year ago. Although the international segment revenue increase was modest, the segment experienced a 13% increase in unit growth when compared to the same period one year ago. Revenue was negatively impacted by new pricing agreements entered into with our international licensees for 2007 and a change in our Brazilian sourcing strategy from locally produced product to imported product which has the effect of lowering both the selling price and related purchase price. The negative revenue impact of these new agreements was offset by an $886,000, or 38%, increase in royalty revenue and a 18% increase in gross margin dollars as a result of the shift to a lower cost product.

For the six months ended June 30, 2007, revenues at our Boomerang segment decreased $269,000, or 3%, to $9,742,000 when compared to the same period one year ago. Boomerang’s unit volume increased 17% for the six months ended June 30, 2007 compared to the same period one year ago reflecting improved insurance support in the Province of Quebec for the Espion product line and our continued growth in the new car dealer channel in the Province of Ontario.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2007 was 44% of revenues as compared to 47% of revenues for the same period one year ago.

Cost of goods sold relating to our domestic segment for the six months ended June 30, 2007 decreased to 43% of revenues as compared to 46% of revenues for the same period a year ago. This improvement is primarily due to the completion of the shift from the old generation LoJack Unit to the next generation unit sub-contracted to Plextek Limited. The next generation LoJack Unit not only represents improved technology but can be manufactured at a much lower per unit cost than its predecessor. During the quarter, we also saw a significant rationalization of our installation staff relative to current market conditions and use of third party installation partners, as several dealers continued to adjust to installation models that fit their business needs. We continue to expect that as the business needs of our dealers change, our installation methods may cause our margins to fluctuate. In addition, the domestic cost of goods sold percentage was favorably impacted by royalty income associated with the vesting of Absolute Software warrants which have no corresponding impact on cost of goods sold.

Cost of goods sold relating to our international segment decreased to 43% of revenues for the six months ended June 30, 2007, as compared to 52% of revenues for the same period a year ago, largely due to (i) a shift in LoJack Unit sales to a lower manufactured unit cost and (ii) an increase in royalty revenues for which there are no directly associated cost of goods sold.

Cost of goods sold relating to our Boomerang segment for the six months ended June 30, 2007 was 48% of revenues, as compared to 43% of revenues for the same period a year ago. This increase was mainly due to the negative impact of the higher cost Espion product.

Product Development

Product development expenses decreased by $69,000, or 2%, for the six months ended June 30, 2007 as compared to the same period a year earlier. This was primarily due to a $287,000 decrease in domestic outsourced product development costs, and a $20,000 decrease in travel expenses, offset by a $276,000 increase in personnel costs as more research and development expenses were incurred internally as opposed to being outsourced.

Sales and Marketing

Sales and marketing expenses increased by $8,000 for the six months ended June 30, 2007, as compared to the same period a year earlier, primarily due to:

•	Increased compensation related expenses of $114,000;

•	Increased bad debt expense of $120,000; and

•	Increased publication costs of $101,000; offset by

•	Decreased travel and meeting related expenses of $268,000; and

•	Decreased media related expenses of $69,000.

General and Administrative

General and administrative expenses decreased by $33,000 for the six months ended June 30, 2007 as compared to the same period a year earlier primarily due to:

•	Decreased legal expenses of $509,000 as the prior year period reflected litigation costs associated with our suit against Clare, Inc.;

•	Decreased consulting fees associated with our international expansion of $322,000; offset by

•	Increased compensation related costs necessary to support future growth of $540,000;

•	Increased travel related expenses primarily related to our international expansion of $150,000; and

•	Increased Board of Director compensation costs of $72,000.

Depreciation and Amortization

Depreciation and amortization expense increased by $293,000, or 9%, for the six months ended June 30, 2007 as compared to the same period one year ago. The increase is primarily related to depreciation expense arising from upgrading our technological infrastructure and investing in tooling equipment to support increased manufacturing capacity at our subcontractor’s facilities.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2007 increased by $451,000, or 114%, when compared to the same period one year ago primarily due to a $429,000, or 71%, increase in interest income resulting from higher investment returns and a larger average invested fund balance.

Provision for Income Taxes

The provision for income taxes increased by $2,420,000, or 58%, for the six months ended June 30, 2007, as compared to the same period a year ago primarily due to a $6,801,000 increase in pre-tax income offset and a 0.9% increase to 33.9% in our effective tax rate.

Net Income and Earnings Per Share

As a result of the foregoing, net income for the six months ended June 30, 2007 increased by $4,381,000, or 52%, to $12,831,000, or $0.67 per diluted share, from $8,450,000, or $0.43 per diluted share in the same period in 2006.

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

In February 2007, the FASB issued SFAS, No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159, which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for us beginning January 1, 2008. If a company elects to apply the provisions of SFAS 159 to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. We are currently assessing whether we will elect to use the fair value option for any of our eligible items.

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

We expect our initiative to own and operate the Italian stolen vehicle recovery network and our longer term international investment requirements, technological development and domestic expansion to be funded using existing cash, cash flows from operations and, if necessary, our borrowing facilities.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2007	2006
Cash provided by (used for):
Operating activities	$22,009	$14,486
Investing activities	(14,795)	6,714
Financing activities	(1,594)	(21,692)
Effect of exchange rate changes on cash	36	380

Increase (Decrease) in cash and equivalents	$5,656	$(112)

Cash provided by operating activities increased by $7,523,000 during the six months ended June 30, 2007, compared to the same period in 2006. The increase was due to an increase in net income of $4,381,000, which was partially offset by the fair value adjustment of $938,000 made to the Absolute Software warrants and an increase in other working capital items of $2,398,000.

Cash used for investing activities increased by $21,509,000 during the six months ended June 30, 2007, compared to the same period in 2006, primarily due to a $24,389,000 shift from a net proceeds balance to a net purchase balance for marketable securities offset by a decrease in capital expenditures of $2,719,000 during the six months ended June 30, 2007. In the six months ended June 30, 2006, cash used for capital expenditures included the purchase of tooling and testing equipment related to our “next generation” LoJack Unit.

Cash used in financing activities decreased by $20,098,000 during the six months ended June 30, 2007, compared to the same period in 2006. The decrease primarily related to a decrease in our stock repurchase activity of $15,539,000, an increase in our proceeds from debt and short term borrowings of $3,212,000 and an increase in cash generated from the exercise of stock options of $1,311,000.

On July 20, 2007, the Company entered into a multicurrency revolving credit and term loan agreement with Citizens Bank of Massachusetts, as Lender, Administrative Agent, Lead Arranger and Issuing Bank, Royal Bank of Canada, as the Canadian Lender, and the lending institutions party thereto, or the New Credit Agreement. The New Credit Agreement provides for (i) a multicurrency revolving credit facility in the maximum amount of USD $50,000,000 (or its equivalent in alternate currencies) for the Company; (ii) a CAD $5,000,000 revolving credit facility for LoJack ExchangeCo Canada Inc.; and (iii) a CAD $26,000,000 term loan facility for LoJack ExchangeCo Canada Inc. The Company has the right to increase the aggregate amount available to be borrowed under the USD $50,000,000 multicurrency facility up to USD $75,000,000, subject to certain conditions.

In connection with the New Credit Agreement, the Company terminated its multicurrency credit agreement with Harris Trust Savings Bank and Bank of Montreal, dated October 29, 2004, and also terminated its existing Citizens Bank demand facility, dated June 21, 2002.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risk due to the nature of our financial instruments. Our financial instruments at June 30, 2007 consisted of cash and equivalents, short-term investments, accounts receivable, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities. The fair value of these financial instruments as of June 30, 2007, approximated their carrying values. Our short-term investments are in the form of investment-grade commercial paper, corporate bonds and U.S. Government and agency securities that are carried at fair value in the financial statements.

Our primary market risk exposures relate to interest rate risk, foreign currency exchange rate risk and market value risk relating to common stock price of Absolute Software. Significant changes in the market price of Absolute Software’s common stock could result in significant swings in revenue and other income. Based on the Absolute Software warrants outstanding as of June 30, 2007, a $1.00 change in the market price of Absolute Software’s common stock would result in a $148,000 change in the fair value of the warrants.

Interest rate exposure relates primarily to the effect of interest rate changes on amounts outstanding under our term loan and revolving credit facility for which there was CAD$23,855,000 (equivalent to U.S. $22,520,000) of borrowings outstanding as of June 30, 2007 and our variable rate line-of-credit and demand facilities. Based on the outstanding borrowings under the term loan at June 30, 2007, a 1% increase in the interest rate would result in an additional $225,000 of annual interest expense. There was no related interest rate exposure under our line-of-credit and demand facilities, as there were no borrowings outstanding during the quarter ended June 30, 2007.

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

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of our products and services, the effectiveness of our marketing initiatives, the rate of growth in the industries of our customers, the presence of competitors with greater technical, marketing, and financial resources, our ability to promptly and effectively respond to technological change to meet evolving customer needs, the extent of our use of third party installers and distributors, capacity and supply constraints or difficulties, our ability to successfully integrate businesses that we acquire, our ability to successfully expand our operations and changes in general economic or geographical conditions. For a further discussion of these and other significant factors to consider in connection with forward–looking statements concerning us, reference is made to Item 1A “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2006 and Item 1A in Part II below.

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

There have been no changes in our internal control over financial reporting during the second fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Other than as set forth below, we were not a party to any material legal proceedings during the quarter ended June 30, 2007.

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

On May 30, 2006 the Court entered judgment for damages awarded by the jury in the amount of $36,700,000, pre-judgment interest at the rate of 12% per annum of $6,941,984, legal fees of $679,332 and costs of $28,861, for a total judgment of $44,350,177. Under Massachusetts law, judgments for the payment of money bear post-judgment simple interest from the day of entry at the same 12% rate per annum as provided for pre-judgment interest.

On July 25, 2006 a Justice of the Court ordered that the jury verdict in favor of LoJack be reduced to approximately $6,800,000, inclusive of pre-judgment interest and previously awarded attorneys fees and costs. The basis of the decision was that a portion of the jury’s verdict was not supported by trial testimony. We believe that the testimony was adequate to support the jury’s verdict. We filed an appeal of this decision with the Massachusetts Appeals Court, and Clare appealed the verdict against it. The matter was argued to a three-judge panel of the Massachusetts Appeals Court on April 13, 2007.

On July 23, 2007, the Massachusetts Appeals Court ordered that the judgment of approximately $6,800,000 inclusive of pre-judgment interest and previously awarded attorney’s fees and costs, in favor of the Company in its breach of contract suit against Clare, Inc. be vacated and that a new judgment be entered in the Company’s favor in the amount of $805,000 plus statutory interest, for a total of approximately $1,200,000. The Company will seek discretionary appellate review from the Massachusetts Supreme Judicial Court.

We will not record the award in our financial statements until such time as all legal remedies have been exhausted, a decision by the court(s) is made final and payment has been received or is assured of being collected.

On April 5, 2006, a suit was filed against us in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. The plaintiff contends that we improperly credited break time and overtime pay and seeks unspecified monetary and injunctive relief. We are assembling and reviewing relevant records and information, and discovery is underway. We have filed an answer denying any liability with respect to these claims and intend to vigorously defend this case. However, it is possible that material losses could be incurred in this matter as the case develops. Due to the fact that the plaintiff is seeking unspecified damages and that the case is still in its early stages, we cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. If the final resolution of this lawsuit is unfavorable to us, our financial condition and results of operations might be materially adversely impacted.

Item 1A.	Risk Factors

The following represents material changes from risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. This information should be read in conjunction with such Annual Report and considered carefully as it could materially adversely affect the Company’s business, operating results or financial condition. Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Cautionary Statements on page 17.

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

Our business depends primarily on the sale, licensing and market acceptance of a principal product, our LoJack System, and related products and services in the United States and 29 foreign countries and the Boomerang Stolen Vehicle Recovery System in Canada. Because our revenues are dependent on the success of the principal product, any factor affecting its marketability could have a material adverse affect on our business and results of operations. Factors that could harm the successful sale and licensing of the product include all of the factors discussed in this Item 1A including, among others:

•	If third parties are able to locate or impair the function of LoJack Units in vehicles, potentially adversely affecting our recovery rates; or

•	If vehicle manufacturers adopt practices, implement new technologies or create systems which may adversely effect the efficacy of the LoJack System.

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

Several competitors or potential competitors are marketing, or have announced the development of, competitive vehicle recovery systems and products aimed at our target market. In addition, we believe that new market entrants may attempt to develop a system of theft detection or recovery that may be directly competitive with our products. Some of our existing or potential competitors have greater financial, technical, marketing, service and support resources than we have and, as a result, are able to devote greater resources to the development, promotion, sale and support of their systems and products than we are able to devote to our systems and products. Our business would be harmed if these or other competitors were to implement revised systems and technologies in motor vehicles that do not support our LoJack System.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities during the second quarter of 2007.

Repurchase activity under our 2006 Repurchase Plan for the three months ended June 30, 2007 is as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2007	—	—	—	1,695,408
May 1 to May 31, 2007	—	—	—	1,695,408
June 1 to June 30, 2007	195,000	$20.52	195,000	1,500,408

Total	195,000	$20.52	195,000	1,500,408

(1)	No shares have been purchased by us other than through our publicly announced stock repurchase programs.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on May 17, 2007. At the meeting Richard T. Riley, Ronald V. Waters III, Robert J. Murray, Harvey Rosenthal, John H. MacKinnon, Robert L. Rewey, Maria Renna Sharpe and Rory J. Cowan were elected to serve as directors of the Company until the next annual meeting of stockholders or until their successors shall have been duly elected and qualified. The results of the election of directors and the election of independent auditors for 2007 are as follows:

1. Election of Directors

	For	Withheld
Richard T. Riley	17,118,464	406,419
Ronald V. Waters III	17,120,274	404,609
Robert J. Murray	16,520,726	1,004,607
Harvey Rosenthal	17,225,351	299,532
John H. MacKinnon	17,227,536	297,347
Robert L. Rewey	17,297,237	227,646
Maria Renna Sharpe	17,044,402	480,481
Rory J. Cowan	17,041,839	483,044

2. Ratification of Deloitte & Touche, LLP as independent auditors for 2007

For:	16,981,869
Against:	522,756
Abstain:	20,259

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.2*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.3*	Rule 13a-14(a)/15(d)–14(a) Certification.

32*	Certification Pursuant to 18 U.S.C. Section 1350.

10.1	Multicurrency Revolving Credit and Term Loan Agreement, dated as of July 20, 2007, by and among LoJack Corporation, and the other Borrowers and Guarantors party thereto, Citizens Bank of Massachusetts as a Lender, Administrative Agent, Lead Arranger and Issuing Bank, Royal Bank of Canada as the Canadian Lender and the Lending Institutions party thereto. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2007, File No. 001-08439).

*	Indicates an exhibit which is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation
Registrant

Date: August 8, 2007	By:	/s/ RICHARD T. RILEY
Richard T. Riley
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2007	By:	/s/ MICHAEL UMANA
Michael Umana
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2007	By:	/s/ BRIAN D. BOYCE
Brian D. Boyce
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)