Form 10-Q
period 2007-09-30
LOJACK CORP
filed 2007-11-09
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 3, 2007, there were 18,532,354 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$42,982	$24,036
Short-term investments	27,407	22,442
Accounts receivable—Net	40,416	37,547
Inventories	16,733	16,244
Prepaid expenses and other	5,261	4,059
Prepaid income taxes	—	2,118
Deferred income taxes	5,946	5,415

Total current assets	138,745	111,861
PROPERTY AND EQUIPMENT—NET	22,882	21,571
DEFERRED INCOME TAXES	8,210	6,699
INTANGIBLE ASSETS—NET	6,490	6,416
GOODWILL	54,375	46,287
OTHER ASSETS—NET	10,998	9,186

TOTAL	$241,700	$202,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$—	$9,559
Accounts payable	10,340	6,394
Accrued and other liabilities	10,328	6,754
Current portion of deferred revenue	22,536	20,999
Accrued compensation	5,396	6,758

Total current liabilities	48,600	50,464

LONG TERM DEBT	26,186	9,242
DEFERRED REVENUE	31,988	27,816
DEFERRED INCOME TAXES	2,184	2,200
ACCRUED AND OTHER LIABILITIES	1,396	—
ACCRUED COMPENSATION	2,660	2,298

Total liabilities	113,014	92,020

STOCKHOLDERS’ EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares; one special voting preferred share issued and outstanding	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding, 18,514,601 at September 30, 2007 and 18,577,105 at December 31, 2006.	185	186
Additional paid-in capital	28,476	33,719
Accumulated other comprehensive income	8,199	2,433
Retained earnings	91,826	73,662

Total stockholders’ equity	128,686	110,000

TOTAL	$241,700	$202,020

The accompanying notes are an integral part of the condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenue	$55,103	$54,866	$167,424	$162,228
Cost of goods sold	23,700	25,202	72,611	75,703

Gross margin	31,403	29,664	94,813	86,525

Costs and expenses:
Product development	847	1,280	3,776	4,278
Sales and marketing	12,766	12,198	35,709	35,133
General and administrative	7,869	7,361	23,264	22,789
Depreciation and amortization	1,760	1,646	5,339	4,932

Total	23,242	22,485	68,088	67,132

Operating income	8,161	7,179	26,725	19,393

Other income (expense):
Interest income	1,056	288	2,090	893
Interest expense	(342)	(286)	(891)	(825)
Other, net	321	74	682	403

Total	1,035	76	1,881	471

Income before provision for income taxes	9,196	7,255	28,606	19,864
Provision for income taxes	2,946	2,054	9,525	6,213

Net income	$6,250	$5,201	$19,081	$13,651

Earnings per share:
Basic	$0.34	$0.29	$1.04	$0.74

Diluted	$0.33	$0.28	$1.00	$0.71

Weighted average shares:
Basic	18,347,820	17,965,550	18,373,630	18,380,731

Diluted	18,992,325	18,820,793	19,051,672	19,340,290

The accompanying notes are an integral part of the condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,081	$13,651
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,966	2,820
Depreciation and amortization	5,807	5,421
Fair value adjustment to warrants	(1,556)	—
Allowance for doubtful accounts	538	201
Deferred income taxes	(2,594)	(3,797)
Gain on disposal of property and equipment	(84)	(94)
Gain on sale of marketable securities	(138)	(197)
Gain on foreign exchange transactions	—	(178)
Excess tax benefit related to stock option plan	830	672
Minority interest in subsidiaries	640	(82)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(3,820)	(6,564)
Inventories	(105)	766
Prepaid expenses and other	(1,116)	2,137
Prepaid income taxes	2,118	2,479
Other assets	195	(36)
Accounts payable	3,711	(932)
Accrued and other liabilities	2,471	3,223
Deferred revenue	2,301	3,573

Net cash provided by operating activities	31,245	23,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(5,628)	(7,379)
Purchase of marketable securities	(34,953)	(39,628)
Proceeds from the sale of marketable securities	32,722	47,816
Other	83	(43)

Net cash (used for) provided by investing activities	(7,776)	766

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	4,545	3,273
Issuance of shares under employee stock purchase plan	772	737
Excess tax benefit related to stock option plan	1,906	1,631
Repayment of debt, capital lease obligations and short-term borrowings	(20,886)	(4,063)
Proceeds from debt and short-term borrowings	24,567	3,299
Repurchase of common stock	(16,263)	(25,447)

Net cash used for financing activities	(5,359)	(20,570)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	836	355

INCREASE IN CASH AND EQUIVALENTS	18,946	3,614
BEGINNING CASH AND EQUIVALENTS	24,036	18,775

ENDING CASH AND EQUIVALENTS	$42,982	$22,389

Supplemental cash flow information:
Income taxes paid	$6,141	$3,089
Interest paid	$884	$863

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

2. Stock-Based Compensation

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS No 123(R), Share-Based Payment, or SFAS 123(R). The standard requires the recognition of compensation costs for all share-based payment awards made to employees and directors based upon the awards’ estimated grant date fair value. The standard covers employee stock options, unvested stock and employee stock purchases related to our employee stock purchase plan. We previously accounted for stock-based compensation for employees and directors under the recognition and measurement principles of Accounting Principles Board, or APB, No. 25, Accounting for Stock Issued to Employee, and elected the disclosure alternative under Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation-Transition and Disclosure.

We adopted SFAS 123(R) using the modified prospective transition method which requires applying the standard as of January 1, 2006. The modified prospective transition method does not result in the restatement of results from prior periods and accordingly, the results of operations for 2006 and subsequent periods will not be comparable to our historical results of operations. Total pre-tax stock-based compensation expense recognized for the three months ended September 30, 2007 and 2006 was $956,000 and $800,000, respectively. Total pre-tax stock-based compensation expense recognized for the nine months ended September 30, 2007 and 2006 was $2,966,000 and $2,820,000, respectively. Included in stock-based compensation expense for the nine months ended September 30, 2006 was $446,000 relating to acceleration of vesting under stock option agreements arising from severance arrangements with two of our former executives. Stock-based compensation expense recognized for all equity-based awards is net of estimated forfeitures.

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

The total amount of unrecognized tax benefits for 2007 was as follows:

(In Thousands)
January 1, 2007 (after adoption of FIN 48)	$1,555
Settlement with tax authority	(214)
Lapse of state statute of limitations	(88)
Other changes in unrecognized tax benefits and related remeasurement	3

September 30, 2007	$1,256

During the second quarter of 2007, we settled a tax audit with the State of New York. The total amount of unrecognized tax benefit was reduced by approximately $214,000; $183,000 became certain and $31,000 was included as a benefit in the provision for income taxes. The deferred tax asset was also reduced by $118,000.

During the third quarter of 2007, the statute of limitations expired with respect to certain tax returns filed September 15, 2004. As a result of this lapse, the total amount of unrecognized tax benefit was reduced by approximately $88,000 and $88,000 was included as a benefit in the provision for income taxes. The deferred tax asset was also reduced by $40,000. In addition, all uncertain tax positions were re-evaluated based on all available information and certain remeasurements were required, which resulted in recording an additional $3,000 in unrecognized tax benefit.

We and our subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal income tax matters for tax years through 2004. In addition, substantially all material state, local, and foreign income tax matters have been concluded for tax years through 2002.

Our accounting policy is to recognize interest and penalties related to income tax matters within income tax expense. As of the adoption date, we had $250,000 accrued for interest and $0 accrued for penalties. During the second quarter of 2007, $116,000 of interest became certain upon the settlement of the tax audit with the State of New York and $9,000 was included as a benefit in the provision for taxes. During the third quarter of 2007, as a result of the lapse of the statute of limitations, we reversed $26,000 of interest. However, an additional $3,000 of interest was accrued for existing uncertain tax positions, resulting in an ending interest accrual of $102,000 at September 30, 2007. We also accrued $151,000 for penalties during the third quarter of 2007.

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

A reconciliation of weighted average shares used for the basic and diluted computations for the three and nine months ended September 30, 2007 and 2006, respectively, is as follows:

	Three Months ended September 30, 2007	Three Months ended September 30, 2006
Weighted average shares for basic	18,347,820	17,965,550
Dilutive effect of stock options and unvested stock	644,505	855,243

Weighted average shares for diluted	18,992,325	18,820,793

	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006
Weighted average shares for basic	18,373,630	18,380,731
Dilutive effect of stock options and unvested stock	678,042	959,559

Weighted average shares for diluted	19,051,672	19,340,290

Options to purchase 279,125 and 136,670 shares of common stock were outstanding for the three months ended September 30, 2007 and 2006, respectively, and 309,863 and 221,670 shares of common stock were outstanding for the nine months ended September 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares, and the effect of including these securities would have been antidilutive.

5. Inventories

Inventories are classified as follows (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$364	$596
Work in process	1,222	524
Finished goods	15,147	15,124

Total inventories	$16,733	$16,244

6. Stock Repurchase Plans

In February 2006, our Board of Directors authorized the 2006 Repurchase Plan. The 2006 Repurchase Plan, which replaced the repurchase plan adopted in 1996, authorized us to repurchase up to 2,000,000 shares of our common stock. Through November 30, 2006 we had repurchased 1,244,566 shares of common stock under the 2006 Repurchase Plan. In December 2006, the Board reset the 2006 Repurchase Plan limit to 2,000,000 shares. For the nine months ended September 30, 2007 we repurchased 836,547 shares of common stock at a total cost to the Company of $16,262,000 or $19.44 per share. Since commencement of the 2006 Repurchase Plan, 2,081,113 shares have been repurchased at a total cost to the Company of 40,493,000 or $19.46 per share. As of September 30, 2007, we are authorized to repurchase up to an additional 1,163,453 shares of our common stock.

7. Comprehensive Income

Total comprehensive income and its components for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$6,250	$5,201	$19,081	$13,651
Other comprehensive income:
Foreign currency translation adjustments	2,373	62	4,916	1,467
Unrealized gains on derivative instruments, net of tax	—	—	—	11
Unrealized gains on marketable securities, net of tax	95	62	949	48

Comprehensive income	$8,718	$5,325	$24,946	$15,177

Total accumulated other comprehensive income and its components were as follows (in thousands):

	September 30, 2007	December 31, 2006
Foreign currency translation adjustments	$7,205	$2,388
Unrealized gain on marketable securities, net of tax	994	45

Total accumulated other comprehensive income	$8,199	$2,433

8. Segment Reporting

We have three separately managed and reported business segments: domestic, international, and Boomerang (our Canadian subsidiary).

The following table presents information about our business segments for the three and nine months ended September 30, 2007 and 2006 (in thousands). Certain general overhead costs and income taxes have been allocated to the domestic and international segments based on methods considered to be reasonable by our management.

	Domestic Segment	International Segment	Boomerang Segment	Consolidated
Condensed Consolidated Income Statement Data
Three Months Ended September 30, 2007
Revenue	$37,645	$12,034	$5,424	$55,103
Depreciation and amortization	1,196	(2)	663	1,857
Interest expense	2	2	338	342
Interest income	487	556	13	1,056
Net income	3,548	3,522	(820)	6,250

Three Months Ended September 30, 2006
Revenue	$37,795	$12,014	$5,057	$54,866
Depreciation and amortization	1,117	62	597	1,776
Interest expense	6	2	278	286
Interest income	136	137	15	288
Net income	2,959	2,244	(2)	5,201

Nine Months Ended September 30, 2007
Revenue	$116,569	$35,689	$15,166	$167,424
Depreciation and amortization	3,731	155	1,921	5,807
Interest expense	(3)	(3)	897	891
Interest income	986	1,085	19	2,090
Net income	10,180	10,277	(1,376)	19,081

Nine Months Ended September 30, 2006
Revenue	$112,098	$35,062	$15,068	$162,228
Depreciation and amortization	3,498	142	1,781	5,421
Interest expense	15	11	799	825
Interest income	420	437	36	893
Net income	7,302	6,466	(117)	13,651

Segment assets are as follows:

September 30, 2007	$127,704	$45,230	$68,766	$241,700
December 31, 2006	$115,248	$29,291	$57,481	$202,020

9. Debt

On July 20, 2007, we entered into a five year multicurrency revolving credit and term loan agreement with Citizens Bank of Massachusetts, as Lender, Administrative Agent, Lead Arranger and Issuing Bank, Royal Bank of Canada, as the Canadian Lender, and the lending institutions party thereto, or the New Credit Agreement. The New Credit Agreement provides for (i) a multicurrency revolving credit facility in the maximum amount of USD $50,000,000 (or its equivalent in alternate currencies) for LoJack; (ii) a CAD $5,000,000 revolving credit facility for LoJack ExchangeCo Canada Inc.; and (iii) a CAD $26,000,000 term loan facility for LoJack ExchangeCo Canada Inc. We have the right to increase the aggregate amount available to be borrowed under the USD $50,000,000 multicurrency facility up to USD $75,000,000, subject to certain conditions.

Borrowings under the revolving credit facility bear interest at a variable rate of adjustable maturity at the option of the Company, at either the Prime Rate (7.75% at September 30, 2007) for a USD loan or a Euro-dollar rate (or equivalent) plus margin totalling (5.62% at September 30, 2007). The term loan bears interest at a variable rate, adjustable quarterly, at CDOR plus a margin (5.36% at September 30, 2007). Any outstanding borrowings under the revolving credit facility and the term loan are required to be paid no later than July 20, 2012 and July 21, 2012, respectively. The borrowings under the New Credit Agreement are secured by a pledge of 65% of the capital stock of LoJack Equipment Ireland Limited.

Borrowings under the term loan facility and revolving credit facility were $26,186,000 and $0, respectively as of September 30, 2007.

The New Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including minimum leverage and EBITDA ratios. The payment of dividends is permitted under the Multicurrency Credit Agreement and is limited only to the extent such payments affect our ability to meet certain financial performance measures.

In connection with the establishment of the New Credit Agreement, the Company terminated its multicurrency credit agreement with Harris Trust Savings Bank and Bank of Montreal, dated October 29, 2004, and also terminated its existing Citizens Bank demand facility, dated June 21, 2002.

10. Contingencies

From time to time, we are engaged in certain legal matters arising in the ordinary course of business. In our opinion, we have adequate legal defenses or insurance coverage with respect to these actions and believe that, except for those set forth below, the ultimate outcomes will not have a material adverse effect on our financial position.

In 2003, The Company brought suit against Clare, Inc. (“Clare”) for breach of contract in connection with the development of the next generation LoJack unit. The Company sought reimbursement of product development costs paid to Clare, as well as other damages. In 2006, the Company was granted a $6,800,000 award by a court in Massachusetts in conjunction with this case. Throughout 2006 and 2007, the Company and Clare entered several appeals to the courts’ rulings. In July 2007, the Massachusetts Appeals Court ordered that the judgment of approximately $6,800,000 be vacated and that a new judgment be entered in the Company’s favor in the amount of $805,000 plus statutory interest, for a total of approximately $1,224,000. In August 2007, the Massachusetts Supreme Judicial Court denied the Company’s request for further appellate review and the Company received $1,224,000 as settlement of the litigation from Clare. The settlement is included in the Company’s financial statements for the quarter ended September 30, 2007 as a reduction to product development expenses of $805,000 and an increase to interest income of $419,000.

On April 5, 2006, a suit was filed against us in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. The plaintiff contends that we improperly credited break time and overtime pay and seeks unspecified monetary and injunctive relief. In September 2007, the United States District Court for the Central District of California dismissed the plaintiff’s federal law claims. The plaintiff has filed a notice of appeal. The dismissed federal claims represented the largest part of the Company’s potential exposure. It is still impossible to predict the final outcome with certainty, and it is still possible that our financial condition and results of operations might be materially adversely impacted.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended September 30, 2007 versus the three months ended September 30, 2006

Revenue

Revenue for the three months ended September 30, 2007 increased by $237,000, or 0%, as compared to the same period a year ago.

For the three months ended September 30, 2007, revenue relating to our domestic segment decreased by $150,000 to $37,645,000 as compared to the same period a year ago, primarily due to:

•

A decrease of $1,419,000, or 4%, in revenue resulting from a 6% decline in the number of LoJack Units sold during the period. The unit and revenue decline in the quarter was a result of the economic climate in our California market, a decline in our bulk installation program and a decline in our commercial sector. Although unit volume for the quarter was reduced, the economic impact was partially offset by an increase in the average revenue per unit in the dealer; offset by

•	An increase of $294,000, or 21%, in revenue recognized from the sale of our Early Warning product;

•	An increase of $267,000, or 12%, in revenue recognized from the sale of warranty products;

•	An increase of $57,000 in revenue recognized from the sale of LoJack for Motorcycles units; and

•	An increase of $746,000, or 265%, in other revenue, primarily related to royalty income arising from the increase in the fair value of unvested stock warrants issued by Absolute Software, Inc.

For the three months ended September 30, 2007, revenue related to our international segment increased by $20,000, or 0%, to $12,034,000, as compared to the same period a year ago. Although the international segment revenue increase was modest, the segment experienced a 26% increase in unit growth when compared to the same period one year ago. Revenue was negatively impacted by new pricing agreements entered into with certain of our international licensees for 2007 and the impact of certain licensees exceeding annual volume targets resulting in a cumulative per unit price reduction. The negative revenue impact of these two items was offset by a $330,000, or 26%, increase in royalty revenue due to an increase in our licensees installed customer base.

For the three months ended September 30, 2007, revenue related to our Boomerang segment increased by $367,000, or 7%, to $5,424,000 when compared to the $5,057,000 recognized in the comparable period one year ago. This was primarily due to the strengthening of the Canadian Dollar versus the United States Dollar during the quarter ended September 30, 2007 when compared to the same quarter one year ago. Although Boomerang’s net unit volume (excluding analog to digital upgrades) increased 52% for the quarter ended September 30, 2007 compared to the same period one year ago, the segment’s service revenue was negatively impacted by a decrease in its existing subscriber renewal rates.

Cost of Goods Sold

Cost of goods sold for the quarter ended September 30, 2007 was 43% of revenue as compared to 46% of revenue for the comparable period one year ago.

Cost of goods sold relating to our domestic segment for the quarter ended September 30, 2007 decreased to 40% of revenue as compared to 45% of revenue for the same period a year ago. This improvement is primarily due to the completion of the shift from the old generation LoJack Unit to the next generation unit. The next generation LoJack Unit not only represents improved technology but can be manufactured at a much lower per unit cost than its predecessor. During the quarter, we also saw a significant rationalization of our installation staff relative to current market conditions and use of third party installation partners, as several dealers continued to adjust to installation models that fit their business needs. We continue to expect that as the business needs of our dealers change, our installation methods may cause our margins to fluctuate. In addition, the domestic cost of goods sold percentage was favorably impacted by the increase in royalty income associated with the increase in the fair value of our Absolute Software warrants which have no corresponding impact on cost of goods sold.

Cost of goods sold relating to our international segment decreased to 46% of revenue for the quarter ended September 30, 2007, as compared to 51% of revenue for the same period a year ago, largely due to (i) a shift in LoJack Unit sales to a lower manufactured unit cost and (ii) an increase in royalty revenue for which there are no directly associated cost of goods sold.

Cost of goods sold relating to our Boomerang segment for the quarter ended September 30, 2007 was 57% of revenue, as compared to 42% of revenue for the same period a year ago. This increase was mainly due to the negative impact of higher costs for our Espion and EspionAlert products, lower revenue per unit for digital upgrade units and reduced service fee revenue compared to the same period last year.

Product Development

Product development expenses decreased by $433,000, or 34%, for the three months ended September 30, 2007 as compared to the same period a year earlier. The decrease was primarily due to the inclusion of $805,000 related to our litigation settlement with Clare, Inc. being applied as a recovery of prior period product development costs. This positive impact was offset by a $206,000 increase in compensation costs at our domestic segment as we have lessened our reliance on third party vendors for new product development and a $100,000 increase in product development expenses at our Boomerang segment.

Sales and Marketing

Sales and marketing expenses increased by $568,000, or 5%, for the three months ended September 30, 2007, as compared to the same period a year earlier, primarily due to:

•	Increased bad debt expense of $217,000;

•	Increased sales and marketing costs at our Boomerang segment of $215,000; and

•	Increased dealer incentive related costs of $168,000.

General and Administrative

General and administrative expenses increased by $508,000, or 7%, for the three months ended September 30, 2007 as compared to the same period a year earlier, primarily due to:

•	Increased compensation related costs necessary to support future growth of $602,000;

•	Increased travel, meeting and relocation costs primarily related to our international segment of $199,000;

•	Increased Board of Directors compensation costs of $50,000; partially offset by

•	Decreased consulting expenses primarily associated with our international segment of $390,000.

Depreciation and Amortization

Depreciation and amortization expense increased by $114,000, or 7%, for the three months ended September 30, 2007 as compared to the same period one year ago. The increase is primarily related to depreciation expense arising from upgrading our technological infrastructure and investing in tooling equipment to support increased manufacturing capacity at our contract manufacturer’s facilities.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2007 increased by $959,000, or 1262%, when compared to the same period one year ago primarily due to: (i) a $349,000 increase in interest income resulting from higher investment returns on a larger average invested fund balance; (ii) the allocation of $419,000 in statutory interest arising from the settlement of the Clare litigation; and (iii) $377,000 in gains recognized on the exercise of Absolute Software warrants and subsequent sale of 100,000 shares of Absolute Software common stock.

Provision for Income Taxes

The provision for income taxes increased by $892,000, or 43%, for the three months ended September 30, 2007, as compared to the same period a year ago due to a $1,941,000, or 27%, increase in pre-tax income and a 3.7% increase to 32% in our effective tax rate. The primary increase in the effective tax rate in the current year is that the tax provision for the prior year includes $700,000 in adjustments to our accrued federal and state income tax liabilities based on the favorable results of tax audits completed and pending as of September 30, 2006.

Net Income and Earnings Per Share

As a result of the foregoing, net income for the three months ended September 30, 2007 increased by $1,049,000, or 20%, to $6,250,000, or $0.33 per diluted share from $5,201,000, or $0.28 per diluted share, in the same period in 2006.

Results of Operations for the nine months ended September 30, 2007 versus the nine months ended September 30, 2006

Revenue

Revenue for the nine months ended September 30, 2007 increased by $5,196,000, or 3%, as compared to the same period a year ago.

For the nine months ended September 30, 2007, revenue relating to our domestic segment increased by $4,471,000, or 4%, to $116,569,000 as compared to the same period one year ago, primarily due to:

•

A domestic dealer channel revenue decrease of $649,000 primarily due to economic challenges in our California market, a decline in our bulk installation program and a decline in our commercial sector. Although unit volume for 2007 is consistent with the comparable period one year ago, our gross margin per unit contribution has increased as a result of our shift to a lower cost LoJack Unit versus the previous year; offset by

•	An increase of $1,339,000, or 20%, in revenue recognized from the sale of warranty products;

•	An increase of $1,127,000, or 29%, in revenue relating to our Early Warning product;

•	An increase of $1,144,000, or 30%, in revenue recognized from the sale of LoJack for Motorcycles units; and

•	An increase of $1,847,000, or 207%, in other licensing revenue, primarily related to royalty income arising from the increase in the fair value of unvested stock warrants issued by Absolute Software.

For the nine months ended September 30, 2007, revenue related to our international segment increased by $627,000, or 2%, to $35,689,000, as compared to the same period a year ago. Although the international segment revenue increase was modest, the segment experienced a 17% increase in unit growth when compared to the same period one year ago. Revenue was negatively impacted by new pricing agreements entered into with our international licensees for 2007 and a change in our Brazilian sourcing strategy from locally produced product to imported product which has the effect of lowering both the selling price and related purchase price of the unit. The negative revenue impact of these new agreements was offset by a $1,217,000, or 34%, increase in royalty revenue, due to an increase in units in our licensees installed customer base.

For the nine months ended September 30, 2007, revenue related to our Boomerang segment increased by $98,000 to $15,166,000 when compared to the same period one year ago. Although Boomerang’s net unit volume (excluding analog to digital upgrades) increased 20% for the nine month period ended September 30, 2007 compared to the same period one year ago, the segment’s service revenue was negatively impacted by a decrease in its existing subscriber renewal rates.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2007 was 43% of revenue as compared to 47% of revenue for the same period one year ago.

Cost of goods sold relating to our domestic segment for the nine months ended September 30, 2007 decreased to 42% of revenue as compared to 46% of revenue for the same period a year ago. This improvement is primarily due to the completion of the shift from the old generation LoJack Unit to the next generation unit. The next generation LoJack Unit not only represents improved technology but can be manufactured at a much lower per unit cost than its predecessor. In addition, the domestic cost of goods sold percentage was favorably impacted by royalty income associated with the vesting of Absolute Software warrants which have no corresponding impact on cost of goods sold.

Cost of goods sold relating to our international segment decreased to 44% of revenue for the nine months ended September 30, 2007, as compared to 50% of revenue for the same period a year ago, largely due to (i) a shift in LoJack Unit sales to a lower manufactured unit cost and (ii) an increase in royalty revenue for which there are no directly associated cost of goods sold.

Cost of goods sold relating to our Boomerang segment for the nine months ended September 30, 2007 was 51% of revenue, as compared to 43% of revenue for the same period a year ago. This increase was mainly due to the negative impact of the higher costs of our Espion and EspionAlert products, lower revenue per unit for digital upgrade units and reduced service fee revenue compared to the same period last year.

Product Development

Product development expenses decreased by $502,000, or 12%, for the nine months ended September 30, 2007 as compared to the same period a year earlier. The decrease was primarily the result of $1,122,000 decrease in outsourced product development costs which included $805,000 of the Company’s litigation settlement with Clare, Inc. reported as a recovery of prior period product development costs. The impact of the recovery was offset by a $482,000 increase in compensation costs at our domestic segment as we have decreased our reliance on third party vendors for new product development and a $78,000 increase in product development expenses at our Boomerang segment.

Sales and Marketing

Sales and marketing expenses increased by $576,000, or 2%, for the nine months ended September 30, 2007, as compared to the same period a year earlier, primarily due to:

•	Increased bad debt expense of $337,000;

•	Increased sales related expenses at our Boomerang segment of $220,000;

•	Increased compensation related expenses of $219,000; and

•	Increased publication costs of $57,000; partially offset by

•	Decreased media related expenses of $299,000.

General and Administrative

General and administrative expenses increased by $475,000, or 2%, for the nine months ended September 30, 2007 as compared to the same period a year earlier primarily due to:

•	Increased compensation related costs necessary to support future growth of $1,141,000;

•	Increased travel, meeting and relocation expenses primarily related to our international segment of $412,000; and

•	Increased Board of Directors compensation costs of $178,000; partially offset by

•	Decreased legal expenses of $459,000, as the prior year period reflected litigation costs associated with our suit against Clare, Inc.; and

•	Decreased consulting fees primarily associated with our international expansion of $734,000.

Depreciation and Amortization

Depreciation and amortization expense increased by $407,000, or 8%, for the nine months ended September 30, 2007 as compared to the same period one year ago. The increase is primarily related to depreciation expense arising from upgrading our technological infrastructure and investing in tooling equipment to support increased manufacturing capacity at our subcontractor’s facilities.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2007 increased by $1,410,000, or 299%, when compared to the same period one year ago primarily due to: (i) a $778,000 increase in interest income resulting from higher investment returns on a larger average invested fund balance; (ii) the allocation of $419,000 in statutory interest arising from the settlement of the Clare litigation; and (iii) $574,000 in gains recognized on the exercise of Absolute Software warrants and subsequent sale of 200,000 shares of Absolute Software common stock.

Provision for Income Taxes

The provision for income taxes increased by $3,312,000, or 53%, for the nine months ended September 30, 2007, as compared to the same period a year ago due to a $8,742,000, or 44%, increase in pre-tax income and a 2.0% increase to 33.3% in our effective tax rate. The tax provision for the for the prior year includes $700,000 in adjustments to our accrued federal and state income tax liabilities based on the favorable results of tax audits completed and pending as of September 30, 2006. The effective tax rate for 2007 is expected to be between 33% and 34%.

Net Income and Earnings Per Share

As a result of the foregoing, net income for the nine months ended September 30, 2007 increased by $5,430,000, or 40%, to $19,081,000, or $1.00 per diluted share, from $13,651,000, or $0.71 per diluted share in the same period in 2006.

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

Liquidity and Capital Resources

We generate positive cash flows from our operations and expect this trend to continue in both the short and long-term. This liquidity is contingent on continued customer demand for our products and services and continuing our existing relationships with automobile dealers, insurance companies, international licensees and certain law enforcement agencies. In response to trends in the industry which may limit the number of locations where we may install LoJack Units within a vehicle, we are accelerating the development of our next generation product. We expect this next generation product will enable us to further expedite installations and provide the opportunity for installation of the LoJack Units in a greater number of locations within a vehicle. We believe that we will be able to keep pace with required technological changes in our products and expect that our sales and marketing initiatives will continue to drive demand.

Additional uses of cash will be based on rate of return analyses, but may include acquisitions, repurchases of our common stock, investments in new technologies, products and/or international licensees or markets, which may require substantial investments of capital. We plan to continue to improve and expand our infrastructure and explore opportunities in international markets, including the development or acquisition of new technologies and the potential for strategic partnerships or acquisitions, alliances and/or equity investments. In October 2005, we implemented an initiative to own and operate a LoJack stolen vehicle recovery network in Italy. We estimate that this ownership will require an additional investment of approximately $6,000,000 to $7,000,000 over the next two to three years. This includes a capital investment of $1,000,000 to implement the LoJack network and the recognition of $5,000,000 to $6,000,000 of LoJack Italia losses in our operating results. We anticipate that the long-term profitability generated by the Italian operation after the investment period and the value that will be created as a result of the recurring fee structure will provide us with an adequate return on this investment.

Domestically, we intend to continue to expand our geographic presence and develop or acquire new technologies and we may introduce new products that leverage our brand recognition, proven technology and knowledge of the stolen vehicle recovery process.

Our Boomerang segment is in the process of complying with the Canadian government’s mandate that all telephony infrastructure be digital based by December 31, 2008. The segment’s original tracking unit technology is analog based and as a result all subscribers with an analog tracking must be migrated to a new digital tracking unit by the December 31, 2008. The success of the segment’s customer migration efforts is difficult to predict and, if unsuccessful, could have a significant negative impact on the segment’s future revenues.

We expect our initiative to own and operate an Italian stolen vehicle recovery network and our long-term international investment requirements, technological development and domestic expansion to be funded using existing cash, cash flows from operations and, if necessary, our borrowing facilities.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Nine months Ended September 30,
	2007	2006
Cash provided by (used for):
Operating activities	$31,245	$23,063
Investing activities	(7,776)	766
Financing activities	(5,359)	(20,570)
Effect of exchange rate changes on cash	836	355

Increase in cash and equivalents	$18,946	$3,614

Cash provided by operating activities increased by $8,182,000 during the nine months ended September 30, 2007, compared to the same period in 2006. The increase was due to an increase in net income of $5,430,000, an increase in other working capital items of $2,382,000, and an increase in deferred taxes of $1,203,000. These increases were partially offset by the fair value adjustment of $1,556,000 made to the Absolute Software warrants.

Cash used for investing activities increased by $8,542,000 during the nine months ended September 30, 2007, compared to the same period in 2006, primarily due to a $10,419,000 shift from a net proceeds balance to a net purchase balance for marketable securities offset by a decrease in capital expenditures of $1,751,000 during the nine months ended September 30, 2007. In the nine months ended September 30, 2006, cash used for capital expenditures included the purchase of tooling and testing equipment related to our “next generation” LoJack Unit.

Cash used in financing activities decreased by $15,211,000 during the nine months ended September 30, 2007, compared to the same period in 2006. The decrease primarily related to a $9,185,000 decrease in our stock repurchase activity, an increase in our proceeds from debt and short term borrowings, net of repayments of $4,444,000 and an increase in cash generated from the exercise of stock options of $1,272,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risk due to the nature of our financial instruments. Our financial instruments at September 30, 2007 consisted of cash and equivalents, short-term investments, accounts receivable, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities. The fair value of these financial instruments as of September 30, 2007, approximated their carrying values. Our short-term investments are in the form of investment-grade commercial paper, corporate bonds and U.S. Government and agency securities that are carried at fair value in the financial statements.

Our primary market risk exposures relate to interest rate risk, foreign currency exchange rate risk and market value risk relating to common stock price of Absolute Software. Significant changes in the market price of Absolute Software’s common stock could result in significant fluctuations in revenue and other income. Based on the Absolute Software warrants outstanding as of September 30, 2007, a $1.00 change in the market price of Absolute Software’s common stock would result in a $51,000 change in the fair value of the warrants.

Interest rate exposure relates primarily to the effect of interest rate changes on amounts outstanding under our term loan and revolving credit facility for which there was CAD$26,000,000 (equivalent to U.S.

$26,186,000) of borrowings outstanding as of September 30, 2007. Based on the outstanding borrowings under the term loan at September 30, 2007, a 1% increase in the interest rate would result in an additional $262,000 of annual interest expense. There was no related interest rate exposure under our line-of-credit and demand facilities, as there were no borrowings outstanding during the quarter ended September 30, 2007.

Historically, we have had minimal foreign currency exposure as most transactions with customers and vendors are denominated in U.S. Dollars. Our Boomerang segment’s functional currency is the Canadian Dollar and our Italian subsidiary’s functional currency is the EURO. We expect to manage foreign exchange exposures that cause both earnings and cash volatility by utilizing a hedging strategy as long as the exposure is material and the hedge cost effective.

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

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of our products and services, the effectiveness of our marketing initiatives, the rate of growth in the industries of our customers, the presence of competitors with greater technical, marketing, and financial resources, our ability to promptly and effectively respond to technological change to meet evolving customer needs, the extent of our use of third party installers and distributors, capacity and supply constraints or difficulties, our ability to successfully integrate businesses that we acquire, our ability to successfully expand our operations and changes in general economic or geographical conditions. For a further discussion of these and other significant factors to consider in connection with forward–looking statements concerning us, reference is made to Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Item 1A in Part II below.

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

There have been no changes in our internal control over financial reporting during the third fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Other than as set forth below, we were not a party to any material legal proceedings during the quarter ended September 30, 2007.

In April, 2003 we brought suit against Clare, Inc., a wholly owned subsidiary of IXYS Corporation (NASDAQ: SYXI), claiming that Clare had breached a contract with us and asserting additional claims. On February 8, 2006 a jury in the Superior Court of Norfolk County, Massachusetts, or the Court, returned a favorable verdict in our suit against Clare and awarded us damages in the amount of $36,700,000.

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

On July 23, 2007, the Massachusetts Appeals Court ordered that the judgment of approximately $6,800,000 be vacated and that a new judgment be entered in the Company’s favor in the amount of $805,000 plus statutory interest, for a total of approximately $1,224,000. In August 2007, the Massachusetts Supreme Judicial Court denied the Company’s request for further appellate review and the Company received $1,224,000 as settlement of the litigation from Clare. The settlement is included in the Company’s financial statements for the quarter ended September 30, 2007 as a reduction to product development expenses of $805,000 and an increase to interest income of $419,000.

On April 5, 2006, a suit was filed against us in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. The plaintiff contends that we improperly credited break time and overtime pay and seeks unspecified monetary and injunctive relief. In September 2007, the United States District Court for the Central District of California dismissed the plaintiff’s federal law claims. The plaintiff has filed a notice of appeal. The dismissed federal claims represented the largest part of the Company’s potential exposure. It is still impossible to predict the final outcome with certainty, and it is still possible that our financial condition and results of operations might be materially adversely impacted.

Item 1A.	Risk Factors

The following represents material changes from risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. This information should be read in conjunction with such Annual Report and considered carefully as it could materially adversely affect the Company’s business, operating results or financial condition. Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Cautionary Statements on page 19.

Any negative impact on the sales, licensing and marketing efforts of our principal product would adversely affect our business and results of operations.

Our business depends primarily on the sale, licensing and market acceptance of a principal product, our LoJack System, and related products and services in the United States and 31 foreign countries and the Boomerang Stolen Vehicle Recovery System in Canada. Because our revenues are dependent on the success of the principal product, any factor affecting its marketability could have a material adverse affect on our business and results of operations. Factors that could harm the successful sale and licensing of the product include all of the factors discussed in this Item 1A including, among others:

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

Competitive pressures could cause us to lose market share and require us to reduce our prices, which could reduce profit margins. This could cause a decline in our revenue and adversely affect our operating results. We cannot assure you that we will be able to compete successfully against existing companies or new entrants to the marketplace.

Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.

We assess the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is determined that the carrying value of intangibles might not be recoverable based upon the existence of one or more indicators of impairment, we measure any impairment by comparing the carrying value of the asset to its fair value. Further, we originally assigned a useful life of 9 years to the customer relationships identified in the Boomerang acquisition. Boomerang is currently transitioning its customer base from an analog technology platform to a digital platform. Management is currently assessing the attrition rate of the customers during this transition period. If the attrition rate is higher than the original projections, the useful life over which the intangibles will be amortized may be shortened. A shorter amortization period will result in increases in amortization expense in future periods.

For a discussion of additional risk factors please refer to Item 1A. “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities during the third quarter of 2007.

Repurchase activity under our 2006 Repurchase Plan for the three months ended September 30, 2007 is as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2007	10,855	$21.92	10,855	1,684,553
August 1 to August 31, 2007	291,600	$18.79	291,600	1,197,953
September 1 to September 30, 2007	34,500	$19.01	34,500	1,163,453

Total	336,955	$18.92	336,955	1,163,453

(1)	No shares have been purchased by us other than through our publicly announced stock repurchase programs.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.2*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.3*	Rule 13a-14(a)/15(d)–14(a) Certification.

32*	Certification Pursuant to 18 U.S.C. Section 1350.

*	Indicates an exhibit which is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation Registrant

Date: November 9, 2007	By:	/S/ RICHARD T. RILEY
Richard T. Riley Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2007	By:	/S/ MICHAEL UMANA
Michael Umana Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2007	By:	/S/ BRIAN D. BOYCE
Brian D. Boyce Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)