Form 10-K
period 2007-12-31
LOJACK CORP
filed 2008-03-17
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007.

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-08439

LOJACK CORPORATION

(Name of Registrant as Specified in its Charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of our common stock, $.01 par value held by non-affiliates was approximately $416,124,000 as of June 30, 2007. The aggregate market value of common stock indicated is based upon the last traded price of the common stock as reported by NASDAQ on June 29, 2007.

As of March 13, 2008, there were 18,197,455 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the definitive Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held on May 20, 2008 (Part III, Items 10, 11, 12, 13 and 14).

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

PART I

ITEM 1—BUSINESS

OVERVIEW

LoJack is a leading global provider of technology products and services for the tracking and recovery of valuable mobile assets. LoJack was organized as a Massachusetts corporation in 1978. Our unique integration with law enforcement agencies, proprietary technology and wireless network provide an effective means for the tracking and recovery of stolen vehicles, motorcycles and construction equipment. LoJack products are sold in 26 states and the District of Columbia in the United States, and in 31 countries internationally. Our technology has led to the recovery of more than 200,000 vehicles globally valued at more than $4 billion.

We have three separately managed and reported business segments: domestic, international, and Boomerang.

THE LOJACK AND BOOMERANG SYSTEMS

The LoJack System

The LoJack System is based on radio frequency, or RF, technology. In the United States, the LoJack System is comprised of a Registration System, which we maintain and operate; a Sector Activation System, or SAS, and Vehicle Tracking Units, collectively the Law Enforcement Components, each operated by law enforcement officials; and a LoJack Unit, which is installed in customer’s vehicles. The LoJack System is designed to be integrated with existing law enforcement computer systems and telecommunication systems and procedures. If a vehicle equipped with a LoJack Unit is stolen, its owner reports the theft to the local police department. If the theft is reported in a jurisdiction where the LoJack System is operational, a unique radio signal is automatically transmitted to the LoJack Unit in the stolen vehicle, activating its tracking signal. The Vehicle Tracking Unit, installed in police patrol cars and aircraft throughout the coverage areas (for detail see Global Presence section below), is used to lead law enforcement officers to the stolen vehicle using direction-finding technology to locate the source of the tracking signal emitted from the LoJack Unit in the stolen vehicle.

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

We believe that the benefits to consumers from the LoJack System include the following:

•	Better than a 90% recovery rate for cars and light trucks in the United States;

•	Covert installation which decreases the chance of discovery and system disablement;

•	RF based technology that penetrates buildings and containers to facilitate tracking and recovery of vehicles that are hidden from view;

•

Direct integration with law enforcement in the United States and in some foreign jurisdictions, which results in (i) the automatic activation of the LoJack Unit upon a report of theft to police, and (ii) tracking and recovery by police; and

•	Insurance premium discounts are mandated or offered in some foreign markets and some states within the United States.

The Boomerang System

The Boomerang System is based on RF and cellular technology and uses its internally developed tracking devices and the wireless networks of major regional telecommunications companies for locating and tracking stolen assets. The cellular coverage area for Boomerang’s tracking of stolen assets includes most of North America; however its service area is primarily in Canada. The Boomerang system consists of the Boomerang Tracking System that is installed in a purchaser’s vehicle, the cellular network, the Boomerang Security Center and Boomerang Vehicle Tracking Units. If a car equipped with a Boomerang Unit is stolen, the vehicle owner is instructed to report the theft to the local police department and the Boomerang Security Center. When the Boomerang Security Center is advised of a theft after a police report has been filed, it obtains the approximate location of the Boomerang Unit via a secure connection with the cellular carrier and then transmits a unique code causing the Boomerang Unit to transmit a tracking signal. After the Boomerang Unit has begun to transmit a tracking signal, a Boomerang Tracking Vehicle is dispatched to the approximate location of the Boomerang Unit. In the provinces of Ontario and British Columbia, we use third parties to perform tracking. The Vehicle Tracking Units use direction-finding technology to locate the source of the tracking signal emitted by the Boomerang Unit which, with the integration and/or assistance of local law enforcement personnel, leads to the recovery of the stolen vehicle. Due to a Canadian government mandate requiring cellular telephone networks in Canada be based on digital technology by the end of 2008, Boomerang will not be able to serve customers who do not have digital tracking units installed in their vehicles.

THE LOJACK ADVANTAGE OVER GPS FOR STOLEN VEHICLE RECOVERY

Unlike systems based on Global Positioning System, or GPS, including technology such as OnStar®, our technologies can penetrate buildings and containers for the effective tracking and recovery of stolen mobile assets hidden from view. We differ from such GPS products in that our products are covert without any visible antennas or markings on the vehicle indicating presence of the LoJack System. Additionally, the direct integration of the LoJack System with law enforcement in the United States results in the automatic activation of the LoJack Unit upon the vehicle owner’s report of the theft to police; no third party intermediaries are involved in the activation or tracking process.

PRODUCTS AND TECHNOLOGY

LoJack®

The LoJack Unit is the component of the LoJack System that is installed in a purchaser’s vehicle. The LoJack Unit consists of a very high frequency, or VHF, transponder with antenna, microprocessor and power supply and contains a set of secret codes unique to the Unit. The LoJack Unit’s transmitter is activated upon receipt of its unique activation code from the SAS. The routine entry of a stolen vehicle report into domestic law enforcement information systems in jurisdictions where the LoJack System is operational causes the SAS to broadcast the unique activation code to the LoJack Unit in the stolen vehicle, in turn causing the LoJack Unit to transmit a signal. An activated LoJack Unit will continue to broadcast until it receives a properly coded message to stop. The deactivation command is automatically sent to the LoJack Unit upon entry of theft recovery information in the law enforcement information system in jurisdictions where the LoJack System is operational. All transmissions are made on a nationwide radio frequency allocated by the Federal Communications Commission, or FCC, for a law enforcement radio service.

LoJack Early Warning®, sold as an optional component of the LoJack System, provides early notification to a vehicle or motorcycle owner in the event of operation by an unauthorized user. LoJack Early Warning consists of a uniquely coded key pass and a motion sensor that works with the LoJack Unit to monitor vehicle movement and detect the presence of the registered owner’s key pass. Should the vehicle move without the presence of the registered owner’s key pass, a communication from the LoJack Unit in the vehicle is transmitted to the LoJack Control Center, a company-maintained database that provides automatic notification via e-mail, pager, and/or home, work or cell phone call to the vehicle owner.

LoJack for Construction Equipment is designed specifically for installation on heavy equipment. It functions similarly to the traditional LoJack Unit, but has been modified to meet the Society of Automotive Engineers design standards for use on heavy-duty vehicles.

We launched Locate by LoJack in 2008 for fleet managers and equipment owners. Locate by LoJack provides key functions such as location-on-demand, geofencing, engine hours and user defined reporting thus allowing equipment owners to readily analyze their assets, enhancing their equipment’s return on investment.

LoJack for Motorcycles is designed specifically for installation in “on road” motorcycles. It functions similarly to the traditional LoJack Unit, but has been modified and reduced in size so that it can be covertly installed in the limited space of a motorcycle. Beginning in 2007, LoJack Early Warning became an embedded feature on LoJack for Motorcycles.

We also offer warranty products that may be purchased to supplement the original purchaser’s warranty. These warranty products include: LoJack Extended Limited Recovery Warranty, LoJack Guarantee Plus 5000 (all states but New York) and LoJack Protection Plus 5000 (New York only). For more information on our warranty products see Product Warranty section below.

We license to Absolute Software the right to market computer theft recovery products under the brand name “LoJack for Laptops.” When a computer in which the “LoJack for Laptops” product is installed is reported stolen and subsequently connects to the Internet, the computer sends a signal to Absolute’s monitoring center to identify its location and provide certain other information. Absolute then works with local law enforcement and internet service providers to recover the computer.

We license SCI the right to use the LoJack trademark for SCI’s cargo and tracking recovery product, called “LoJack in Transit”, and we will collaborate in business activities and provide product development support to SCI.

Boomerang

The Boomerang Unit is the component of the Boomerang Tracking System that is installed in a purchaser’s vehicle. The Boomerang Unit consists of a cellular band RF transponder with antenna, microprocessor and power supply.

If a car equipped with a Boomerang Unit is stolen, the vehicle owner reports the theft to the local police department and the Boomerang Security Center. When the Security Center is advised of a theft and after a police report has been filed, the Security Center locates the approximate location of the Boomerang Unit via a secure connection with the cellular carrier network and then sends a unique code causing the Boomerang Unit to transmit a tracking signal. A tracking vehicle is dispatched in the general area reported by the Boomerang Unit. The Vehicle Tracking Units, installed in Boomerang tracking vehicles use sophisticated direction-finding technology to locate the source of the tracking signal emitted from the Boomerang Unit. Upon location of the stolen vehicle, Boomerang Vehicle Tracking personnel notify local law enforcement, who recover the vehicle. The BoomerangXpress is similar in design and functionality to the Boomerang Unit but the Boomerang Unit is installed in high end luxury vehicles while the BoomerangXpress Unit is targeted to the mid-price vehicle market.

In 2006, Boomerang introduced Boomerang Espion and Espion Alert. Utilizing multiple wireless sensors, these products have significantly increased the effectiveness of the Boomerang recovery system. In the event that one of the sensors is compromised, the remaining sensors will continue to operate and transmit tracking data to Boomerang’s Security Center or tracking vehicle.

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

GLOBAL PRESENCE

The LoJack System presently operates in all or a portion of 26 states and the District of Columbia in the United States. We have available statewide coverage, defined as coverage of at least 80% of the state population, in Arizona, California, Connecticut, the District of Columbia, Maryland, Massachusetts, Michigan, New Jersey and Rhode Island. We have coverage available in major metropolitan areas, cities and high crime areas in Colorado, Delaware, Florida, Georgia, Illinois, Louisiana, Nevada, New Hampshire, New York, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington. We identify and define coverage areas based on a qualitative analysis of population density, new car sales, geography and distribution of LoJack Units.

Internationally, our stolen vehicle recovery technology is operational in 31 countries and territories around the world. We have a licensed presence in countries located in Latin and South America, Europe and Africa, and the Asia Pacific Rim. We also operate Canada’s leading stolen vehicle recovery provider, Boomerang, with sales concentrated in the provinces of Quebec, Ontario and British Columbia. In 2006, we began commercial activities in Italy through a wholly-owned subsidiary, and expanded from Rome into Milan. In 2006, we entered into a license agreement for the People’s Republic of China. In 2007, we terminated the license agreement in the People’s Republic of China and we are now in the process of identifying a new licensee for this market. Additionally in 2007 we signed license agreements for three additional countries: Austria, Peru and Switzerland, and expect development of the LoJack vehicle tracking and recovery network to begin in those countries.

BUSINESS MODEL

Domestic Segment

Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning Units, related products and extended product and recovery warranties through automobile dealers. Revenue from the domestic segment comprised 67%, 69% and 68% of our consolidated revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Approximately 85% of domestic revenue originates through a distribution network of automobile dealers. Expansion into additional markets beyond the automotive market through the introduction of recent new products, such as LoJack for Construction Equipment, LoJack for Motorcycles and Locate by LoJack, leverages our existing network and requires no additional infrastructure. Approximately 5% and 4% of domestic revenue was derived from the sale of units of LoJack for Construction Equipment and LoJack for Motorcycles, respectively during the year ended December 31, 2007.

Since 2002, we continued to expand our installation capability by contracting with, and certifying, select dealers and other third parties to install our products. In 2007, 48% of our LoJack Unit sales relating to our domestic dealer business were installed by third parties, compared to 41% and 38% for the years ended December 31, 2006 and 2005, respectively. We monitor the quality of these installations through an expanded quality control process. We maintain full warranty service, both for the convenience of our automobile dealers through which LoJack products are marketed and in order to maintain a high degree of quality control and security over our technology.

The LoJack brand has an aided and unaided awareness of over 90% in the United States. We feel this brand awareness is beneficial to all existing sales channels, including automotive, commercial, motorcycle, laptops and cargo and will also prove beneficial to any new channels we may decide to enter.

International Segment

LoJack technology is now operational in 31 countries and territories. We have developed our technology such that the LoJack System can be used either by local law enforcement, by our licensee’s own security organization, or by a combination of both. Revenue from the international segment comprised 24%, 22% and 22% of our consolidated revenue for the years ended December 31, 2007, 2006 and 2005, respectively. International revenue is derived from the sale of LoJack Units, system infrastructure components, royalties, licensing fees and subscription and installation services. International licensing agreements thus far been primarily denominated in U.S. dollars and are structured with up-front licensing fees, which may be substantial and are non-recurring. The agreements provide that we will supply components and products at prices to be determined from time to time and/or receive royalties based upon the licensees’ LoJack based revenue. Approximately 85% of international revenue was from the sale of LoJack Units during the year ended December 31, 2007.

We also have made direct investments in selected international licensees that we believe offer significant market opportunity for LoJack Unit sales. At December 31, 2007, we held a 6.63% equity investment, with a carrying value of $4,290,000, in our French licensee and a 12.5% equity investment, with a carrying value of $1,541,000 in our Mexican licensee. In addition we hold less than a 10% equity interest in our licensees in Argentina and Hong Kong, to which we have assigned no investment value in our financial statements.

We have commercial operations in Italy through our wholly-owned subsidiary, LoJack Italia, SRL. We estimate this ownership will require an additional investment of approximately $3,000,000 to $4,000,000 over the next two to three years. This includes a capital investment of approximately $500,000 to complete the establishment of the LoJack network and recognition of $2,500,000 to $3,500,000 of LoJack Italia losses in LoJack’s operating results. Based on our experience with current international licensees, we believe that LoJack Italia will generate long-term profitability and value after the investment period. This investment is part of our strategy to own a controlling interest in select international markets that present a significant long-term financial growth opportunity for the Company.

Boomerang Segment

Boomerang revenue is derived primarily from the sale and installation of Boomerang Espion, Boomerang Espion Alert, Boomerang, Boomerang2 and BoomerangXpress Units, related products, and service contracts. Revenue from the Boomerang segment comprised 9%, 9% and 10% of our consolidated revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Approximately 20% of segment revenue is derived from the sale of Boomerang Espion, Boomerang Espion Alert, Boomerang, Boomerang2, and BoomerangXpress Units through auto accessory retailers and automobile dealers and approximately 80% of segment revenue is derived from service contracts. More than 45 insurance companies based in Quebec and Ontario offer rebates to customers who install a Boomerang Unit in their high priced or high risk of theft vehicles, and in many instances, such insurance companies require installation of a Boomerang Unit in such vehicles.

Purchasers of Boomerang Units are required to purchase a service contract with Boomerang. The terms of service contracts offered range from 12 to 60 months and are payable in full upon activation of the related unit or renewal of a previous service contract. Customers are also offered a monthly payment option. As of December 31, 2007, there was approximately $11,865,000 of deferred revenue resulting from approximately 107,000 active service contracts.

VEHICLE AND ASSET THEFT

Domestic Segment

According to the 2006 Federal Bureau of Investigation Uniform Crime Report, a motor vehicle is stolen in the United States every 26.4 seconds. In 2006, total motor vehicle theft was 1.2 million vehicles, with an estimated value of $7.9 billion. Most auto theft is carried out by sophisticated professional thieves, rather than amateur thieves. Thieves typically steal vehicles because of the profit potential of the vehicle’s components on the black market. The National Insurance Crime Bureau also reported that motorcycle theft totaled 71,000 stolen motorcycles in the United States in 2006. This represents a loss of over $434 million to motorcycle owners and the insurance industry.

International Segment

Interpol, which provides services for the law enforcement community to optimize the international effort to combat crime, indicated in a recent report that more than 4.2 million vehicles are stolen globally each year.

Boomerang Segment

According to the Insurance Bureau of Canada website, more than 160,000 cars are stolen in Canada every year with an estimated value of $1 billion. This crime costs auto insurers and their policyholders more than $600 million a year in claims pay-outs, or about $36 per policy. In addition, auto theft costs taxpayers more than $500 million in other costs, such as court, policing and health care expenses. Collectively, the annual cost of auto theft is more than $1 billion.

SALES AND MARKETING

Domestic Segment

Our sales and marketing approach in the domestic segment focuses on automotive channel, through which automobile dealers offer the LoJack Unit as an option for both their new and used car sales. The LoJack brand has an aided and unaided brand awareness of over 90% in the United States. We feel this brand awareness is beneficial to all existing sales channels, including automotive, commercial, motorcycle, laptops and cargo and will also prove beneficial to any new channels we may decide to enter. We also market LoJack Early Warning, insurance products and extended warranties through automobile dealers. We market these dealers primarily through a national sales force that routinely visits new and used car dealers to educate and train dealership personnel on the benefits of the LoJack System and related products. The LoJack Unit and related products can ordinarily be financed as a part of the purchase price of the vehicle.

To supplement installation efforts, we have cooperative arrangements with third parties specializing in after-market sales and installation of vehicle accessories to increase penetration in existing markets in a cost effective manner. We use direct advertising to generate product awareness among consumers and produce media and advertising campaigns targeted towards the consumer to increase brand awareness and drive sales.

We also market our products directly to owners of commercial vehicles and to consumers using (i) a national sales force that calls on construction equipment owners and manufacturers, (ii) telemarketing representatives and (iii) direct mail.

We market our LoJack for Motorcycles product through the motorcycle dealer channel in much the same way we market traditional LoJack Systems through automotive dealerships.

We license the LoJack brand name to Absolute Software and SCI for use in connection with theft recovery products for laptop computers and cargo, respectively.

International Segment

Sales and marketing efforts in territories where our licensees operate the business are typically controlled and funded by our international licensees and their respective management teams.

In Italy, our sales and marketing approach focuses on the automotive channel, through which automotive dealerships which offer the LoJack Unit, LoJack Early Warning, and extended warranties as options for new and used vehicle sales. We use a direct sales force in both Rome and Milan to visit car dealers to educate and train dealership personnel on the benefits of the LoJack System and related products. LoJack Italia has also begun to work with insurance carriers to expand LoJack’s brand awareness across the country. We have also used public relations campaigns and cooperative advertising initiatives with certain car dealers to promote consumer awareness of our product in Italy. In the future, we intend to expand our use of the media and advertising campaigns in Italy to increase our brand awareness and to drive sales.

Boomerang Segment

Our Boomerang segment’s sales and marketing efforts are concentrated in Quebec and Ontario. In Quebec, we work with insurance companies that mandate a stolen vehicle recovery system as a condition for insurance coverage on high priced or high risk of theft vehicles. We maintain a direct sales force in Quebec, which works directly with insurance companies, insurance brokers and local resellers of the products. We also sell products directly to consumers through two company-owned distribution centers. Unit sales in Quebec account for 63% of our unit sales in Canada.

In Ontario and British Columbia, we sell through the automotive channel in a similar fashion as in the United States using automobile dealers and automotive accessory retailers. We utilize a direct sales force to reach such automobile service dealers and retailers. We also sell in the commercial markets, primarily to construction equipment owners. The commercial business is supported by a direct sales force as well as an infrastructure of dealers who are available to sell and install Boomerang Units.

GROWTH STRATEGY

Our overall goal is to strengthen our leadership position in the vehicle and mobile asset tracking and recovery market through technology leadership new product development, market expansion, partnerships with new and established distributors and the global development of the LoJack brand. In addition, if appropriate, we may make acquisitions as a means to add channels of distribution for the LoJack brand or as a way for us to acquire new technology which could be sold through our existing channels of distribution.

Domestic Segment

Our domestic growth strategy is to use internal resources and partnerships with third parties to increase unit sales and profitability in the automotive, motorcycle and commercial channels, while developing and introducing new products to enter new sales channels while leveraging our brand recognition and reputation for tracking and recovering assets.

We plan to focus on high volume dealers who maintain a large market share in their geographic areas and dealers that are part of large dealer groups, so as to drive more aggressive business growth through our automotive channel in the United States. We will continue to expand our varied distribution and installation programs to sell and install LoJack Systems more cost effectively.

We have a 40% equity investment in SC-Integrity, Inc., or SCI, a Bothell, Washington based company which provides comprehensive solutions for cargo theft prevention, investigation, tracking and recovery. We have also licensed SCI the right to use the LoJack trademark for SCI’s cargo and tracking recovery product, called “LoJack inTransit”, and we will collaborate in business activities and provide product development support to SCI. The investment in SCI is accounted for using the equity method of accounting.

Our LoJack for Motorcycles product leverages our existing network for tracking and recovery. In 2007 we extended our LoJack Early Warning product to include motorcycles as an embedded feature providing motorcycle owners early notification in the event of an unauthorized use of their motorcycle.

The LoJack System now operates in 26 states and the District of Columbia, covering about two-thirds of the U.S. population. In 2008 we expect to expand into the State of Oklahoma. We will expand into additional markets as they become economically feasible.

International Segment

Our international growth strategy is to drive more aggressive unit sales growth in countries where the LoJack System presently operates, including leveraging strategic relationships with insurance companies and automobile manufacturers. In addition, we expect to expand into new geographic markets. We intend to drive unit sales growth through existing licensees by helping them to develop their business models and expanding system infrastructure. From time to time, we may make direct strategic investments in international licensees, some of which may be substantial, in order to enable them to gain market share. Our investment strategy has focused on those markets which either represent the best opportunities for significant generation of revenue or where we can positively impact market penetration or revenue growth.

Our growth strategy is to target international markets in which the combination of new vehicle sales, population density and incidence of vehicle theft is high. Market expansion may be in the form of (i) continuing to license the use of the LoJack System technology, (ii) securing agreements with governments to obtain rights to own and operate a controlling interest in the system, such as in Italy, and/or (iii) making strategic investments or acquisitions.

We have a common global platform which utilizes the same basic unit to operate on the varying global radio frequencies used for stolen vehicle recovery. This common platform unit has contributed to international business growth, due in large part to reduced product cost achieved through manufacturing efficiencies.

In Italy, our growth strategy is to use our internal sales and marketing resources to penetrate the stolen vehicle recovery market through the automotive dealership channel and with national insurance carriers. We are leveraging the extensive knowledge and experience of our domestic sales team to lay the foundation for a strong automotive dealer sales channel in Italy.

Effective January 1, 2006, we established LoJack Equipment Ireland Limited to serve as our international segment headquarters. Located in Dublin, Ireland, this operation supports business development, administrative and distribution activities for our international segment and provides nearby support to our European operations, which we believe has a high potential for expansion in the coming years.

In 2007, we terminated an existing license agreement for the People’s Republic of China and we are now in the process of identifying a new licensee for this market.

Boomerang Segment

Our Boomerang segment growth strategy focuses on sales and marketing efforts in Quebec, Ontario and British Columbia. In Quebec, we intend to continue to work with insurance companies to maintain and extend mandates for the Boomerang System as a condition for consumers to obtain insurance coverage and to train insurance companies and insurance brokers about our services. We plan to maintain a direct sales force in Quebec that works with the automotive accessory retailers and automobile dealers who sell and install Boomerang products. We intend to continue to utilize our two distribution centers, which sell and install Boomerang Units.

In Ontario and British Columbia, we intend to sell through the automotive channel using automobile dealers and automotive accessory retailers and to continue to leverage our direct sales force and segment experience by marketing directly to the automobile dealers. We believe that the automotive channel in these two markets represents a substantial growth opportunity. In all Canadian markets we will focus on increasing penetration in the commercial channel using our direct sales force to call on equipment dealers and equipment owners.

PRODUCT DEVELOPMENT

We concentrate our research and development activities on enhancing our proprietary stolen vehicle recovery network and creating new products that meet market needs for the tracking and recovery of valuable mobile assets. Our product development efforts utilize knowledge of law enforcement processes and systems to provide products that integrate into law enforcement operations and facilitate the tracking and recovery process. Our engineering staff develops products internally or in conjunction with third parties.

Our LoJack Unit is scalable and flexible, with connectivity features that may allow us to develop new products combining GPS and/or cellular based communications with our existing RF based stolen vehicle recovery technology. The unit provides a common platform for both domestic and international operations by utilizing the same basic unit to operate on the varying radio frequencies used in the countries where our technology is utilized for stolen vehicle recovery. Clarion Malaysia, (a subsidiary of Hitachi Limited) is the sole product manufacturer of LoJack Units.

We expect that we will coordinate our Boomerang and domestic segment research and development efforts (including efforts related to SCI) to offer new products that meet market needs for the tracking and recovering of stolen mobile assets.

Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. Total product development expenses totaled $5,601,000 (net of $805,000 product development expense reimbursement based on our litigation settlement with Clare, Inc.), $5,805,000 and $4,831,000 for the years ended December 31, 2007, 2006 and 2005, respectively. A portion of our product development efforts has been outsourced to third parties. The contracts with third parties require payments based upon completion of defined milestones. Expenses related to milestone achievements, which are expensed to operations as the milestones are achieved, amounted to $122,000, $355,000 and $332,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in the above-mentioned expenses.

GOVERNMENT REGULATION AND APPROVAL

Domestic Segment

The FCC-allocated frequency used by the LoJack System in the United States is set aside for nationwide use by state and local law enforcement agencies for stolen vehicle recovery systems. Law enforcement agencies in jurisdictions where we operate have been granted authority by the FCC to use this frequency.

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

International Segment

Our international licensees and LoJack Italia are subject to risks similar to those in our domestic segment with respect to government regulation and approval.

Boomerang Segment

The Boomerang tracking beacon operates on an unlicensed frequency and does not require specific government approval. Tracking of stolen Boomerang-equipped vehicles is performed by our personnel or by private parties under contract with us.

During the fourth quarter of 2008 the analog network used to track our Boomerang segment’s analog tracking units will cease to operate due to a Canadian government mandate requiring all cellular telephone networks in Canada be based on digital technology. This mandate will affect approximately 80,000 analog Boomerang units currently in service.

Although specific governmental licensing and approval are not required, once a Boomerang-equipped stolen vehicle is located by our tracking team, we rely on police and other law enforcement agencies for the actual recovery. Establishing and maintaining a good relationship with law enforcement agencies is important to our business.

PRODUCT WARRANTY

Domestic Segment

LoJack Parts & Labor Warranty. We warrant to original purchasers that the LoJack Unit and LoJack Early Warning will be free from defects in material or workmanship for a period of two years from the date of installation. If the product proves to be defective in material or workmanship within that period, we will, at our option, either replace or repair the product.

LoJack Limited Recovery Warranty. We also warrant to original purchasers of LoJack Units that if their LoJack equipped vehicle is stolen and reported to police in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time that the theft is reported to the police, we will pay the consumer an amount equal to the full purchase price paid for the LoJack Unit up to a maximum of $695 (up to $995 if the consumer also purchased LoJack Early Warning). For an additional charge, the original purchaser of the LoJack Unit can elect to extend the warranty period from two years to a period equal to the time they own their LoJack equipped vehicle.

LoJack Guarantee Plus 5000 (Sold in all states in which we do business other than New York). Consumers may purchase an additional five year warranty in which we, or in most jurisdictions an independent third party insurer, warrant to original purchasers of LoJack Units that, if the vehicle becomes a total loss due to theft, or is not recovered within 30 days from the time the theft is reported to the police, the consumer may receive up to

$2,500 to cover theft-related expenses plus up to an additional $2,500 towards the purchase or lease of a replacement vehicle if the consumer purchases the replacement vehicle from the original dealer. We have insured the risk relating to these warranty claims.

LoJack Protection Plus 5000 (Sold in New York State only). Certain dealers sell LoJack Units with an additional five year certificate in which an independent third party insurer, guarantees to original purchasers of LoJack Units that, if the vehicle becomes a total loss due to theft, or is not recovered within 30 days from the time the theft is reported to the police, the consumer may receive up to $2,500 to cover theft-related expenses such as insurance deductible, substitute vehicle rental, airfare if the vehicle is stolen more than 100 miles away from home, or nightly accommodations and meals. In addition, the consumer may be eligible to receive $2,500 towards the purchase or lease of a replacement vehicle if the consumer purchases the replacement vehicle from the original dealer.

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

PATENTS, TRADEMARKS AND LICENSES

Domestic Segment

We hold a patent portfolio that covers vehicle tracking, security and recovery technology. The portfolio includes United States Patent Nos. 5,917,423 and 6,229,988BI which expire in 2015 and 2018, respectively, covering portions of the LoJack System. Each of these patents adds to the predecessor patents by adding additional functionality that we believe yields a competitive advantage. Additional patent applications are pending. In addition, we hold proprietary information that is not patented, but is integral to the operation of the LoJack System. We believe that protection of the unpatented intellectual property will continue beyond the expiration of the stated patents. We also hold United States Patent No. 6,522,698 covering LoJack Early Warning which expires in 2017.

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

In June 2005, we entered into an agreement with Absolute Software, a Vancouver, British Columbia company, to license our trademark for use with Absolute’s computer theft recovery products which are marketed under the brand name “LoJack for Laptops.”

In October 2006, we licensed to SCI the right to use the LoJack trademark for SCI’s cargo and tracking recovery product, called “LoJack inTransit.”

International Segment

We hold patents, and have pending patent applications, similar to our domestic and Boomerang segment patents in various countries where we either currently do business or intend to do business.

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

COMPETITION

Competitive Advantages

We believe that our domestic segment has several competitive advantages, including our proprietary RF technology and two way tracking beacon, our distribution networks, well-known brand recognition and integration with law enforcement. Our RF technology is proven effective for the recovery of stolen vehicles and mobile assets. We hold a patent portfolio that covers vehicle tracking, security and recovery. We have developed a network in the United States that would be very expensive to replicate. We have an established distribution network in the automotive and construction channels in the United States, and an established operating network, through our licensees and owned operations in 31 countries internationally. Based on a brand study performed in 2007, we have a well-known brand with an aided and unaided brand awareness of over 90% in the United States. The LoJack System is directly integrated with law enforcement in the United States and, as a result, we have a detailed understanding of law enforcement systems and procedures. We are unaware of any competitor who proposes a system capable of being operated or actively monitored exclusively by law enforcement agencies, as is the LoJack System. We believe these competitive advantages present substantial barriers to competitive entry into our markets.

We believe that our Boomerang segment products and technology have several competitive advantages including proprietary cellular tracking and location technology, established relationships with insurance companies in Quebec and Ontario and brand recognition in Canada.

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

International Segment

Several competitors or potential competitors are marketing or have announced the development of products, including those that are based on RF technology, cellular technology, GPS technology or some combination of these technologies, which claim to have stolen vehicle tracking features that may compete directly with the LoJack System in our international segment. In some instances, competitors have a market share comparable or larger than that of our licensees. The competitive environment in regions with relatively high rates of auto theft, such as many countries in South America and parts of Africa is generally more intense than in regions with lower rates of theft. Competition in Europe has become more intense, with most competitors offering stolen vehicle tracking devices that utilize cellular and GPS technologies. Certain competitors have established relationships with automobile manufacturers to promote or incorporate their product offerings.

Boomerang Segment

We believe we face competition in the Boomerang segment from companies selling GPS systems which promote stolen vehicle recovery as a service. We also face competition in Canada from other security products and services, including alarms, immobilizers and vehicle etching, as well as third party warranty, insurance and vehicle protection products sold through the automobile dealership channel.

CONTRACT MANUFACTURING ARRANGEMENTS

We have a contract manufacturing arrangement for the LoJack Unit and other LoJack System components sold in the domestic and international segments with Plextek Limited (who subcontracts the physical manufacturing to Clarion Malaysia). We believe that several companies have the capability to manufacture LoJack Units.

INVENTORY

We seek to maintain a 90-day domestic and international supply of LoJack Units, which we believe is in line with sales levels and sufficient to rapidly fulfill orders.

Our Boomerang segment maintains a supply of inventory, of which, as of December 31, 2007, 16% was raw materials, 63% was work in process and 21% was finished goods. We assemble the Boomerang Units in our own facilities.

We fill orders as they are received and maintain no order backlog.

We maintain an inventory of certain LoJack System Law Enforcement Components beyond our current requirements in order to facilitate expansion into additional domestic and international markets.

EMPLOYEES

As of February 2008, we had a total of 925 full-time employees, 723 of whom were working in the domestic segment, 28 of whom were working in the international segment and 174 of whom were working in the Boomerang segment.

SEGMENT OPERATIONS

We divide our operations into three separately managed and reported business segments: domestic, international, and Boomerang. For financial information about our segments, and by geographic area, see Notes 1 and 13 to our consolidated financial statements contained herein at Item 8.

INTERNET ADDRESS AND SEC REPORTS

We maintain a website with the address www.lojack.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC. We also include our corporate governance guidelines, certain policies and the charters for each of the major committees of our board of directors on our website and intend to update these documents if amended as soon as reasonably practicable. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, and the address of that site is www.sec.gov.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our executive officers is set forth below.

Name	Age	Title
Richard T. Riley	51	Chief Executive Officer and Chairman
Ronald V. Waters III	55	President and Chief Operating Officer
Michael Umana	45	Senior Vice President and Chief Financial Officer
William R. Duvall	56	Executive Vice President and Chief Technology Officer
Thomas Wooters	67	Executive Vice President and General Counsel
Kevin M. Mullins	53	Senior Vice President and General Manager (U.S. Automotive)
Thomas M. Camp	44	Senior Vice President and General Manager (International)

Mr. Riley became Chief Executive Officer and Chairman of the Board of the Company in November 2006. From February 2005 until November 2006 Mr. Riley was President and Chief Operating Officer and a member of our Board. Prior to joining the Company, Mr. Riley served as an officer and director of New England Business Service, Inc., or NEBS, then a public company listed on the New York Stock Exchange prior to its acquisition by Deluxe Corporation. He served as President and Chief Operating Officer of NEBS from 2002 to 2003 and as President, Chief Executive Officer and Chief Operating Officer from 2003 to 2004. Prior to that, he served as a Senior Vice President of NEBS from 1998 to 2002, as President, NEBS Direct Marketing from 2001 to 2002, as

President, Integrated Marketing Services from 2000 to 2001 and as President of Rapidforms (acquired by NEBS in 1997) from 1992 to 2000. Mr. Riley served as a director of NEBS from 2002 to 2004. He serves as a member of the Board of Directors of VistaPrint USA Incorporated, a publicly held company in the printing and graphic arts business, and Micro-Coax, Inc., a manufacturer of microwave and cable products, a privately held company.

Mr. Waters became President, Chief Operating Officer and a member of the Board of Directors of the Company in February 2007. He served as Chief Operating Officer for the Wm. Wrigley Jr. Company from December 2003 through May 2006. He joined the Wm. Wrigley Jr. Company in 1999 as Chief Financial Officer and served as Chief Financial Officer until his elevation to Chief Operating Officer in 2003. Prior to joining the Wm. Wrigley Jr. Company, Mr. Waters held several senior executive positions of increasing responsibility with The Gillette Company from 1993 to 1999. Before joining The Gillette Company, Mr. Waters was a Partner and Practice Leader with KPMG International. Mr. Waters is currently a director of HNI Corporation, a public company that is a U.S manufacturer of office furniture and home products.

Mr. Umana became Senior Vice President and Chief Financial Officer of the Company in March 2006. Prior to joining the Company, Mr. Umana served as President of Saucony Division of The Stride Rite Corporation in 2005. Prior to Stride Rite Corporation, Mr. Umana served as Executive Vice President, Finance, Chief Operating Officer, Chief Financial Officer, Treasurer and Assistant Clerk of Saucony, Inc. an international performance-oriented footwear and apparel company from May 2003 until its sale to Stride Rite, Inc. in September 2005. From July 2001 until May 2003, Mr. Umana served as Saucony’s Senior Vice President, Finance, Chief Operating Officer, Chief Financial Officer and Treasurer and from 1999 to July 2001 as its Vice President, Finance and Chief Financial Officer. Prior to Saucony, Mr. Umana was employed as Vice President and Chief Financial Officer of the Analytical Instrument Business Unit at PerkinElmer, Inc., a high technology manufacturer from 1997 until 1999. From 1985 to 1997, Mr. Umana held various auditing and consulting positions, including being Senior Manager, Business Consulting at Arthur Andersen LLP, a professional services company. Mr. Umana is a Certified Public Accountant.

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

Mr. Wooters joined LoJack in December 2003 as Executive Vice President and General Counsel. He has over 40 years of legal experience representing public and private companies and investors in such companies in a range of businesses, including more than 25 years as outside counsel to LoJack. Before joining LoJack Mr. Wooters practiced law with the firm of Sullivan & Worcester LLP and for his last 2 years there was “of counsel.”

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

Any negative impact on the sales, licensing and marketing efforts of our principal products would adversely affect our business and results of operations.

Our business depends primarily on the sale, licensing and market acceptance of a principal product, our LoJack System, and related products and services in the United States and 31 foreign countries and the Boomerang Stolen Vehicle Recovery System in Canada. Because our revenue is dependent on the success of the principal products, any factor affecting its marketability could have a material adverse affect on our business and results of operations. Factors that could harm the successful sale and licensing of the products include all of the factors discussed in this Item 1A including, among others:

•	If automobile dealers with whom we have relationships stop selling or emphasizing our products in connection with their vehicle sales;

•

If law enforcement agencies who currently utilize our LoJack System in the United States do not renew our service contracts or if such law enforcement agents grant service contracts to our competitors;

•	If we are unable to establish a market for our products and services in Italy;

•	If our foreign licensees are unable to establish a market for our products in their jurisdictions;

•	If we are unable to develop enhancements to our products as required by market demand;

•	If we are unable to protect our proprietary rights;

•	If one or more of our competitors introduces a product or system that makes our products obsolete or ineffective;

•	If third parties are able to locate or impair the function of LoJack Units or Boomerang Units in vehicles, potentially adversely affecting our recovery rates; or

•	If vehicle manufacturers adopt practices, implement new technologies or create systems which may adversely affect the efficacy of the LoJack System.

Failure to procure and maintain contracts with local law enforcement agencies would materially adversely affect the marketability of the LoJack System which would inhibit sales in the United States and harm our business.

The LoJack System is designed to be integrated into existing law enforcement computer systems and telecommunication systems and procedures. A LoJack Unit will not be effective if the automobile in which it is installed is located in a jurisdiction where our LoJack System is not operational because we have not procured an agreement with local law enforcement agencies. We have agreements covering 26 states and the District of

Columbia to varying degrees. These agreements are generally for terms of up to five years. Renewal or extension of any of these agreements may be subject to competitive bidding. We cannot guarantee that we will be able to renew or extend our existing agreements with local law enforcement agencies or obtain agreements in new target jurisdictions in the future. Our competitors may seek agreements with local law enforcement agencies and if they obtain such agreements we may be adversely affected. Furthermore, if we are unable to procure and maintain contracts with local law enforcement agencies in our target markets, our financial results will be materially and adversely affected.

If we are unable to maintain our brand image and product quality, it may damage our reputation which could have an adverse effect on our business, financial condition and results of operations.

We believe that we have built an excellent reputation for the quality and success of our products in the tracking and recovery of stolen mobile assets. Our continued success depends on our ability to maintain brand image for our existing products and effectively build up brand image for new products and brand extensions. LoJack brand recognition has been highly rated in several brand value studies. We believe we must preserve and grow the value of our brand to be successful in the future. We cannot assure you, however, that additional expenditures and our renewed commitment to advertising and marketing will have the desired impact on our products’ brand image and on consumer preferences.

Brand value is based in part on consumer perceptions as to a variety of subjective qualities. Even isolated business incidents that erode consumer trust, particularly if the incidents receive considerable publicity or result in litigation, can significantly reduce brand value. Product quality issues, real or imagined, could tarnish the image of the LoJack brand and may reduce demand for our products and cause consumers to choose other products. Poor product acceptance or low recovery rates could affect our profitability and could negatively affect brand image. If we fail to maintain high standards for product quality and recovery, our reputation could be jeopardized. Damage to our reputation or loss of consumer confidence in our products for any of these reasons could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation.

Our growth depends in part on the development, production and market acceptance of new products which we cannot assure will happen successfully.

To maintain competitiveness in our industry we must support and enhance our existing products and develop new products in response to market demands. Product development involves a high degree of risk and uncertainty due to unforeseen difficulties and costs. We may not be successful in developing, marketing and releasing new products that we believe are necessary to respond to technological developments, evolving industry standards or changing customer requirements. In addition, our new product enhancements may not adequately meet the requirements of the marketplace and may not achieve the broad market acceptance necessary to generate significant revenue. If the release date of any future products or enhancements is delayed, or if these products or enhancements fail to achieve market acceptance when released, our revenue may decrease, we may not be able to recover our costs and our competitive position may be harmed.

If we are unable to hire or retain key employees, it could have a negative impact on our business.

Our continued growth depends substantially on the contributions and abilities of key executives and other employees. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. We compete to hire new employees, and then must train them and develop their skills and competencies. Our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any unplanned turnover could deplete our institutional knowledge base and erode our competitive advantage.

A change in the mix of our installation methodology or distribution channels may have a negative impact on gross profits and operating profitability.

An increased number of sales to dealers at a lower average selling price under our bulk installation program may have a negative impact on our gross profits. Lower profit margins are acceptable to us as long as they result in increased market share and dealer penetration and are offset through increased efficiency of our business model and higher gross profit dollars. In addition, an increase in a segment sales volume, particularly the international segment, whose margins are less than our overall average gross profit percentage, may also have a negative impact on our gross profits.

If our competitors or vehicle manufacturers develop products, systems or technologies that make our products less competitive or obsolete, our business would be harmed.

In recent years, the number of companies developing and marketing wireless communications products that have security applications used directly in vehicles has expanded considerably. We compete with other makers of stolen vehicle recovery devices. We believe we also face competition from all products which are sold by automobile dealers in the after-market space, including makers of vehicle security devices, GPS products and navigation systems, because they compete with us for consumer funds in the automobile security products after-market.

Several competitors or potential competitors are marketing, or have announced the development of, competitive vehicle recovery systems and products aimed at our target market. In addition, we believe that new market entrants may attempt to develop a system of theft detection or recovery that may be directly competitive with our products. Some of our existing or potential competitors have greater financial, technical, marketing, service and support resources than we have and, as a result, are able to devote greater resources to the development, promotion, sale and support of their systems and products than we are able to devote to our systems and products. Our business would be harmed if these or other competitors were to:

•	Implement revised systems and technologies in motor vehicles that do not support our LoJack System;

•	Develop stolen vehicle recovery and tracking products comparable with our LoJack or Boomerang Systems;

•	Market a system capable of being operated or actively monitored by law enforcement agencies; or

•	Develop new and improved products or technologies that render our products or proposed products obsolete or less competitive.

Competitive pressures could cause us to lose market share and require us to reduce our prices, which could reduce profit margins. This could cause a decline in our revenue and adversely affect our operating results. We cannot ensure that we will be able to compete successfully against existing companies or new entrants to the marketplace.

Economic downturns could reduce the level of consumer spending and available credit within the automobile industry, which could adversely affect demand for our products and services.

Consumer spending in the automobile industry is often discretionary and may decline during economic downturns, when consumers have less disposable income. Approximately 85% of our domestic gross unit sales for the year ended December 31, 2007 were made through a distribution network consisting of dealers that offer our LoJack System as an option on both their new and used automobiles. Our primary focus for domestic growth involves increasing our sales through existing automobile dealer channels and markets. Consequently, any change in general economic conditions resulting in a significant decrease in dealer automobile sales could adversely impact our future revenue and earnings.

Economic, political and other risks associated with the operations in our international markets could adversely affect our revenue and earnings.

Our licensed stolen vehicle recovery technology and rights are presently operational in 29 international countries and territories through license arrangements with our foreign licensees and through our owned operations in Canada and Italy. We carry investments in several of, and hold sizeable receivables from, these licensees. Our international operations in the future may be in the form of continuing licensing relationships in additional international markets or in the form of equity investments in foreign licensees, or ownership of a controlling interest in selected foreign operations, such as Canada and Italy. Approximately 24% of our consolidated revenue for the year ended December 31, 2007 was derived from LoJack related revenue and royalties from our international segment.

The current forecast for our revenue and profit growth is partially contingent on the continuation of our license agreements with our licensees and the success of their operations. Changes to our licensees’ existing management teams, or failure of our licensees to meet their working capital needs or execute fully on their existing business plans, could negatively impact the carrying value of our investments, collectibility of our receivables and our target revenue and profits from our international segment. Moreover, our licensees’ operations and our international operations expose us to risks inherent in doing business outside of the United States including:

•	Potentially weak protection of intellectual property rights;

•	Economic and geo-political instability;

•	Import or export licensing requirements;

•	Trade or currency restrictions;

•	Difficulties in collecting accounts receivable;

•	Business models that are more heavily weighted towards periodic payments rather than receiving full payment upon sale of the product;

•	Unexpected changes in regulatory requirements and tariffs;

•	Seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe;

•	In-country pricing which may be adversely impacted by fluctuations in exchange rates;

•	Potentially adverse tax consequences;

•	Operational dependency on the skills of the international licensees’ management teams, which we do not control;

•	Longer payment terms extended to international licensees than to domestic customers;

•	Access to capital by our licensees to invest in infrastructure, hire and train employees, and obtain sufficient funding; and

•	Uncertainties related to product acceptance.

Any of these factors could harm the operations of our licensees and, consequently, our business and operating results. Specifically, our licensees’ failure to effectively deliver on that business plan could increase our anticipated operating costs, diminish or destroy the value of our equity investments in our licensees or delay or preclude altogether our ability to generate revenue in key international markets.

Our international business growth strategy depends in large part on the success of our licensees and our reputation may be harmed by actions taken by licensees that are outside of our control.

There are risks to our business and our brand if a licensee defaults in its obligations to us and others and operational shortcomings of a licensee’s business may be attributed by consumers to the Company’s systems and products, thus damaging our brand, reputation and potentially affecting revenue and profitability.

Operations of our Boomerang segment are currently heavily dependent on Boomerang’s alliances with wireless carriers and insurance companies.

Wireless carriers are an integral facet of our Boomerang System. The continued availability and maintenance of the wireless telecommunications networks that we use in Canada is essential for operating the

Boomerang tracking system. During the fourth quarter of 2008, the analog network used to track our Boomerang segment’s analog tracking units will cease to operate due to a government mandate requiring all cellular telephone networks in Canada be based on digital technology. This mandate will affect approximately 80,000 analog Boomerang units currently in service. Boomerang must replace these analog units by the end of 2008. It is expected that this transition will negatively impact Boomerang’s customer retention rates and financial results in 2008 and 2009. As a result, in the fourth quarter of 2007 we tested the Boomerang segment’s intangible assets for potential impairment and recognized an impairment charge of $3,298,000.

Many insurance companies are strong supporters and advocates of the Boomerang System and, as a result, some in the province of Quebec mandate installation of Boomerang Units in certain vehicles. The continued existence of these strategic alliances and insurance mandates is important for the ongoing development of our existing markets. Changes in insurance practices and requirements could adversely affect the demand for and sales of our Boomerang Unit.

We are subject to government regulations and approvals which may limit the number of our potential customers or result in costs and delays that could impede our ability to competitively offer our services and products in the market.

We must obtain the approval of law enforcement agencies, as well as other governmental agencies, for implementation of our LoJack System in any domestic jurisdiction. The approval process may be time consuming and costly and, in some jurisdictions, governmental approvals we obtain may be terminable by an executive or legislative body. Moreover, our LoJack System is operated by law enforcement agencies utilizing a frequency assigned by the FCC for that purpose. The operation of our LoJack System depends on the continued availability of the frequency which we cannot guarantee. The licensees of our LoJack System which operate in international markets and may encounter similar or additional regulatory requirements and uncertainties under local laws. Certain countries have or may mandate the inclusion of GPS products in vehicles which may affect our licensee’s current business model and may harm our financial condition and operating results. As we continue our expansion into international markets, our licensees will face additional and varied local governmental regulations and approvals with which we must comply. Governmental regulations, requirements and approvals may limit the number of potential customers for our services or impede our ability to offer competitive services, either of which would have a negative impact on our results of operations.

Our failure to successfully integrate businesses that we acquire could disrupt our business and negatively impact our future financial condition and operating results.

The success of any acquisition depends in part on our ability to integrate the acquired company’s operations, personnel, technologies and products. We may make strategic acquisitions of complementary companies, products or technologies. Any company we may acquire in the future: could disrupt our business, divert our management’s attention from our core business objectives and may involve unforeseen difficulties and costs. Any of these risks could negatively impact our ability to fully realize the expected benefits of our acquisitions. We may not be able to successfully integrate any business, technology or personnel that we have acquired or those we might acquire in the future in a timely manner, or at all, and this could harm our financial condition and operating results.

Our failure to successfully execute on our initiative to own and operate a vehicle tracking and recovery network in Italy and our failure to recognize significant benefits from our investment in SCI could disrupt our business and negatively impact our future financial condition and operating results.

Since 2005, we have invested more than $8,000,000 (comprised of LoJack network buildout and operating losses) in Italy and have committed $3,000,000 to $4,000,000 in the next two to three years to expand our stolen vehicle tracking and recovery network in Italy. This undertaking will require significant amount of financial resources and senior management focus which may impact our core business. There is no assurance that there will be consumer acceptance in Italy sufficient to result in an acceptable return on our Italian investment.

In 2006, we invested $3,000,000 in SCI to acquire a 40% equity interest in the company and to expand LoJack’s trademark for use with SCI’s cargo and tracking recovery products to collaborate in business activities and to provide product development support. There is no assurance that our investment in SCI will result in substantial LoJack brand identity or commercial acceptance of any new or existing SCI products in the cargo and tracking market segment.

We may need additional financing in the future, which could be difficult to obtain on acceptable terms or at all. Any such financing could also dilute shareholder value.

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

Our primary business strategy is to successfully develop and market our products and technology. The long-term success of this strategy depends in part upon us acquiring, maintaining and protecting proprietary rights to these products and technologies. Although we seek to protect our intellectual property rights through a combination of patents, trademarks, copyrights, trade secret laws, confidentiality agreements and licensing arrangements, we cannot ensure that we will be able to protect our technology from misappropriation or infringement. Our competitors could have exclusive intellectual property rights to technologies which they develop that are substantially equivalent or superior to our technology, which would likely hurt our market position. Moreover, we cannot ensure that any of our existing intellectual property rights will not be invalidated, circumvented, challenged or rendered unenforceable. In addition, the laws of some countries in which we offer or plan to offer our products through our foreign licensees may not protect our intellectual property rights to the same extent as the laws of the United States and/or Canada, increasing the possibility of piracy of our technology and products which could adversely effect our profits.

It may be necessary to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation can be distracting to management and can be time consuming, expensive with outcomes difficult to predict. Our failure to successfully protect or enforce our intellectual property rights could have an adverse effect on our business and results of operations.

If a court determines that our technology infringes on third parties’ intellectual property, we will likely face significant costs and we may lose our rights to the technology, which would harm our business.

We may be subject to infringement claims as the number of products and competitors in our industry grows. It is possible that we will inadvertently violate the intellectual property rights of other parties and those third parties may choose to assert infringement claims against us. If we are unsuccessful in any litigation based on a claim of infringement, in addition to exposure to substantial monetary damages, we could be required to expend considerable resources to modify our products, to develop non-infringing technology or to obtain licenses to permit our continued use of the technology that is the subject matter of the litigation. If we are unsuccessful in these endeavors, we may be enjoined from using the technology subject to the infringement claim which, depending on its importance to our product line and business, could cause us to incur substantial liabilities and could adversely affect our profits, perhaps significantly. In addition, defending ourselves against allegations that we have infringed the rights of others could result in substantial costs to us, impede the development and sale of the affected product or intellectual property and divert the efforts of our technical and management personnel, even if we ultimately prevail.

We depend on a limited number of third parties to manufacture and supply infrastructure components for our principal products. If our suppliers cannot provide the components or services we require, our ability to market and sell our products could be harmed.

Currently we rely on a sole supplier to manufacture our LoJack Units, a critical component of our LoJack System. If our supplier fails to supply these components in a timely manner that meet our quantity, quality, cost requirements, or technical specifications, we cannot be assured that we will be able to access alternative sources of these components within a reasonable period of time or at commercially reasonable rates. A reduction or interruption in supply of the LoJack Units that we purchase from our supplier, or a significant increase in the price of these units, could have a material adverse effect on our marketing and sales initiatives regarding our LoJack System, which would hurt our business objectives and financial results domestically and internationally.

Failure to create and maintain strategic relationships with qualified and effective third party installers could have a material adverse affect on our business.

We have established strategic relationships with a number of organizations that we believe are critical to the cost effective distribution of our products. In addition to LoJack technicians, we use automobile dealers and distributors to install LoJack Units as part of various programs intended to improve the cost effectiveness and efficiencies in installing LoJack Units. A large percentage of our unit installations are performed by third party installers. In addition, our Boomerang segment utilizes a third party to perform approximately half of their unit installations. Failure to continue existing relationships and form new relationships with third party installers would hurt our profits and revenue growth. There is no guarantee that we will maintain these relationships or form new strategic relationships in the future. In addition, although we monitor the quality of these third party installations through our quality control processes, services offered by third parties may not meet our standards. If we are unable to adequately address any performance issues by our third party installers we could lose sales opportunities which could harm our reputation and reduce our profits.

Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.

As of December 31, 2007, our total assets included $58,101,000 of goodwill and net intangible assets. These assets consist of $54,979,000 of goodwill associated with our Boomerang acquisition and $3,122,000 of intangible assets consisting of monitoring contractual relationships, completed technology, securing patent rights, trademark rights and technology licenses, net of accumulated amortization. We test these items on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting segment to which they are assigned. During the fourth quarter of 2008, the analog network used to track our Boomerang segment’s analog tracking units will cease to operate due to a government mandate requiring all cellular telephone networks in Canada be based on digital technology. This mandate will affect approximately 80,000 analog Boomerang units currently in service. Boomerang must replace these analog units by the effective date of the government mandate. It is expected that this transition will negatively impact Boomerang’s customer retention rates and financial results in 2008 and 2009. As a result, in the fourth quarter of 2007 we tested the segment’s intangible assets for potential impairment and recognized an impairment charge of $3,298,000.

Additional adverse changes in our business or the failure to grow our Boomerang segment may result in impairment of our goodwill and intangible assets which could adversely affect our results of operations.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.

Effective internal controls are necessary for us to provide reliable financial reports. The Sarbanes-Oxley Act requires management and our auditors to evaluate and assess the effectiveness of our internal controls over financial reporting. If we fail to maintain effective internal controls, we could be subject to regulatory scrutiny, our stock price could be adversely affected and investors could lose confidence in the accuracy and completeness of our financial reports.

If we are not able to build and sustain proper information technology infrastructure, our business could suffer.

We depend on information technology to improve the effectiveness of our operations and to interface with our customers, as well as to maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach.

Our information systems could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in the loss of assets.

Our investment portfolio could experience a decline in market value which could adversely affect our financial results.

We held $14,686,000 in short-term investments as of December 31, 2007. All investments must be of high credit quality, and we limit the amount of investment with any one issuer. A deterioration in the economy, including a credit crisis or significant volatility in interest rates, could cause the investments to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially adversely affected.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our executive offices are located in Westwood, Massachusetts and are under leases for such space expiring in December 2011. We maintain a facility located in Canton, Massachusetts for our engineering operations under a lease that expires in December 2011. We also maintain facilities in Westwood, Massachusetts and Palmdale, California for our Call Center operations under leases that expire in December 2011 and February 2012, respectively. In addition, we lease facilities for our sales and operations personnel in California, Colorado, Florida, Georgia, New Jersey, Pennsylvania and Texas under operating leases that expire from 2008 to 2013.

The head office and marketing and customer care facilities for our Boomerang segment are located in leased premises in Montreal, Quebec. We also lease space in St. Leonard (Montreal), Quebec in which research and development, product assembly, installation and sales activities are carried out, and space in Mississauga, Ontario for certain sales personnel. The Montreal and St. Leonard leases expire in February 2010 and the Ontario lease expires in January 2011.

We also maintain facilities in Dublin, Ireland and Rome and Milan, Italy for our administrative, sales and operations personnel under leases that expire in 2009, 2011 and 2012, respectively.

We do not own any real estate.

Because our operations do not require any special facilities, we do not anticipate any difficulty in finding space adequate for our purposes at reasonable rates, should the need arise. We believe that our current facilities are adequate for our operations.

ITEM 3—LEGAL PROCEEDINGS

Other than as set forth below, we were not a party to any material legal proceedings during the fiscal year ended December 31, 2007.

In April, 2003 we brought suit against Clare, Inc., or Clare, a wholly owned subsidiary of IXYS Corporation (NASDAQ: SYXI), claiming that Clare had breached a contract with us and asserting additional claims. On February 8, 2006 a jury in the Superior Court of Norfolk County, Massachusetts, or the Court, returned a favorable verdict in our suit against Clare and awarded us damages in the amount of $36,700,000. On May 30, 2006 the Court entered judgment for damages awarded by the jury in the amount of $36,700,000, pre-judgment interest at the rate of 12% per annum of $6,941,984, legal fees of $679,332 and costs of $28,861, for a total judgment of $44,350,177. On July 25, 2006 a Justice of the Court ordered that the jury verdict in favor of LoJack be reduced to approximately $6,800,000, inclusive of pre-judgment interest and previously awarded attorneys fees and costs. Each party appealed and on July 23, 2007, the Massachusetts Appeals Court ordered that the judgment of approximately $6,800,000 be vacated and that a new judgment be entered in our favor in the amount of $805,000 plus statutory interest, for a total of approximately $1,224,000. The Massachusetts Supreme Judicial

Court denied the Company’s request for further appellate review and the Company received $1,224,000 from Clare. This litigation is now concluded and Clare’s payment is included in the Company’s financial statements for the year ended December 31, 2007 as a reduction to product development expenses of $805,000 and an increase to interest income of $419,000.

On April 5, 2006, a suit was filed against us in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. The plaintiff contends that we improperly credited break time and overtime pay and seeks unspecified monetary and injunctive relief. In September 2007, the United States District Court for the Central District of California dismissed the plaintiff’s federal law claims which represented the largest part of the Company’s potential exposure. In November 2007, the plaintiff filed state law claims in California State Court. In January 2008, we removed the state law claims to the United States District Court for the Central District of California. The plaintiff has filed a motion to remand back to California State Court. We cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. If the final resolution of this lawsuit is unfavorable to us, our financial condition and results of operations might be materially adversely impacted.

On November 21, 2007, we instituted an arbitration proceeding seeking to enforce our post-termination rights and the post- termination obligations of our former China licensee. We terminated the license agreement on November 12, 2007 based upon the licensee’s default and failure to perform its obligations under the license agreement. Under the license agreement, exclusive jurisdiction for the resolution of controversies under or relating to the license agreement is arbitration in Boston, Massachusetts, under the rules of the American Arbitration Association. At this early stage it is impossible to predict the outcome of this arbitration proceeding.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5—MARKET	FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol: LOJN.

Stockholders

On March 7, 2008, there were approximately 2,000 record holders of our common stock. We believe the actual number of beneficial owners of our common stock is approximately 15,000 because a large number of the shares of our common stock are held in custodial or nominee accounts for the benefit of persons other than the record holders.

Dividends

We have never paid a dividend, and have no current intentions to pay a dividend. At the present time we expect that future earnings will be retained for use in our business. Our line-of-credit and demand facilities with our banks permit the payment of dividends so long as such payments do not cause noncompliance with certain loan covenants.

Issuer Purchases of Equity Securities

On February 28, 2006, our Board of Directors authorized a new stock repurchase plan, or the 2006 Repurchase Plan. The 2006 Repurchase Plan authorized us to purchase up to 2,000,000 shares of our outstanding common stock on or before February 25, 2008. From the date of the adoption of the 2006 Repurchase Plan through December 18, 2006 the Company repurchased 1,244,566 shares. On December 19, 2006 the Board of Directors increased the remaining authorization to 2,000,000 shares. For the years ended December 31, 2007 and 2006 we repurchased 1,104,819 and 1,293,866 shares of common stock at an average price per share of $18.85 and $19.65, respectively.

On February 15, 2008 our Board of Directors approved an increase of 1,000,000 shares to our repurchase program for a 10b-5 Plan under the Securities Exchange Act of 1934 and additionally renewed the remaining management discretion authority to repurchase 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares.

Repurchase activity for the year ended December 31, 2007 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	—	$—	—	2,000,000
February 1 to February 28	—	—	—	2,000,000
March 1 to March 31	304,592	19.32	304,592	1,695,408
April 1 to April 30	—	—	—	1,695,408
May 1 to May 31	195,000	20.52	195,000	1,500,408
June 1 to June 30	—	—	—	1,500,408
July 1 to July 31	10,855	21.92	10,855	1,489,553
August 1 to August 31	291,600	18.79	291,600	1,197,953
September 1 to September 30	34,500	19.01	34,500	1,163,453
October 1 to October 31	—	—	—	1,163,453
November 1 to November 30	171,200	17.42	171,200	992,253
December 1 to December 31	97,072	16.48	97,072	895,181

Total	1,104,819	$18.85	1,104,819	895,181

(1)	No shares have been purchased by us other than through our publicly announced stock repurchase program.

Unregistered Sales of Equity Securities

None.

Common Stock Sales Price Information

The following table sets forth the range of the high and low sales price information for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market. This information reflects inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily reflect actual transactions.

	High	Low
Year Ended December 31, 2007
First Quarter	$20.07	$16.50
Second Quarter	23.03	18.06
Third Quarter	24.24	16.76
Fourth Quarter	20.25	15.41

Year Ended December 31, 2006
First Quarter	$26.79	$21.05
Second Quarter	24.60	16.11
Third Quarter	21.48	15.10
Fourth Quarter	21.04	14.75

Stock Performance Graph

The following line graph compares the yearly percentage change in the cumulative shareholder return on the Company’s Common Stock to the NASDAQ Composite Index and a Company-selected peer group index over the five-year period beginning December 31, 2002 and ending December 31, 2007. Cumulative shareholder return has been measured on a weighted-average basis based on market capitalizations of the component companies comprising the peer group index at the close of trading on the last trading day preceding the beginning of each year assuming an initial investment of $100 and reinvestment of dividends.

The Company’s peer group index consists of AudioVox Corporation, Directed Electronics, Inc., I. D. Systems, Inc., Ituran Location & Control Ltd., Garmin Ltd., Numerex Corporation and Trimble Navigation Ltd. The Company selects its peers based on products and markets similar to the Company’s. The Company notes that the number of companies developing and marketing wireless communications products that have security applications or are used directly in vehicles has increased significantly in recent years. In order to reflect such a trend, the Company’s peer group will change from time to time.

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

ITEM 6—SELECTED FINANCIAL DATA

The selected condensed consolidated financial data set forth below are derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 and the consolidated financial statements and notes thereto included herein at Item 8.

	Year Ended December 31,
	2007 (1)	2006 (1)	2005	2004	2003
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share information):
Revenue	$222,749	$213,288	$190,726	$145,691	$125,808
Cost of goods sold	98,625	99,933	89,003	69,250	61,893

Gross profit	124,124	113,355	101,723	76,441	63,915
Costs and expenses	90,559	89,866	74,872	60,264	51,531
Loss on impairment of intangible assets	3,298	—	—	—	—

Operating income	30,267	23,489	26,851	16,177	12,384
Interest income (expense) and other—net	2,479	1,046	669	875	100

Income before provision for income taxes	32,746	24,535	27,520	17,052	12,484
Provision for income taxes	11,341	8,028	9,081	6,652	4,869

Net income	$21,405	$16,507	$18,439	$10,400	$7,615

Basic earnings per share	$1.17	$0.90	$1.03	$0.67	$0.51

Diluted earnings per share	$1.13	$0.86	$0.96	$0.64	$0.51

Weighted average shares outstanding:
Basic	18,321,826	18,334,033	17,922,792	15,605,155	14,913,199

Diluted	18,933,532	19,243,563	19,189,525	16,281,720	15,054,986

CONDENSED CONSOLIDATED BALANCE SHEET DATA:
	December 31,
	2007	2006	2005	2004	2003
(in thousands):
Working capital	$87,604	$58,950	$65,490	$29,286	$20,684
Total assets	245,811	209,953	197,737	153,785	67,340
Long-term debt and capital lease obligations	26,477	9,242	14,520	20,900	174
Total liabilities	117,479	99,953	93,759	89,835	38,152
Total stockholders’ equity	128,332	110,000	103,978	63,950	29,188

(1)	In 2006, we adopted Statement of Financial Accounting Standard (SFAS) FAS 123(R) which requires the expensing of stock options and shares purchased through our Employee Stock Purchase Plan, or ESPP. As a result of adopting the new standard, operating income decreased by $1,353,000 and $1,487,000, net income decreased by $1,106,000 and $1,217,000, basic earnings per share decreased by $0.06 and $0.07 and diluted earnings per share decreased by $0.06 each for the years ended December 31, 2007 and 2006, respectively. In the fourth quarter of 2006 approximately $1,500,000 and $0.08 were included in net income and basic and diluted earnings per share, respectively, relating to expenses associated with the retirement of the Company’s former Chairman and Chief Executive Officer.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included herein at Item 8.

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

Domestic Segment

We develop and market the LoJack System, a unique, patented system designed to assist law enforcement personnel in locating, tracking and recovering stolen vehicles. We also offer LoJack Early Warning as an option to the LoJack System which provides early notification to a vehicle/motorcycle owner in the event the asset is moved by an unauthorized user.

Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning, and extended warranty products to consumers. Approximately 85% of domestic sales are made through a distribution network consisting of dealers of new and used automobiles. We have strong consumer brand awareness in the United States.

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

We also offer warranty products at the point of sale to new customers and through direct sales efforts to our existing customers.

We record additions to deferred revenue for our LoJack Early Warning product for certain warranty products for which we have been deemed to be the primary obligor of the underlying contract. Subsequent to January 1, 2007 we are no longer the primary obligor under any warranty arrangements. We typically receive full payment within 60 days of the transaction, but recognition of the deferred revenue is recognized over the estimated life of the product or service. These payments are a significant component of our cash flow from operations. Additions of these components of deferred revenue net of deferred costs were $18,549,000 for the year ended December 31, 2007, compared to additions of $16,165,000 for the year ended December 31, 2006.

International Segment

Internationally, our licensed stolen vehicle recovery technology is operational in 31 countries and territories around the world. We have a licensed presence in Latin and South America, Europe and Africa, and the Asia Pacific Rim. Revenue from this segment consists of product sales, royalties and license fees. Revenue from the international segment comprised approximately 24% of consolidated revenue for the year ended December 31, 2007, compared to 22% in each of 2006 and 2005.

We record additions to deferred revenue for international license fees and recognize the revenue over the term of the license (generally ten years). Royalty revenue is recognized when earned.

Purchasers of LoJack Units in Italy are required to purchase a service contract with LoJack Italia. The terms of service contracts offered range from 12 to 36 months and are payable in full upon activation of the related unit or renewal of a previous service contract.

Boomerang Segment

Revenue from our Boomerang segment is derived primarily from the sale of Boomerang Espion, Boomerang Espion Alert, Boomerang, Boomerang2 and BoomerangXpress Units, related products, and service contracts. Revenue from the Boomerang segment comprised approximately 9% of consolidated revenue for the year ended December 31, 2007. Approximately 20% of revenue is derived from the sale of tracking units through auto accessory retailers and automobile dealers while approximately 80% of revenue is derived from service contracts. More than 45 insurance companies based in Quebec and Ontario offer rebates to customers who install a Boomerang Unit in their high priced or high risk of theft vehicles, and in many instances, require installation of a Boomerang Unit in such vehicles.

Purchasers of Boomerang Units are required to also purchase a service contract. The terms of service contracts offered range from 12 to 60 months and are payable in full upon activation of the related unit or renewal of a previous service contract. As of December 31, 2007, there was approximately $11,865,000 of deferred revenue resulting from approximately 107,000 active service contracts. Customers are also offered a monthly payment option.

Recent Developments and Trends

Many companies in the vehicle security market have stated that they offer stolen vehicle recovery solutions and many automobile manufacturers are installing GPS products at the factory. These factors have not had a material adverse impact on our revenue, unit sales or penetration rates to date. While the long-term impact of these trends is hard to predict, we are evaluating the effectiveness of additional complementary technology combining GPS and/or cellular based communications with our time-tested RF based stolen vehicle recovery technology.

The percentage of domestic units installed by third parties rose to 48% of total domestic installations for the year ended December 31, 2007 compared to 41% and 38 % for the years ended December 31, 2006 and 2005, respectively, allowing us to shift installation costs from fixed to variable.

Our bulk installation program represented 20% of domestic installations for the year ended December 31, 2007 compared to 24% and 15% for the years ended December 31, 2006 and 2005, respectively. The bulk installation program provides a significantly higher penetration of new car sales, improved cost efficiencies and a deeper relationship with our dealer customers.

Key Factors of our Business

Key factors and areas of focus by our senior management include: growing our operations in Italy and at Boomerang, continuing to increase flexibility and efficiency in our domestic operations, continuing to develop new products and technology to meet the demands of our current markets and open opportunities in new markets, increasing our focus on customer satisfaction and evaluating additional brand licensing opportunities.

Critical Accounting Policies and Estimates

The consolidated financial statements include LoJack and our wholly-owned subsidiaries on a consolidated basis. Intercompany transactions and balances are eliminated in consolidation. Management is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes included herein. The actual results could differ from those estimates. Our accounting policies are described in Note 1 to the consolidated financial statements included herein at Item 8. A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The significant accounting policies and estimates, which we believe to be the most critical in understanding and evaluating our reported financial position and results of operations, include:

Revenue Recognition and Deferred Revenue. We earn revenue primarily from the domestic sale and installation of LoJack Units and LoJack Early Warning, the sale of products and components to international licensees, the receipt of international license fees and royalties, the sale of extended warranty programs and the sale of our Boomerang products and service contracts.

We recognize revenue on domestic and Canadian sales of LoJack Units and Boomerang Units and related products upon installation, or upon shipment to our installation partners and distributors when all revenue recognition criteria have been met.

Revenue relating to the sale of LoJack Early Warning is recognized over the period of the estimated life of vehicle ownership, which management estimates is approximately five years. If the estimated life of vehicle ownership proves to vary materially from the estimates we use, we would be required to change our estimates, which could result in material differences in the amount of revenue recognized in any given period. Historically, there have not been any changes to our five-year estimate.

Revenue relating to the sale of service contracts by our Boomerang segment is recognized over the life of the contract. The term of service contracts offered ranges from 12 to 60 months and are payable in full upon initial activation of the Unit or on renewal of a service contract.

We sell several types of extended warranties. For those warranties to which a third party, and not us, is the primary obligor, we recognize payments for these insurance contracts, net of related costs, in revenue at the time of sale. If the laws of jurisdictions change so that we are determined to be the primary obligor, revenue may have to be deferred. Effective January 2007, we changed insurance underwriters and negotiated more favorable rates for our extended warranty products for automobiles. The new underwriter is an authorized provider of insurance services in all states in which we currently operate and thus is primary obligor which allows us the ability to recognize revenue, net of related costs at the time of sale.

For those warranty agreements entered into before January 1, 2007 for which we are the primary obligor, revenue is deferred and recognized over the estimated term of the warranties, determined to be equivalent to the estimated life of vehicle ownership, which is five years. If the estimated life of vehicle ownership varies significantly from the estimates we use, material differences in the amount of revenue recognized in any given period could result. Incremental costs directly related to the provision of such warranties are deferred and charged to expense proportionately as the revenue is recognized. Any remaining warranty costs relating to actual claims made are recognized when incurred. We believe the likelihood of material changes to the average estimated life of vehicle ownership is low.

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

Valuation of Investments. Periodically, we have made equity investments in our international licensees and other entities. As of December 31, 2007, investments in international licensees of $5,831,000 included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000 and a 6.63% interest in our French licensee, totaling $4,290,000. The investment in our Mexican licensee over which we do not exercise significant influence is accounted for using the cost method of accounting and is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. Management periodically reviews the carrying value of this investment. Based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate, we have concluded that there is no impairment to the fair value of this investment that should be viewed as other-than- temporary. Our investment in our French licensee in the form of a marketable equitable security is accounted for in accordance with Financial Accounting Standards Board Statement (FASB) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as an available-for-sale security, and is valued at the quoted closing price on its market exchange as of the reporting date. As such, any unrealized gains or losses are included, net of tax, in accumulated other comprehensive income in the statement of stockholders’ equity. We have not recorded any realized gains or losses on these investments through December 31, 2007.

We also hold less than a 10% equity interest in our licensees in Argentina and Hong Kong, to which we have assigned no investment value in our financial statements.

We may be required to record an impairment charge in a future period if (1) the licensee would require additional capital and is unable to raise sufficient capital to continue operations, (2) the licensee raises sufficient capital, but at a lower stock price than currently valued and/or (3) the operations and future cash flows of the licensee vary significantly from current projections, adversely affecting the viability of the business, or other negative events were to occur. If the quoted price of the investment in our French licensee were to drop below our recorded cost for an extended period of time we would have to evaluate the investment for impairment. See also Note 6 to the consolidated financial statements included herein at Item 8.

In October 2006, we entered into a stock purchase agreement with SCI, a Bothell, Washington based company which provides solutions for cargo stock theft prevention, investigation, tracking and recovery. Under the agreement, we invested $3,000,000 of cash to be used for investment in the cargo and tracking recovery business. In return, we received a 40% minority ownership in SCI and representation on its Board of Directors. SCI will leverage its existing experienced sales force to sell the recently branded “LoJack inTransit” service. In addition, we received warrants to purchase 3,600,000 shares of SCI Class A common stock over an eight year period with exercise prices of between $1.00 and $1.92 per share. We have allocated $109,000 of our investment in SCI to these warrants. Because of explicit net settlement provisions, the warrants must be accounted for as a derivative at fair value.

We have applied the provisions of Financial Accounting Standards Board Interpretation, or FIN, No. 46(R), Consolidation of Variable Interest Entities, or FIN 46(R), in evaluating our investment in SCI. We have concluded that we are not deemed to be the primary beneficiary of the variable interest entity and have applied the provisions of Accounting Research Bulletin No. 51, Consolidated Financial Statements and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, in accounting for our investment in SCI. We account for our investment in SCI using the equity method and recognize our pro rata share of SCI’s operating results in our consolidated statement of income. For the years ended December 31, 2007 and 2006, we recognized a $980,000 and $187,000 equity loss in affiliate, respectively. The carrying values of the investment and warrants will be periodically reviewed for indications of impairment. Based upon projections of anticipated future cash flows, market conditions, legal factors, market potential and operational performance, we make determinations whether there is any impairment to the fair value of this investment that should be viewed as other-than-temporary. Management has concluded that no other-than temporary impairment exists.

Accounting for Stock Warrants. In June 2005 we entered into a ten year trademark license agreement with Absolute Software, a Vancouver, British Columbia, Canada based computer theft recovery company to brand its consumer offering “LoJack for Laptops”. In addition to an annual per unit royalty, Absolute issued to us 500,000 warrants to purchase Absolute’s common stock with vesting on a pro rata basis over a five year period commencing on July 1, 2006. In accordance with Emerging Issues Task Force EITF Issue No. 00-8, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services, we have concluded that a measurement date is not achieved until the warrants become vested and exercisable. Prior to reaching a measurement date, the fair value of unvested warrants is calculated utilizing a Black-Scholes option pricing model and the earned and unearned revenue is adjusted to fair value. Once a measurement date has been reached, the fair value of vested warrants is measured and the earned revenue becomes fixed with amortization occurring over the remaining life of the licensing agreement. Subsequent to reaching a measurement date, the vested warrants will be accounted for as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that the warrants be recorded at fair value at each reporting date with any changes in fair value being recorded in the income statement. We classify the gains on investments in other income. During the years ended December 31, 2007 and 2006, we recognized $2,342,000 and $301,000 in revenue and $575,000 and $398,000 in other income, respectively related to the Absolute warrants. Our revenue and investment gains in the future will vary depending upon the fair value of Absolute’s common stock. At December 31, 2007 there are 300,000 unvested Absolute warrants outstanding. On December 14, 2007 the shareholders of Absolute Software approved a two-for-one stock split effective as of the close of business on January 4, 2008.

Valuation of Long-Lived Assets, Intangibles and Goodwill. As part of our October 2004 acquisition of Boomerang, we recorded certain identifiable assets and goodwill (see Notes 1, 5 and 6 to the consolidated financial statements included herein at Item 8). We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually, in the fourth quarter, in the case of goodwill. Given the segment’s most recent operating performance we undertook a critical reassessment of its business model and prospects for success. The success of migrating analog network subscribers to the digital network by December 31, 2008, the continued success of the Boomerang Espion and BoomerangXpress products, renewed penetration of the insurance market in Quebec and successful expansion into Ontario and British Columbia is critical in the valuation of the reporting unit’s goodwill and long lived assets. Any significant delay or failure in any of these initiatives could negatively impact our valuation and result in an impairment. We have used a discounted cash flow model to estimate the fair value of the Boomerang segment. In addition to the revenue and earnings before taxes depreciation and amortization (EBITDA) growth assumptions, our discounted cash flow analysis required certain assumptions including an EBITDA multiple in the terminal year and a discount rate. A significant portion of the deemed fair value (approximately 86%) is determined by the cash flows in the terminal year of the discounted cash flow model. Changes in these assumptions or our failure to achieve the projected growth assumptions could significantly impact the conclusions related to recoverability of goodwill. If it is determined that the carrying value of intangibles, long-lived assets and/or goodwill might not be recoverable based upon the existence of one or more indicators of impairment, we measure any impairment by comparing the carrying value of the asset to its fair value.

During the fourth quarter of 2008 the analog network used to track our Boomerang segment’s analog tracking units will cease to operate due to a government mandate requiring all cellular telephone networks in Canada be based on digital technology. This mandate will affect approximately 80,000 analog Boomerang units currently in service. In 2008 Boomerang must replace these analog units by the effective date of the government mandate. During the fourth quarter of 2007 management noted that customer attrition increased significantly due to the conversion from analog to digital cellular technology. As a result of this increased attrition, management determined that the transition will negatively impact Boomerang’s future cash flows associated with monitoring contractual relationships. In the fourth quarter of 2007 we tested Boomerang’s intangible assets for potential impairment based on the expected discounted cash flows of the remaining monitoring contracts in effect as of the acquisition date (October 31, 2004) after giving effect to estimated increased attrition as well as cash flows associated with acquired technology and trade name. The expected undiscounted cash flows were not sufficient to recover the carrying value of the assets, and we estimated the fair value of the assets using a discounted cash flow approach. As a result of the impairment analysis, the segment recognized an impairment charge of $3,298,000. The impairment charge was composed of the impairments of the following intangible assets: (i) $2,712,000 for monitoring contractual relationships; (ii) $350,000 for completed technology; and (iii) $236,000 for tradename and trademark. We assigned a remaining useful life of 5 years to monitoring contractual relationships and trade name and trademarks and one year to completed technology based on our revised estimate of its use.

At December 31, 2007 and 2006, there was $58,101,000 and $52,703,000, respectively of intangible assets, of which $54,979,000 and $46,287,000, respectively, represented goodwill. Impairment of intangible assets and goodwill could result in a material, non-cash expense in the consolidated statement of income.

Income Taxes and Deferred Taxes. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions.

We file federal and state income tax returns in the United States and tax returns in 10 international jurisdictions. We must estimate our income tax expense after considering, among other factors, differing tax rates between jurisdictions, allocation factors, tax credits, nondeductible items and changes in enacted tax rates. A 1% change in our 2007 effective income tax rate would have the effect of changing net income by approximately $327,000. Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as “temporary differences.” The tax effects of these temporary differences are recorded as “deferred tax assets” and “deferred tax liabilities” on the consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of income. At December 31, 2007, we recorded a deferred tax asset of $2,744,000 related to LoJack’s international subsidiaries cumulative net operating losses since inception. A valuation allowance has been established against these losses because we determined that it is more likely than not that such tax benefits will not be realized because of the lack of historical earnings in the taxing jurisdiction. If sufficient evidence of our ability to generate future taxable income in any of these foreign countries becomes apparent, we may be required to reduce our valuation allowance, which may result in income tax benefits in our consolidated statement of income. It is anticipated that we will record additional valuation allowances for LoJack Italia in the next two to three year period as they are expected to generate additional net operating losses. Deferred tax liabilities typically reflect a current tax deduction for which the related item has not yet been recorded in the consolidated statement of income. The carrying value of deferred tax assets assumes that there will be sufficient future taxable income generated in certain tax jurisdictions, based on estimates and assumptions. We evaluate the realizability of the deferred tax assets and assess the need for a valuation allowance on a quarterly basis.

Effective January 1, 2006, LoJack Equipment Ireland Limited commenced operations. As a result of this new business structure a substantial part of our international business activities will be supported by LoJack Ireland. With the exception of certain royalty income payments all of LoJack Ireland’s business activities will be taxed at 12.5%.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Prior to 2007, these reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of the loss was reasonably determinable. In 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As a result, reserves recorded subsequent to adoption are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. During 2007, 2006 and 2005, respectively, we settled various tax matters with taxing authorities and recognized benefits totaling $101,000, $845,000 and $710,000, respectively.

Additionally, undistributed earnings of a subsidiary are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of a foreign subsidiary that are deemed to be indefinitely reinvested in the foreign jurisdiction. The Company has formulated a specific plan for reinvestment of undistributed earnings of its foreign subsidiaries which demonstrates that such earnings will be indefinitely reinvested in the applicable tax jurisdictions. Should we change our plans, we would be required to record deferred tax liabilities totaling approximately $2,900,000. Also see Note 9 to the consolidated financial statements included herein at Item 8.

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

Recent Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. In February 2008, the FASB deferred the implementation of SFAS 157 for certain non-financial assets and liabilities for fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact of SFAS 157 on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for us beginning January 1, 2008. If a company elects to apply the provisions of SFAS 159 to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. We did not designate any financial assets or liabilities to be carried at fair value on January 1, 2008 and do not expect to use the fair value option for any of its eligible items.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations, or SFAS 141R. This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of SFAS 141R on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or SFAS 160. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and therefore deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of SFAS 160 on our financial position and results of operations.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

Revenue

Revenue for the year ended December 31, 2007 increased by $9,461,000, or 4% as compared to 2006.

For the year ended December 31, 2007, revenue relating to our domestic segment increased by $1,567,000, or 1%, as compared to 2006, primarily due to:

•

A domestic dealer channel revenue decrease of $4,270,000, or 3%, primarily due to economic challenges in our Southern California market, a decline in our bulk installation program and a decline in our commercial sector.

•	An increase of $1,295,000, or 15%, in revenue recognized from the sale of warranty products;

•	An increase of $1,399,000, or 27%, in revenue relating to our Early Warning product;

•	An increase of $1,105,000, or 24%, in revenue recognized from the sale of LoJack for Motorcycles units; and

•	An increase of $2,036,000, or 104%, in royalty and other revenue, primarily related to royalty income from the vesting and exercise of stock warrants issued by Absolute Software.

For the year ended December 31, 2007, revenue related to our international segment increased by $7,329,000, or 16%, as compared to the same period a year ago primarily due to:

•	Higher product revenue in our Latin/South America and Europe/Africa regions resulting from a 37% increase in the number of LoJack Units shipped to our licensees; and

•

An increase of $1,570,000, or 32%, in royalty income due to the continued increase in the number of LoJack Units installed in the licensees’ customer base, which positively impacts the royalty calculations; offset by

•	A decline in the average international revenue per unit due to certain licensees exceeding their purchase commitment levels and receiving a volume rebate in 2007.

For the year ended December 31, 2007, revenue related to our Boomerang segment increased by $565,000, or 3%, to $20,484,000 primarily due to the strengthening of the Canadian dollar. Revenue, if calculated using the segment’s local currency, decreased by 3% when compared to the previous year. Although Boomerang’s net unit volume increased 8% for the year ended December 31, 2007 versus the comparable period one year ago, the segment’s service revenue was negatively impacted by a decrease in its existing subscriber renewal rates. In 2008, we expect this trend to continue and worsen as the segment deals with the challenges brought on by the analog to digital network conversion mandated by the Canadian government. In 2008, Boomerang will continue to focus its efforts on growing the Ontario market, continuing to launch a stolen vehicle recovery network in British Columbia and regain mandates from insurance companies lost in the past several years due to competition and poor recovery rates.

Cost of Goods Sold

Cost of goods sold was 44% of revenue for the year ended December 31, 2007 as compared to 47% for the year ended December 31, 2006.

Cost of goods sold relating to our domestic segment for the year ended December 31, 2007 decreased to 42% of revenue as compared to 46% of revenue for the year ended December 31, 2006. Although unit volume for 2007 was consistent with the comparable period a year earlier, our gross profit per unit contribution increased as a result of our shift from the old generation LoJack Unit to a lower cost next generation LoJack Unit. The next generation LoJack Unit not only represents improved technology but can be manufactured at a much lower per unit cost than its predecessor. In addition, the domestic cost of goods sold percentage was favorably impacted by a $2,342,000 increase in royalty income associated with the vesting of Absolute Software warrants which have no corresponding impact on cost of goods sold and a 3% increase in the average revenue per unit in 2007 versus 2006.

Cost of goods sold relating to our international segment for the year ended December 31, 2007 decreased to 47% of revenue as compared to 50% of revenue for the same period a year ago, largely due to (i) a shift in LoJack Unit sales to a lower manufactured unit cost and (ii) an increase in royalty revenue for which there are no directly associated cost of goods sold.

Cost of goods sold relating to our Boomerang segment was 53% and 43% of revenue for the year ended December 31, 2007 and 2006, respectively. This increase was mainly due to the negative impact of the higher costs associated with our Boomerang Espion and Boomerang2 tracking units.

Product Development

Product development expenses decreased by $204,000, or 4%, for the year ended December 31, 2007 as compared to 2006. The decrease was primarily due to $805,000 related to our litigation settlement with Clare, Inc. being applied as a recovery of prior period product development costs. This positive impact was offset by a $462,000 increase in compensation costs at our domestic segment as we have lessened our reliance on third party vendors for new product development and a $111,000 increase in product development expenses at our Boomerang segment.

We expect product development expenses to increase as a percentage of revenue in 2008 due to our plans to develop new products that meet the new technology requirements of automobile manufacturers and to expand the LoJack technology to other commercial segments.

Sales and Marketing

Sales and marketing expenses increased $760,000, or 2%, for the year ended December 31, 2007, as compared to 2006, primarily due to:

•	Increased bad debt expense of $306,000 at our domestic segment;

•	Increased marketing expenses of $238,000 at our Boomerang segment;

•	Increased compensation costs of $94,000: and

•	Increased dealer incentive related costs of $83,000 at our domestic segment.

We expect sales and marketing expenses as a percentage of revenue to increase slightly in 2008 to support our planned investment in personnel, advertising and continued expansion at LoJack Italia.

General and Administrative

General and administrative expenses decreased by $403,000, or 1%, for the year ended December 31, 2007 as compared to 2006, primarily due to:

•	Decreased severance and retirement related costs, as the prior year reflected costs of $2,814,000 attributable to two former LoJack executives;

•	Decreased legal expenses of $482,000, as the prior year period reflected litigation costs associated with our suit against Clare, Inc.; offset by

•	Increased compensation related costs of $2,798,000, primarily related to the buildout of LoJack Italia.

General and administrative expenses as a percentage of revenue in 2008 are expected to remain consistent with that of 2007 with a substantial portion of such expenses being focused on our continued expansion of LoJack Italia.

Depreciation and Amortization

Depreciation and amortization expenses increased by $540,000, or 8%, for the year ended December 31, 2007 as compared to 2006. The increase is primarily related to depreciation expense arising from capital investments to upgrade our product and information technology infrastructure.

Depreciation and amortization expense as a percentage of revenue in 2008 is expected to remain consistent with that of 2007.

Loss on Impairment of Intangible Assets

During the fourth quarter of 2008, the analog network used to track our Boomerang segment’s analog tracking units will cease to operate due to a government mandate requiring all cellular telephone networks in Canada be based on digital technology. This mandate will affect approximately 80,000 analog Boomerang units currently in service. Boomerang must replace these analog units by the effective date of the government mandate. It is expected that this transition will negatively impact Boomerang’s customer retention rates and financial results in 2008 and 2009. In the fourth quarter of 2007, we tested the segment’s intangible assets for potential impairment and recognized an impairment charge of $3,298,000.

Other Income (Expense)

Other income for the year increased by $1,433,000, or 137%, when compared to 2006. This increase is attributable to the following:

•

Increased interest income of $1,502,000, or 110%, due to the increase in our average investment balance versus the prior year, an increase in short-term interest rates and the allocation of $419,000 in interest arising from the settlement of the Clare litigation in August 2007; offset by

•	Increased interest expense of $134,000, or 12%, due to an increase in the Company’s average borrowings at our Boomerang segment in 2007 versus 2006; and

•

Increased other income of $858,000, or 87% primarily due to: (i) a $438,000 increase in gains related to valuing foreign currency and foreign currency transactions (primarily the Euro); (ii) a $221,000 increase in gains associated with the sale of marketable securities; and (iii) a $178,000 increase in realized gains associated with the valuation and sale of Absolute Software warrants; offset by.

•	Increased equity loss in our SCI affiliate of $793,000 as we recognized 40% of SCI’s losses for the full year as opposed to three months in 2006.

Interest income may not be comparable in 2008 as we continue to evaluate alternative uses of our cash balances such as investing in international expansion, potential acquisitions and repurchases of our common stock. Interest expense may not be comparable in 2008 as we expect to make additional draw downs on our credit line to support Boomerang’s operations.

Provision for Income Taxes

The provision for income taxes increased by $3,313,000, or 41%, for the year ended December 31, 2007, as compared to 2006. The increase was the result of $8,211,000 in additional pre-tax income due to the factors noted above. The primary increase in the effective tax rate in the current year to 35% from 33% is that the tax provision for the prior year includes $700,000 in adjustments to our accrued federal and state income tax liabilities based on the favorable results of tax audits.

We expect our effective tax rate for 2008 to be between 30% and 33% based on the allocation of domestic and international pre-tax income.

Net Income and Earnings Per Share

As a result of the foregoing, net income for the year ended December 31, 2007 increased by $4,898,000 or 30%, to $21,405,000 or $1.13 per fully diluted share from $16,507,000 or $0.86 per fully diluted share in 2006.

RESULTS OF OPERATIONS

Year Ended December 31, 2006 vs. Year Ended December 31, 2005

Revenue

Revenue for the year ended December 31, 2006 increased by 12%, or $22,562,000, as compared to 2005.

For the year ended December 31, 2006, revenue relating to our domestic segment increased by 13%, or $16,771,000, as compared to 2005, primarily due to:

•

An increase of $10,183,000, or 9%, in revenue resulting from a 19% increase in the number of dealer and commercial LoJack Units sold during the period, partially offset by a decrease in the average revenue per unit sold, reflecting the increasing percentage of units installed as part of our bulk installation program and units installed by our third party installers and distributors, as well as increased incentives earned by customers. Units sold through the bulk installation program and units installed by third party installation partners yield lower sales prices and reflects our goal to increase dealer penetration and shift our focus to increasing gross profit dollars rather than gross profit percentage;

•	An increase of $3,594,000, or 387%, in revenue recognized from the sale of LoJack for Motorcycles units as a result of an increase in the number of states in which the product is being offered;

•

An increase of $2,141,000, or 69%, relating to our Early Warning product, as the number of units in the installed base continues to grow. Revenue from this product is initially deferred and then recognized over 5 years, the estimated life of vehicle ownership; and

•	An increase of $861,000, or 11%, in revenue recognized from the sale of warranty products.

For the year ended December 31, 2006, revenue related to our international segment increased by 13%, or $5,363,000, as a result of a 28% increase in LoJack Units shipped, as compared to the same period a year ago primarily due to:

•	Higher product revenue in our Latin/South America and Europe/Africa regions resulting from an increase in the number of LoJack Units shipped to our licensees; and

•

An increase of $1,146,000, or 31%, in royalty and other revenue, mainly due to the continued increase in the number of LoJack Units installed in the licensees’ customer base, which positively impacts the royalty calculations.

For the year ended December 31, 2006, we recorded $19,919,000 in revenue relating to our Boomerang segment, as compared to $19,491,000 for the same period the year before. This increase was primarily due to the strengthening of the Canadian dollar in 2006 versus 2005. The Boomerang Segment continued to be challenged by decreased unit sales through the insurance channel in Quebec. We have undertaken several initiatives aimed at reversing this trend including:

•	We have introduced a new product to service the mid-price car market, which has not yet been significantly penetrated;

•

We have introduced a new product line, with greater features, which has shown strong acceptance from the insurance industry, and is expected to reinforce product mandates from the insurance companies towards their customers; and

•	We continue our expansion into Ontario.

Cost of Goods Sold

Cost of goods sold was 47% of revenue for the years ended December 31, 2006 and 2005.

Cost of goods sold relating to our domestic segment for the year ended December 31, 2006 increased to 46% of revenue as compared to 44% of revenue for the year ended December 31, 2005. This increase is primarily due to the expansion of our bulk installation program which, due to lower price points, resulted in a higher cost of goods sold as a percentage of revenue. Domestic cost of goods sold was also negatively impacted during the year ended December 31, 2006 by the rollout in the first quarter of our next generation installation transmitting device, severance costs and non-cash stock compensation expense. We were still able to reduce the overall per unit installed cost of the product, by utilizing various distribution and installation programs to more cost effectively sell and install LoJack Units. While domestic unit sales increased by 19% in for the year ended December 31, 2006, as compared to the same period a year earlier, the average direct installation labor cost per unit decreased by 4%.

Cost of goods sold relating to our international segment was 50% of revenue for the year ended December 31, 2006, as compared to 56% of revenue in 2005, largely due to (i) a decrease in manufactured unit cost, (ii) an increase in royalty revenue for which there is no cost of sales, and (iii) the negative impact of foreign exchange on inventory manufactured and sold in Brazil during the first quarter of 2005.

Cost of goods sold relating to our Boomerang segment was 43% and 44% of revenue for the year ended December 31, 2006 and 2005, respectively. Costs were slightly lower in 2006 compared to the comparable period one year earlier due to the negative impact of an inventory valuation adjustment in the first quarter of 2005.

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

Depreciation and Amortization

Depreciation and amortization expenses increased by $833,000, or 14%, for the year ended December 31, 2006 as compared to 2005. The increase was primarily related to depreciation expense arising from capital investments to support the expansion of our domestic segment into additional states and to upgrading our technological infrastructure.

Other Income (Expense)

Other income for the year increased by $377,000, or 56%, when compared to 2005. This increase was attributable to the following:

•	Interest income increased by $552,000, or 68%, due to the significant increase in our average investment balance versus the prior year and an improvement of short-term interest rates;

•

Interest expense increased $159,000, or 17%, due to the negative impact of the strengthening of the Canadian dollar versus the U.S. dollar and an increase in short-term borrowings at our Boomerang segment;

•	Other income increased $171,000, or 21%, primarily due to $397,000 of income recognized from the fair value of our initial 100,000 Absolute warrants which vested on July 1, 2006; offset by

•	An equity loss in our SCI affiliate of $187,000 representing our 40% share of their losses since October 2006.

Provision for Income Taxes

The provision for income taxes decreased by $1,053,000, or 12%, for the year ended December 31, 2006, as compared to 2005. The decrease was the result of $2,985,000 less pre-tax income as a result of the factors noted above and due to establishment of LoJack Ireland. Effective January 1, 2006, LoJack Ireland commenced operations. As a result of this new business structure, a substantial part of our international business activities are supported by LoJack Ireland. With the exception of certain royalty income payments, all of LoJack Ireland’s business activities will be taxed at 12.5%. In addition, income tax expense for the years ended December 31, 2006 and 2005 was favorably impacted by resolutions of tax matters for which we had previously established tax reserves. We settled various tax matters with the Internal Revenue Service and the Commonwealth of Massachusetts during 2006 and 2005, respectively, and recognized benefits totaling $845,000 and $710,000, respectively. As a result of the above, our combined effective tax rate remained unchanged at 33% for the year ended December 31, 2006 compared to 2005.

Net Income and Earnings Per Share

As a result of the foregoing, net income for the year ended December 31, 2006 decreased by $1,932,000 or 10%, to $16,507,000 or $0.86 per fully diluted share from $18,439,000 or $0.96 per fully diluted share in 2005.

LIQUIDITY AND CAPITAL RESOURCES

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

In connection with the establishment of the New Credit Agreement, we terminated our multicurrency credit agreement with Harris Trust Savings Bank and Bank of Montreal, dated October 29, 2004, and also terminated our existing Citizens Bank demand facility, dated June 21, 2002.

The outstanding borrowings under the New Credit Agreement totaled CAD$26,000,000 (U.S. dollar equivalent of $26,477,000) as of December 31, 2007. The interest rate on borrowings under the New Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of December 31, 2007 was 5.10%.

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

Additional uses of cash will be based on rate of return analyses, but may include possible acquisitions, repurchase of our common stock, investments in new technologies, products and/or international licensees or markets, which may require substantial investments of capital. On February 28, 2006, our Board of Directors authorized a new stock repurchase plan, or The 2006 Repurchase Plan. The 2006 Repurchase Plan authorized us to purchase up to 2,000,000 shares of our outstanding common stock on or before February 25, 2008. From the date of the adoption of the 2006 Repurchase Plan through December 18, 2006 the Company repurchased 1,244,566 shares. On December 19, 2006 the Board of Directors increased the remaining authorization to 2,000,000 shares. For the years ended December 31, 2007 and 2006 we repurchased 1,104,819 and 1,293,866 shares of common stock at an average price per share of $18.85 and $19.65, respectively.

On February 15, 2008 our Board of Directors approved an increase of 1,000,000 shares to our repurchase program for a 10b-5-1 Plan and additionally renewed the remaining management discretion authority to repurchase 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares.

We plan to continue to improve and expand our infrastructure and explore opportunities in international markets, including the potential for strategic partnerships or acquisitions, alliances and/or equity investments.

We have commercial operations in Italy through our wholly-owned subsidiary, LoJack Italia, SRL. Since 2005, we have invested over $8,000,000 (comprised of LoJack network buildout and operating losses) in LoJack Italia. We estimate this ownership will require an additional investment of approximately $3,000,000 to $4,000,000 over the next two to three years. This includes a capital investment of approximately $500,000 to complete the establishment of the LoJack network and recognition of $2,500,000 to $3,500,000 of LoJack Italia losses in LoJack’s operating results. Based on our experience with current international licensees, we believe that LoJack Italia will generate long-term profitability and value after the investment period. This investment is part of our strategy to own a controlling interest in select international markets that present a significant long-term financial growth opportunity.

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

We expect the initiative to own and operate the Italian stolen vehicle recovery network, fund Boomerang’s migration efforts from an analog tracking network to a digital network, combined with our longer term international investment requirements and domestic expansion to be funded using existing cash, cash flows from operations and, if needed, our borrowing facilities.

We expect capital expenditures for 2008 to total as much as $8,000,000 which we will fund out of our existing working capital, which was $87,604,000 as of December 31, 2007. If we pursue significant opportunities in international markets, we may be required to find additional sources of capital. We believe the sources available to us will be adequate for the next twelve months and on a long-term basis. We plan to fund our existing operations, including capital expenditures, using existing cash, cash flows from operations and, if needed, the existing line-of-credit and demand facilities discussed above.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Year Ended December 31,
	2007	2006
Cash provided by (used for):
Operating activities	$38,475	$28,050
Investing activities	2,608	(5,845)
Financing activities	(9,573)	(17,337)
Effect of exchange rate changes on cash	1,010	393

Increase in cash and equivalents	$32,520	$5,261

Cash provided by operating activities increased by $10,425,000 during the year ended December 31, 2007, compared to the same period in 2006. This increase was due to: (i) an increase of $4,898,000 in net income; (ii) the add back to net income of $2,786,000 increase in other working capital items excluding deferred revenue; (iii) an increase in depreciation and amortization of $3,834,000 which relates primarily to the impairment charge taken against intangible assets at our Boomerang segment. These increases were partially offset by a $2,137,000 decrease in the net additions to deferred revenue.

Cash provided by investing activities increased by $8,453,000 during the year ended December 31, 2007, compared to the same period in 2006, primarily due to an increase of $3,807,000 in net proceeds from investment activities and a decrease in capital expenditures of $1,458,000, which in 2006 included equipment related to our “next generation” transmitting devices, vehicle tracking units and upgraded computer equipment. Also in 2006 we purchased a 40% equity interest in SC Integrity for $3,000,000 while no similar investments were made in 2007.

Cash used for financing activities decreased by $7,764,000 during the year ended December 31, 2007, compared to the same period in 2006. The decrease in cash used for financing activities was due primarily to a $4,582,000 decrease in repurchase activity under the 2006 Stock Repurchase Plan as compared to 2006 and an increase in net cash provided by borrowing activities of $4,699,000 resulting from the New Credit Agreement. These decreases were offset by a $1,367,000 decrease in the tax benefit related to the stock option plan.

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

CONTRACTUAL OBLIGATIONS

We have fixed contractual obligations under various operating lease agreements relating to our office locations, computer and office equipment, vehicles and tower infrastructure locations. Other contractual obligations include long-term debt and non-cancelable inventory purchase commitments. Contractual obligations and commercial commitments existing at December 31, 2007 were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Long term debt obligations (1)	$26,477	$—	$—	$26,477
Interest on long term debt obligations (2)	6,238	1,373	2,738	2,127
Operating lease obligations	23,250	5,228	13,240	4,782
Purchase obligations	2,684	2,684	—	—
Uncertain tax positions (3)	502	502	—	—

Total	$59,151	$9,787	$15,978	$33,386

(1)	This debt is denominated in Canadian dollars and the maturities have been presented at the exchange rate for U.S. dollars prevailing at December 31, 2007.
(2)	Borrowings under the term loan bear interest at a variable rate, adjustable quarterly, at our option, at either the Canadian base rate or a Euro-currency denominated rate, or Canadian LIBOR. Interest has been calculated assuming the interest rate prevailing as of December 31, 2007, which was 5.10%.
(3)	As of December 31, 2007 we had $1,966,000 of non-current liabilities for uncertain tax positions under FIN 48. We intend to pay $502,000 with the filing of amended tax returns in 2008 and do not expect any other material changes in the next twelve months. We are not able to provide a reasonable estimate of the timing of future payments relating to the remainder of these obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

WARNING REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 and federal securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information we provide or statements made by our employees may contain “forward-looking” information, which involves risk and uncertainty. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our markets and customers, our objectives and plans for future operations and products and our expected liquidity and capital resources). Forward looking statements can often be identified by words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “would”, “could”, “potential”, ‘continue”, “ongoing”, or similar expressions and variations or negatives of these words. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Risk factors that may cause such differences are described in Item 1A—Risk Factors.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have limited exposure to market risk due to the nature of our financial instruments. Our financial instruments at December 31, 2007 consisted of cash and equivalents, short-term investments, accounts receivable, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities. The fair value of these financial instruments as of December 31, 2007, approximated their carrying values. Our short-term investments are in the form of investment-grade commercial paper, corporate bonds and U.S. Government and agency securities that are carried at fair value in the financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Our primary market risk exposures relate to interest rate risk, foreign currency exchange rate risk and market value risk relating to common stock price of Absolute Software. Significant changes in the market price of Absolute’s common stock could result in significant swings in revenue and other income. Based on the 300,000 Absolute warrants outstanding as of December 31, 2007, a $1.00 change in the market price of Absolute Software’s common stock would result in a $60,000 increase/decrease in the fair value of the warrants. Also see Note 6 to the consolidated financial statements included herein at Item 8 for further explanation concerning our accounting for the warrants in Absolute Software common stock.

Interest rate exposure relates primarily to the effect of interest rate changes on amounts outstanding under our term loan and revolver for which there was CAD$26,000,000 (equivalent to U.S. $26,477,000) of borrowings outstanding as of December 31, 2007 and our variable rate line-of-credit and demand facilities. Based on the outstanding borrowings under the term loan at December 31, 2007, a 1% increase in the interest rate would result in an additional $265,000 of annual interest expense. See Note 7 of the consolidated financial statements in Item 8 included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LoJack Corporation

Westwood, Massachusetts

We have audited the accompanying balance sheets of LoJack Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective January 1, 2007 and the provisions of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 14, 2008

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and equivalents	$56,556	$24,036
Short-term investments at fair value	14,686	22,442
Accounts receivable—Net	39,974	37,547
Inventories	14,865	16,244
Prepaid expenses and other	3,499	4,059
Prepaid income taxes	50	2,118
Deferred income taxes	5,514	5,415

Total current assets	135,144	111,861
PROPERTY AND EQUIPMENT—NET	23,433	21,571
DEFERRED INCOME TAXES	8,535	6,699
INTANGIBLE ASSETS—NET	3,122	6,416
GOODWILL	54,979	46,287
OTHER ASSETS—NET	20,598	17,119

TOTAL	$245,811	$209,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$—	$9,559
Accounts payable	7,571	6,394
Accrued and other liabilities	7,422	6,754
Current portion of deferred revenue	25,300	23,446
Accrued compensation	7,247	6,758

Total current liabilities	47,540	52,911
LONG TERM DEBT	26,477	9,242
DEFERRED REVENUE	37,585	33,302
DEFERRED INCOME TAXES	1,099	2,200
OTHER ACCRUED LIABILITIES	2,066	—
ACCRUED COMPENSATION	2,712	2,298

Total liabilities	117,479	99,953

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)
STOCKHOLDERS’ EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding, 18,316,895 at December 31, 2007 and 18,577,105 at December 31, 2006	183	186
Additional paid-in capital	25,782	33,719
Accumulated other comprehensive income	9,179	2,433
Retained earnings	93,188	73,662

Total stockholders’ equity	128,332	110,000

TOTAL	$245,811	$209,953

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenue	$222,749	$213,288	$190,726
Cost of goods sold	98,625	99,933	89,003

Gross profit	124,124	113,355	101,723

Costs and expenses:
Product development	5,601	5,805	4,831
Sales and marketing	45,662	44,902	38,411
General and administrative	32,004	32,407	25,711
Depreciation and amortization	7,292	6,752	5,919
Loss on impairment of intangible assets	3,298	—	—

Total	93,857	89,866	74,872

Operating income	30,267	23,489	26,851

Other income (expense):
Interest income	2,866	1,364	812
Interest expense	(1,249)	(1,115)	(956)
Equity loss in affiliate	(980)	(187)	—
Other income	1,842	984	813

Total	2,479	1,046	669

Income before provision for income taxes	32,746	24,535	27,520
Provision for income taxes	11,341	8,028	9,081

Net income	$21,405	$16,507	$18,439

Earnings per share:
Basic	$1.17	$0.90	$1.03

Diluted	$1.13	$0.86	$0.96

Weighted average shares:
Basic	18,321,826	18,334,033	17,922,792

Diluted	18,933,532	19,243,563	19,189,525

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(in thousands, except share amounts)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2005	17,223,917	$164	$24,514	$(367)	$923	$38,716		$63,950
Comprehensive income:
Net income						18,439	$18,439	18,439
Unrealized gain on marketable securities, net of tax					36		36	36
Unrealized losses on derivative instruments, net of tax					(19)		(19)	(19)
Foreign currency translation					954		954	954

Total comprehensive income							$19,410

Exercise of stock options	1,595,574	16	14,927					14,943
Issuance of shares under employee stock purchase plan	108,804	1	1,173					1,174
Restricted stock grants, net of forfeitures	80,318	1	1,195	(1,196)				—
Repurchase of common stock	(79,668)	(1)	(2,233)					(2,234)
Compensation expense associated with restricted stock				467				467
Tax benefit of employee stock option exercises			6,268					6,268

Balance, December 31, 2005	18,928,945	181	45,844	(1,096)	1,894	57,155		103,978
Comprehensive income:
Net income						16,507	$16,507	16,507
Unrealized gain on marketable securities, net of tax					17		17	17
Unrealized losses on derivative instruments, net of tax					19		19	19
Foreign currency translation					503		503	503

Total comprehensive income							$17,046

Exercise of stock options	705,400	7	5,265					5,272
Issuance of shares under employee stock purchase plan	87,715	1	1,233					1,234
Effect of adoption of SFAS 123(R)			(1,096)	1,096				—
Repurchase of common stock	(1,293,866)	(5)	(25,420)					(25,425)
Restricted stock grants, net of forfeitures	148,911	2	(7)					(5)
Compensation expense associated with stock based compensation			4,252					4,252
Tax benefit of employee stock option exercises			3,648					3,648

Balance, December 31, 2006	18,577,105	186	33,719	—	2,433	73,662		110,000
Comprehensive income:
Net income						21,405	$21,405	21,405
Unrealized gain on marketable securities, net of tax					1,124		1,124	1,124
Foreign currency translation					5,622		5,622	5,622

Total comprehensive income							$28,151

Effect of adoption of FIN 48						(1,879)		(1,879)
Exercise of stock options	611,938	6	4,893					4,899
Issuance of shares under employee stock purchase plan	97,599	1	1,337					1,338
Repurchase of common stock	(1,104,819)	(11)	(20,833)					(20,844)
Restricted stock grants, net of forfeitures	135,072	1						1
Compensation expense associated with stock based compensation			3,830					3,830
Tax benefit of employee stock option exercises			2,836					2,836

Balance, December 31, 2007	18,316,895	$183	$25,782	$—	$9,179	$93,188		$128,332

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,405	$16,507	$18,439
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gain on warrants	(2,342)	(699)	—
Stock-based compensation	3,830	4,247	467
Depreciation and amortization, including impairment loss	11,168	7,334	6,582
Allowance for doubtful accounts	759	403	936
Deferred income taxes	4,089	(5,185)	1,652
Gain on disposal of property and equipment	(180)	(129)	(172)
Gain on sale of marketable securities	(245)	(295)	(56)
Gain on foreign exchange transactions	—	(220)	(631)
Tax benefit related to stock option exercises	1,604	1,046	6,268
Minority interest in net income (loss) of consolidated subsidiaries	—	(82)	(24)
Equity loss in affiliate	980	187	—
Increase (decrease) in cash from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(3,538)	(5,255)	(5,056)
Inventories	1,846	1,795	(5,058)
Prepaid expenses and other	577	743	(1,527)
Prepaid income taxes	2,068	1,583	(3,700)
Other assets	186	(1,443)	(21)
Accounts payable	966	(2,877)	1,144
Accrued and other liabilities	1,593	6,366	(622)
Deferred revenue, net of deferred costs	1,887	4,024	6,715

Net cash provided by operating activities	38,475	28,050	25,336

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(8,092)	(9,550)	(7,822)
Investments in non-consolidated subsidiary	—	(3,000)	—
Purchase of marketable securities	(37,202)	(52,602)	(38,668)
Proceeds from sale of marketable securities	47,722	59,315	15,522
Purchase of minority interest	—	(323)	—
Proceeds from sale of property and equipment	180	315	28

Net cash used for investing activities	2,608	(5,845)	(30,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	4,898	5,272	14,943
Issuance of shares under employee stock purchase plan	1,338	1,235	1,174
Excess tax benefit related to stock option plan	1,235	2,602	—
Repayment of debt and short-term borrowings	(25,667)	(5,385)	(6,585)
Repurchase of common stock	(20,844)	(25,425)	(2,234)
Proceeds from debt and short-term borrowings	29,346	4,364	693
Proceeds from minority interest	—	—	302
Payment for debt issuance costs	121	—	—

Net cash (used for) provided by financing activities	(9,573)	(17,337)	8,293

Effect of exchange rate changes on cash and equivalents	1,010	393	224

INCREASE IN CASH AND EQUIVALENTS	32,520	5,261	2,913
BEGINNING CASH AND EQUIVALENTS	24,036	18,775	15,862

ENDING CASH AND EQUIVALENTS	$56,556	$24,036	$18,775

Supplemental cash flow information:
Income taxes paid	$8,224	$7,072	$6,236
Interest paid	$1,249	$1,115	$956

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company—LoJack Corporation and subsidiaries, or “LoJack”, “we”, “our”, or “the Company”, is a global provider of technology products and services for the tracking and recovery of stolen mobile assets. Our proprietary technology, wireless network and integration with law enforcement agencies provide a means for the tracking and recovery of stolen vehicles, motorcycles and construction equipment. Our headquarters are located in Westwood, Massachusetts and we have operations in 26 states and the District of Columbia in the United States and 31 countries and territories.

Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of LoJack and its wholly-owned subsidiaries. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.

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

We generally recognize revenue on product sales upon installation. Revenue relating to sales to our third party sales and installation partners is recognized upon shipment, which is prior to the installation of the related products in the consumer’s vehicle.

Revenue relating to the sale of the LoJack Early Warning™ Recovery System, or LoJack Early Warning, is recognized over a period of the estimated life of vehicle ownership, which we estimate to be approximately five years. Revenue from the sales of products and components of the LoJack System to international licensees is recognized upon shipment to the licensee or, if later, when payment becomes reasonably assured.

Revenue relating to the sale of service contracts is recognized over the life of the contract. The purchase of an initial service contract is a requirement at the time the consumer purchases a Boomerang Unit. In accordance with Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, we assign amounts to each component based on that component’s objectively determined fair value. The term of service contracts offered ranges from 12 to 36 months and are payable in full upon activation of the related unit or renewal of a previous service contract.

We offer several types of contractual extended warranties. For those warranties to which an independent third party insurer, and not us, is the primary obligor, we recognize payments for these contracts, net of related costs, in revenue at the time of sale.

For those warranty products to which we are the primary obligor revenue is deferred and will be recognized over the term of the warranties, determined to be equivalent to the estimated life of vehicle ownership, which we estimate to be five years. Subsequent to January 1, 2007 we are no longer the primary obligor for our vehicle warranty products.

Revenue from extended warranties to be amortized beyond one year is classified as long-term deferred revenue. Incremental costs directly related to the provision of such warranties are deferred and charged to expense ratably as the revenue is recognized.

We recognize license fees in revenue over the term of the license (typically ten years) and we recognize royalty revenue when earned or when payment is reasonably assured, whichever is later. See note 6 for a discussion of the license income related to Absolute Software.

Stock-Based Compensation—On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards, (SFAS), No 123(R), Share-Based Payment, or SFAS 123(R). The standard requires the recognition of compensation costs for all share-based payment awards made to employees and directors based upon the awards’ estimated grant date fair value. The standard covers employee stock options, unvested stock and employee stock purchases related to our employee stock purchase plan. We previously accounted for stock-based compensation for employees and directors under the recognition and measurement principles of Accounting Principles Board, or APB No. 25, Accounting for Stock Issued to Employees, and elected the disclosure alternative under Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation-Transition and Disclosure.

We adopted SFAS 123(R) using the modified prospective transition method which requires applying the standard as of January 1, 2006 (“the adoption date”). The modified prospective transition method does not result in the restatement of results from prior periods and accordingly, the results of operations for 2006 and future periods will not be comparable to our historical results of operations. Total stock-based compensation expense recognized in 2007, 2006 and 2005 was $3,830,000, $4,247,000 and $467,000, respectively. (Also see Note 8).

Advertising Expenses—Advertising costs, which include the placement of advertisements, third party media consulting firm fees, trade shows and promotional literature, are expensed as incurred and are classified under sales and marketing expense. Advertising expenses for the years ended December 31, 2007, 2006 and 2005, were $11,686,000, $11,697,000 and $10,797,000, respectively.

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

Cash and Equivalents—Cash and equivalents include highly liquid investments purchased with remaining maturities, at the time of purchase, of three months or less. Cash equivalents, including U.S. government and U.S. government agency issues are carried at fair market value. We periodically maintain bank balances which exceed the federally insured total of $100,000. We routinely assess the financial strength of our depository banks and, as of December 31, 2007, believe we had no significant exposure to credit risks.

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

At December 31, 2007 and 2006, all short-term investments in marketable securities were classified as available-for-sale, and as a result, were reported on the consolidated balance sheet at fair market value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in the statement of stockholders’ equity until the disposition of the security. The amortized cost basis of debt securities is adjusted for the amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to, or deduction from, the coupon interest earned on the investments. We follow the specific identification method in determining the cost basis in computing realized gains and losses on the sale of available-for-sale securities. Realized gains and losses on available-for-sale securities are included in other income (expense) and were not material for any period presented. As of December 31, 2007, our short-term investments have remaining maturities that range from one to twelve months.

Our investment in our French licensee in the form of a marketable equity security is accounted for in accordance with Financial Accounting Standards Board (FASB) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, as an available-for-sale security and is valued at the quoted closing price on its market exchange as of the reporting date. Any unrealized gains or losses are included, net of tax, in accumulated other comprehensive income in the statement of stockholders’ equity. We have not recorded any realized gains or losses on this investment through December 31, 2007. If the quoted price of the investment in our French licensee were to drop below our recorded cost for an extended period of time we would have to evaluate the investment for potential other-than temporary impairment.

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

Investments related to the deferred compensation plan are classified as trading securities and reported at fair value with unrealized gains and losses included in other income (expense) in the consolidated statements of income. Compensation expense related to the deferred compensation plan is included in general and administrative expenses.

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

Accounts Receivable—We maintain an allowance for doubtful accounts based on an assessment of collectibility of all outstanding receivables. We make this assessment by evaluating the creditworthiness of our customers, historical trends and economic circumstances. A rollforward of the activity of the allowance for doubtful accounts is as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Balance at beginning of year	$951	$977	$1,021
Additions charged to cost and expense	759	403	936
Accounts written off, net of recoveries	(322)	(429)	(980)

Balance at end of year	$1,388	$951	$977

Domestic accounts receivable are due principally from automobile dealers that are geographically dispersed. Accounts receivable related to our Boomerang segment consist of payments due from our dealer channel and corporate accounts. International accounts receivable are principally due from international licensees. When possible, payment for our products from international licensees is assured through the purchase of private trade-credit insurance paid for by the licensee.

Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market value.

Property and Equipment—Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements that extend the life of the property and equipment are capitalized. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets as detailed below:

Useful Life (years)
System components and vehicle tracking units	7
Office equipment, computer equipment and software	3-5
Software developed for internal use	3-5
Furniture and fixtures	5
Leasehold improvements	shorter of 5 years or lease term
Vehicles	3

Upon retirement or other disposition, the cost and the related accumulated depreciation of the assets are eliminated from the balance sheet and the related gains or losses are reflected in the consolidated statement of income.

Internal Software Development Costs—We capitalize internal software development costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized internal software development costs are amortized over the period of economic benefit, generally between three and five years. For the years ended December 31, 2007 and 2006, capitalized software included in property and equipment totaled $8,438,000 and $6,356,000, net of accumulated amortization of $4,530,000 and $2,796,000, respectively. For the years ended December 31, 2007, 2006 and 2005, respectively, we capitalized $1,581,000, $892,000 and $1,494,000, respectively. For the years ended December 31, 2007, 2006 and 2005, $1,449,000, $1,242,000, and $1,005,000, respectively, of amortization expense was recorded for these capitalized internal software costs. Additions to internal software development costs are included in expenditures for property and equipment in the consolidated statements of cash flows.

Cost-Basis Investments—We have made investments in some of our international licensees. These investments to date have resulted in ownership of less than 20% of any one licensee. These investments are accounted for using the cost method of accounting. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings, additional investments made and other ownership changes. We have not recorded any gains or losses on these investments through December 31, 2007. (Also See Note 6).

Equity Investments—In October 2006, the Company made a 40% equity investment in SC-Integrity, or SCI, a Bothell, Washington based company providing solutions for cargo stock theft prevention, investigation, tracking and recovery. We have applied the equity method of accounting to account for our investment in SCI and have recognized our pro-rata share of SCI’s losses since the date of our investment as an equity loss in affiliate. (Also see Note 6).

Goodwill and Other Intangible Assets—Goodwill is not amortized but instead is assessed for impairment at least annually and as triggering events occur. We have adopted an annual measurement date of October 31. On each annual measurement date the carrying value of the reporting unit is compared to its estimated fair value, and an impairment charge is measured based upon the excess of the carrying value of goodwill over the implied fair value if an impairment is indicated. This analysis is performed at a reporting unit level. All recorded goodwill has been allocated to the Boomerang segment.

Other intangible assets consist of amortizing intangibles, including purchased technologies, customer relationships, patents, trademarks, trade names and radio frequencies. We assess the impairment of amortizing intangibles in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable, an assessment is completed to determine whether the fair value of the asset exceeds the carrying value. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value. If such cash flows are less than the carrying amounts, the intangible assets are written down to their respective fair values. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. In the fourth quarter of 2007 we recognized an impairment charge of $3,298,000 at our Boomerang segment. (Also See Note 5).

Impairment of Other Long-lived Assets—Other long-lived assets including property and equipment and internal software development costs are also periodically assessed for impairments in accordance with SFAS 144, as discussed above. No such impairments were recorded during the years ended December 31, 2007, 2006 and 2005.

Income Taxes— We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and tax basis of existing assets and liabilities, using enacted tax rates anticipated to be in effect in the year(s) in which the differences are expected to reverse. Valuation allowances are provided against deferred tax assets that are not deemed to be recoverable.

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Prior to 2007, these reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of the loss was reasonably determinable. In 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As a result, reserves recorded subsequent to adoption are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. (Also See Note 9).

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

	Year Ended December 31,
	2007	2006	2005
Weighted average shares for basic	18,321,826	18,334,033	17,922,792
Dilutive effect of stock options and restricted stock	611,706	909,530	1,266,733

Weighted average shares for diluted	18,933,532	19,243,563	19,189,525

Options to purchase 305,171, 279,180 and 718,000 were outstanding at December 31, 2007, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common share, and the effect of including these securities would have been antidilutive. Performance shares totaling 68,300 and 48,800 were excluded from the computation of earnings per share as of December 31, 2007 and 2006, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.

Comprehensive Income—Items of comprehensive income include net income and other comprehensive income items such as unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

Total accumulated other comprehensive income and its components were as follows (in thousands):

	December 31,
	2007	2006
Currency translation adjustments	$8,010	$2,388
Unrealized gain on available for sale investments, net of tax of $716 and $25	1,169	45

Total accumulated other comprehensive income	$9,179	$2,433

Foreign Currency—The accounts of foreign subsidiaries, with the exception of our wholly-owned Irish subsidiary whose functional currency is the U.S. dollar, are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in stockholders’ equity. Our wholly-owned Brazilian subsidiary whose functional currency is the Brazilian real had U.S. dollar denominated intercompany loans payable that resulted in a foreign exchange gain of $138,000 and $631,000 that was recorded as other income in our consolidated statement of income for the years ended December, 31 2006 and 2005, respectively. There were no intercompany loans outstanding during the year ended December 31, 2007.

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

Segment Reporting—We have determined that we have three reportable segments: domestic, international and Boomerang. Each segment has a segment manager and the operating results of each segment are regularly reviewed and evaluated separately by our President and Chief Executive Officer. Certain general overhead costs such as executive costs, research and development and procurement have been allocated to the domestic and international segments based on a percentage of revenue or estimated time spent supporting the applicable segment. (Also see Note 12).

Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. In February 2008, the FASB deferred the implementation of SFAS 157 for certain non-financial assets and liabilities for fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact of SFAS 157 on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for us beginning January 1, 2008. If a company elects to apply the provisions of the Statement to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. We did not designate any financial assets or liabilities to be carried at fair value on January 1, 2008 and do not expect to use the fair value option for any of its eligible items.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations, or SFAS 141R. This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of SFAS 141R on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or SFAS 160. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and therefore deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of SFAS 160 on our financial position and results of operations.

2. SHORT-TERM INVESTMENTS

Short-term investments are categorized as available-for-sale securities and are summarized as follows as of December 31, 2007 and 2006, respectively (in thousands):

	December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term investments:
U.S. and state governmental agencies	$5,522	$51	$(6)	$5,567
Corporate bonds	4,469	—	—	4,469
Other	4,650	—	—	4,650

Total short-term investments	$14,641	$51	$(6)	$14,686

	December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term investments:
U.S. and state governmental agencies	$19,876	$77	$(7)	$19,946
Corporate bonds	496	—	—	496
Other	2,000	—	—	2,000

Total short-term investments	$22,372	$77	$(7)	$22,442

As of December 31, 2007 and 2006, short-term investments have remaining maturities ranging from one to twelve months.

3. INVENTORIES

Inventories are classified as follows (in thousands):

	December 31,
	2007	2006
Raw materials	$385	$596
Work in progress	1,533	524
Finished goods	12,947	15,124

Total inventories	$14,865	$16,244

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006
System components, including vehicle tracking units	$16,544	$14,769
Equipment, software, furniture and fixtures and leasehold improvements	28,346	20,495
Vehicles	250	1,136

Total	45,140	36,400
Less: accumulated depreciation and amortization	(27,665)	(21,212)

Total	17,475	15,188
System components not yet in service	5,958	6,383

Property and equipment—net	$23,433	$21,571

Depreciation expense relating to property and equipment totaled $6,789,000, $6,047,000 and $5,339,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

System components not yet in service consist primarily of certain infrastructure equipment relating to the operation of the LoJack System.

5. GOODWILL AND OTHER INTANGIBLES

All goodwill is associated with the Boomerang acquisition and is allocated entirely to the Boomerang segment. The carrying amount of goodwill was $54,979,000 and $46,287,000 at December 31, 2007 and 2006, respectively. The increase of $8,692,000 is entirely attributable to currency translation at December 31, 2007 versus the comparable date one year ago due to the strengthening of the Canadian dollar relative to the U.S. dollar.

We acquired certain intangible assets in the Boomerang acquisition with finite useful lives. These intangible assets include monitoring contractual relationships, completed technology and trade name and trademarks. During the fourth quarter of 2008 the analog network used to track our Boomerang segment’s analog tracking units will cease to operate due to a Canadian government mandate requiring all cellular telephone networks in Canada be based on digital technology. This mandate will affect approximately 80,000 analog Boomerang units currently in service. In 2008 Boomerang must replace these analog units by the effective date of the government mandate. During the fourth quarter management noted that customer attrition increased significantly due to the conversion from the analog to digital cellular technology. As a result of this increased attrition, management determined that the transition will negatively impact Boomerang’s future cash flows associated with monitoring contractual relationships. In the fourth quarter of 2007 we tested Boomerang’s intangible assets for potential impairment based on the expected discounted cash flows of the remaining monitoring contracts in effect as of the acquisition date (October 31, 2004) after giving effect to estimated increased attrition as well as cash flows associated with acquired technology and trade name. The expected undiscounted cash flows were not sufficient to recover the carrying value of the assets, and we estimated the fair value of the assets using a discounted cash flow approach. As a result of the impairment analysis, the segment recognized an impairment charge of $3,298,000. The impairment charge was composed of the impairments of the following intangible assets: (i) $2,712,000 for monitoring contractual relationships; (ii) $350,000 for completed technology; and (iii) $236,000 for tradename and trademark. We assigned a remaining useful life of 5 years to monitoring contractual relationships and trade name and trademarks and one year to completed technology based on our revised estimate of its use.

Intangible assets in the consolidated balance sheets are detailed as follows (in thousands):

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Monitoring contractual relationships (1)	$2,667	$88	5 years	$6,699	$1,613	9 years
Completed technology (1)	206	35	1 year	1,465	794	4 years
Trade name and trademark (1)	190	6	5 years	670	161	9 years
Patents and other intangibles	192	4	5 to 15 years	150	—	n/a

Total	$3,255	$133	5 years	$8,984	$2,568	7 years

(1)	Intangible asset balances as of December 31, 2007 reflect the impairment charge recorded as of October 31, 2007 and accumulated amortization reflects amortization expense since the date of impairment.

Excluding the impact of the impairment charge discussed above, for the years ended December 31, 2007, 2006 and 2005, amortization expense for intangible assets was $1,236,000, $1,244,000 and $1,201,000, respectively.

Estimated amortization expense for the next five years and thereafter for our intangible assets as of December 31, 2007 is as follows (in thousands):

2008	$761
2009	590
2010	590
2011	590
2012	491
Thereafter	100

6. OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2007	2006
Deferred costs related to deferred revenue arrangements	$8,725	$7,933
Investment in international licensees	5,831	3,995
Absolute Software warrants	2,106	865
Deferred compensation plan assets	1,903	1,102
Investment in SCI	1,832	2,813
Security deposits and deferred financing costs, net	201	411

Total other assets	$20,598	$17,119

Deferred Costs Related to Deferred Revenue Arrangements

As discussed in our revenue recognition policy in Note 1, revenue relating to the sales of LoJack Early Warning and certain warranty products are deferred and recognized over five years. The direct and incremental cost of these revenues are comprised of the cost of the Early Warning device and paid up insurance premiums, are also deferred and recognized over this period. The deferred cost should be presented as a long-term asset and the deferred revenue separately presented in the consolidated balance sheet. In previously issued financial statements, these deferred cost was reported as a reduction in the carrying value of the deferred revenue rather than reported separately as a long-term asset. In the accompanying balance sheet, we have corrected the presentation of these deferred costs and reclassified the December 31, 2006 consolidated balance sheet. The effect of correcting the 2006 consolidated balance sheet presentation was (i) to increase other long-term assets by $7,933,000, (ii) to increase current deferred revenue and current liabilities by $2,447,000, and (iii) to increase long-term deferred revenue by $5,486,000, resulting in an overall increase in total assets and liabilities of $7,933,000. These changes did not impact previously reported operations or cash flows and are considered immaterial to the overall presentation of the consolidated financial statements.

Investment in International Licensees

As of December 31, 2007, investments in international licensees of $5,831,000 included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000 and a 6.63% interest in our French licensee, totaling $4,290,000.

The investment in our Mexican licensee, for which we do not exercise significant influence is accounted for using the cost method of accounting and is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. Management periodically reviews the carrying value of this investment, based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate, we have concluded that there are no impairments to the fair value of this investment. During 2007, 2006 and 2005, our Mexican licensee declared and paid dividends of $71,000, $75,000 and $120,000, respectively, which we recorded in other income.

Our investment in our French licensee in the form of a marketable equity security is accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, as an available-for-sale security and is valued at the quoted closing price of its market exchange as of the reporting date. As such, any unrealized gains or losses are included, net of tax, in accumulated other comprehensive income in the statement of stockholders’ equity. The cost basis of this investment was $2,451,000 at December 31, 2006. We have not recorded any realized gains or losses on this investment through December 31, 2007. If the quoted price of the investment in our French licensee were to drop below our recorded cost for an extended period of time we would have to evaluate the investment for impairment. The following is a summary of our investment in our French licensee as of December 31, 2007 (in thousands).

	December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Investment in French licensee	$2,451	$1,839	$(0)	$4,290

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

We also hold less than a 10% equity interest in our licensees in Argentina and Hong Kong, to which we have assigned no investment value in our financial statements.

Below is the related party revenue associated with, and the receivables outstanding from, our Mexican and French licensees (in thousands):

	Mexican Licensee	French Licensee
Revenue for the year ended:
December 31, 2007	$3,573	$3,946
December 31, 2006	$3,368	$2,209
December 31, 2005	$4,832	$1,774
Accounts receivable at:
December 31, 2007	$777	$1,414
December 31, 2006	$60	$495

Absolute Software Warrants

In June 2005 we entered into a ten year trademark license agreement with Absolute Software, Inc., or Absolute, a Vancouver, British Columbia, Canada based computer theft recovery company to brand its consumer offering “LoJack for Laptops”. In addition to an annual per unit royalty, Absolute issued to us 500,000 warrants to purchase Absolute’s common stock with vesting on a pro rata basis over a five year period commencing on July 1, 2006. In accordance with EITF Issue No. 00-8, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services, the Company has concluded that a measurement date is not achieved until the warrants become vested and exercisable. Prior to reaching a measurement date, the fair value of unvested warrants is calculated utilizing a Black-Scholes option pricing model and the earned and unearned revenue is adjusted to fair value. Once a measurement date has been reached, the fair value of vested warrants is measured and the revenue related to the vested warrants becomes fixed with revenue recognized over the remaining term of the licensing agreement. Subsequent to reaching a measurement date, the vested warrants are accounted for as derivatives under SFAS 133, which requires that the warrants be recorded at fair value at each reporting date with any changes in fair value being recorded in the income statement. We classify the gains on investments in other income. During the years ended December 31 2007 and 2006, we recognized $2,342,000 and $301,000 in revenue and $575,000 and $398,000 in other income, respectively related to the Absolute warrants.

At December 31, 2007 there were 300,000 unvested Absolute Warrants outstanding. The fair value of the unvested Absolute Software warrants at December 31, 2007 is $8,426,000, which is not recognized in the balance sheet until earned. Deferred revenue, reflecting the value of the vested warrants at the vested dates, totaling $1,609,000 at December 31, 2007 will be recognized over the remaining life of the license agreement. The earned portion of the unvested warrants totaling $2,106,000 at December 31, 2007 is reported as a long-term asset. On December 14, 2007 the shareholders of Absolute Software approved a two-for-one stock split effective as of the close of business on January 4, 2008.

Investment in SCI

In October 2006, we entered into a stock purchase agreement with SCI, a Bothell, Washington based company providing solutions for cargo stock theft prevention, investigation, tracking and recovery. Under the agreement, we invested $3,000,000 of cash to be used for investment in the cargo and tracking recovery business. In return, we received a 40% minority ownership in SCI and representation on its Board of Directors. SCI will leverage its existing experienced sales force to sell the recently branded “LoJack inTransit” service. In addition, we received warrants to purchase 3,600,000 shares of SCI Class A common stock over an eight year period with exercise prices of between $1.00 and $1.92 per share. We have allocated $109,000 of our investment in SCI to these warrants. Because of explicit net settlement provisions, the warrants must be accounted for as a derivative at fair value. In December 2007, LoJack, along with current investors in SCI, participated in a bridge financing of SCI. The partcipants have agreed to fund up to $500,000. The first tranche consisted of $100,000 of which LoJack advanced $72,000.

We have applied the provisions of FIN No. 46(R), Consolidation of Variable Interest Entities, in evaluating our investment in SCI. The Company has concluded that it is not deemed to be the primary beneficiary of the variable interest entity and has applied the provisions of Accounting Research Bulletin No. 51, Consolidated Financial Statements and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, in accounting for our investment in SCI. We account for our investment in SCI using the equity method and recognize our pro rata share of SCI’s operating results in our consolidated statement of income. For the years ended December 31, 2007 and 2006, we recognized $980,000 and $187,000, respectively of SCI’s losses as an equity loss in affiliate. The carrying values of the investment and warrants will be periodically reviewed for potential indications of other-than temporary impairment. Based upon projections of anticipated future cash flows, market conditions, legal factors, market potential and operational performance, we make determinations whether there is any impairment to the fair value of this investment that should be viewed as other-than-temporary. At December 31, 2007 management has concluded that no other-than temporary impairment exists.

7. DEBT

Our debt consisted of the following as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Current maturities of long-term debt	$—	$5,273
Borrowings under line-of-credit facility	—	4,286

Total current portion of long-term debt	$—	$9,559

Long-term debt
Canadian dollar denominated term loan, less current portion	$26,477	$9,242

On July 20, 2007, we entered into a five year multicurrency revolving credit and term loan agreement with Citizens Bank of Massachusetts, as Lender, Administrative Agent, Lead Arranger and Issuing Bank, Royal Bank of Canada, as the Canadian Lender, and the lending institutions party thereto, or the New Credit Agreement. The New Credit Agreement provides for (i) a multicurrency revolving credit facility in the maximum amount of USD $50,000,000 (or its equivalent in alternate currencies) for LoJack; (ii) a CAD $5,000,000 revolving credit facility.; and (iii) a CAD $26,000,000 term loan facility. We have the right to increase the aggregate amount available to be borrowed under the USD $50,000,000 multicurrency facility up to USD $75,000,000, subject to certain conditions.

In connection with the establishment of the New Credit Agreement, the Company terminated its multicurrency credit agreement and also terminated its demand facility.

The outstanding borrowings under the New Credit Agreement totaled CAD$26,000,000 (U.S. dollar equivalent of $26,477,000) as of December 31, 2007. The interest rate on borrowings under the New Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of December 31, 2007 was 5.10%. The outstanding principal balance under the New Credit Agreement is payable in full at maturity, which is July 2012. Interest on the loan is payable every 30, 60 or 90 days depending upon the maturity of the interest rate selected. As of December 31, 2007, we also had two irrevocable letters of credit in the aggregate amount of $1,111,000 outstanding. These letters of credit reduce the amount available to borrow under this credit agreement.

The New Credit Agreement, contains limitations on capital expenditures, repurchases of common stock certain investments, acquisitions and/or mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including minimum leverage and EBITDA ratios, minimum net worth levels and maximum capital expenditures. The payment of dividends is permitted but is limited only to the extent such payments affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the facility. As of December 31, 2007, we were in compliance with all covenants under the New Credit Agreement.

8. STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION

Preferred Stock—As of December 31, 2007, we had 10,000,000 authorized shares of $.01 par value preferred stock of which 350,000 shares have been designated as Series B Junior Participating Preferred Stock, par value $.01 per share, or the Series B Preferred Stock. The Series B Preferred Stock is reserved for issuance pursuant to Series B Preferred Share Purchase Rights (each a Right) attached to the common stock. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer and Trust Company. There were no shares of Series B Preferred Stock outstanding at December 31, 2007 or 2006.

Common Stock—As of December 31, 2007, we had 35,000,000 authorized shares of $.01 par value common stock and had reserved 1,551,439 shares for the future issuance and exercise of stock options.

Incentive Plan—In May 2003, our shareholders approved the 2003 Stock Incentive Plan, or the Incentive Plan, which provides for the issuance of stock options and the granting of restricted stock to our executive officers, officers and other key employees. A total of 1,471,787 shares of common stock were authorized for issuance under the Incentive Plan, consisting of 1,000,000 new shares and 471,787 shares allocated from our Restated and Amended Stock Incentive Plan which we terminated in May 2003. All shares issued under the incentive plan are registered shares newly issued by the Company. The incentive stock options are granted at exercise prices equal to the fair market value of the Company’s common stock on the date of grant as defined in the Incentive Plan as the fair market value as of the close of business on the trading day immediately preceding the date of grant. Options generally become exercisable over periods of two to five years and expire over periods of seven to ten years from the date of the grant. At December 31, 2007, there were 1,384,188 options and 283,667 shares of unvested stock outstanding under both plans and 434,568 shares were available for future grant under the Incentive Plan.

The following table presents activity of all stock options for the year ended December 31, 2007:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2005	3,889,380	$8.22
Granted	297,525	14.28
Exercised	(1,595,574)	9.44
Cancelled or forfeited	(128,840)	8.60

Outstanding at December 31, 2005	2,462,491	$8.20
Granted	134,250	19.64
Exercised	(705,400)	7.54
Cancelled or forfeited	(27,460)	9.53

Outstanding at December 31, 2006	1,863,881	$9.18
Granted	161,675	19.88
Exercised	(611,938)	8.00
Cancelled or forfeited	(29,430)	13.72

Outstanding at December 31, 2007	1,384,188	$10.86	5	$9,138

Vested and expected to vest at December 31, 2007	1,371,183	$10.79	5	$9,129

Exercisable at December 31, 2007	975,599	$8.53	4	$8,205

The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $16.81 as of December 31, 2007 which would have been received by the option holders had all in-the-money options been exercised as of that date.

The total intrinsic values of options exercised for the years ended December 31, 2007, 2006 and 2005 were $7,203,000, $9,693,000 and $16,587,000, respectively. Cash proceeds from the exercise of stock options were $4,898,000, $5,272,000 and $14,943,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Income tax benefits realized from the exercise of stock options for the years ended December 31, 2007, 2006 and 2005 were $2,836,000, $3,648,000 and $6,268,000, respectively. The income tax benefit in excess of previously recognized stock compensation expense is recognized in additional paid-in-capital.

The following table sets forth information regarding options outstanding at December 31, 2007:

Number of Options	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Currently Exercisable	Weighted Average Exercise Price for Currently Exercisable
438,058	$4.95-$ 5.90	$5.36	4	409,399	$5.36
364,460	$7.13-$11.90	8.03	4	327,610	7.97
581,670	$13.00-$23.98	16.78	6	238,590	14.71

1,384,188		$10.86	5	975,599	$8.53

At December 31, 2006 and 2005, there were 1,380,819 and 1,607,080 options exercisable at weighted average prices of $8.09 and $8.20, respectively

Unvested Stock—Unvested stock represents shares of common stock that are subject to the risk of forfeiture until the fulfillment of specified conditions. Our unvested stock awards generally cliff vest either on the second or third anniversary date of the grant.

For grants which vest based on certain specified performance criteria, the grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. For grants that vest through only the passage of time, the grant date fair value of the award is recognized over the vesting period. The fair value of unvested stock awards is determined based on the number of shares granted and the market value of our shares on the grant date. For the years ended December 31, 2007, 2006 and 2005, $2,477,000, $1,987,000 and $467,000 of compensation expense, respectively, has been recorded in operating expenses. As of December 31, 2007 there was $2,319,000 of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under our stock plans which is expected to be recognized as compensation expense in the amounts of $1,610,000, $654,000, and $55,000 for the years ended December 31, 2008, 2009 and 2010, respectively.

The following table presents activity of all unvested stock for the year ended December 31, 2007:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2005	62,750	$8.22
Granted	90,668	14.41
Forfeited	(10,350)	10.89

Unvested at December 31, 2005	143,068	$11.90
Granted	152,895	20.50
Vested	(66,322)	13.19
Forfeited	(3,984)	12.31

Unvested at December 31, 2006	225,657	$17.34
Granted	142,972	20.08
Vested	(77,062)	17.35
Forfeited	(7,900)	16.50

Unvested at December 31, 2007	283,667	$18.80

As of December 31, 2007 there are 68,300 unvested shares that include performance conditions.

Impact of Adopting SFAS 123(R)—Effective January 1, 2006, the Company began to record compensation expense related to stock options and shares purchased through our Employee Stock Purchase Plan, or ESPP, in accordance with SFAS 123(R). The incremental compensation expense related to employee stock options and our ESPP for the years ended December 31, 2007 and 2006 were $1,353,000 and $1,487,000, respectively.

The following table presents the total amount of stock-based compensation expense in accordance with SFAS No. 123(R) included in our consolidated statement of income for the years ended December 31, 2007 and 2006 (in thousands, except per share data):

	Year Ended December 31, 2007	Year Ended December 31, 2006
Cost of goods sold	$132	$261
Product development	325	296
Sales and marketing	679	679
General and administrative	2,694	3,011

Stock-based compensation expense	3,830	4,247
Income tax benefits	(1,212)	(1,319)

Total stock-based compensation expense, net	$2,618	$2,928

Cash flows from operating activities, net	$1,602	$1,046

Cash flows from financing activities, net	$1,235	$2,602

Basic earnings per share	$0.14	$0.16

Diluted earnings per share	$0.14	$0.15

Included in stock-based compensation expense for the year ended December 31, 2006 are costs of $1,017,000 and $151,000 in general and administrative and cost of goods sold, respectively, relating to acceleration of vesting under stock option agreements arising from severance and retirement arrangements for three former employees of the Company, one of whom was our former Chairman and Chief Executive Officer.

Stock-based compensation expense recognized for all equity-based awards is net of estimated forfeitures. There was $2,267,000 million of total unrecognized compensation expense related to stock options outstanding at December 31, 2007. The cost is expected to be recognized over a weighted average period of 2 years.

The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards (in thousands, except per share data).

Year Ended December 31, 2005
Net income, as reported	$18,439
Add: Stock-based employee compensation expense included in reported net income, net of related income tax benefit	284
Less: Stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	(1,798)

Pro forma net income	$16,925

Earnings per share:
Basic, as reported	$1.03
Basic, pro forma	$0.94
Diluted, as reported	$0.96
Diluted, pro forma	$0.89

The fair value of options at date of grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of an option pricing model requires management to make certain assumptions with respect to selected model inputs. Expected stock price volatility was calculated based on the historical volatility of our common stock over the expected life of the option. The average expected life was based on the contractual term of the option and expected employee exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of an actual option.

The weighted-average assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2007, 2006 and 2005, respectively were as follows:

	December 31,
	2007	2006	2005
Range of risk-free interest rates	4.71%	4.58%-4.85%	3.87%-4.25%
Expected life (in years)	5	5	6
Expected volatility	45%	46%	38%
Dividend yield	0%	0%	0%
Weighted average fair value at date of grant	$9.16	$8.98	$6.27

Employee Stock Purchase Plan—In May 2002, our stockholders authorized 250,000 shares of common stock to be available for our ESPP. In May 2004, our stockholders voted to increase the shares available under the ESPP to 1,000,000 shares. The ESPP is open to all employees in the United States who have at least six months of service and allows eligible employees to purchase our stock at the lower of 85% of the fair market value of the shares on the offering date or the purchase date, which is six months after commencement of the offering date. For the years ended December 31, 2007, 2006 and 2005, 96,785, 87,715 and 108,804 shares, respectively, were issued under the plan.

The weighted-average ESPP assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2007, 2006 and 2005 respectively were as follows:

	December 31,
	2007	2006	2005
Range of risk-free interest rates	3.35%-5.00%	5.00%-5.16%	3.09%-3.09%
Expected life (in months)	6	6	6
Expected volatility	28.91%	31.69%	43%
Dividend yield	0%	0%	0%
Weighted average fair value at date of grant	$3.87	$3.93	$3.36

Stock Repurchase Plans—On February 28, 2006, our Board of Directors authorized a new stock repurchase plan, or the 2006 Repurchase Plan. The 2006 Repurchase Plan authorized us to purchase up to 2,000,000 shares of our outstanding common stock on or before February 25, 2008. From the date of the adoption of the 2006 Repurchase Plan through December 18, 2006 the Company repurchased 1,244,566 shares. On December 19, 2006 the Board of Directors increased the remaining authorization to 2,000,000 shares. For the years ended December 31, 2007 and 2006 we repurchased 1,104,819 and 1,293,866 shares of common stock at an average price per share of $18.85 and $19.65, respectively.

On February 15, 2008 our Board of Directors approved an increase of 1,000,000 shares to our repurchase program for a 10b-5-1Plan and additionally renewed the remaining management discretion authority to repurchase 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares.

9. INCOME TAXES

The components of income before taxes are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
United States	$24,450	$14,476	$24,537
Foreign	8,296	10,059	2,983

	$32,746	$24,535	$27,520

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$10,651	$8,641	$5,403
State	1,801	1,131	370
Foreign	2,978	3,441	1,656

Total	15,430	13,213	7,429

Deferred:
Federal	(2,245)	(4,534)	2,254
State	(346)	(220)	91
Foreign	(1,498)	(431)	(693)

Total	(4,089)	(5,185)	1,652

Provision for income taxes	$11,341	$8,028	$9,081

The difference between our effective income tax rate and the United States statutory rate is reconciled below:

	Year Ended December 31,
	2007	2006	2005
U.S. statutory rate	35%	35%	35%
State taxes, net of federal benefit	2	2	4
Release of tax contingency	—	(4)	(3)
Foreign rate differential	(9)	(8)	(2)
Unbenefited foreign losses	5	6	—
Other, net	2	2	(1)

Effective income tax rate	35%	33%	33%

The tax effects of the items comprising our net deferred tax asset as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Accruals not currently deductible	$5,529	$4,460
Revenue recognized for tax purposes	9,910	8,682
Net operating loss carryforwards	2,873	1,591

Total gross deferred tax assets	18,312	14,733
Valuation allowance	(2,744)	(1,430)

Net deferred tax assets	15,568	13,303

Deferred tax liabilities:
Depreciable assets	(784)	(1,065)
Tax credits	(56)	(45)
Intangible assets	(868)	(1,969)
Deferred revenue	—	(20)
Absolute Software warrants	(194)	(265)
FAS 115 -Investments in equity securities	(716)	—
Other	—	(25)

Total deferred tax liability	(2,618)	(3,389)

Net deferred tax assets	$12,950	$9,914

As of December 31, 2007, we have aggregate state net operating loss carryforwards of approximately $2,342,000 which will expire at various dates through 2025.

At December 31, 2007 we had foreign net operating loss carryforwards of approximately $8,958,000 primarily related to our operations in Italy, all of which have an indefinite life. Also at December 31, 2007 we had a $1,300,000 net operating loss carryback related to our Canadian subsidiary. We have a valuation allowance for deferred tax assets related to the net operating losses carryforwards at December 31, 2007 of $2,744,000, which is an increase of $1,314,000 from $1,430,000 at December 31, 2006. The valuation allowance has been established against certain international losses because we determined that it is more likely than not that these benefits will not be realized because of the lack of historical earnings in the foreign countries. If sufficient evidence of our ability to generate future taxable income in those countries becomes apparent, we may reduce our valuation allowance, which would result in income tax benefits in our consolidated statement of income.

We do not provide for federal income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States. If repatriated, additional taxes of approximately $2,854,000 on these earnings would be due, based on the current tax rates in effect.

Uncertain Tax Positions

Effective January 1, 2007, we adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 is an interpretation of FASB Statement 109, Accounting for Income Taxes. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes. The cumulative effect of adopting FIN 48 on January 1, 2007 resulted in a reduction in retained earnings of $1,879,000, an increase in deferred tax assets of $395,000 and an increase in income taxes payable of $2,265,000 related to uncertain tax benefits, which reflects the change in the recognition or measurement criteria under FIN 48.

During 2007, the total amount of unrecognized tax benefits was as follows (in thousands):

Balance at January 1, 2007	$2,265
Settlement with tax authorities	(214)
Lapse of statute of limitations	(88)
Other changes in unrecognized tax benefits and related remeasurements	3

Balance at December 31, 2007	$1,966

As of January 1, 2007, we had unrecognized tax benefits totaling approximately $2,265,000. We intend to pay $502,000 with the filing of amended tax returns in 2008 and do not expect any other material changes in the next twelve months. To the extent the remaining unrecognized benefits are ultimately recognized, we estimate that approximately $1,400,000 will impact our effective tax rate.

Our accounting policy is to recognize interest and penalties related to income tax matters within income tax expense. As of the adoption date, we had $248,000 and $308,000 accrued for potential penalties and interest, respectively. We also accrued potential penalties and interest of $151,000 and $169,000, respectively, related to these unrecognized tax benefits during 2007, and in total, as of December 31, 2007, we have recorded a liability for potential penalties and interest of $400,000 and $325,000, respectively.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters for tax years through 2004. In addition, substantially all material state, local, and foreign income tax matters have been concluded for tax years through 2002.

10. COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments—We lease various facilities, equipment and vehicles under operating leases whose terms expire from 2008 to 2013. Certain facility leases contain renewal options ranging from two to five years. Certain of our facility leases contain escalation clauses; we record the total expense of the lease on a straight-line basis over the estimated term of lease.

Minimum annual lease payments under operating leases as of December 31, 2007 are as follows (in thousands):

2008	$5,228
2009	4,914
2010	4,373
2011	3,953
2012	4,782
Thereafter	—

Total	$23,250

Rental expense under operating leases aggregated approximately $5,150,000, $5,962,000 and $5,056,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Purchase Commitments and Milestone Payments—In the fourth quarter of 2006, we placed purchase orders to fulfill our estimated calendar year 2007 production requirements. As of December 31, 2007 the remaining outstanding commitments on these purchase orders include non-cancelable commitments of approximately $2,632,000. We are also committed to our suppliers for certain system components of $53,000.

Contingencies— From time to time, we are engaged in certain legal matters arising in the ordinary course of business. In our opinion, we have adequate legal defenses or insurance coverage with respect to these actions and believe that the ultimate outcomes will not have a material adverse effect on our financial position.

In April, 2003 we brought suit against Clare, Inc., or Clare, a wholly owned subsidiary of IXYS Corporation (NASDAQ: SYXI), claiming that Clare had breached a contract with us and asserting additional claims. On February 8, 2006 a jury in the Superior Court of Norfolk County, Massachusetts, or the Court, returned a favorable verdict in our suit against Clare and awarded us damages in the amount of $36,700,000. On May 30, 2006 the Court entered judgment for damages awarded by the jury in the amount of $36,700,000, pre-judgment interest at the rate of 12% per annum of $6,941,984, legal fees of $679,332 and costs of $28,861, for a total judgment of $44,350,177. On July 25, 2006 a Justice of the Court ordered that the jury verdict in favor of LoJack be reduced to approximately $6,800,000, inclusive of pre-judgment interest and previously awarded attorneys fees and costs. Each party appealed and on July 23, 2007, the Massachusetts Appeals Court ordered that the judgment of approximately $6,800,000 be vacated and that a new judgment be entered in our favor in the amount of $805,000 plus statutory interest, for a total of approximately $1,224,000. The Massachusetts Supreme Judicial Court denied the Company’s request for further appellate review and the Company received $1,224,000 from Clare. This litigation is now concluded and Clare’s payment is included in the Company’s financial statements for the year ended December 31, 2007 as a reduction to product development expenses of $805,000 and an increase to interest income of $419,000.

On April 5, 2006, a suit was filed against us in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. The plaintiff contends that we improperly credited break time and overtime pay and seeks unspecified monetary and injunctive relief. In September 2007, the United States District Court for the Central District of California dismissed the plaintiff’s federal law claims which represented the largest part of the Company’s potential exposure. In November 2007, the plaintiff filed state law claims in California State Court. In January 2008, we removed the state law claims to the United States District Court for the Central District of California. The plaintiff has filed a motion to remand back to California State Court. As of December 31, 2007, management does not believe a loss is probable nor is an estimate of any loss determinable as the proposed class has not been certified.

On November 21, 2007, we instituted an arbitration proceeding seeking to enforce our post-termination rights and the post- termination obligations of our former China licensee. We terminated the license agreement on November 12, 2007 based upon the licensee’s default and failure to perform its obligations under the license agreement. Under the license agreement, exclusive jurisdiction for the resolution of controversies under or relating to the license agreement is arbitration in Boston, Massachusetts, under the rules of the American Arbitration Association. At this early stage it is impossible to predict the outcome of this arbitration proceeding.

Certain Concentrations—We have contract manufacturing arrangements for the LoJack Unit and other LoJack System components sold through the domestic and international segments. We believe that several companies have the capability to manufacture LoJack Units.

11. EMPLOYEE BENEFIT PLANS

We have a defined contribution plan under Section 40l(k) of the Internal Revenue Code to provide retirement benefits covering substantially all full-time domestic employees. Under the provisions of the plan, employees are eligible to contribute a portion of their compensation within certain limitations as established by the plan and the Internal Revenue Code. Annually, we match a percentage of employee contributions on a discretionary basis as determined by the Board of Directors. Our Board of Directors elected to match 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of the participants’ compensation, for the years ended December 31, 2007, 2006 and 2005, subject to certain limitations. Company contributions become fully vested after five years of continuous service. Company contributions related to the plan were approximately $1,285,000, $1,145,000, and $1,111,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

In December 2004, we established a nonqualified deferred compensation plan for the benefit of our key employees. The plan allows for eligible employees to defer a percentage of their total cash compensation. We will match 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of their total cash compensation. Company contributions become 100% vested three years after contribution. We may also make discretionary contributions to the deferred compensation plan in a form and manner we determine. Employee deferrals and Company contributions began in the first quarter of 2005. During 2007, 2006 and 2005, we contributed approximately $207,000, $199,000 and $175,000, respectively to the plan.

12. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

We have three separately managed and reported business segments: domestic, international and Boomerang. The accounting policies of our segments are consistent with those policies described in Note 1.

Our domestic segment sells products that operate in all or a portion of 26 states and the District of Columbia, in the United States.

Our international segment sells products, licenses or owns and operates LoJack proprietary vehicle recovery technology in 31 countries and territories throughout Europe, Asia, Africa and Latin and South America.

In October 2004, we acquired Boomerang, a provider of stolen vehicle recovery in Canada. We consider Boomerang as its own operating segment.

The following table presents information about our operating segments for the years ended December 31, 2007, 2006 and 2005 (in thousands). Certain general overhead costs have been allocated to the domestic and international segments based on methods considered to be reasonable by our management. Income taxes have been allocated to the domestic and international segments using our effective tax rate.

	Domestic Segment	International Segment	Boomerang Segment	Consolidated
Year ended December 31, 2007

Revenue	$148,520	$53,745	$20,484	$222,749
Depreciation and amortization	5,286	270	2,314	7,870
Loss on impairment of intangible assets			3,298	3,298
Interest income	1,289	1,542	35	2,866
Interest expense			1,249	1,249
Income tax expense / (benefit)	9,905	3,558	(2,122)	11,341
Segment net income (loss)	10,984	14,567	(4,146)	21,405
Capital expenditures	6,124	770	1,198	8,092
Segment assets	134,776	45,814	65,221	245,811
Deferred revenue	48,504	2,516	11,865	62,885

	Domestic Segment	International Segment	Boomerang Segment	Consolidated

Year ended December 31, 2006

Revenue	$146,953	$46,416	$19,919	$213,288
Depreciation and amortization	4,729	199	2,406	7,334
Interest income	628	692	44	1,364
Interest expense	20	17	1,078	1,115
Income tax expense / (benefit)	2,697	5,403	(72)	8,028
Segment net income / (loss)	9,982	6,716	(191)	16,507
Capital expenditures	7,365	1,066	1,119	9,550
Segment assets	123,181	29,291	57,481	209,953
Deferred revenue	44,132	1,300	11,316	56,748

Year ended December 31, 2005

Revenue	$130,182	$41,053	$19,491	$190,726
Depreciation and amortization	4,335	13	2,234	6,582
Interest income	338	369	105	812
Interest expense	43	43	870	956
Income tax expense / (benefit)	5,045	4,301	(265)	9,081
Segment net income	9,354	8,233	852	18,439
Capital expenditures	6,600	229	993	7,822
Segment assets	113,900	25,240	58,597	197,737
Deferred revenue	36,585	1,556	12,622	50,763

The following table presents information about our geographic revenue, based on the location of our customers, for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005
United States	$148,519	$146,953	$130,182
Africa, primarily South Africa	11,460	10,470	9,158
Latin American and Caribbean countries	34,177	31,288	28,065
Canada	20,484	19,919	19,491
Europe and Asia	8,109	4,658	3,830

Total	$222,749	$213,288	$190,726

We carry a variety of long-lived assets on our consolidated balance sheet including property and equipment, identifiable intangible assets and goodwill. The following table presents information about our long-lived assets as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Canada	$60,719	$54,916
United States	18,969	18,162
Italy and other	3,059	1,196

Total	$82,747	$74,274

13. UNAUDITED QUARTERLY RESULTS

During the fourth quarter of 2007, we determined that there was an error in certain assumptions supporting the initial calculation of uncertain tax positions recorded upon adoption of FIN 48 effective January 1,

2007. The correction of the error resulted in the increase to the initial charge to beginning retained earnings from $917,000 to $1,879,000. The Company’s initial assumptions did not consider the company’s tax position relative to properly valuing certain intercompany transactions. The Company determined that this correction of the initial FIN 48 adoption did not have a material effect on the previously reported condensed consolidated financial statements for the quarterly periods ending March 31, 2007, June 30, 2007 and September 30, 2007 and as such, does not intend to amend those filings with the SEC with respect to this matter.

Our unaudited quarterly results are summarized below (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2007

Revenue	$54,098	$58,223	$55,103	$55,325
Gross profit	29,675	33,735	31,403	29,311
Net income	6,119	6,713	6,250	2,323	(1)
Basic earnings per share	$0.33	$0.36	$0.34	$0.13
Diluted earnings per share	$0.32	$0.35	$0.33	$0.12

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2006

Revenue	$50,702	$56,660	$54,866	$51,060
Gross profit	25,936	30,925	29,664	26,830
Net income	2,936	5,514	5,200	2,857
Basic earnings per share	$0.16	$0.30	$0.29	$0.16
Diluted earnings per share	$0.15	$0.29	$0.28	$0.15

(1)	In the fourth quarter of 2007, we recognized a pre-tax impairment charge of $ $3,298,000, or $2,242,000, net of tax.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation under the supervision of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (its principal executive officer and principal financial officers, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based on the aforementioned evaluation, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007 because of the existence of a material weakness in our internal control over financial reporting related to accounting for international income taxes as described below. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial reporting and financial statement preparation and presentation.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. A material weakness was identified in the Company’s internal control over financial reporting relative to accounting for international income taxes as of December 31, 2007. The material weakness was comprised of inadequate controls to ensure a sufficient technical review was performed of the international tax provision.

This material weakness resulted in an immaterial adjustment to the uncertain tax position liability recorded upon the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48, effective January 1, 2007, and an offsetting adjustment to retained earnings. This correction of the initial FIN 48 adoption was recorded in the fourth quarter of 2007. As a result of management’s assessment, the Company determined that this correction did not have a material effect on the previously reported condensed consolidated financial statements for the quarterly reports filed with the Securities and Exchange Commission during 2007.

Because of the material weakness described above, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007. No other material weaknesses in our internal control over financial reporting were identified.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007, which is included herein in Item 9A.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan for Material Weakness

In response to the identified material weakness described above, our management, with oversight from our Audit Committee, intends to continue to enhance our internal control over financial reporting relative to accounting for international income taxes during fiscal year 2008 as follows:

•	Implement enhanced policies and procedures over income tax planning, tax return preparation and accounting for international income taxes, and

•

Engage additional expert resources to augment our income tax planning, tax return preparation and accounting for international income taxes as was done in connection with the preparation of the consolidated financial statements included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LoJack Corporation

Boston, Massachusetts

We have audited LoJack Corporation’s and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

The Company did not have effective operation of controls to ensure that its international tax consequences were properly assessed and reported in the Company’s consolidated financial statements. Specifically, controls were inadequate to ensure a sufficient technical review was performed of the international tax provision. An immaterial adjustment to the uncertain tax position liability and an offsetting adjustment to retained earnings was reflected in the consolidated financial statements related to this material weakness. The continued existence of this material weakness could result in errors in the income tax provision and related accounts and could be material to the consolidated financial statements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007, of the Company and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective January 1, 2007.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 14, 2008

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

Our Amended and Restated Code of Business Conduct and Ethics, or the Code of Business Conduct and Ethics, applies to our directors, officers and employees. The Code of Business Conduct and Ethics is posted on our website, www.lojack.com, under “Investor Relations” under the heading “ABOUT US” Any waiver for directors or executive officers from a provision of the Code of Business Conduct and Ethics must be approved by our Board of Directors and shall be disclosed on a Form 8-K within four business days. Additionally, we intend to satisfy our disclosure requirement regarding any amendment to the Code of Business Conduct and Ethics by posting such information on our website within four business days.

Our website address is included in this Annual Report on Form 10-K as a textual reference only and the information in our website is not incorporated by reference into this Annual Report on Form 10-K.

See Item 1, Business—Executive Officers.

The remainder of the information required by this Item 10 is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 20, 2008 under the headings “Proposal No. 1—Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11—EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 20, 2008 under the headings “Executive Compensation” and “Director Compensation” and “Proposal No. 1—Election of Directors.”

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 20, 2008 under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Securities Authorized For Issuance Under Equity Compensation Plans.”

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 20, 2008 under the heading “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 20, 2008 under the heading “Auditors.”

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following documents are filed as part of this annual report:

The financial statements and report of the independent registered public accounting firm required by this Item are included in Part II, Item 8.

(b)	Exhibits

3A.	Amended By-Laws (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 1992, filed with the Commission, File No. 001-08439).

3B.	Restated Articles of Organization, as amended (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on October 13, 2004, File No. 001-08439).

4A.	Amended Specimen Share Certificate (incorporated by reference to Exhibit 4A to File No. 2-98609).

4B.	Rights Agreement, dated December 17, 1999, between the Company and American Stock Transfer and Trust Company (incorporated by reference to the Company’s registration statement on Form 8-12G, filed with the Commission on December 20, 1999, File No. 28563).

4C.	Combination Agreement, dated as of August 16, 2004, by and among LoJack Corporation, 4246624 Canada Inc. and Boomerang Tracking Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on October 13, 2004, File No. 001-08439).

10A.	Multicurrency Revolving Credit and Term Loan Agreement dated July 20, 2007 by and among the Company, Citizens Bank of Massachusetts and the Royal Bank of Canada (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2007 File No.001-08439).

10B.	Loan Agreement, between the Company and its Argentine licensee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission, File No. 001-08439 (the “September 2002 Form 10-Q”)).

10C.	Promissory Note, dated September 5, 2002, issued to the Company by its Argentine licensee (incorporated by reference to the September 2002 Form 10-Q).

10D.	Pledge and Security Agreement, dated September 5, 2002, made by Carlos Roberto Mackinlay in favor of the Company (incorporated by reference to the September 2002 Form 10-Q).

10E.	Pledge and Security Agreement, dated September 5, 2002, made by Roberto Bonanni Rey in favor of the Company (incorporated by reference to the September 2002 Form 10-Q).

10F.	Guarantee Agreement, dated September 5, 2002, by Carlos Roberto Mackinlay in favor of the Company (incorporated by reference to the September 2002 Form 10-Q).

10G.	Amendment, effective November 30, 2002, to the September 5, 2002 Loan Agreement, entered into by and among Car Security S.A., LoJack Recovery Systems Business Trust, the Company, Carlos Mackinlay and Roberto Bonanni Rey (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Commission, File No. 001-08439, (the “2002 Form 10-K”)).

10H.++	Restated and Amended Stock Incentive Plan, as restated February 28, 2001, and as amended on October 11, 2001 and December 23, 2002 (incorporated by reference to the 2002 Form 10-K).

10I.++	Form of Senior Management Option Agreement (incorporated by reference to the 2002 Form 10-K).

10J.++	Form of Non-Employee Director Option Agreement (incorporated by reference to the 2002 Form 10-K).

10K.	Subscription Agreement, dated as of March 14, 2003, by and among LoJack de México, S. de R.L. de C.V., Grupo Car Mart, S.A. de C.V. and José Antonio Ocejo Gutiérrez (incorporated by reference to the 2002 Form 10-K).
10L.	Agreement for the Design & Supply of VLU5 Products, dated December 29, 2003, between the Company and Plextek Limited, (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission, File No. 001-08439 (the “2003 Form 10-K”)).

10M++	LoJack Corporation 2003 Stock Incentive Plan (incorporated by reference to the 2003 Form 10-K).

10N++	Form of LoJack Corporation 2003 Stock Incentive Plan Stock Option Agreement (incorporated by reference to the 2003 Form 10-K).

10O++	Form of LoJack Corporation Restricted Stock Agreement for Officers (incorporated by reference to the 2003 Form 10-K).

10P.	LoJack Nonqualified Deferred Compensation Plan (incorporated by reference to the 2004 Form 8-K for the fiscal year ended December 31, 2004 filed with the Commission, File, No. 001-08439 (the “2004 Form 10-K”)).

10Q.	Boomerang Tracking Inc. Amendment to the Bell Mobility Contract. (incorporated by reference to the 2004 Form 10-K).

10R.	Boomerang Tracking Inc. Contract with The Createch Group for services relating to upgrading enterprise software. (incorporated by reference to the 2004 Form 10-K).

10S.	Royal Business OperatingLine Agreement, by and among Boomerang Tracking, Inc. and Royal Bank of Canada, dated May 20, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with Commission on August 9, 2005, File No. 001-08439).

10T.++	Forms of Single and Double Trigger Change of Control Agreements. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2006, File No. 001-08439).

10U.++	Summary of LoJack Corporation Director Compensation. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2006, File No. 001-08439).

10V.	Preferred Stock Purchase Agreement by and between SCIN, Inc. and LoJack Corporation dated October 12, 2006. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with Commission on November 9, 2006, File No. 001-08439).

10W.	Retirement and Noncompetition Agreement by and between Joseph F. Abely and LoJack Corporation, dated November 17, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with Commission on November 21, 2006, File No. 001-08439).

10X.++	Amendment No. 5 to the LoJack Corporation 2003 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on November 5, 2007, File No. 001-08439).

10Z.++	LoJack Corporation Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on February 19, 2008, File No. 001-08439).

21.*	Subsidiaries of the Registrant.

23.*	Consent of Deloitte & Touche LLP.

31.1.*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.2.*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.3.*	Rule 13a-14(a)/15(d)–14(a) Certification.

32.*	Certification Pursuant to 18 U.S.C Section 1350. (furnished)

*	Indicates an exhibit which is filed herewith.
++	Indicates an exhibit which constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Westwood, Commonwealth of Massachusetts, on the 17 th day of March 2008.

LOJACK CORPORATION
(Registrant)

By:	/s/ RICHARD T. RILEY
Richard T. Riley
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ RICHARD T. RILEY Richard T. Riley	Chairman and Chief Executive Officer	March 17, 2008

/s/ RONALD V. WATERS III Ronald V. Waters III	President, Chief Operating Officer and Director	March 17, 2008

/s/ MICHAEL UMANA Michael Umana	Senior Vice President and Chief Financial Officer (principal financial officer)	March 17, 2008

/s/ RORY J. COWAN Rory J. Cowan	Director	March 17, 2008

/s/ JOHN H. MACKINNON John H. MacKinnon	Director	March 17, 2008

/s/ ROBERT J. MURRAY Robert J. Murray	Director	March 17, 2008

/s/ ROBERT L. REWEY Robert L. Rewey	Director	March 17, 2008

/s/ HARVEY ROSENTHAL Harvey Rosenthal	Director	March 17, 2008

/s/ MARIA RENNA SHARPE Maria Renna Sharpe	Director	March 17, 2008

/s/ BRIAN D. BOYCE Brian D. Boyce	Corporate Controller and Chief Accounting Officer (principal accounting officer)	March 17, 2008