Form 10-Q
period 2008-03-31
LOJACK CORP
filed 2008-05-12
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 8, 2008, there were 17,655,050 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$60,770	$56,556
Short-term investments at fair value	1,995	14,686
Accounts receivable—Net	37,138	39,974
Inventories	16,696	14,865
Prepaid expenses and other	4,035	3,499
Prepaid income taxes	50	50
Deferred income taxes	6,042	5,514

Total current assets	126,726	135,144
PROPERTY AND EQUIPMENT—NET	22,518	23,433
DEFERRED INCOME TAXES	9,077	8,535
INTANGIBLE ASSETS—NET	2,811	3,122
GOODWILL	52,765	54,979
OTHER ASSETS—NET	23,983	20,598

TOTAL	$237,880	$245,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$1,319	$—
Accounts payable	7,758	7,571
Accrued and other liabilities	8,721	7,422
Current portion of deferred revenue	24,105	25,300
Accrued compensation	4,483	7,247

Total current liabilities	46,386	47,540
LONG TERM DEBT	25,410	26,477
DEFERRED REVENUE	38,265	37,585
DEFERRED INCOME TAXES	988	1,099
OTHER ACCRUED LIABILITIES	2,066	2,066
ACCRUED COMPENSATION	2,535	2,712

Total liabilities	115,650	117,479

COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding, 17,852,896 at March 31, 2008 and 18,316,895 at December 31, 2007	178	183
Additional paid-in capital	19,991	25,782
Accumulated other comprehensive income	7,879	9,179
Retained earnings	94,182	93,188

Total stockholders’ equity	122,230	128,332

TOTAL	$237,880	$245,811

The accompanying notes are an integral part of the condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Revenues	$46,129	$54,098
Cost of goods sold	22,313	24,423

Gross profit	23,816	29,675

Costs and expenses:
Product development	1,782	1,459
Sales and marketing	11,089	10,337
General and administrative	8,199	7,537
Depreciation and amortization	1,744	1,693

Total	22,814	21,026

Operating income	1,002	8,649

Other income (expense):
Interest income	599	459
Interest expense	(319)	(250)
Equity loss in affiliate	(127)	(155)
Other, net	202	422

Total	355	476

Income before provision for income taxes	1,357	9,125
Provision for income taxes	363	3,006

Net income	$994	$6,119

Earnings per share:
Basic	$0.06	$0.33

Diluted	$0.05	$0.32

Weighted average shares:
Basic	17,984,819	18,378,739

Diluted	18,380,911	19,105,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$994	$6,119
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	551	982
Depreciation and amortization	2,327	1,867
Fair value adjustment to warrants	478	(452)
Allowance for doubtful accounts	334	35
Deferred income taxes	165	(1,635)
Gain on disposal of property and equipment	(25)	(59)
Gain on sale of marketable securities	(28)	(286)
Gain on foreign exchange transactions	—	15
Excess tax (deficit) benefit related to stock option plan	(182)	448
Equity loss in affiliate	127	155
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	2,513	(2,120)
Inventories	(1,897)	1,172
Prepaid expenses and other	(486)	83
Prepaid income taxes	—	2,118
Other assets	10	(525)
Accounts payable	170	1,768
Accrued and other liabilities	(2,659)	(108)
Deferred revenue	(212)	370

Net cash provided by operating activities	2,180	9,947

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,193)	(1,416)
Purchase of marketable securities	(1,922)	(20,651)
Proceeds from the sale of marketable securities	9,963	14,782
Other	25	57

Net cash provided by (used for) investing activities	6,873	(7,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	100	2,482
Excess tax benefit related to stock option plan	182	1,072
Repayment of debt	—	(1,325)
Proceeds from debt	1,347	2,159
Repurchase of common stock	(6,265)	(5,884)

Net cash used for financing activities	(4,636)	(1,496)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(203)	(22)

INCREASE IN CASH AND EQUIVALENTS	4,214	1,201
BEGINNING CASH AND EQUIVALENTS	56,556	24,036

ENDING CASH AND EQUIVALENTS	$60,770	$25,237

The accompanying notes are an integral part of the condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by LoJack Corporation, or “LoJack”, “we”, “our”, or “the Company”, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements include the accounts of LoJack and its wholly-owned subsidiaries. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows. The results reported in these condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for us beginning January 1, 2008. If a company elects to apply the provisions of SFAS 159 to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. We did not designate any financial assets or liabilities to be carried at fair value on January 1, 2008.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations, or SFAS 141R. This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect is primarily dependent upon future acquisitions.

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

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 on the consolidated financial statements.

2. Earnings Per Share

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

A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended March 31, 2008 and 2007, respectively, is as follows:

	March 31, 2008	March 31, 2007
Weighted average shares for basic	17,984,819	18,378,739
Dilutive effect of unvested stock	112,216	191,512
Dilutive effect of stock options	283,876	535,236

Weighted average shares for diluted	18,380,911	19,105,487

Options to purchase 596,863 and 326,050 shares of common stock were outstanding as of March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares, and the effect of including these securities would have been antidilutive. Performance shares totaling 68,300 and 117,100 were excluded from the computation of earnings per share as of March 31, 2008 and 2007, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.

3. Inventories

Inventories are classified as follows (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$416	$385
Work in process	1,419	1,533
Finished goods	14,861	12,947

Total inventories	$16,696	$14,865

4. Stock Repurchase Plans

On February 28, 2006, our Board of Directors authorized a stock repurchase plan, or the 2006 Repurchase Plan. The 2006 Repurchase Plan, as amended, authorizes us to purchase up to 2,000,000 shares of common stock. On February 15, 2008 our Board of Directors renewed the remaining authorization to repurchase 2,000,000 shares and additionally approved an increase of 1,000,000 shares to our repurchase program under a 10b5-1 Plan, for a total repurchase authorization of 3,000,000 shares. During the quarter ended March 31, 2008, we repurchased 484,525 shares for a total purchase price of $6,253,000, or $12.90 per share, with authorization remaining to purchase an additional 2,515,475 shares.

5. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which addresses how companies measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which classifies the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the auction rate preferred securities, an equity investment in our French licensee (a listed security), other available-for-sale securities and investments held in our Executive Deferred Compensation Plan.

The Company has invested in auction rate preferred security instruments, which are classified as available-for-sale securities and reflected at fair value. However, due to recent events in credit markets, the auction events for these instruments, which provide liquidity to these investments and determine the reset rates for the rate of return on these investments, failed during the quarter ended March 31, 2008. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of March 31, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As a result of the temporary declines in fair value for the Company’s auction rate preferred securities, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $300,000, to accumulated other comprehensive income as of March 31, 2008. As of March 31, 2008, the Company continues to earn interest on all of its auction rate security instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment was other than temporary, it would record a charge to earnings as appropriate. Due to the lack of evidence relative to near term marketability of these instruments we have classified these securities as non current other assets in our condensed consolidated balance sheet at March 31, 2008.

The Company’s equity investment in its French Licensee is publicly traded and a market price is readily available.

The Company’s other available-for-sale securities are comprised of corporate bonds that are publicly traded and for which market prices are readily available.

The Company’s investments and corresponding liabilities associated with its Executive Deferred Compensation Plan consist of mutual funds that are publicly traded and for which market prices are readily available.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2008, were as follows (in thousands):

Description	March 31, 2008	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Auction rate preferred securities	$4,350	$—	$—	$4,350
Investment in French licensee	4,001	4,001	—	—
Other available-for-sale securities	1,995	1,995	—	—
Deferred compensation plan investments	1,691	1,691	—	—
Deferred compensation plan liability	(1,691)		(1,691)	—
Absolute Software warrants	1,575	—	1,575	—

Total net assets and liabilities measured at fair value	$11,921	$7,687	$(116)	$4,350

Based on market conditions, the Company changed its valuation methodology for auction rate preferred securities to a discounted cash flow analysis during first quarter 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy since the Company’s initial adoption of SFAS 157 at January 1, 2008.

6. Comprehensive Income

Total comprehensive income and its components for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	March 31, 2008	March 31, 2007
Net income	$994	$6,119
Other comprehensive income:
Foreign currency translation adjustments	(915)	328
Unrealized losses on marketable securities, net of tax	(385)	(19)

Total comprehensive (loss) income	$(306)	$6,428

Total accumulated other comprehensive income and its components were as follows (in thousands):

	March 31, 2008	December 31, 2007
Foreign currency translation adjustments	$7,095	$8,010
Unrealized gain on marketable securities, net of tax	784	1,169

Total accumulated other comprehensive income	$7,879	$9,179

7. Segment Reporting

We have three separately managed and reported business segments: domestic, international, and Boomerang, our Canadian operation.

The following table presents information about our business segments for the three months ended March 31, 2008 and 2007 (in thousands). Certain general overhead costs and income taxes have been allocated to the domestic and international segments based on methods considered to be reasonable by our management.

	Domestic Segment	International Segment	Boomerang Segment	Consolidated
Condensed Consolidated Income Statement Data
Three Months Ended March 31, 2008
Revenues	$30,909	$10,353	$4,867	$46,129
Depreciation and amortization	1,806	66	455	2,327
Interest expense	1	1	317	319
Interest income	294	302	3	599
Net income (loss)	(125)	1,444	(325)	994

Three Months Ended March 31, 2007
Revenues	$38,381	$11,242	$4,475	$54,098
Depreciation and amortization	1,213	50	604	1,867
Interest expense	(5)	(5)	260	250
Interest income	225	230	4	459
Net income (loss)	3,477	2,902	(260)	6,119

8. Commitments and Contingent Liabilities

Legal Proceedings

Other than as set forth below, we were not a party to any material legal proceedings during the quarter ended March 31, 2008.

On April 5, 2006, a suit was filed against us in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. The plaintiff contends that we improperly credited break time and overtime pay and seeks unspecified monetary and injunctive relief. In September 2007, the United States District Court for the Central District of California dismissed the plaintiff’s federal law claims which represented the largest part of the Company’s potential exposure. In November 2007, the plaintiff filed state law claims in California State Court. In January 2008, we removed the state law claims to the United States District Court for the Central District of California. The plaintiff has filed a motion to remand back to California State Court. As of March 31, 2008, management does not believe a loss is probable nor is any estimate of any loss determinable, as the proposed class has not been certified.

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

Results of Operations for the three months ended March 31, 2008 versus the three months ended March 31, 2007

Revenues

Revenues for the three months ended March 31, 2008 decreased by $7,969,000, or 15%, as compared to the same period a year ago.

For the three months ended March 31, 2008, revenues relating to our domestic segment decreased by $7,472,000, or 19%, as compared to the same period a year ago. Severe domestic economic problems had a dramatic impact on auto sales in the three months ended March 31, 2008, with each succeeding month reflecting ever higher year over year declines. March 2008 was the worst month on record for the auto industry since the early 1980’s. We believe that there are three primary factors driving the decline in auto sales: (i) general economic conditions and negative consumer sentiment due to high consumer debt, falling real estate prices and consumer concern about a recession; (ii) significantly tighter credit; and (iii) record high gasoline prices. The decline in revenues was as follows:

•	A decrease of $5,812,000, or 18%, in revenues resulting from a 19% decrease in the number of LoJack Units sold during the period.

•	A decrease of $529,000, or 32%, in revenues recognized from the sale of LoJack for Motorcycles units;

•	A decrease of $277,000, or 11%, in revenues recognized from the sale of warranty products; and

•

A decrease of $838,000 in other revenues, which is primarily related to a decrease of $976,000 in royalty revenue from a decrease in the fair market value of the stock warrants issued by Absolute Software, Inc, or Absolute Software.

For the three months ended March 31, 2008, revenues related to our international segment decreased by $889,000, or 8%, as compared to the same period a year ago, primarily due to a 10% decline in unit volume compared to the comparable period one year ago.

For the three months ended March 31, 2008, we recorded $4,867,000 in revenues at our Boomerang segment which represented a $392,000, or 9%, increase when compared to the same period a year ago. This increase was attributable to changes in foreign currency exchange rates.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2008 was 48% of revenues as compared to 45% of revenues for the comparable period one year ago.

Cost of goods sold relating to our domestic segment for the quarter ended March 31, 2008 increased to 48% of revenues as compared to 45% of revenues for the same period a year ago. The single largest reason for the decline in the domestic gross margin percentage was a $976,000 decline in Absolute Software warrant revenue from the first quarter of 2007, primarily as a result of a decrease in Absolute’s share price since December 31, 2007. Year over year, the decline in Absolute Software warrant revenue contributed over 1% to the decline in our gross margin as a percentage of revenue. In addition, while our revenue declined by 19%, our installation and product costs declined by $2,401,000, or 15%, while the costs associated with maintaining the LoJack System increased $159,000, or 22%.

Cost of goods sold relating to our international segment declined 8% in the first quarter of 2008 as compared to the same period a year ago. Cost of goods sold as a percentage of revenue remained constant at 46% for the quarter ended March 31, 2008, as compared to the same period one year ago.

Cost of goods sold relating to our Boomerang segment for the quarter ended March 31, 2008 was 54% of revenues, as compared to 47% of revenues for the same period a year ago. This increase was mainly due to the negative impact of the higher cost Espion product.

Product Development

Product development expenses increased by $323,000, or 22%, for the three months ended March 31, 2008 as compared to the same period a year ago. The increase was the result of a $195,000 increase in outsourced product development costs as well as an increase of $90,000 in internal personnel related expenses necessary to support our long-term new product initiatives.

Sales and Marketing

Sales and marketing expenses increased by $752,000, or 7%, for the three months ended March 31, 2008, as compared to the same period a year earlier, primarily due to:

•	Increased bad debt and collection expenses of $305,000;

•	Increased compensation related expenses of $290,000;

•	Increased dealer support and incentive expenses of $82,000; and

•	Increased advertising, media and trade marketing expenses of $262,000; partially offset by

•	Decreased travel, meeting and exposition related expenses of $169,000.

General and Administrative

General and administrative expenses increased by $662,000, or 9%, for the three months ended March 31, 2008 as compared to the same period a year earlier primarily due to:

•	A $123,000 increase in personnel related costs net of decreased stock compensation related costs;

•	A $91,000 increase in accounting and legal expenses;

•	Increased consulting fees of $159,000; and

•	Increased travel expenses of $73,000 related to our international expansion efforts.

Depreciation and Amortization

Depreciation and amortization expenses increased by $51,000, or 3%, for the three months ended March 31, 2008 as compared to the same period one year ago. The increase is primarily related to depreciation expense arising from investments to upgrade our technological infrastructure.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2008 decreased by $121,000 primarily due to the fact that the same quarter a year ago included $197,000 of investment gains incurred as a result of our exercise of warrants for and sale of, 200,000 shares (post 2:1 split) of Absolute Software common stock. This was partially offset by an increase in interest income in the 2008 quarter resulting from higher investment returns and a larger average invested fund balance.

Provision for Income Taxes

The provision for income taxes decreased by $2,643,000, or 88%, for the three months ended March 31, 2008, as compared to the same period a year ago primarily due to a $7,768,000 decrease in pre-tax income. Our effective combined tax rate decreased to 26.8% for the period ending March 31, 2008 as compared to 32.9% primarily due to a higher percentage of our pre-tax income being taxed at a lower international effective tax rate.

Net Income and Earnings Per Share

As a result of the foregoing, net income for the three months ended March 31, 2008 decreased by $5,125,000 to $994,000, or $.05 per diluted share from $6,119,000, or $.32 per diluted share in the same period in 2007.

Recent Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for us beginning January 1, 2008. If a company elects to apply the provisions of SFAS 159 to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. We did not designate any financial assets or liabilities to be carried at fair value on January 1, 2008.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations, or SFAS 141R. This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect is primarily dependent upon future acquisitions.

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

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 on the consolidated financial statements.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements include our accounts and those of our subsidiaries, most of which are wholly owned. Intercompany transactions and balances are eliminated in consolidation. Management is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The actual results could differ from those estimates. Our accounting policies are described in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the period ended December 31, 2007. A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Liquidity and Capital Resources

We generate positive cash flows from our operations and expect this trend to continue in both the short and long-term. This liquidity is contingent on continued customer demand for our products and services and continuing our existing relationships with automobile dealers and insurance companies, international licensees and certain law enforcement agencies. In response to trends in the automotive industry which may limit the number of locations where we may install LoJack Units within a vehicle, we are accelerating the development of our next generation product. We expect this next generation product will enable us to further expedite installations and provide the opportunity for installation of the LoJack Units in a greater number of locations within a vehicle. We believe that we will be able to keep pace with required technological changes in our products and expect that our sales and marketing initiatives will continue to drive demand.

At March 31, 2008, we held $4,350,000 in auction rate preferred securities, or ARPS. The investments at March 31, 2008 consisted of preferred stock issued by closed end mutual funds; none of the auction rate securities in our portfolio are mortgage-backed. The most recent auctions for the ARPS in our investment portfolio failed. Our goal is to liquidate these securities as soon as possible, however, as a result of the failed auctions, we continue to hold these securities and the issuers continue to pay interest at the maximum contractual rate. Based on current market conditions, it is likely that auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding these securities beyond their next scheduled auction reset dates; thus limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been adversely impacted. We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. If the credit rating of the security issuers deteriorates, we may be required to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash, our expected operating cash flows, and our available credit lines, we do not anticipate the current lack of liquidity in these investments to have a material impact on our financial condition or results of operation.

We conduct commercial operations in Italy through our wholly-owned subsidiary, LoJack Italia, SRL. Since 2005, we have invested over $8,000,000 (comprised of LoJack network build out and operating losses) in LoJack Italia. We estimate this ownership will require an additional investment of approximately $3,000,000 to $4,000,000 over the next two to three years. This includes a capital investment of approximately $500,000 to complete the establishment of the LoJack network and recognition of $2,500,000 to $3,500,000 of LoJack Italia losses in LoJack’s operating results. Based on our experience with current international licensees, we believe that LoJack Italia will generate long-term profitability and value after the initial investment period. This investment is part of our strategy to own a controlling interest in select international markets that present a significant long-term financial growth opportunity.

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

Additional uses of cash will be based on rate of return analyses, but may include acquisitions, repurchases of our common stock, investment in new technologies, products and/or international licensees or markets, which may require substantial investments of capital. We plan to continue to improve and expand our infrastructure and explore opportunities in international markets, including the development or acquisition of new technologies and the potential for strategic partnerships or acquisitions, alliances and/or equity investments.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2008	2007
Cash provided by (used for):
Operating activities	$2,180	$9,947
Investing activities	6,873	(7,228)
Financing activities	(4,636)	(1,496)
Effect of exchange rate changes on cash	(203)	(22)

Increase in cash and equivalents	$4,214	$1,201

Cash provided by operating activities decreased by $7,767,000 during the three months ended March 31, 2008, compared to the same period in 2007. The decrease was due to a decrease in net income of $5,125,000; a $582,000 decrease in the deferred revenue recognized net of additions and an increase in other working capital items of $4,737,000. These items were partially offset by the fair value adjustment of $930,000 made to the Absolute Software warrants and a decrease of $1,800,000 in our deferred income taxes.

Cash provided by investing activities increased by $14,101,000 during the three months ended March 31, 2008, compared to the same period in 2007, primarily due to a $13,910,000 shift from a net purchase balance to a net proceeds balance in our marketable securities. In addition, our capital expenditures decreased by $223,000 during the three months ended March 31, 2008, compared to the same period in 2007.

Cash used in financing activities increased by $3,140,000 during the three months ended March 31, 2008, compared to the same period in 2007. The increase primarily related to a $2,382,000 decrease in cash generated from the exercise of stock options and a decrease of $890 in the tax benefit related to the exercise of stock options.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have exposure to market risk due to the nature of our financial instruments. Our financial instruments at March 31, 2008 consisted of cash and equivalents, short-term investments, accounts receivable, non-current investments, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities. The fair value of these financial instruments as of March 31, 2008, approximated their carrying values. Our short-term investments are in the form of investment-grade commercial paper, corporate bonds and U.S. Government and agency securities that are carried at fair value in the financial statements.

At March 31, 2008, we held $4,350,000 in auction rate preferred securities, or ARPS. The investments at March 31, 2008 consisted of preferred stock issued by closed end mutual funds; none of the auction rate securities in our portfolio are mortgage-backed. The most recent auctions for the ARPS in our investment portfolio failed. Our goal is to liquidate these securities as soon as possible however as a result of the failed auctions, we continue to hold these securities and the issuers continue to pay interest at the maximum contractual rate. Based on current market conditions, it is likely that auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding these securities beyond their next scheduled auction reset dates; thus limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been adversely impacted. We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. If the credit rating of the security issuers deteriorates, we may be required to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash, our expected operating cash flows, and our available credit lines, we do not anticipate the current lack of liquidity in these investments to have a material impact on our financial condition or results of operation.

Additional risk exposures relate to interest rate risk, foreign currency exchange rate risk and market value risk relating to the common stock price of Absolute Software. Significant changes in the market price of Absolute’s common stock could result in significant swings in revenue and other income. Based on the 600,000 (post 2:1 split) Absolute warrants outstanding as of March 31, 2008, a $1.00 change in the market price of Absolute Software’s common stock would result in a $132,000 increase/decrease in the fair value of the warrants. Also see Note 6 to the consolidated financial statements included at Item 8 in our Annual Report on form 10K for further explanation concerning our accounting for the warrants in Absolute Software common stock.

Interest rate exposure relates primarily to the effect of interest rate changes on amounts outstanding under our term loan and revolver for which there was CAD$27,350,000 (equivalent to U.S. $26,729,000) of borrowings outstanding as of March 31, 2008 and our variable rate line-of-credit and demand facilities. Based on the outstanding borrowings under the term loan at March 31, 2008, a 1% increase in the interest rate would result in an additional $267,000 of annual interest expense.

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

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of our products and services, the effectiveness of our marketing initiatives, the rate of growth in the industries of our customers, the presence of competitors with greater technical, marketing, and financial resources, our ability to promptly and effectively respond to technological change to meet evolving customer needs, the extent of our use of third party installers and distributors, capacity and supply constraints or difficulties, our ability to successfully integrate businesses that we acquire, our ability to successfully expand our operations and changes in general economic or geographical conditions. For a further discussion of these and other significant factors to consider in connection with forward–looking statements concerning us, reference is made to Item 1A “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2007.

We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 4.	Controls and Procedures

We have evaluated, with the participation of the Chief Executive Officer, the Chief Financial Officer and Chief Accounting Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer, the Chief Financial Officer and Chief Accounting Officer have concluded that because the material weakness in internal control over financial reporting relating to the accounting for income taxes which was previously identified in “Management’s Report on Internal Control over Financial Reporting” included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”) has not yet been fully remediated, our disclosure controls and procedures were not effective as of March 31, 2008.

Remediation of Material Weakness

To address the material weakness relating to the accounting for income taxes previously disclosed in our 2007 10-K, management with oversight from our Audit Committee has implemented the following changes in our internal control over financial reporting during the first quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. During the quarter ended March 31, 2008, we have begun implementing enhanced policies and procedures over income tax planning, tax return preparation and accounting for international income taxes. These changes include formalization and enhancement of monitoring and review process as well as increased communication between tax advisors and our accounting department. In addition, we have engaged the services of outside tax consultants to augment our tax planning and prepare and review our income tax provision. We are also in the process of augmenting our internal staff with the hiring of additional tax personnel.

Changes in Internal Control over Financial Reporting

Other than changes related to the remedial measures specified above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Other than as set forth below, we were not a party to any material legal proceedings during the quarter ended March 31, 2008.

On April 5, 2006, a suit was filed against us in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. The plaintiff contends that we improperly credited break time and overtime pay and seeks unspecified monetary and injunctive relief. In September 2007, the United States District Court for the Central District of California dismissed the plaintiff’s federal law claims which represented the largest part of the Company’s potential exposure. In November 2007, the plaintiff filed state law claims in California State Court. In January 2008, we removed the state law claims to the United States District Court for the Central District of California. The plaintiff has filed a motion to remand back to California State Court. As of March 31, 2008, management does not believe a loss is probable nor is any estimate of any loss determinable, as the proposed class has not been certified.

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

Item 1A.	Risk Factors

For a discussion of the Company’s risk factors please refer to Part 1, “Item 1A. Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities during the first quarter of 2008.

On February 15, 2008 our Board of Directors approved an increase of 1,000,000 shares to our repurchase program for a 10b5-1 Plan and additionally renewed the remaining management discretion authority to repurchase 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares.

Repurchase activity under our 2006 Repurchase Plan for the three months ended March 31, 2008 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2008	—	$—	—	895,181
February 1 to February 29, 2008 (2)	16,567	12.76	16,567	2,983,433
March 1 to March 31, 2008	467,958	12.91	467,958	2,515,475

Total	484,525	$12.90	484,525	2,515,475

(1)	No shares have been purchased by us other than through our publicly announced stock repurchase programs.
(2)	Total repurchase authorization increased to 3,000,000 shares on February 15, 2008.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
10.1*	Agreement for the Manufacturing & Supply of VLU5 products, effective January 1,2008 between Plextek Limited, LoJack Equipment Ireland Limited and LoJack Operating Company, L.P. (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

31.1*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.2*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.3*	Rule 13a-14(a)/15(d)–14(a) Certification.

32*	Certification Pursuant to 18 U.S.C. Section 1350.

*	Indicates an exhibit which is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation
Registrant

Date: May 12, 2008	By:	/s/ RICHARD T. RILEY
Richard T. Riley
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2008	By:	/S/ MICHAEL UMANA
Michael Umana
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2008	By:	/s/ BRIAN D. BOYCE
Brian D. Boyce
Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)