Form 10-Q
period 2008-06-30
LOJACK CORP
filed 2008-08-11
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of August 8, 2008, there were 17,354,268 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$58,578	$56,556
Short-term investments	—	14,686
Accounts receivable—Net	43,179	39,974
Inventories	16,059	14,865
Prepaid expenses and other	3,700	3,549
Deferred income taxes	6,106	5,514

Total current assets	127,622	135,144
PROPERTY AND EQUIPMENT—NET	22,106	23,433
DEFERRED INCOME TAXES	8,488	8,535
INTANGIBLE ASSETS—NET	2,870	3,122
GOODWILL	53,868	54,979
OTHER ASSETS—NET	24,654	20,598

TOTAL	$239,608	$245,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$3,066	$—
Accounts payable	10,696	7,571
Accrued and other liabilities	6,252	7,422
Current portion of deferred revenue	24,882	25,300
Accrued compensation	5,541	7,247

Total current liabilities	50,437	47,540
LONG TERM DEBT	25,715	26,477
DEFERRED REVENUE	41,158	37,585
DEFERRED INCOME TAXES	959	1,099
OTHER ACCRUED LIABILITIES	2,066	2,066
ACCRUED COMPENSATION	2,517	2,712

Total liabilities	122,852	117,479

COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding, 17,361,604 at June 30, 2008 and 18,316,895 at December 31, 2007	173	183
Additional paid-in capital	13,027	25,782
Accumulated other comprehensive income	8,382	9,179
Retained earnings	95,174	93,188

Total stockholders’ equity	116,756	128,332

TOTAL	$239,608	$245,811

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues	$51,439	$58,223	$97,568	$112,321
Cost of goods sold	24,142	24,488	46,455	48,911

Gross margin	27,297	33,735	51,113	63,410

Costs and expenses:
Product development	1,843	1,470	3,625	2,929
Sales and marketing	13,246	12,606	24,335	22,943
General and administrative	8,014	7,858	16,213	15,395
Depreciation and amortization	2,018	1,885	3,762	3,579

Total	25,121	23,819	47,935	44,846

Operating income	2,176	9,916	3,178	18,564

Other income (expense):
Interest income	455	575	1,054	1,034
Interest expense	(389)	(299)	(708)	(549)
Equity loss in affiliate	(1,093)	(181)	(1,220)	(337)
Other, net	146	276	348	698

Total	(881)	371	(526)	846

Income before provision for income taxes	1,295	10,287	2,652	19,410
Provision for income taxes	303	3,575	666	6,579

Net income	$992	$6,712	$1,986	$12,831

Earnings per share:
Basic	$0.06	$0.36	$0.11	$0.70

Diluted	$0.06	$0.35	$0.11	$0.67

Weighted average shares:
Basic	17,382,959	18,393,418	17,682,619	18,416,808

Diluted	17,669,391	19,048,991	18,028,369	19,105,324

The accompanying notes are an integral part of the condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,986	$12,831
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	920	2,010
Depreciation and amortization	4,650	3,950
Fair value adjustment to warrants	533	(938)
Provision for doubtful accounts	484	167
Deferred income taxes	(471)	(1,952)
Gain on disposal of property and equipment	(31)	(84)
Gain on sale of marketable securities	(51)	(108)
Excess tax benefit related to stock option plan	—	665
Equity loss in affiliate	1,220	337
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(2,245)	(3,259)
Inventories	(909)	1,113
Prepaid expenses and other	(110)	(202)
Prepaid income taxes	—	2,118
Other assets	(206)	95
Accounts payable	3,075	1,279
Accrued and other liabilities	(4,121)	1,307
Deferred revenue and related deferred costs	1,168	2,680

Net cash provided by operating activities	5,892	22,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,804)	(3,000)
Purchase of marketable securities	(1,922)	(34,953)
Proceeds from the sale of marketable securities	12,013	23,075
Purchase of Locator Systems	(987)	—
Other	31	83

Net cash provided by (used for) investing activities	6,331	(14,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	107	4,178
Issuance of shares under employee stock purchase plan	737	771
Excess tax benefit related to stock option plan	—	1,651
Repayment of short-term borrowings	(250)	(2,798)
Proceeds from debt and short-term borrowings	3,321	4,492
Repurchase of common stock	(14,278)	(9,888)

Net cash used for financing activities	(10,363)	(1,594)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	162	36

INCREASE IN CASH AND EQUIVALENTS	2,022	5,656
BEGINNING CASH AND EQUIVALENTS	56,556	24,036

ENDING CASH AND EQUIVALENTS	$58,578	$29,692

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for us beginning January 1, 2008. If a company elects to apply the provisions of SFAS 159 to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. We did not designate any financial assets or liabilities to be carried at fair value on or subsequent to January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R. This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We expect SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect is primarily dependent upon future acquisitions.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

2. Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed using the weighted average number of common shares outstanding during the year and includes the effect of our outstanding stock options and unvested stock (using the treasury stock method), except where such stock options or unvested stock would be antidilutive.

A reconciliation of weighted average shares used for the basic and diluted computations for the three months and six months ended June 30, 2008 and 2007, respectively, is as follows:

	Three Months ended June 30, 2008	Three Months ended June 30, 2007
Weighted average shares for basic	17,382,959	18,393,418
Dilutive effect of unvested stock	87,028	94,548
Dilutive effect of stock options	199,404	561,025

Weighted average shares for diluted	17,669,391	19,048,991

	Six Months ended June 30, 2008	Six Months ended June 30, 2007
Weighted average shares for basic	17,682,619	18,416,808
Dilutive effect of unvested stock	101,027	95,497
Dilutive effect of stock options	244,723	593,019

Weighted average shares for diluted	18,028,369	19,105,324

Options to purchase 695,484 and 279,125 shares of common stock were outstanding for the three month periods ended June 30, 2008 and 2007, and 633,693 and 309,863 shares of common stock were outstanding for the six months ended June 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares, and the effect of including these securities would have been antidilutive. Performance shares totaling 215,500 and 117,100 were excluded from the computation of earnings per share as of June 30, 2008 and 2007, respectively, because the performance conditions had not been achieved at their respective balance sheet dates.

3. Inventories

Inventories are classified as follows (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$422	$385
Work in process	1,766	1,533
Finished goods	13,871	12,947

Total inventories	$16,059	$14,865

4. Stock Repurchase Plans

On February 28, 2006, our Board of Directors authorized a stock repurchase plan, or the 2006 Repurchase Plan. The 2006 Repurchase Plan, as amended, authorizes us to purchase up to 2,000,000 shares of common stock. On February 15, 2008 our Board of Directors renewed the remaining authorization to repurchase 2,000,000 shares and additionally approved an increase of 1,000,000 shares to our repurchase program under a 10b5-1 Plan, for a total repurchase authorization of 3,000,000 shares. During the quarter ended June 30, 2008, we repurchased 833,697 shares for a total purchase price of $8,025,000, or $9.63 per share.

For the six months ended June 30, 2008, we repurchased 1,318,222 shares of common stock at a total cost to us of $14,278,000, or $10.83 per share. As of June 30, 2008, there are 1,681,778 shares available to be repurchased under the 2006 Repurchase Plan. There are no shares available for repurchase under a 10b5-1 Plan.

5. Investments and Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which addresses how companies measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which classifies the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of June 30, 2008, we held certain assets that are required to be measured at fair value on a recurring basis. These included auction rate preferred securities, an equity investment in our French licensee (a listed security), warrants associated with a license agreement with Absolute Software, an equity investment in SCIntegrity and investments held in our Executive Deferred Compensation Plan.

We have invested in auction rate preferred security instruments, which are classified as available-for-sale securities and reflected at fair value. Due to recent events in credit markets, the auction events for these instruments, which provide liquidity to these investments and determine the reset rates for the rate of return on these investments, failed during the quarter ended June 30, 2008. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of June 30, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

At June 30, 2008, we held $4,600,000 in auction rate preferred securities, or ARPS. The investments at June 30, 2008 consisted of preferred stock issued by closed end mutual funds; none of the auction rate securities in our portfolio are mortgage-backed. Original issuers of these securities have announced redemptions plans for $600,000 of our holding during the quarter ended June 30, 2008. As a result of the temporary declines in fair value of our auction rate preferred securities, which we attribute to liquidity issues rather than credit issues, we have recorded an unrealized loss of $265,000, to accumulated other comprehensive income as of June 30, 2008. As of June 30, 2008, we continue to earn interest on all of our auction rate security instruments. Any future fluctuation in fair value related to these instruments that we deem to be temporary, would be recorded to accumulated other comprehensive income. If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate. Due to the lack of evidence relative to near term marketability of these instruments, we have classified these securities as noncurrent other assets in our condensed consolidated balance sheet at June 30, 2008.

Our equity investment in our French licensee is publicly traded and a market price is readily available.

Our investments associated with our Executive Deferred Compensation Plan consist of mutual funds that are publicly traded and for which market prices are readily available.

In June 2005 we entered into a ten year trademark license agreement with Absolute Software, Inc., or Absolute, a Vancouver, British Columbia, Canada based computer theft recovery company to brand its consumer offering “LoJack for Laptops”. In addition to an annual per unit royalty, Absolute issued to us 1,000,000 (on a post split basis) warrants to purchase Absolute’s common stock with vesting on a pro rata basis over a five year period commencing on July 1, 2006. In accordance with EITF Issue No. 00-8, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services, we have concluded that a measurement date is not achieved until the warrants become vested and exercisable. Prior to reaching a measurement date, the fair value of unvested warrants is calculated utilizing a Black-Scholes option pricing model and the earned and unearned revenue is adjusted to fair value. Once a measurement date has been reached, the fair value of vested warrants is measured and the revenue related to the vested warrants becomes fixed with revenue recognized over the remaining term of the licensing agreement. Subsequent to reaching a measurement date, the vested warrants are accounted for as derivatives under SFAS 133, which requires that the warrants be recorded at fair value at each reporting date with any changes in fair value being recorded in the income statement.

In July 2008, we along with three original investors in SCIntegrity invested an additional $1,900,000 into SCIntegrity. Our portion of this additional investment was $1,415,000 which coupled with the conversion of a $389,000 note receivable into common stock resulted in our owning approximately 60% of SCIntegrity after this financing round. The valuation of this financing round was lower than that paid at the time of our original investment in October 2006. Based upon our assessment of the current status of the business results against plans and milestones as well as valuation indicators from the recent financing, we recognized an other-than-temporary impairment in our equity investment in SCIntegrity at June 30, 2008. Accordingly, we recorded an impairment of $1,017,000 which is included in equity loss in affiliate as of that date. This reduced our investment in SCIntegrity which is included in other assets to $612,000.

Our assets subject to the disclosure requirements of SFAS 157 at June 30, 2008, were as follows (in thousands):

	June 30, 2008	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Auction rate preferred securities	$4,335	$—	$550	$3,785
Investment in French licensee	3,379	3,379	—	—
Equity investment in SCIntegrity	612	—	612	—
Deferred compensation plan investments	1,745	1,745	—	—
Absolute Software warrants	3,363	—	3,363	—

Total net assets and liabilities measured at fair value	$13,434	$5,124	$4,525	$3,785

Upon the initial adoption of SFAS 157 at January 1, 2008 we classified our investment in auction rate securities as Level 1 investments. When the auctions failed during the first quarter of 2008, we used a discounted cash flow model to compute a fair value of $4,350,000, and thus reclassified these investments from Level 1 to Level 3. During the three months ended June 30, 2008, original issuers of these securities announced plans to redeem $600,000 of our holding, of which $50,000 were redeemed as of June 30, 2008. As of June 30, 2008, based upon the announced redemption we have reclassified the remaining $550,000 from Level 3 to Level 2.

6. Comprehensive Income

Total comprehensive income and its components for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$992	$6,712	$1,986	$12,831
Other comprehensive income:
Foreign currency translation adjustments	880	2,215	(35)	2,543
Unrealized gains (losses) on marketable securities, net of tax	(377)	873	(762)	854

Comprehensive income	$1,495	$9,800	$1,189	$16,228

Total accumulated other comprehensive income and its components were as follows (in thousands):

	June 30, 2008	December 31, 2007
Foreign currency translation adjustments	$7,975	$8,010
Unrealized gain on marketable securities, net of tax	407	1,169

Total accumulated other comprehensive income	$8,382	$9,179

7. Segment Reporting

We have three separately managed and reported business segments: domestic, international, and Boomerang, our Canadian operation.

The following table presents information about our business segments for the three and six months ended June 30, 2008 and 2007 (in thousands). Certain general overhead costs and income taxes have been allocated to the domestic and international segments based on methods considered to be reasonable by our management.

	Domestic Segment	International Segment	Boomerang Segment	Consolidated
Condensed Consolidated Income Statement Data
Three Months Ended June 30, 2008
Revenues	$32,592	$13,318	$5,529	$51,439
Depreciation and amortization	1,802	66	455	2,323
Interest expense	58	57	274	389
Interest income	356	96	3	455
Net income (loss)	(1,032)	2,538	(514)	992

Three Months Ended June 30, 2007
Revenues	$40,542	$12,414	$5,267	$58,223
Depreciation and amortization	1,346	83	654	2,083
Interest expense	—	—	299	299
Interest income	273	300	2	575
Net income (loss)	4,181	2,827	(296)	6,712

Six Months Ended June 30, 2008
Revenues	$63,501	$23,671	$10,396	$97,568
Depreciation and amortization	3,576	168	906	4,650
Interest expense	59	58	591	708
Interest income	942	106	6	1,054
Net income (loss)	(1,670)	4,495	(839)	1,986

Six Months Ended June 30, 2007
Revenues	$78,924	$23,655	$9,742	$112,321
Depreciation and amortization	2,535	157	1,258	3,950
Interest expense	(5)	(5)	559	549
Interest income	498	530	6	1,034
Net income (loss)	8,149	5,238	(556)	12,831

8. Commitments and Contingent Liabilities

Legal Proceedings

Other than as set forth below, we were not a party to any material legal proceedings during the quarter ended June 30, 2008.

On April 5, 2006, a suit was filed against us in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. The plaintiff contends that we improperly credited break time and overtime pay and seeks unspecified monetary and injunctive relief. In September 2007, the United States District Court for the Central District of California dismissed the plaintiff’s federal law claims which represented the largest part of the Company’s potential exposure. In November 2007, the plaintiff filed state law claims in California State Court. In January 2008, we removed the state law claims to the United States District Court for the Central District of California. The plaintiff has filed a motion to remand back to California State Court. As of June 30, 2008, management does not believe a loss is probable, nor is any estimate of any loss determinable, as the proposed class has not been certified.

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

9. Locator Systems Acquisition

In May 2008, we acquired certain assets and assumed certain liabilities and the business operations of Locator Systems, a Victoria, British Columbia, Canada company for $987,000. Locator Systems is a company which produces and markets products to help police locate and rescue missing persons with Alzheimer’s, Autism and similar disabilities. Through this acquisition we expect to leverage our technological expertise and relationships with law enforcement to provide a comprehensive solution to the growing problem of people at risk who wander.

10. Subsequent Event

In July 2008, we along with three original investors in SCIntegrity invested an additional $1,900,000 into SCIntegrity. Our portion of this additional investment was $1,415,000 which coupled with the conversion of a $389,000 note receivable into common stock resulted in our owning approximately 60% of SCIntegrity after this financing round. The valuation of this financing round was lower than that paid at the time of our original investment in October 2006. Based upon our assessment of the current status of the business results against plans and milestones as well as valuation indicators from the recent financing, we recognized an other-than-temporary impairment in our equity investment in SCIntegrity at June 30, 2008. Accordingly, we recorded an impairment of $1,017,000 which is included in equity loss in affiliate as of that date. This reduced our investment in SCIntegrity which is included in other assets to $612,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended June 30, 2008 versus the three months ended June 30, 2007

Revenues

Revenues for the three months ended June 30, 2008 decreased by $6,784,000, or 12%, as compared to the same period a year ago.

For the three months ended June 30, 2008, revenues relating to our domestic segment decreased by $7,950,000, or 20%, to $32,591,000 as compared to the same period a year ago. Revenue for the quarter ended June 30, 2008 was negatively impacted by lower consumer confidence due to record gas prices and tighter credit markets which in turn has had a significant unfavorable impact on the sale of new vehicles and related aftermarket products like LoJack’s. The decline in revenue was primarily due to the following:

•	A decrease of $6,888,000, or 21%, in revenues resulting from a 16% decrease in the number of LoJack Units sold during the period;

•	A decrease of $288,000, or 15%, in revenues recognized from a decline in the number of LoJack for Motorcycles sold;

•	A decrease of $211,000, or 7%, in revenues recognized from the sale of warranty products; and

•

A decrease of $513,000, or 56% in other revenues, which is primarily related to a decrease of $541,000 in royalty revenue due to a decrease in the fair market value of the stock warrants issued by Absolute Software.

For the three months ended June 30, 2008, revenues related to our international segment increased by $904,000, or 7%, to $13,318,000 as compared to the same period a year ago primarily due to a 7% increase in unit volume compared to the same period one year ago.

For the three months ended June 30, 2008, we recorded $5,529,000 in revenues at our Boomerang segment compared to $5,267,000 for the same period one year ago. On a constant currency basis, Boomerang’s revenue was 9% below that reported in the comparable period one year ago.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2008 was 47% of revenues as compared to 42% of revenues for the same period one year ago.

Cost of goods sold relating to our domestic segment for the quarter ended June 30, 2008 increased to 45% of revenues as compared to 40% of revenues for the same period a year ago. The decline in domestic gross margin as a percentage of revenue was due to lower domestic dealer volumes and, to a lesser extent, a $541,000 decline in Absolute Software related revenue versus the comparable period in 2007, as a result of a decline in Absolute’s share price and the valuation of warrants received in exchange for brand licensing.

Cost of goods sold relating to our international segment increased 3% to 47% in the second quarter of 2008 as compared to the same period a year ago. The increase in cost of goods sold as a percentage of revenue reflects the negative impact of changes made in 2008 to our international licensee volume purchase arrangements as well as increased operations costs at LoJack Italia.

Cost of goods sold relating to our Boomerang segment for the quarter ended June 30, 2008 was 57% of revenues, as compared to 50% of revenues for the same period a year ago. This increase was mainly due to higher product costs related to the roll out of new, more sophisticated technology products and the costs related to Boomerang’s analog to digital conversion.

Product Development

Product development expenses increased by $373,000, or 25%, for the three months ended June 30, 2008 as compared to the same period a year earlier. The increase was primarily the result of a $199,000 increase in consulting and outsourced product development costs and an increase of $121,000 in internal personnel related expenses necessary to support our long-term new product initiatives. In addition, travel related expenses increased by $44,000.

Sales and Marketing

Sales and marketing expenses increased by $640,000, or 5%, for the three months ended June 30, 2008, as compared to the same period one year earlier, primarily due to:

•	Increased media and advertising expense of $889,000 primarily associated with rolling out our new branding and advertising campaign; and

•	Increased travel and entertainment related expenses of $163,000; offset by

•	Decreased compensation expense of $345,000 primarily due to a reduction in sales related compensation; and

•	Decreased sales and marketing expenses of $78,000 at our Boomerang segment.

General and Administrative

General and administrative expenses increased by $156,000, or 2%, for the three months ended June 30, 2008 as compared to the same period a year earlier primarily due to:

•	Increased general and administrative expense at our Boomerang segment of $157,000;

•	Increased travel and entertainment expenses of $135,000;

•	Increased consulting and temporary employee expense of $123,000;

•	Increased employee training expense of $107,000;

•	Increased accounting and tax consulting expense of $80,000; and

•	Increased legal expense of $50,000; offset by

•	Decreased compensation related expense of $546,000 primarily due to the reversal of performance based stock compensation expense due to projected failure to meet the vesting requirements.

Depreciation and Amortization

Depreciation and amortization expenses increased by $133,000, or 7%, for the three months ended June 30, 2008 as compared to the same period one year ago. The increase is primarily related to depreciation expense arising from upgrading our infrastructure.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2008 decreased by $1,252,000 or 337% primarily due to a $1,017,000 impairment relating to our investment in SCIntegrity, a $120,000 decrease in interest income due to a reduction in interest rates and average cash outstanding as a result of our stock repurchase activity during the quarter ended June 30, 2008, and a $90,000 increase in interest expense due to a higher average debt balance compared to the same period one year ago.

Provision for Income Taxes

The provision for income taxes decreased by $3,272,000, or 92%, for the three months ended June 30, 2008, as compared to the same period a year ago, primarily due to a $8,992,000 decrease in pre-tax income. Our effective combined tax rate decreased to 23.3% for the period ending June 30, 2008, as compared to 34.8% for the same period one year ago primarily due to a significant percentage of our pre-tax income being taxed at a lower international effective tax rate.

Net Income and Earnings Per Share

As a result of the foregoing, net income for the three months ended June 30, 2008 decreased by $5,720,000 to $992,000, or $.06 per diluted share, from $6,712,000, or $.35 per diluted share, in the same period in 2007.

Results of Operations for the six months ended June 30, 2008 versus the six months ended June 30, 2007

Revenues

Revenues for the six months ended June 30, 2008 decreased by $14,753,000, or 13%, as compared to the same period a year ago.

For the six months ended June 30, 2008, revenues relating to our domestic segment decreased by $15,423,000, or 20%, to $63,501,000 as compared to the same period one year ago. Revenue for the six months ended June 30, 2008 was negatively impacted by lower consumer confidence due to record gas prices and tighter credit markets which in turn had a significant unfavorable impact on the sale of new vehicles and related aftermarket products like LoJack’s. The decline in revenue was primarily due to the following:

•	A decrease of $12,700,000, or 20%, in revenues resulting from a 17% decrease in the number of LoJack Units sold during the period;

•	A decrease of $817,000, or 23%, in revenues recognized from a decline in the number units of LoJack for Motorcycles sold;

•	A decrease of 489,000, or 9%, in revenues recognized from the sale of warranty products; and

•

A decrease of $1,352,000, or 79%, in other revenues, primarily related to a decrease of $1,517,000 in royalty revenue due to a decrease in the fair market value of the stock warrants issued by Absolute Software.

For the six months ended June 30, 2008, revenues related to our international segment increased by $16,000 to $23,671,000 as compared to the same period. Our international unit volume was 1% less when compared to the comparable period one year ago.

For the six months ended June 30, 2008, revenue at our Boomerang segment increased by $654,000, or 7%, to $10,396,000 when compared to the same period one year ago. The revenue increase is primarily due to changes in foreign currency exchange rates. On a constant currency basis, Boomerang’s revenue was 8% below that reported in the comparable period one year ago.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2008 was 48% of revenues as compared to 44% of revenues for the same period one year ago.

Cost of goods sold relating to our domestic segment for the six months ended June 30, 2008 increased to 47% of revenues as compared to 43% of revenues for the same period one year ago. The decline in cost of goods sold as a percentage of revenue was due to a lower domestic dealer volumes and, to a lesser extent, a $1,517,000 decline in Absolute Software related revenue versus the comparable period in 2007, as a result of a decline in Absolute’s share price.

Cost of goods sold relating to our international segment increased 1% to 44% for the six months ended June 30, 2008 as compared to the same period one year ago. The increase in cost of goods sold as a percentage of revenue reflects the negative impact of changes made in 2008 to our international licensee volume purchase arrangements.

Cost of goods sold relating to our Boomerang segment for the six months ended June 30, 2008 was 56% of revenues, as compared to 48% of revenues for the same period one year ago. This increase was mainly due to higher product costs related to the roll out of new, more sophisticated technology products and the costs related to Boomerang’s analog to digital conversion.

Product Development

Product development expenses increased by $696,000, or 24%, for the six months ended June 30, 2008 as compared to the same period a year earlier. The increase was primarily the result of a $368,000 increase in consulting and outsourced product development costs and an increase of $211,000 in internal personnel related expenses necessary to support our long-term new product initiatives. In addition, travel related expenses increased by $70,000.

Sales and Marketing

Sales and marketing expenses increased by $1,392,000, or 6%, for the six months ended June 30, 2008, as compared to the same period a year earlier, primarily due to:

•	Increased media and advertising expense of $1,062,000 primarily associated with rolling out our new branding and advertising campaign;

•	Increased bad debt expense of $317,000; and

•	Increased dealer support costs of $218,000; offset by

•	Decreased sales and marketing expenses at our Boomerang segment of $162,000; and

•	Decreased compensation related costs of $55,000.

General and Administrative

General and administrative expenses increased by $818,000, or 5%, for the six months ended June 30, 2008 as compared to the same period a year earlier primarily due to:

•	Increased consulting expense of $207,000;

•	Increased general and administrative expense at our Boomerang segment of $204,000;

•	Increased legal and business license expense of $195,000;

•	Increased travel and entertainment expenses of $209,000;

•	Increased employee training expense of $168,000;

•	Increased accounting and tax consulting expense of $131,000; and

•	Increased information technology communication and maintenance expense of $116,000; offset by

•	Decreased compensation related expense of $423,000 primarily due to the reversal of performance based stock compensation expense due to projected failure to meet the vesting requirements.

Depreciation and Amortization

Depreciation and amortization expense increased by $183,000, or 5%, for the six months ended June 30, 2008 as compared to the same period one year ago. The increase is primarily related to depreciation expense arising from upgrading our infrastructure.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2008 decreased by $1,372,000, or 162%, primarily due to a $1,017,000 impairment relating to our investment in SCIntegrity, a $20,000 decrease in interest income, and a $159,000 increase in interest expense due to a higher average debt balance compared to the same period one year ago.

Provision for Income Taxes

The provision for income taxes decreased by $5,913,000, or 90%, for the six months ended June 30, 2008, as compared to the same period a year ago primarily due to a $16,758,000 decrease in pre-tax income. Our effective combined tax rate decreased to 25.1% from 33.9% for the same period one year ago, primarily due to a significant percentage of our pre-tax income being taxed at a lower international effective tax rate.

Net Income and Earnings Per Share

As a result of the foregoing, net income for the six months ended June 30, 2008 decreased by $10,845,000, or 85%, to $1,986,000, or $0.11 per diluted share, from $12,831,000, or $0.67 per diluted share in the same period in 2007.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R. This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We expect SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect is primarily dependent upon future acquisitions.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

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

At June 30, 2008, we held $4,600,000 in auction rate preferred securities, or ARPS. The investments at June 30, 2008 consisted of preferred stock issued by closed end mutual funds; none of the auction rate securities in our portfolio are mortgage-backed. Original issuers of these securities have announced redemptions for $600,000 of our holding during the quarter ended June 30, 2008; however auctions for the remaining ARPS in our investment portfolio continue to fail. As a result, we continue to hold these securities and the issuers continue to pay interest at the maximum contractual rate. Based on current market conditions, it is likely that auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding these securities beyond their next scheduled auction reset dates; thus limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been adversely impacted. We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. If the credit rating of the security issuers deteriorates, we may be required to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash, our expected operating cash flows, and our available credit lines, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operation.

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

We have commercial operations in Italy through our wholly-owned subsidiary, LoJack Italia, SRL. Since 2005, we have invested over $9,000,000 (comprised of LoJack network buildout and operating losses) in LoJack Italia. We estimate this ownership will require an additional investment of approximately $3,000,000 to $4,000,000 over the next two to three years. This includes a capital investment of approximately $500,000 to complete the establishment of the LoJack network and recognition of $2,500,000 to $3,500,000 of operating losses in Italy. Based on our experience with current international licensees, we believe that LoJack Italia will generate long-term profitability and value after the investment period. This investment is part of our strategy to own a controlling interest in select international markets that present a significant long-term financial growth opportunity.

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

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2008	2007
Cash provided by (used for):
Operating activities	$5,892	$22,009
Investing activities	6,331	(14,795)
Financing activities	(10,363)	(1,594)
Effect of exchange rate changes on cash	162	36

Increase in cash and equivalents	$2,022	$5,656

Cash provided by operating activities decreased by $16,117,000 during the six months ended June 30, 2008, compared to the same period in 2007. The decrease was due to: a decrease in net income of $10,846,000; a $1,512,000 decrease in the deferred revenue recognized net of additions; and a decrease in cash provided by changes in other working capital items of $6,970,000. These items were partially offset by the fair value adjustment of $1,471,000 made to the Absolute Software warrants and a decrease of $1,481,000 in our deferred income taxes.

Cash provided by investing activities increased by $21,126,000 during the six months ended June 30, 2008, compared to the same period in 2007, primarily due to a $21,969,000 shift from a net purchase balance to a net proceeds balance in our marketable securities, offset in part by the acquisition of certain assets of Locator Systems for $987,000. In addition our capital expenditures decreased by $196,000 during the six months ended June 30, 2008, compared to the same period in 2007.

Cash used for financing activities decreased by $8,769,000 during the six months ended June 30, 2008, compared to the same period in 2007. The increase primarily related to an increase in stock repurchase activity of $4,390,000, and a $4,071,000 decrease in cash generated from the exercise of stock options.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have exposure to market risk due to the nature of our financial instruments. Our financial instruments at June 30, 2008 consisted of cash and equivalents, accounts receivable, non-current investments, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities. The fair value of these financial instruments as of June 30, 2008, approximated their carrying values.

At June 30, 2008, we held $4,600,000 in auction rate preferred securities, or ARPS. The investments at June 30, 2008 consisted of preferred stock issued by closed end mutual funds; none of the auction rate securities in our portfolio are mortgage-backed. The most recent auctions for the ARPS in our investment portfolio failed. Our goal is to liquidate these securities as soon as possible; however as a result of the failed auctions, we continue to hold these securities and the issuers continue to pay interest at the maximum contractual rate. Based on current market conditions, it is likely that auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding these securities beyond their next scheduled auction reset dates, thus limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been adversely impacted. We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. If the credit rating of the security issuers deteriorates, we may be required to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash, our expected operating cash flows, and our available credit lines, we do not anticipate the current lack of liquidity in these investments to have a material impact on our financial condition or results of operation.

Additional risk exposures relate to interest rate risk, foreign currency exchange rate risk and market value risk relating to common stock price of Absolute Software. Significant changes in the market price of Absolute Software’s common stock could result in significant fluctuations in revenue and other income. Based on the 600,000 Absolute warrants outstanding as of June 30, 2008, a $1.00 change in the market price of Absolute Software’s common stock would result in a $309,000 increase/decrease in the fair value of the warrants. Also see Note 6 to the consolidated financial statements included at Item 8 in our Form 10-K for the year ended December 31, 2007 for further explanation concerning our accounting for the warrants in Absolute Software common stock.

Interest rate exposure relates primarily to the effect of interest rate changes on amounts outstanding under our term loan and revolver for which there was CAD$29,100,000 (equivalent to U.S. $28,781,000) of borrowings outstanding as of June 30, 2008 and our variable rate line-of-credit and demand facilities. Based on the outstanding borrowings under the term loan at June 30, 2008, a 1% increase in the interest rate would result in an additional $288,000 of annual interest expense.

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

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: (i) the continued and future acceptance of our products and services; (ii) the effectiveness of our marketing initiatives and consumer demand; (iii) the rate of growth in the industries of our customers; (iv) the presence of competitors with greater technical, marketing, and financial resources; (v) our ability to promptly and effectively respond to technological change to meet evolving customer needs; (vi) the extent of our use of third party installers and distributors; (vii) capacity and supply constraints or difficulties; (viii) our ability to successfully integrate businesses that we acquire; (ix) our ability to successfully develop and expand our operations; and (x) changes in general economic or geographical conditions. For a further discussion of these and other significant factors to consider in connection with forward–looking statements concerning us, reference is made to Item 1A “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2007.

We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 4.	Controls and Procedures

We have evaluated, with the participation of the Chief Executive Officer, the Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer, the Chief Financial Officer and Chief Accounting Officer have concluded that because the material weakness in internal control over financial reporting relating to the accounting for income taxes which was previously identified in “Management’s Report on Internal Control over Financial Reporting” included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007, or 2007 10-K has not yet been fully remediated, our disclosure controls and procedures were not effective as of June 30, 2008.

Remediation of Material Weakness

To address the material weakness relating to the accounting for income taxes previously disclosed in our 2007 10-K, management, with oversight from our Audit Committee, has implemented the changes in our internal control over financial reporting described below that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the three month period ended June 30, 2008, we continue to implement enhanced policies and procedures over income tax planning, tax return preparation and accounting for international income taxes. These changes include formalization and enhancement of monitoring and review process as well as increased communication between tax advisors and our accounting department. In addition, we have engaged the services of outside tax consultants to augment our tax planning and prepare and review our income tax provision. We also have augmented our internal staff with the hiring of additional qualified tax personnel.

Changes in Internal Control over Financial Reporting

Other than changes related to the remedial measures specified above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

For a discussion of our risk factors please refer to Part 1, “Item 1A. Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase activity under our 2006 Repurchase Plan for the three months ended June 30, 2008 is as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2008	203,162	$10.72	203,162	2,312,313
May 1 to May 31, 2008	2,541	9.58	2,541	2,309,772
June 1 to June 30, 2008	627,994	9.27	627,994	1,681,778

Total	833,697	$9.63	833,697	1,681,778

(1)	No shares have been purchased by us other than through our publicly announced stock repurchase programs.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on May 20, 2008. At the meeting Richard T. Riley, Ronald V. Waters III, Robert J. Murray, Harvey Rosenthal, John H. MacKinnon, Robert L. Rewey, Maria Renna Sharpe and Rory J. Cowan were elected to serve as directors of the Company until the next annual meeting of stockholders or until their successors shall have been duly elected and qualified. The results of the election of Directors, adoption of the Company’s 2008 Stock Incentive Plan and the ratification of auditors for 2008 are as follows:

1.	Election of Directors

	For	Withheld
Richard T. Riley	16,609,725	154,660
Ronald V. Waters III	16,663,114	131,271
Robert J. Murray	16,559,420	204,965
Harvey Rosenthal	16,573,819	190,566
John H. MacKinnon	16,052,811	711,574
Robert L. Rewey	16,592,945	171,440
Maria Renna Sharpe	16,591,389	172,996
Rory J. Cowan	15,965,951	798,434

2.	Adoption of the Company’s 2008 Stock Incentive Plan

For:	10,673,406
Against:	3,055,124
Abstain:	30,001
Broker Non Votes:	3,005,854

3.	Ratification of Deloitte & Touche, LLP as independent auditors for 2008

For:	16,571,059
Against:	177,065
Abstain:	16,260

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description
10.1*	Separation Agreement between LoJack Corporation and Michael Umana, dated June 23, 2008.

31.1*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.2*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.3*	Rule 13a-14(a)/15(d)–14(a) Certification.

32*	Certification Pursuant to 18 U.S.C. Section 1350.

*	Indicates an exhibit which is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation
Registrant

Date: August 11, 2008	By:	/s/ RICHARD T. RILEY
Richard T. Riley
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2008	By:	/s/ MICHAEL UMANA
Michael Umana
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 11, 2008	By:	/s/ BRIAN D. BOYCE
Brian D. Boyce
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)