Form 10-Q
period 2008-09-30
LOJACK CORP
filed 2008-11-10
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company.” See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of November 6, 2008, there were 17, 349,619 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,305	$56,556
Marketable securities at fair value	1,320	14,686
Accounts receivable—Net	40,006	39,974
Inventories	15,765	14,865
Prepaid expenses and other	4,106	3,499
Prepaid income taxes	2,664	50
Deferred income taxes	4,906	5,514

Total current assets	134,072	135,144
PROPERTY AND EQUIPMENT—NET	21,375	23,433
DEFERRED INCOME TAXES	9,232	8,535
INTANGIBLE ASSETS—NET	1,883	3,122
GOODWILL	16,897	54,979
OTHER ASSETS—NET	19,750	20,598

TOTAL	$203,209	$245,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$2,167	$—
Accounts payable	6,824	7,571
Accrued and other liabilities	10,777	7,422
Current portion of deferred revenue	25,877	25,300
Accrued compensation	6,123	7,247

Total current liabilities	51,768	47,540
LONG TERM DEBT	25,027	26,477
DEFERRED REVENUE	40,388	37,585
DEFERRED INCOME TAXES	523	1,099
OTHER ACCRUED LIABILITIES	2,066	2,066
ACCRUED COMPENSATION	2,445	2,712

Total liabilities	122,217	117,479

MINORITY INTEREST	611	—
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding, 17,364,004 at September 30, 2008 and 18,316,895 at December 31, 2007	173	183
Additional paid-in capital	13,774	25,782
Accumulated other comprehensive income	5,945	9,179
Retained earnings	60,489	93,188

Total stockholders’ equity	80,381	128,332

TOTAL	$203,209	$245,811

The accompanying notes are an integral part of the condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenue	$52,887	$55,103	$150,455	$167,424
Cost of goods sold	24,165	23,700	70,618	72,611

Gross margin	28,722	31,403	79,837	94,813

Costs and expenses:
Product development	1,829	847	5,455	3,776
Sales and marketing	12,096	12,766	36,431	35,709
General and administrative	8,163	7,869	24,376	23,264
Depreciation and amortization	1,714	1,760	5,476	5,339
Impairment of intangible assets and goodwill	38,090	—	38,090	—

Total	61,892	23,242	109,828	68,088

Operating (loss) income	(33,170)	8,161	(29,991)	26,725

Other income (expense):
Interest income	530	1,056	1,584	2,090
Interest expense	(253)	(342)	(961)	(891)
Equity loss in affiliate	(15)	(303)	(1,205)	(640)
Investment losses and other, net	(1,213)	624	(895)	1,322

Total	(951)	1,035	(1,477)	1,881

(Loss) income before provision for income taxes and minority interest	(34,121)	9,196	(31,468)	28,606
Provision for income taxes	634	2,946	1,299	9,525

(Loss) income before minority interest	(34,755)	6,250	(32,767)	19,081
Minority interest in loss of consolidated subsidiary	(68)	—	(68)	—

Net (loss) income	$(34,687)	$6,250	$(32,699)	$19,081

(Loss) earnings per share:
Basic	$(2.05)	$0.34	$(1.88)	$1.04

Diluted	$(2.05)	$0.33	$(1.88)	$1.00

Weighted average shares:
Basic	16,897,702	18,347,820	17,419,727	18,373,630

Diluted	16,897,702	18,992,325	17,419,727	19,051,672

The accompanying notes are an integral part of the condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(32,699)	$19,081
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	1,658	2,966
Depreciation and amortization	6,602	5,807
Impairment of intangible assets and goodwill	38,090	—
Fair value adjustment to warrants	994	(1,556)
Provision for doubtful accounts	593	538
Deferred income taxes	22	(2,594)
Gain on disposal of property and equipment	(3)	(84)
Gain on sale of marketable securities	(51)	(138)
Gain on foreign exchange transactions	(1)	—
Excess tax benefit related to stock option plan	—	830
Minority interest in consolidated subsidiary and equity in net loss of affiliate	1,137	640
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	465	(3,820)
Inventories	(919)	(105)
Prepaid expenses and other	(869)	(1,116)
Prepaid income taxes	(2,615)	2,118
Other assets	35	195
Accounts payable	(1,796)	3,711
Accrued and other liabilities	1,024	2,471
Deferred revenue	1,829	2,301

Net cash provided by operating activities	13,496	31,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(4,017)	(5,628)
Purchase of marketable securities	(2,111)	(34,953)
Proceeds from the maturity and sale of marketable securities	12,912	32,722
Purchase of businesses, net of cash acquired	(618)	—
Other	31	83

Net cash provided by (used for) investing activities	6,197	(7,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	138	4,545
Issuance of shares under employee stock purchase plan	737	772
Excess tax benefit related to stock option plan	—	1,906
Repayment of short-term borrowings	(1,348)	(20,886)
Proceeds from debt and short-term borrowings	3,570	24,567
Repurchase of common stock	(14,278)	(16,263)

Net cash used for financing activities	(11,181)	(5,359)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	237	836

INCREASE IN CASH AND CASH EQUIVALENTS	8,749	18,946
BEGINNING CASH AND CASH EQUIVALENTS	56,556	24,036

ENDING CASH AND CASH EQUIVALENTS	$65,305	$42,982

The accompanying notes are an integral part of the condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by LoJack Corporation and its subsidiaries, or “LoJack”, “we”, “our”, or “the Company”, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements include the accounts of LoJack, its wholly-owned subsidiaries, and SCIntegrity. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows. The results reported in these condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. SFAS 159 was effective beginning January 1, 2008. We did not designate any financial assets or liabilities to be carried at fair value on or subsequent to January 1, 2008.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

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

A reconciliation of weighted average shares used for the basic and diluted computations for the three months and nine months ended September 30, 2008 and 2007, respectively, is as follows:

	Three Months ended September 30, 2008	Three Months ended September 30, 2007
Weighted average shares for basic	16,897,702	18,347,820
Dilutive effect of unvested stock	—	102,744
Dilutive effect of stock options	—	541,761

Weighted average shares for diluted	16,897,702	18,992,325

	Nine Months ended September 30, 2008	Nine Months ended September 30, 2007
Weighted average shares for basic	17,419,727	18,373,630
Dilutive effect of unvested stock	—	102,154
Dilutive effect of stock options	—	575,888

Weighted average shares for diluted	17,419,727	19,051,672

For the three and nine month periods ended September 30, 2008 shares of stock issuable pursuant to stock options and unvested stock have not been considered for dilution as their effect would be anti-dilutive. For the three and nine months ended September 30, 2008, 1,563,953 options and 250,437 shares of restricted stock were excluded from the computation of diluted net loss per share. Options to purchase 279,125 and 309,863 shares of common stock were outstanding for the three and nine month periods ended September 30, 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares, and the effect of including these securities would have been antidilutive. Performance shares totaling 215,500 and 117,100 were excluded from the computation of earnings per share as of September 30, 2008 and 2007, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.

3. Inventories

Inventories are classified as follows (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$315	$385
Work in process	1,690	1,533
Finished goods	13,760	12,947

Total inventories	$15,765	$14,865

4. Stock Repurchase Plans

On February 28, 2006, our Board of Directors authorized a stock repurchase plan, or the 2006 Repurchase Plan. The 2006 Repurchase Plan, as amended, authorizes us to purchase up to 2,000,000 shares of common stock. On February 15, 2008 our Board of Directors increased the remaining authorization to repurchase up to 2,000,000 shares and approved an increase of 1,000,000 shares to our repurchase program under one or more 10b5-1 Plans, for a total repurchase authorization of 3,000,000 shares. During the quarter ended September 30, 2008, we did not repurchase any shares.

For the nine months ended September 30, 2008, we repurchased 1,318,222 shares of common stock at a total cost to us of $14,278,000, or an average price of approximately $10.83 per share. As of September 30, 2008, there were 1,681,778 shares available to be repurchased under the 2006 Repurchase Plan, and no shares available for repurchase under the 10b5-1 Plans.

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

As of September 30, 2008, we held certain assets that are required to be measured at fair value on a recurring basis. These included auction rate preferred securities, or ARPS; an equity investment in our French licensee (a listed security), warrants associated with a license agreement with Absolute Software, common stock in Absolute Software (a listed security) and investments held in our Executive Deferred Compensation Plan.

We have invested in ARPS, which are classified as available-for-sale securities and carried at fair value. Due to ongoing events in credit markets, the auctions for these instruments, which provide liquidity to these investments and determine the reset rates for the rate of return on these investments, continued to fail during the quarter ended September 30, 2008. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of September 30, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

At September 30, 2008, we held $4,050,000 in ARPS that consisted of preferred stock issued by closed end mutual funds; none of the auction rate securities in our portfolio are mortgage-backed. As a result of the temporary declines in fair value of our ARPS, which we attribute to liquidity issues rather than credit issues, we have recorded an unrealized loss of $265,000, to accumulated other comprehensive income as of September 30, 2008. As of September 30, 2008, we continue to earn interest on all of our auction rate security instruments. Any future fluctuation in fair value related to these instruments that we deem to be temporary, would be recorded to accumulated other comprehensive income. If we determine that our current valuation adjustment is other than temporary, we would record a charge to earnings as appropriate. Due to the lack of evidence relative to near term marketability of these instruments, we have continued to classify these securities as noncurrent other assets in our condensed consolidated balance sheet at September 30, 2008.

Our equity investment in our French licensee is publicly traded and a market price is readily available.

Our investments associated with our Executive Deferred Compensation Plan consist of mutual funds that are publicly traded and for which market prices are readily available.

In June 2005 we entered into a ten year trademark license agreement with Absolute Software, Inc., or Absolute, a Vancouver, British Columbia, Canada based computer theft recovery company to brand its consumer offering “LoJack for Laptops”. In addition to an annual per unit royalty, Absolute issued to us 1,000,000 (on a post split basis) warrants to purchase Absolute’s common stock with vesting on a pro rata basis over a five year period commencing on July 1, 2006. As of September 30, 2008, we held 400,000 warrants. In accordance with EITF Issue No. 00-8, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services, we have concluded that a measurement date is not achieved until the warrants become vested and exercisable. Prior to reaching a measurement date, the fair value of unvested warrants is calculated utilizing a Black-Scholes option pricing model and the earned and unearned revenue is adjusted to fair value. Once a measurement date has been reached, the fair value of vested warrants is measured and the revenue related to the vested warrants becomes fixed with revenue recognized over the remaining term of the licensing agreement. Subsequent to reaching a measurement date, the vested warrants are accounted for as derivatives under SFAS 133, which requires that the warrants be recorded at fair value at each reporting date with any changes in fair value being recorded in the statement of operations.

In July 2008, we exercised the 200,000 Absolute Software warrants that vested on June 30, 2008. As of September 30, 2008 we held 166,500 shares as marketable securities that we have designated as trading securities. These shares are publicly traded and a market price is readily available.

Our assets subject to the disclosure requirements of SFAS 157 at September 30, 2008, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using:
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Auction rate preferred securities	$3,785	$—	$—	$3,785
Investment in French licensee	2,207	2,207	—	—
Deferred compensation plan investments	1,756	1,756	—	—
Marketable securities	1,320	1,320	—	—
Absolute Software warrants	752	—	752	—

Total	$9,820	$5,283	$752	$3,785

Upon our initial adoption of SFAS 157 at January 1, 2008, we classified our investment in ARPS as Level 1 investments. When the auctions failed during the first quarter of 2008, we used a discounted cash flow model to compute a fair value of $4,350,000, and thus reclassified these investments from Level 1 to Level 3. During the three months ended June 30, 2008, original issuers of these securities announced plans to redeem $600,000 of our holding, of which $50,000 were redeemed as of June 30, 2008. The remaining $550,000 was redeemed during the three months ended September 30, 2008.

Subsequent to the close of the third quarter the fair market value of our investments in Absolute Software and our French licensee had decreased by approximately $2,500,000, as of October 31, 2008. These assets are carried at fair value and changes in fair value of the shares of Absolute Software and other than temporary reductions in fair value in Traqueur, our French licensee, will be recorded in earnings when such events occur.

6. Comprehensive (Loss) Income

Total comprehensive (loss) income and its components for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net (loss) income	$(34,687)	$6,250	$(32,699)	$19,081
Other comprehensive income:
Foreign currency translation adjustments	(1,720)	2,373	(1,755)	4,916
Unrealized (losses) gains on marketable securities, net of tax	(717)	95	(1,479)	949

Comprehensive (loss) income	$(37,124)	$8,718	$(35,933)	$24,946

Total accumulated other comprehensive income and its components were as follows (in thousands):

	September 30, 2008	December 31, 2007
Foreign currency translation adjustments	$6,255	$8,010
Unrealized (loss) gain on marketable securities, net of tax	(310)	1,169

Total accumulated other comprehensive income	$5,945	$9,179

7. Impairment of Intangible Assets and Goodwill

On November 17, 2008 (“the effective date”) the analog network used to track our Boomerang segment’s analog tracking units will cease to operate due to the requirement that all cellular telephone networks in Canada be based on digital technology. As Boomerang undertook the task of complying with the requirement by replacing all of its analog units in service by the effective date, it became evident during the quarter ended September 30, 2008, that the actual customer attrition and expected future customer attrition was higher than expected. The requirement and related impact on attrition combined with slow auto sales and the economic slowdown has adversely impacted the Boomerang business.

Given the impact of the above during the quarter ended September 30, 2008, we began to forecast the future economic impact of these events and the possible impairment of the carrying value of our intangible assets and goodwill. Our updated forecasts indicated that Boomerang’s ability to regain profitability would take longer than originally expected. We determined, based on the factors described above coupled with the lower than previously projected operations that a triggering event had occurred and that an evaluation of potential impairment of goodwill and other long-lived assets for the Boomerang segment was required as of September 30, 2008.

As of September 30, 2008, we tested the long-lived assets of our Boomerang segment for recoverability and determined that the monitoring contractual relationships, completed technology and tradename and trademark intangible assets were not fully recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values. In accordance with SFAS 144, we then determined the fair value of these intangible assets using a discounted cash flow model. As a result of this impairment analysis, the segment recognized an impairment charge of $1,260,000 at September 30, 2008. The impairment charge by each intangible asset class was as follows: (i) $1,193,000 for monitoring contractual relationships; (ii) $16,000 for completed technology; and (iii) $51,000 for tradename and trademark. The impairment is included in Impairment of intangible assets and goodwill for the quarter ended September 30, 2008.

As a result of the triggering events outlined above, we tested Boomerang’s goodwill for impairment as of September 30, 2008. Utilizing a discounted cash flow method we determined the fair value of the Boomerang reporting unit to be less than its carrying value. We then allocated the fair value to the reporting unit’s assets and liabilities and determined that the implied fair value of reporting unit’s goodwill was $15,173,000, resulting in an impairment charge of $36,830,000. The impairment is included in Impairment of intangible assets and goodwill for the quarter ended September 30, 2008.

The following table summarizes the changes in goodwill (in thousands):

Balance at January 1, 2008	$54,979
Acquisition of Locator Systems	472
Acquisition of SCIntegrity	1,252
Impairment loss on Boomerang	(36,830)
Foreign exchange impact	(2,976)

Balance at September 30, 2008	$16,897

8. Income Taxes

The Company records its tax provision (benefit) on an interim basis using the estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be realized are excluded from the overall estimated effective tax rate. The income tax effects of significant unusual and infrequent items are recognized in the impacted interim period as discrete items. The estimated annual effective tax rate is impacted by the amount of nondeductible expenses and projected earnings in the various tax jurisdictions. Adjustments are recognized in the period that such estimates are revised.

During the three and nine months ended September 30, 2008, a number of discrete events occurred which impacted the provision for income taxes. These events include the impairment of intangible assets and goodwill, a change in the enacted state income tax rate in Massachusetts and the derecognition of the deferred tax assets related to the basis difference for our investment in SCIntegrity, or SCI. The net effect of these discrete items for the three and nine months ended September 30, 2008 was a $204,000 benefit.

9. Segment Reporting

We have three separately managed and reported business segments: Domestic, International, and Boomerang. We are currently evaluating the impact that our recent business combinations have had on our business segments, however the results of operations of these businesses for the three and nine months ended September 30, 2008, are immaterial. The results for SCIntegrity have been included in the Domestic segment results and the results for Locator Systems have been included in the Boomerang segment results.

The following table presents information about our business segments for the three and nine months ended September 30, 2008 and 2007 (in thousands). Certain general overhead costs and income taxes have been allocated to the domestic and international segments based on methods considered to be reasonable by our management.

	Domestic Segment	International Segment	Boomerang Segment	Consolidated
Condensed Consolidated Income Statement Data
Three Months Ended September 30, 2008
Revenue	$29,879	$17,691	$5,317	$52,887
Depreciation and amortization	1,371	128	398	1,897
Impairment of intangible assets and goodwill	—	—	38,090	38,090
Interest expense	12	12	229	253
Interest income	268	267	(5)	530
Net (loss) income	(1,272)	4,522	(37,937)	(34,687)

Three Months Ended September 30, 2007
Revenue	$37,645	$12,034	$5,424	$55,103
Depreciation and amortization	1,196	(2)	663	1,857
Interest expense	2	2	338	342
Interest income	487	556	13	1,056
Net income (loss)	3,548	3,522	(820)	6,250

Nine Months Ended September 30, 2008
Revenue	$93,380	$41,362	$15,713	$150,455
Depreciation and amortization	4,947	296	1,304	6,547
Impairment of intangible assets and goodwill	—	—	38,090	38,090
Interest expense	71	70	820	961

	Domestic Segment	International Segment	Boomerang Segment	Consolidated
Interest income	1,210	373	1	1,584
Net (loss) income	(2,940)	9,017	(38,776)	(32,699)

Nine Months Ended September 30, 2007
Revenue	$116,569	$35,689	$15,166	$167,424
Depreciation and amortization	3,731	155	1,921	5,807
Interest expense	(3)	(3)	897	891
Interest income	986	1,085	19	2,090
Net income (loss)	10,180	10,277	(1,376)	19,081

10. Commitments and Contingent Liabilities

On April 5, 2006, a suit was filed against us in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. The plaintiff contends that we improperly credited break time and overtime pay and seeks unspecified monetary and injunctive relief. In September 2007, the United States District Court for the Central District of California dismissed the plaintiff’s federal law claims which represented the largest part of the Company’s potential exposure. The plaintiff has appealed that decision and no date has been set for the oral argument. In November 2007, the plaintiff filed state law claims in California State Court. In January 2008, we removed the state law claims to the United States District Court for the Central District of California. The plaintiff ‘s motion to remand back to California State Court was granted. As of September 30, 2008, management does not believe a loss is probable, nor is any estimate of any loss determinable, as the proposed class has not been certified in either action.

On November 21, 2007, we instituted an arbitration proceeding seeking to enforce our post-termination rights and the post- termination obligations of our former China licensee, Kington Holdings Limited, or Kington. We terminated the license agreement on November 12, 2007 based upon the licensee’s default and failure to perform its obligations under the license agreement. Under the license agreement, exclusive jurisdiction for the resolution of controversies under or relating to the license agreement is arbitration in Boston, Massachusetts, under the rules of the American Arbitration Association. On September 26, 2008, Kington formally filed a counterclaim against LoJack Ireland, which is consistent with their original demand in November 2007 claiming breach of contract and seeking $269,250,000 in damages and expenses and seeking to treble those damages. In the alternative, Kington seeks specific performance by LoJack Ireland under the license agreement. Kington also seeks a permanent injunction prohibiting LoJack Ireland from unlawfully interfering with Kington’s business plans and operations. In October 2008, the arbitrator awarded LoJack Ireland a preliminary injunction enjoining and restraining the former licensee from: (a) competing with LoJack Ireland for a period of one year from the date of termination of the license agreement; (b) using or transferring the radio frequency rights granted by government agencies and all other permits, approvals, authorizations and licenses relating to operation of the LoJack system in China; and (c) using or disclosing LoJack proprietary information. We cannot at this time predict the outcome of the arbitration proceeding however management does not believe a loss is probable. If the final resolution of this arbitration proceeding is unfavorable to us, our financial condition and results of operations might be materially adversely impacted.

On September 30, 2008, Kington filed a claim against LoJack Corporation, or LoJack, in Massachusetts Superior Court alleging interference with contractual relations and seeking both injunctive relief to prevent LoJack from issuing a new license in China and a declaration that LoJack is liable for any damages that Kington may be awarded against LoJack Ireland in the aforementioned arbitration proceedings. LoJack has filed its answer and a motion to stay the proceedings pending the outcome of the arbitration proceeding. We cannot at this time predict the outcome of the case however management does not believe a loss is probable. If the final resolution of this lawsuit is unfavorable to us, our financial condition and results of operations might be materially adversely impacted.

11. Investment and Consolidation of SCI

In October 2006, we entered into a stock purchase agreement with SCI which provides solutions for cargo stock theft prevention, investigation, tracking and recovery. Under the agreement, we invested $3,000,000 of cash to be used for investment in the cargo and tracking recovery business and licensed our trademark. In return, we received a 40% minority ownership in SCI and representation on its Board of Directors.

We applied the provisions of Accounting Research Bulletin No. 51, Consolidated Financial Statements and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, in accounting for our investment in SCI.

In July 2008, we, along with three original investors in SCI, invested an additional $2,000,000 and converted $600,000 of notes receivable into SCI. Our portion of this additional investment, $1,415,000 in cash, coupled with the conversion of our $389,000 note receivable into common stock, resulted in our owning approximately 60% of SCI after the July financing. As a result of our increased interest in SCI, the third quarter results are consolidated, rather than being included in Other Income/Expense as Equity loss in affiliate as reported in previous periods. The minority interest in SCI is separately presented in the Statement of Operations.

The effect of consolidating SCI at September 30, 2008 did not have a significant impact on our consolidated balance sheet and the results of operations of SCI are not material to our consolidated statement of operations.

12. Subsequent Events

On November 4, 2008 we announced plans to restructure certain business operations of the company which we estimate will result in a charge of approximately $1,000,000 for the quarter ended December 31, 2008, representing personnel costs and the termination of certain lease arrangements. We expect the restructuring to result in annualized operating expense savings beginning in 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended September 30, 2008 versus the three months ended September 30, 2007

Revenue

Revenue for the three months ended September 30, 2008 decreased by $2,216,000, or 4%, as compared to the same period a year ago.

For the three months ended September 30, 2008, revenue relating to our domestic segment decreased by $7,766,000, or 21%, to $29,879,000 as compared to the same period a year ago. Revenue for the quarter ended September 30, 2008 was negatively impacted by the financial crisis which led to a widespread credit freeze, worldwide liquidity problems, the worst level of consumer confidence in decades and a dramatic decline in the capital markets. All of these factors are now having an impact on the performance of U.S. businesses, with the domestic auto industry and related aftermarket products like LoJack units being hard hit. The domestic auto industry is experiencing its worst year in almost 16 years, with annual new car sales now projected to be approximately 13 to 13.5 million units in both 2008 and 2009, compared to new car sales of over 16 million units in 2007. Our aforementioned decline in domestic revenue was primarily due to the following:

•	A decrease of $6,998,000, or 23%, in revenue resulting from a 22% decrease in the number of LoJack Units sold during the period;

•	A decrease of $145,000, or 11%, in revenue recognized from a decline in the number of LoJack for Motorcycles sold;

•	A decrease of $614,000, or 24%, in revenue recognized from the sale of warranty products; and

•

A decrease of $507,000, or 49%, in other revenue, which is primarily related to a decrease of $616,000 in royalty revenue due to a decrease in the fair market value of the stock warrants issued by Absolute Software; offset by

•	An increase of $497,000 due to the consolidation of SCI which began in the quarter ended September 30, 2008.

For the three months ended September 30, 2008, revenue related to our international segment increased by $5,657,000, or 47%, to $17,691,000 as compared to the same period a year ago, primarily due to a 40% increase in unit volume compared to the same period one year ago.

For the three months ended September 30, 2008, we recorded $5,317,000 in revenue at our Boomerang segment compared to $5,424,000 for the same period one year ago. On a constant currency basis, Boomerang’s revenue was 11% below that reported in the comparable period one year ago.

Cost of Goods Sold

Cost of goods sold for the quarter ended September 30, 2008 was 46% of revenue as compared to 43% of revenue for the same period one year ago.

Cost of goods sold relating to our domestic segment for the quarter ended September 30, 2008 increased to 46% of revenue as compared to 40% of revenue for the same period a year ago. The increase in domestic cost of goods sold as a percentage of revenue was due to lower domestic dealer volumes and, to a lesser extent, a $616,000 decline in Absolute Software related revenue versus the same period in 2007, as a result of a decline in both Absolute Software’s share price and the valuation of warrants we received in exchange for brand licensing.

Cost of goods sold relating to our international segment decreased 33% to 41% in the third quarter of 2008 as compared to the same period a year ago. The decrease in cost of goods sold as a percentage of revenue reflects the positive impact of achieving more favorable pricing due to reaching 2008 purchasing targets under volume purchase arrangements, offset slightly by increased operations costs at LoJack Italia.

Cost of goods sold relating to our Boomerang segment for the quarter ended September 30, 2008 was 54% of revenue, as compared to 57% of revenue for the same period a year ago. This decrease was primarily due to a change in the treatment of the costs related to the dealer incentive program. These costs were previously expensed as incurred, but in 2008 we began to amortize these expenses over the life of the service contract to more closely match these expenses with the service contract revenue recognized. Partially offsetting this were the increased personnel costs required to handle the analog to digital conversion.

Product Development

Product development expenses increased by $982,000, or 116%, for the three months ended September 30, 2008 as compared to the same period a year earlier. The increase was primarily the result of a $195,000 increase in internal personnel related expenses necessary to support our long-term new product initiatives and a variance of $805,000, due to our litigation settlement with Clare, Inc. which was applied as a recovery of prior period product development costs in the quarter ended September 30, 2007.

Sales and Marketing

Sales and marketing expenses decreased by $670,000, or 5%, for the three months ended September 30, 2008, as compared to the same period one year earlier, primarily due to:

•	Decreased media and advertising expenses of $555,000;

•	Decreased travel and entertainment related expenses of $204,000;

•	Decreased bad debt expenses of $262,000; and

•	Decreased sales and marketing expenses at our Boomerang segment of $262,000; offset by

•	Increased compensation expense of $591,000.

General and Administrative

General and administrative expenses increased by $294,000, or 4%, for the three months ended September 30, 2008, as compared to the same period a year earlier primarily due to:

•	Increased general and administrative expense as a result of the consolidation of SC Integrity of $460,000; and

•	Increased accounting and tax consulting expense of $288,000; offset by

•	Decreased travel and meeting expenses of $95,000;

•	Decreased legal expense of $200,000; and

•	Decreased compensation related expense of $105,000 primarily due to the reversal of performance based stock compensation expense due to the expectation that the vesting requirements will not be met.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $46,000, or 3%, for the three months ended September 30, 2008 as compared to the same period one year ago.

Impairment of Intangible Assets and Goodwill

On the effective date the analog network used to track our Boomerang segment’s analog tracking units will cease to operate due to the requirement that all cellular telephone networks in Canada be based on digital technology. As Boomerang undertook the task of complying with the requirement by replacing all of its analog units in service by the effective date, it became evident during the quarter ended September 30, 2008, that the actual customer attrition and expected future customer attrition was higher than expected. The requirement and related impact on attrition combined with slow auto sales and the economic slowdown has adversely impacted the Boomerang business.

Given the impact of the above during the quarter ended September 30, 2008, we began to forecast the future economic impact of these events and the possible impairment of the carrying value of our intangible assets and goodwill. Our updated forecasts indicated that Boomerang’s ability to regain profitability would take longer than originally expected. We determined, based on the factors described above coupled with the lower than previously projected operations that a triggering event had occurred and that an evaluation of potential impairment of goodwill and other long-lived assets for the Boomerang segment was required as of September 30, 2008.

As of September 30, 2008, we tested the long-lived assets of our Boomerang segment for recoverability and determined that the monitoring contractual relationships, completed technology and tradename and trademark intangible assets were not fully recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values. In accordance with SFAS 144, we then determined the fair value of these intangible assets using a discounted cash flow model. As a result of this impairment analysis, the segment recognized an impairment charge of $1,260,000 at September 30, 2008. The impairment charge by each intangible asset class was as follows: (i) $1,193,000 for monitoring contractual relationships; (ii) $16,000 for completed technology; and (iii) $51,000 for tradename and trademark. The impairment is included in Impairment of intangible assets and goodwill for the three months ended September 30, 2008.

As a result of the triggering events outlined above, we tested Boomerang’s goodwill for impairment as of September 30, 2008. Utilizing a discounted cash flow method we determined the fair value of the Boomerang reporting unit to be less than the carrying value of its net assets. We then allocated the fair value to the reporting unit’s assets and liabilities and determined that the fair value of reporting unit’s goodwill was $15,173,000, resulting in an impairment charge of $36,830,000. The impairment is included in Impairment of intangible assets and goodwill for the three months ended September 30, 2008.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2008 decreased by $1,986,000, or 192%, primarily due to a $526,000 decrease in interest income due to a reduction in interest rates during the quarter ended September 30, 2008, offset by a $89,000 decrease in interest expense due to a lower average debt balance and interest rates compared to the same period one year ago, and a decrease in the fair market value of our Absolute Software common stock of $421,000. In addition, we had foreign exchange transaction losses of $585,000 during the three months ended September 30, 2008 as compared to $451,000 of gains for the same period one year ago.

Provision for Income Taxes

During the three months ended September 30, 2008, a number of discrete events occurred which impacted the provision for income taxes. These events include the impairment of intangible assets and goodwill, a change in the enacted state income tax rate in Massachusetts and the derecognition of the deferred tax assets related to the basis difference for our investment in SCI. The net effect of these discrete items for the three months ended September 30, 2008 was a $204,000 benefit.

The provision for income taxes decreased by $2,312,000, or 78%, for the three months ended September 30, 2008, as compared to the same period a year ago, primarily due to a $6,487,000 decrease in pre-tax income, excluding the $36,830,000 goodwill impairment charge which does not receive a tax benefit. Excluding the impairment charge, our effective combined tax rate decreased to 23.4% for the three months ended September 30, 2008, as compared to 32.0% for the same period one year ago, primarily due to a significant percentage of our pre-tax income being taxed at a lower international effective tax rate.

Net (Loss) Income and Earnings Per Share

As a result of the foregoing, net income for the three months ended September 30, 2008 decreased by $40,937,000 to a net loss of $34,687,000, or $2.05 per diluted share, from net income of $6,250,000, or $0.33 per diluted share, in the same period in 2007.

Results of Operations for the nine months ended September 30, 2008 versus the nine months ended September 30, 2007

Revenue

Revenue for the nine months ended September 30, 2008 decreased by $16,969,000, or 10%, as compared to the same period a year ago.

For the nine months ended September 30, 2008, revenue relating to our domestic segment decreased by $23,189,000, or 20%, to $93,380,000 as compared to the same period one year ago. Revenue for the nine months ended September 30, 2008 was negatively impacted by the financial crisis which led to a widespread credit freeze, worldwide liquidity problems, decreased consumer confidence and a dramatic decline in the capital markets. All of these factors are now having a powerful impact on the performance of U.S. businesses, with the domestic auto industry and related aftermarket products like LoJack units being hard hit. The domestic auto industry is experiencing its worst year in almost 16 years, with annual new car sales now projected to be approximately 13 to 13.5 million units in both 2008 and 2009, compared to new car sales of over 16 million units in 2007. Our decline in domestic revenue was primarily due to the following:

•	A decrease of $19,716,000, or 21%, in revenue resulting from a 19% decrease in the number of LoJack units sold during the period;

•	A decrease of $931,000, or 19%, in revenue recognized from a decline in the number units of LoJack for Motorcycles sold;

•	A decrease of $1,102,000, or 14%, in revenue recognized from the sale of warranty products; and

•

A decrease of $1,872,000, or 68%, in other revenue, primarily related to a decrease of $2,103,000 in royalty revenue due to a decrease in the fair market value of the stock warrants issued by Absolute Software; offset by

•	An increase of $497,000 due to the consolidation of SCI which began in the quarter ended September 30, 2008.

For the nine months ended September 30, 2008, revenue related to our international segment increased by $5,673,000, or 16%, to $41,362,000 as compared to the same period a year ago. Our international unit volume was 14% higher when compared to the same period one year ago.

For the nine months ended September 30, 2008, revenue at our Boomerang segment increased by $547,000, or 4%, to $15,713,000 when compared to the same period one year ago. On a constant currency basis, Boomerang’s revenue was 9% below that reported in the same period one year ago.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2008 was 47% of revenue as compared to 43% of revenue for the same period one year ago.

Cost of goods sold relating to our domestic segment for the nine months ended September 30, 2008 increased to 47% of revenue as compared to 42% of revenue for the same period one year ago. The increase in cost of goods sold as a percentage of revenue was due to a lower domestic dealer volumes and, to a lesser extent, a $2,133,000 decline in Absolute Software related revenue versus the same period in 2007, as a result of a decline in Absolute Software’s share price and the valuation of the warrants we received in exchange for brand licensing.

Cost of goods sold relating to our international segment decreased 4% to 41% for the nine months ended September 30, 2008 as compared to the same period one year ago. The decrease in cost of goods sold as a percentage of revenue reflects the positive impact of achieving more favorable pricing due to reaching 2008 purchasing targets under volume purchase arrangements.

Cost of goods sold relating to our Boomerang segment for the nine months ended September 30, 2008 was 55% of revenue, as compared to 52% of revenue for the same period one year ago. This increase was primarily due to a reduction in service revenue which has a higher gross margin than product revenue, and the increased personnel costs required to handle the analog to digital conversion.

Product Development

Product development expenses increased by $1,679,000, or 44%, for the nine months ended September 30, 2008 as compared to the same period a year earlier. The increase was primarily the result of : (i) a $186,000 increase in consulting and outsourced product development costs and an increase; (ii) $407,000 in internal personnel related expenses necessary to support our long-term new product initiatives; (iii) an increase of $1,103,000 in research and development cost due to $805,000 of our litigation settlement with Clare, Inc. being applied as a recovery of prior period product development costs in the nine months ended September 30, 2007, and (iv) increases in costs related to our diversification strategy.

Sales and Marketing

Sales and marketing expenses increased by $722,000, or 2%, for the nine months ended September 30, 2008, as compared to the same period a year earlier, primarily due to:

•	Increased media and advertising expense of $391,000 primarily associated with rolling out our new branding and advertising campaign;

•	Increased compensation related costs of $535,000; offset by

•	Decreased sales and marketing expenses at our Boomerang segment of $162,000.

General and Administrative

General and administrative expenses increased by $1,112,000, or 5%, for the nine months ended September 30, 2008, as compared to the same period a year earlier primarily due to:

•	Increased general and administrative expense as a result of the consolidation of SC Integrity of $460,000;

•	Increased general and administrative at our Boomerang segment of $160,000 as a result of the addition of Locator Systems operations;

•	Increased travel and meeting expenses of $184,000;

•	Increased employee training expense of $102,000; and

•	Increased accounting and tax consulting expense of $720,000; offset by

•	Decreased compensation related expense of $528,000 primarily due to the reversal of performance based stock compensation expense due to the expectation that the vesting requirements will not be met.

Depreciation and Amortization

Depreciation and amortization expense increased by $137,000, or 3%, for the nine months ended September 30, 2008 as compared to the same period one year ago. The increase is primarily related to depreciation expense associated with upgrading our infrastructure.

Impairment of Intangible Assets and Goodwill

On the effective date the analog network used to track our Boomerang segment’s analog tracking units will cease to operate due to the requirement that all cellular telephone networks in Canada be based on digital technology. As Boomerang undertook the task of complying with the requirement by replacing all of its analog units in service by the effective date, it became evident during the quarter ended September 30, 2008, that the actual customer attrition and expected future customer attrition was higher than expected. The requirement and related impact on attrition combined with slow auto sales and the economic slowdown has adversely impacted the Boomerang business.

Given the impact of the above during the quarter ended September 30, 2008, we began to forecast the future economic impact of these events and the possible impairment of the carrying value of our intangible assets and goodwill. Our updated forecasts indicated that Boomerang’s ability to regain profitability would take longer than originally expected. We determined, based on the factors described above coupled with the lower than previously projected operations that a triggering event had occurred and that an evaluation of potential impairment of goodwill and other long-lived assets for the Boomerang segment was required as of September 30, 2008.

As of September 30, 2008, we tested the long-lived assets of our Boomerang segment for recoverability and determined that the monitoring contractual relationships, completed technology and tradename and trademark intangible assets were not fully recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values. In accordance with SFAS 144, we then determined the fair value of these intangible assets using a discounted cash flow model. As a result of this impairment analysis, the segment recognized an impairment charge of $1,260,000 at September 30, 2008. The impairment charge by each intangible asset class was as follows: (i) $1,193,000 for monitoring contractual relationships; (ii) $16,000 for completed technology; and (iii) $51,000 for tradename and trademark. The impairment is included in Impairment of intangible assets and goodwill for the nine months ended September 30, 2008.

As a result of the triggering events outlined above, we tested Boomerang’s goodwill for impairment as of September 30, 2008. Utilizing a discounted cash flow method under the income approach we determined the fair value of the Boomerang reporting unit to be less than its carrying value. We then allocated the fair value to the reporting unit’s assets and liabilities and determined that the implied fair value of reporting unit’s goodwill was $15,173,000, resulting in an impairment charge of $36,830,000. The impairment is included in Impairment of intangible assets and goodwill for the nine months ended September 30, 2008.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2008 decreased by $3,358,000, or 179%, primarily due to a $1,017,000 impairment charge relating to our investment in SCI, a decrease in the fair market value of our Absolute Software warrants of $421,000 as compared to a gain of $581,000 during the nine months ended September 30, 2007, a $506,000 decrease in interest income, offset by a $70,000 increase in interest expense due to a higher average debt balance as compared to the same period one year ago. In addition, we had foreign exchange transaction losses of $690,000 during the nine months ended September 30, 2008 as compared to $884,000 of gains for the same period one year ago.

Provision for Income Taxes

During the nine months ended September 30, 2008, a number of discrete events occurred which impacted the provision for income taxes. These events include the impairment of intangible assets and goodwill, a change in the enacted state income tax rate in Massachusetts and the derecognition of the deferred tax assets related to the basis difference for our investment in SCIntegrity. The net effect of these discrete items for the nine months ended September 30, 2008 was a $204,000 benefit.

The provision for income taxes decreased by $8,226,000, or 86%, for the nine months ended September 30, 2008, as compared to the same period a year ago primarily due to a $23,244,000 decrease in pre-tax income, excluding the $36,830,000 goodwill impairment charge which does not receive a tax benefit. Excluding the impairment charge, our effective combined tax rate decreased to 24.2% from 33.3% for the same period one year ago, primarily due to a significant percentage of our pre-tax income being taxed at a lower international effective tax rate.

Net (Loss) Income and Earnings Per Share

As a result of the foregoing, net income for the nine months ended September 30, 2008 decreased by $51,780,000, or 271%, to a net loss of $32,699,000, or $1.88 per diluted share, from net income of $19,081,000, or $1.00 per diluted share in the same period in 2007.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. SFAS 159 was effective for us beginning January 1, 2008. We did not designate any financial assets or liabilities to be carried at fair value on, or subsequent to January 1, 2008.

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

Liquidity and Capital Resources

We generate positive cash flows from our operations and expect this trend to continue in both the short and long-term. Our liquidity is contingent on continued customer demand for our products and services and continuing our existing relationships with automobile dealers, insurance companies, international licensees and certain law enforcement agencies. In response to trends in the industry which may limit the number of locations where we may install LoJack Units within a vehicle, we are accelerating the development of our next generation product. We expect this next generation product will enable us to further expedite installations and provide the opportunity for installation of the LoJack Units in a greater number of locations within a vehicle. We believe that we will be able to keep pace with required technological changes in our products and expect that our sales and marketing initiatives will continue to drive demand.

In July 20, 2007, we entered into a five year multicurrency revolving credit and term loan agreement with Citizens Bank of Massachusetts, as Lender, Administrative Agent, Lead Arranger and Issuing Bank, Royal Bank of Canada, as the Canadian Lender, and the lending institutions party thereto, or the New Credit Agreement. The New Credit Agreement provides for (i) a multicurrency revolving credit facility in the maximum amount of USD $50,000,000 (or its equivalent in alternate currencies) for LoJack (USD$50,000,000 in borrowing availability at September 30, 2008); (ii) a CAD $5,000,000 revolving credit facility for LoJack Boomerang (CAD $2,500,000 in borrowing availability at September 30, 2008); and (iii) a CAD $26,000,000 term loan facility for Boomerang (no borrowing availability at September 30, 2008). We have the right to increase the aggregate amount available to be borrowed under the USD $50,000,000 multicurrency facility up to USD $75,000,000, subject to certain conditions. Our overall borrowing capacity is reduced to the extent we have issued standby letters of credit to certain of our vendors. At September 30, 2008 there was $1,831,000 in standby letters of credit issued and outstanding.

At September 30, 2008, we held $4,050,000 in auction rate preferred securities, or ARPS, in the custody of Merrill Lynch & Co., or Merrill Lynch. The investments at September 30, 2008 consisted of preferred stock issued by closed end mutual funds; none of the auction rate securities in our portfolio are mortgage-backed. As a result of the temporary declines in fair value of our auction rate preferred securities, which we attribute to liquidity issues rather than credit issues, we have recorded an unrealized loss of $265,000, to accumulated other comprehensive income as of September 30, 2008. As of September 30, 2008, we continue to earn interest on all of our auction rate security instruments. Any future fluctuation in fair value related to these instruments that we deem to be temporary, would be recorded to accumulated other comprehensive income. If we determine that our current valuation adjustment is other than temporary, we would record a charge to earnings as appropriate. Due to the lack of evidence relative to near term marketability of these instruments, we have continued to classify these securities as noncurrent other assets in our condensed consolidated balance sheet at September 30, 2008.

On August 7, 2008 Merrill Lynch agreed to buy back $10 billion of auction-rate securities they currently hold in custody for their investors. In the course of negotiating a settlement with the SEC and the regulatory authorities of all 50 states, Merrill Lynch expanded certain elements of the liquidity plan that was announced on August 7th. Based on the guidelines issued by Merrill Lynch we believe our investment holdings will qualify for redemption at par starting on January 2, 2009.

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

We have commercial operations in Italy through our wholly-owned subsidiary, LoJack Italia, SRL. Since 2005, we have invested over $11,000,000 (comprised of LoJack network build out and operating losses) in LoJack Italia. We estimate this ownership will require an additional investment of approximately $4,000,000 to $5,000,000 over the next two to three years. This includes a capital investment of approximately $500,000 to complete the establishment of the LoJack network and recognition of $3,500,000 to $4,500,000 of operating losses in Italy. Based on our experience with current international licensees, we believe that LoJack Italia will generate long-term profitability and value after the investment period. This investment is part of our strategy to own a controlling interest in select international markets that present a significant long-term financial growth opportunity.

Domestically, we intend to continue to develop new technologies and may introduce new products that leverage our brand recognition, proven technology and knowledge of the process of stolen vehicle recovery. In September 2008, the Federal Communications Commission, or the FCC, granted our 2005 petition to allow us to use the nationwide frequency, which was previously limited to stolen vehicle recovery, for diverse tracking and recovery applications including missing people at risk, individuals of interest to law enforcement, lost or stolen cargo, and hazardous materials. Additionally, the FCC has granted requests that will facilitate the transition of LoJack’s network from wideband to narrowband, which will be completed by 2019. The federal government’s move from wide to narrowband channels requires us to make changes to our existing infrastructure that also will accelerate the timetable for the transition to a nationwide mobile asset recovery system. We will expand into additional markets as they become economically feasible.

We expect the initiative to own and operate the Italian stolen vehicle recovery network, fund Boomerang’s migration efforts from an analog tracking network to a digital network, combined with our longer term international investment requirements and domestic expansion to be funded using existing cash, cash flows from operations and, if needed, our existing borrowing facilities.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2008	2007
Cash provided by (used for):
Operating activities	$13,496	$31,245
Investing activities	6,197	(7,776)
Financing activities	(11,181)	(5,359)
Effect of exchange rate changes on cash	237	836

Increase in cash and equivalents	$8,749	$18,946

Cash provided by operating activities decreased by $17,749,000 during the nine months ended September 30, 2008, compared to the same period in 2007. The decrease was due to a net decrease of $9,148,000 in net income excluding non cash items and a decrease in cash provided by changes in other working capital items of $8,601,000.

Cash provided by investing activities increased by $13,973,000 during the nine months ended September 30, 2008, compared to the same period in 2007, primarily due to a $13,032,000 shift from a net purchase balance to a net proceeds balance in our marketable securities, offset in part by the acquisition of certain assets of Locator Systems and our increased investment in SCIntegrity for a net cash expenditure of $618,000. In addition, our capital expenditures decreased by $1,611,000 during the nine months ended September 30, 2008, compared to the same period in 2007.

Cash used for financing activities decreased by $5,822,000 during the nine months ended September 30, 2008, compared to the same period in 2007. The decrease was primarily attributable to a decrease in our debt and short term borrowings, net of repayments, of $1,459,000, and a $4,435,000 decrease in cash generated from the exercise of stock options.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have exposure to market risk due to the nature of our financial instruments. Our financial instruments at September 30, 2008 consisted of cash and equivalents, accounts receivable, non-current investments, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities. The fair value of these financial instruments as of September 30, 2008, approximated their carrying values.

At September 30, 2008, we held $4,050,000 in ARPS. The investments at September 30, 2008 consisted of preferred stock issued by closed end mutual funds; none of the auction rate securities in our portfolio are mortgage-backed. The most recent auctions for the ARPS in our investment portfolio failed. Our goal is to liquidate these securities as soon as possible at par value, however as a result of the failed auctions, we continue to hold these securities and the issuers continue to pay interest at the maximum contractual rate. Based on current market conditions, it is likely that auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding these securities beyond their next scheduled auction reset dates, thus limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been adversely impacted. We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. If the credit rating of the security issuers deteriorates, we may be required to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash, our expected operating cash flows, and our available credit lines, we do not anticipate the current lack of liquidity in these investments to have a material impact on our financial condition or results of operation.

Additional risk exposures relate to interest rate risk, foreign currency exchange rate risk and market value risk relating to common stock price of Absolute Software and Traqueur, our French licensee. Significant changes in the market price of Absolute Software’s and Traqueur’s common stock could result in significant fluctuations in revenue and other income. Based on the 400,000 Absolute Software warrants outstanding as of September 30, 2008, a $1.00 change in the market price of Absolute Software’s common stock would result in a $262,000 increase/decrease in the fair value of the warrants.

Subsequent to the close of the third quarter the fair market value of our investments in Absolute Software and our French licensee had decreased by approximately $2,500,000, as of October 31, 2008. These assets are carried at fair value and changes in fair value of the shares of Absolute Software and other than temporary reductions in fair value in Traqueur, our French licensee, will be recorded in earnings when such events occur.

Interest rate exposure relates primarily to the effect of interest rate changes on amounts outstanding under our term loan and revolver for which there was CAD$28,250,000 (equivalent to U.S. $27,194,000) of borrowings outstanding as of September 30, 2008 and our variable rate line-of-credit and demand facilities. Based on the outstanding borrowings under the term loan at September 30, 2008, a 1% increase in the interest rate would result in an additional $283,000 of annual interest expense.

Historically, we have had minimal foreign currency exposure as most transactions with customers and vendors are denominated in U.S. dollars. In December 2002, we established a Brazilian subsidiary LoJack do Brasil, and purchase and sale transactions denominated in Brazil’s currency (Real) began in May 2003. If we encounter material foreign currency exposure with this foreign subsidiary in the future, we may elect to manage the related exposure by utilizing a hedging strategy as long as it is material and cost effective. Our Boomerang segment’s functional currency is the Canadian dollar and the functional currency of our wholly owned subsidiary, LoJack Italia, SRL is the Euro. We expect to manage foreign exchange exposures that cause both earnings and cash volatility by utilizing a hedging strategy as long as the exposure is material and the hedge cost effective.

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

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: (i) the continued and future acceptance of our products and services; (ii) the effectiveness of our marketing initiatives and consumer demand for our products and services; (iii) the rate of growth in the industries of our customers; (iv) the presence of competitors with greater technical, marketing, and financial resources; (v) our customers’ ability to access the credit markets; (vi) our ability to promptly and effectively respond to technological change to meet evolving customer needs; (vii) the extent of our use of third party installers and distributors; (viii) capacity and supply constraints or difficulties; (ix) our ability to successfully integrate businesses that we acquire; (x) our ability to successfully develop and expand our products, channels and operations; and (xi) changes in general economic, political or geographical conditions. For a further discussion of these and other significant factors to consider in connection with forward–looking statements concerning us, reference is made to Item 1A “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2007.

We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 4.	Controls and Procedures

We have evaluated, with the participation of the Chief Executive Officer, the Interim Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(f) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer, the Interim Chief Financial Officer and Chief Accounting Officer have concluded that because the material weakness in internal control over financial reporting relating to the accounting for income taxes which was previously identified in “Management’s Report on Internal Control over Financial Reporting” included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007, or 2007 10-K has not yet been fully remediated, our disclosure controls and procedures were not effective as of September 30, 2008.

Remediation of Material Weakness

To address the material weakness relating to the accounting for income taxes previously disclosed in our 2007 10-K, management, with oversight from our Audit Committee, has implemented following the changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the three month period ended September 30, 2008, we continue to implement enhanced policies and procedures over income tax planning, tax return preparation and accounting for international income taxes. These changes include formalization and enhancement of monitoring and review process as well as increased communication between tax advisors and our accounting department. In addition, we have engaged the services of outside tax consultants to augment our tax planning and review our income tax provision. We also have augmented our internal staff with the hiring of additional qualified tax personnel.

Changes in Internal Control over Financial Reporting

Other than changes related to the remedial measures specified above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On November 21, 2007, we instituted an arbitration proceeding seeking to enforce our post-termination rights and the post- termination obligations of our former China licensee, Kington Holdings Limited, or Kington. We terminated the license agreement on November 12, 2007 based upon the licensee’s default and failure to perform its obligations under the license agreement. Under the license agreement, exclusive jurisdiction for the resolution of controversies under or relating to the license agreement is arbitration in Boston, Massachusetts, under the rules of the American Arbitration Association. On September 26, 2008, Kington formally filed a counterclaim against LoJack Ireland, which is consistent with their original demand in November 2007 claiming breach of contract and seeking $269,250,000 in damages and expenses and seeking to treble those damages. In the alternative, Kington seeks specific performance by LoJack Ireland under the license agreement. Kington also seeks a permanent injunction prohibiting LoJack Ireland from unlawfully interfering with Kington’s business plans and operations. In October 2008, the arbitrator awarded LoJack Ireland a preliminary injunction enjoining and restraining Kington from: (a) competing with LoJack Ireland for a period of one year from the date of termination of the license agreement; (b) using or transferring the radio frequency rights granted by government agencies and all other permits, approvals, authorizations and licenses relating to operation of the LoJack system in China; and (c) using or disclosing LoJack proprietary information.

On September 30, 2008, Kington filed a claim against LoJack Corporation in Massachusetts Superior Court alleging interference with contractual relations and seeking both injunctive relief to prevent LoJack Corporation from issuing a new license in China and a declaration that LoJack Corporation is liable for any damages that Kington may be awarded against LoJack Ireland in the aforementioned arbitration proceedings.

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

Adverse conditions in the global economy and disruption of financial markets could negatively impact our customers and therefore our results of operations.

Current and future economic conditions could adversely affect the Company’s business, earnings and cash flow. These conditions have led to a lack of consumer and business confidence and may decrease business activity. The cyclical automobile industry has been particularly adversely affected. These factors may continue to reduce demand for our products and result in a decrease in sales volume, which could limit the Company’s ability to increase sales and improve margins and could negatively impact cash flow. Given the volatile nature of the current market disruption and the uncertainties underlying efforts to mitigate or reverse the disruption, we may not timely anticipate or manage existing, new or additional risks, as well as contingencies or developments. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

Volatility and disruption of financial markets could affect access to credit.

We believe the lenders participating in our revolving credit facility will be willing and able to provide financing in accordance with their contractual obligations. However, the current economic environment may adversely impact the availability and cost of credit in the future. In addition, current tightening of credit in financial markets could adversely affect the ability of customers, licensees and suppliers to obtain financing for purchases and could result in a decrease in or cancellation of orders or sales of our products.

Any significant economic downturn could result in our customers or licensees becoming unable to pay us for our products and services on a timely basis or at all, which would materially affect our business.

During economic downturns, companies may slow the rate at which they pay their vendors or become unable to pay their debts as they become due. There are predictions that many automobile dealers will go out of business. If any of our significant customers or licensees do not pay amounts owed to us in a timely manner or become unable to pay such amounts to us at a time when we have substantial amounts receivable from such customer or licensee, our cash flow and profitability may suffer.

We may experience a writedown of our financial instruments and other losses related to volatile and illiquid market conditions.

We hold auction rate preferred securities and securities of other public companies, and thus have exposure to the markets and as market conditions continue to evolve the fair value of these instruments could deteriorate. Recent market volatility has made it extremely difficult to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Our valuation of our equity interests in certain licensees may be adversely affected by our licensees’ business and decline in their revenues. Any of these factors could require us to take writedowns in the value of our securities and equity portfolio, which may have an adverse effect on our results of operations in future periods. Market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could impact our results of operations.

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

LoJack Corporation
Registrant

Date: November 10, 2008	By:	/s/ RICHARD T. RILEY
Richard T. Riley
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2008	By:	/s/ Ronald V. Waters III
Ronald V. Waters III
Chief Operating Officer, President and Interim Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2008	By:	/s/ BRIAN D. BOYCE
Brian D. Boyce
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)