Form 10-K
period 2008-12-31
LOJACK CORP
filed 2009-03-13
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008.

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-08439

LOJACK CORPORATION

(Name of Registrant as Specified in its Charter)

Massachusetts	04-2664794
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

200 Lowder Brook Drive, Suite 1000 Westwood, Massachusetts	02090
(Address of Principal Executive Offices)	(Zip Code)

(781) 251-4700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value Preferred Share Purchase Rights	NASDAQ Global Select Market
(Title of Each Class)	(Name of Exchange on Which Registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of our common stock, $.01 par value held by non-affiliates was approximately $134,123,000 as of June 30, 2008. The aggregate market value of common stock indicated is based upon the last traded price of the common stock as reported by NASDAQ on June 30, 2008.

As of March 11, 2009, there were 17,947,020 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 20, 2009 (Part III, Items 10, 11, 12, 13 and 14).

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

PART I

ITEM 1—BUSINESS

OVERVIEW

LoJack is a leading global provider of technology products and services for the tracking and recovery of valuable mobile assets and people at risk of wandering, or people at risk. LoJack was organized as a Massachusetts corporation in 1978. Our unique integration with law enforcement agencies in the United States, proprietary technology and wireless network provide an effective means for the tracking and recovery of stolen vehicles, motorcycles, construction equipment, cargo and people at risk. As of December 31, 2008, LoJack products were operational in 26 states and the District of Columbia in the United States, and in 32 countries internationally. In February 2009, we commenced operations in Oklahoma, bringing our total to 27 states. Our technology has led to the recovery of more than 250,000 vehicles globally valued at more than $5 billion.

We have three separately managed and reported business segments: domestic, international and Boomerang.

THE LOJACK AND BOOMERANG SYSTEMS

The LoJack Stolen Vehicle Recovery System

The LoJack Stolen Vehicle Recovery System, or the LoJack System, is based on radio frequency, or RF, technology. In the United States, the LoJack System is comprised of a Registration System, which we maintain and operate; a Sector Activation System, or SAS, and Vehicle Tracking Units, collectively the Law Enforcement Components, each operated by law enforcement officials; and a LoJack Unit, which is installed in customer’s vehicles. The LoJack System is designed to be integrated with existing law enforcement computer systems and telecommunication systems and procedures. If a vehicle equipped with a LoJack Unit is stolen, its owner reports the theft to the local police department. If the theft is reported in a jurisdiction where the LoJack System is operational, a unique radio signal is automatically transmitted to the LoJack Unit in the stolen vehicle, activating its tracking signal. The Vehicle Tracking Unit, installed in police patrol cars and aircraft throughout the coverage areas (for detail see Global Presence section below), is used to lead law enforcement officers to the stolen vehicle using direction-finding technology to locate the source of the tracking signal emitted from the LoJack Unit in the stolen vehicle.

Under agreements with state and local governmental agencies, we furnish the Law Enforcement Components to state, county and municipal law enforcement agencies at no or nominal cost to the agencies. The installation, testing and maintenance of the Law Enforcement Components are primarily our responsibility. The local law enforcement agency operates the Law Enforcement Components as required during the term of each state, county or municipality’s agreement with us. The agreements with the applicable law enforcement agencies generally are for initial terms of up to five years. Substantially all such agreements that would have expired have been formally renewed or informally continued at the end of their initial term. Renewal or extension of any such agreement may be subject to competitive bidding. We have no legal obligation to customers to provide ongoing systems support and maintenance or to refund any of the purchase price if these agreements expire and are not renewed, or are terminated either by us or by the local law enforcement agencies.

We believe that the benefits to consumers from the LoJack System include the following:

•	Approximately 90% recovery rate for cars and light trucks in the United States;

•	Covert installation which decreases the chance of discovery and system disablement;

•	RF based technology that penetrates buildings and containers to facilitate tracking and recovery of vehicles that are hidden from view;

•

Direct integration with law enforcement in the United States and in some foreign jurisdictions, which results in (i) the automatic activation of the LoJack Unit upon a report of theft to police, and (ii) tracking and recovery by police; and

•	Insurance premium discounts which are mandated or offered in some foreign markets and some states within the United States.

The Boomerang System

The Boomerang System is based on RF and cellular technology and uses its internally developed tracking devices and the wireless network of a major Canadian telecommunications company for locating and tracking stolen assets. The cellular coverage area for Boomerang’s tracking of stolen assets includes most of North America; however its service area is primarily in Canada. The Boomerang system consists of the Boomerang Tracking System that is installed in a purchaser’s vehicle, the cellular network, the Boomerang Security Center and Boomerang Vehicle Tracking Units. If a car equipped with a Boomerang Unit is stolen, the vehicle owner is instructed to report the theft to the local police department and the Boomerang Security Center. When the Boomerang Security Center is advised of a theft after a police report has been filed, it obtains the approximate location of the Boomerang Unit via a secure connection with the cellular carrier and then transmits a unique code causing the Boomerang Unit to transmit a tracking signal. After the Boomerang Unit has begun to transmit a tracking signal, a Boomerang Tracking Vehicle is dispatched to the approximate location of the Boomerang Unit. In the provinces of Ontario and British Columbia, we use third parties to perform tracking. The Vehicle Tracking Units use direction-finding technology to locate the source of the tracking signal emitted by the Boomerang Unit which, with the integration and/or assistance of local law enforcement personnel, leads to the recovery of the stolen vehicle. Cellular telephone companies in Canada abandoned their analog network in 2008 for a digital only network. During 2008, Boomerang migrated a significant portion of its analog subscriber base to a digital based tracking and recovery technology. We deemed that the customer churn largely as a result of this migration, was a triggering event and we were required to reassess our goodwill and intangible asset valuations. As a result, we recorded an impairment charge of $38,090,000 and $3,298,000 for the years ended December 31, 2008 and 2007, respectively, in the Boomerang segment. (Also see Note 5 to the consolidated financial statements included herein at Item 8).

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

PRODUCTS AND TECHNOLOGY

LoJack®

The LoJack Unit is the component of the LoJack System that is installed in a consumer’s vehicle. The LoJack Unit consists of a very high frequency, or VHF, transponder with a hidden antenna, microprocessor and power supply and contains a set of secret codes unique to the Unit. The LoJack Unit’s transmitter is activated upon receipt of its unique activation code from the SAS. The routine entry of a stolen vehicle report into domestic law enforcement information systems in jurisdictions where the LoJack System is operational causes the SAS to broadcast the unique activation code to the LoJack Unit in the stolen vehicle, in turn causing the LoJack Unit to transmit a signal. An activated LoJack Unit will continue to broadcast until it receives a properly coded message to stop. The deactivation command is automatically sent to the LoJack Unit upon entry of theft recovery information in the law enforcement information system in jurisdictions where the LoJack System is operational. All transmissions are made on a nationwide radio frequency allocated by the Federal Communications Commission, or FCC, for a variety of law enforcement tracking and recovery applications, including tracking and recovery of stolen vehicles, missing people at risk, individuals of interest to law enforcement, lost or stolen cargo and hazardous materials.

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

LoJack for Motorcycles is designed specifically for installation in “on road” motorcycles. It functions similarly to the traditional LoJack Unit, but has been modified and reduced in size so that it can be covertly installed in the limited space of a motorcycle. LoJack Early Warning is a standard feature in most markets on LoJack for Motorcycles.

We also offer warranty products that may be purchased to supplement the original purchaser’s warranty. These warranty products include: LoJack Extended Limited Recovery Warranty, LoJack Guarantee Plus 5000 (all states but New York) and LoJack Protection Plus 5000 (New York only). For more information on our warranty products see Product Warranty section below.

During 2008, we launched three new LoJack branded products, Locate by LoJack, Proximity Plus™ by LoJack and ReuniteIT™ by LoJack. These products complement our tracking and recovery products. Locate by LoJack, designed for the construction market, provides key functions for fleet managers and heavy equipment owners, such as location-on-demand, geofencing, engine hours and user defined reporting thus allowing equipment owners to readily analyze their assets, enhancing their equipment’s return on investment. ProximityPlus is a GPS monitoring device that enables customers to quickly and easily identify their vehicle’s location and gather information about the driver’s usage of the vehicle from a home or office computer. ReuniteIT is a global registration database that facilitates the identification and return of your lost valuables.

We license to Absolute Software, a Vancouver British Columbia company, or Absolute, the right to market portable computer theft recovery products under the brand name LoJack for Laptops®. When a computer in which the LoJack for Laptops® product is installed is reported stolen and subsequently connects to the internet, the computer sends a signal to Absolute’s monitoring center to identify its location and provide certain other information. Absolute then works with local law enforcement and internet service providers to recover the computer.

In April 2008, we acquired the assets of LSC Locator Systems Corp., or Locator Systems, of Victoria, British Columbia, Canada for approximately $1,000,000 to facilitate our entry into the market for tracking and rescuing people at risk. Locator Systems provides solutions to track and rescue people at risk, including those with Alzheimer’s, autism, Down syndrome and dementia. In February 2009, we re-launched the Locator Systems product and service offerings under the LoJack SafetyNet brand name. LoJack SafetyNet provides technology to law enforcement agencies and Project Lifesaver International, or PLI, a non-profit organization that since 1999 has developed a network of more than 700 law enforcement/public safety agencies nationwide, which have been trained and certified to use our electronic search and rescue technology. LoJack SafetyNet search and rescue technology addresses a critical market need for solutions that track and rescue people at risk. Currently 5.2 million Americans suffer from Alzheimer’s, with as many as 16 million cases expected by 2050. Wandering, the most life-threatening behavior associated with Alzheimer’s, affects 59% of patients and 45% of those cases end in death if the person is not located within 24 hours. Additionally, autism which afflicts one in every 150 children can also cause children to wander.

LoJack SafetyNet is comprised of a Personal Locator Unit, or PLU, worn on the wrist of the customer, a Search and Rescue, or SAR, Receiver for law enforcement, a database of key information about the clients to assist in the search and rescue, and training for law enforcement and public safety agencies to use our technology in the search and rescue process. The PLU constantly emits an RF signal which can be tracked regardless of where the client has wandered. The RF signal enables the police to pinpoint the precise location of the missing person using a handheld, portable SAR Receiver.

We acquired 60% of SCIntegrity, Inc., or SCI, in two transactions in 2007 and 2008. We also license to SCI the use of the LoJack trademark for its cargo and tracking recovery solution, called LoJack InTransit™. LoJack InTransit ™ provides organizations with integrated prevention, detection, investigation and recovery solutions that reduce and manage risk related to cargo transport. We will continue to collaborate with SCI on business development activities and to provide them with product development support.

Boomerang

The Boomerang Unit is the component of the Boomerang Tracking System that is installed in a purchaser’s vehicle. The Boomerang Unit consists of a cellular band RF transponder with antenna, microprocessor and power supply.

If a car equipped with a Boomerang Unit is stolen, the vehicle owner reports the theft to the local police department and the Boomerang Security Center. When the Security Center is advised of a theft and after a police report has been filed, the Security Center locates the approximate location of the Boomerang Unit via a secure connection with the cellular carrier network and then sends a unique code causing the Boomerang Unit to transmit a tracking signal. A tracking vehicle is dispatched in the general area reported by the Boomerang Unit. The Vehicle Tracking Units, installed in Boomerang tracking vehicles, use sophisticated direction-finding technology to locate the source of the tracking signal emitted from the Boomerang Unit. Upon location of the stolen vehicle, Boomerang Vehicle Tracking personnel notify local law enforcement, who recovers the vehicle. The BoomerangXpress is similar in design and functionality to the Boomerang Unit but the Boomerang Unit is installed in high end luxury vehicles while the BoomerangXpress Unit is targeted to the mid-price vehicle market.

In 2006, Boomerang introduced Boomerang Espion and Espion Alert. Utilizing multiple wireless sensors, these products have significantly increased the effectiveness of the Boomerang recovery system. In the event that one of the sensors is compromised, the remaining sensors will continue to operate and transmit tracking data to Boomerang’s Security Center or tracking vehicle.

The Boomerang2 and Boomerang Espion Alert Units are products that build upon the Boomerang Unit by integrating two-way communication and diagnostics to provide automatic theft notification by sending a tracking signal upon any unauthorized vehicle movements. A key fob, used in connection with both Units, contains a uniquely coded key pass and a motion sensor, which monitors vehicle movement and detects the presence of the registered owner’s key pass. The Boomerang 2 and Boomerang Espion Alert Units also monitor any tampering with the car battery. Should the motion sensor detect that the vehicle is moving without the presence of the registered owner’s key pass, an automatic call is made by the Unit to the Boomerang Security Center indicating an alarm on the customer car. The Security Center then contacts the customer to verify the status of the vehicle. If it is determined the vehicle has been stolen, the Security Center proceeds with the same tracking and recovery steps as noted for the traditional Boomerang Unit.

A water resistant Boomerang Unit is designed specifically for installation on construction equipment and marine craft. It functions similarly to the traditional Boomerang Unit, but is enclosed in a water resistant housing.

A portable Boomerang Unit is designed for installation in special applications such as cargo. It functions similarly to the traditional Boomerang Unit, but is equipped with a longer lasting battery, enabling its operation without a connection to an independent power source.

GLOBAL PRESENCE

As of December 31, 2008, the LoJack System was operational in all or a portion of 26 states and the District of Columbia in the United States. In February 2009, we commenced operations in Oklahoma, bringing our total to 27 states. We have available statewide coverage, defined as coverage of at least 80% of the state population, in Arizona, California, Connecticut, the District of Columbia, Maryland, Massachusetts, Michigan, New Jersey and Rhode Island. We have coverage available in major metropolitan areas, cities and high crime areas in Colorado, Delaware, Florida, Georgia, Illinois, Louisiana, Nevada, New Hampshire, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington. We identify and define coverage areas based on a qualitative analysis of population density, new car sales, and geography.

Internationally, our stolen vehicle recovery technology is operational in 32 countries and territories around the world. We have a licensed presence in countries located in Latin and South America, Europe and Africa, and the Asia Pacific Rim. We also operate Canada’s leading stolen vehicle recovery provider, Boomerang, with sales concentrated in the provinces of Quebec, Ontario and British Columbia. In 2006, we began commercial activities in Italy through a wholly-owned subsidiary, and expanded from Rome into Milan. We recently entered into license agreements for Peru, Austria and Switzerland. Operations have begun in Peru and we expect development of the LoJack vehicle tracking and recovery network to begin in those two European countries in the next one to two years.

BUSINESS MODEL

Domestic Segment

Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning Units, related products and extended product and recovery warranties through automobile dealers. Revenue from the domestic segment comprised 59%, 67% and 69% of our consolidated revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Approximately 85% of domestic revenue originates through a distribution network of automobile dealers. Expansion into additional markets beyond the automotive market through the introduction of products, such as LoJack for Construction Equipment, LoJack for Motorcycles and Locate by LoJack, leverages our existing network and requires no additional infrastructure. Approximately 4% of domestic revenue was derived from the sale of units of LoJack for Construction Equipment and LoJack for Motorcycles during the year ended December 31, 2008.

We have expanded our installation capability by contracting with and certifying select dealers and other third parties to install our products. In 2008, 51% of our LoJack Unit sales relating to our domestic dealer business were installed by third parties, compared to 47% and 41% for the years ended December 31, 2007 and 2006, respectively. We monitor the quality of these installations through an extensive quality control process.

Revenue for SCI is derived from the sale of tracking devices as well as subscription fees for monitoring service alerts and activity reporting. At December 31, 2008, there was approximately $122,000 of deferred revenue relating to SCI subscription based services.

LoJack SafetyNet revenue in 2008 was primarily comprised of the sale of SAR receivers, PLU’s and replacements parts to PLI. Beginning in 2009, LoJack SafetyNet will transition from an order fulfillment revenue model servicing one primary customer, PLI, to a fulfillment and service model, providing the LoJack SafetyNet solution to caregivers and consumers for a monthly fee. As part of this new business model, we plan to provide SAR receivers directly to participating law enforcement at nominal or no cost.

International Segment

LoJack technology is now operational in 32 countries and territories. We have developed our technology such that the LoJack System can be used by local law enforcement, by our licensee’s own security organization, or by a combination of both. Revenue from the international segment comprised 32%, 24% and 22% of our consolidated revenue for the years ended December 31, 2008, 2007 and 2006, respectively. International revenue is derived from the sale of LoJack Units, system infrastructure components, royalties, licensing fees and subscription and installation services. International licensing agreements are primarily denominated in U.S. dollars and are structured with up-front licensing fees, which may be substantial and are non-recurring. The agreements provide that we will supply components and products at prices to be determined from time to time and/or receive royalties based upon the licensees’ LoJack based revenue. Approximately 98% of international revenue was from the sale of LoJack Units during the year ended December 31, 2008.

We have also made direct investments in select international licensees that we believe offer significant market opportunity for LoJack Unit sales. At December 31, 2008, we held a 12.5% equity investment, with a carrying value of $1,541,000, in our Mexican licensee and a 6.4% equity investment, with a carrying value of $496, 000, in our French licensee. In addition, we hold less than a 10% equity interest in our licensees in Argentina and Hong Kong, for which we have no carrying value in our financial statements.

We have commercial operations in Italy through our wholly-owned subsidiary, LoJack Italia, SRL. Since 2005, we have invested approximately $14,000,000 (comprised of LoJack network build out and operating losses) in LoJack Italia. We estimate this ownership will require an additional investment of approximately $4,000,000 to $5,000,000 over the next two to three years. Based on our experience with current international licensees, we believe that LoJack Italia will generate long-term profitability and value after the investment period. This investment is part of our strategy to own a controlling interest in select international markets that present a significant long-term financial growth opportunity.

Boomerang Segment

Boomerang revenue is derived primarily from the sale and installation of Boomerang Espion, Boomerang Espion Alert, Boomerang, Boomerang2 and BoomerangXpress Units, related products, and service contracts. Revenue from the Boomerang segment comprised 9% of our consolidated revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Approximately 23% of segment revenue is derived from the sale of Boomerang Units through auto accessory retailers and automobile dealers and approximately 77% of segment revenue is derived from remaining revenue on service contracts. A majority of the insurance companies based in Quebec and Ontario offer rebates to customers who install a Boomerang Unit in their high priced or high risk of theft vehicles, and in many instances, such insurance companies require installation of a Boomerang Unit in such vehicles.

Purchasers of Boomerang Units are required to purchase a service contract with Boomerang. The terms of service contracts offered range from 12 to 60 months and are payable in full upon activation of the related unit or renewal of a previous service contract. Customers are also offered a monthly payment option. As of December 31, 2008, there was approximately $9,603,000 of deferred revenue resulting from approximately 76,000 active service contracts.

VEHICLE, ASSET THEFT and PEOPLE AT RISK

Domestic Segment

According to the most recent Federal Bureau of Investigation Uniform Crime Report for 2007, a motor vehicle is stolen in the United States every 28.8 seconds. In 2007, total motor vehicle theft in the United States was 1.1 million vehicles, with an estimated value of $7.4 billion. Most auto theft is carried out by sophisticated professional thieves, rather than amateur thieves. Thieves typically steal vehicles because of the profit potential of the vehicle’s components on the black market. The National Insurance Crime Bureau also reported that motorcycle theft totaled 71,000 stolen motorcycles in the United States in 2006. This represents a loss of over $434 million to motorcycle owners and the insurance industry.

In the cargo security market it is estimated that $15 to $30 billion in merchandise is stolen from cargo ships, trucks, ports, railroads and highways annually in the United States.

Currently 5.2 million Americans suffer from Alzheimer’s with as many as 16 million cases expected by 2050. Wandering, the most life-threatening behavior associated with Alzheimer’s, affects 59% of patients and 45% of those cases end in death if the person is not located within 24 hours. Additionally, autism, which afflicts one in every 150 children, can also cause children to wander.

International Segment

Interpol, which provides services for the law enforcement community to optimize the international effort to combat crime, indicated in a recent report that more than 4.2 million vehicles were stolen globally in 2007, which represented a 15.5% increase over the number of reported stolen vehicles in 2006.

Boomerang Segment

According to Statistics Canada, a federally commissioned statistics bureau, more than 142,000 cars were stolen in Canada during 2007, of which 40% were not recovered by the police. Such crimes cost auto insurers and their policyholders approximately CAD$542 million in 2007 in claims pay-outs, or about CAD$37.50 per policy. In addition, auto theft cost taxpayers more than CAD$500 million in other costs, such as court, policing and health care expenses. Collectively, the annual cost of auto theft in Canada is more than $1 billion.

SALES AND MARKETING

Domestic Segment

Our sales and marketing approach in the domestic segment focuses on automotive channel, through which automobile dealers offer the LoJack Unit as an option for both their new and used car sales. The LoJack brand has an aided and unaided brand awareness of approximately 90% in the United States. This brand awareness is beneficial to all existing sales channels, including automotive, commercial, motorcycle, laptops, and cargo and may prove beneficial to any new channels we may enter in the future, including people at risk. We develop and execute national advertising and public relations campaigns to increase brand awareness and drive sales. We also market LoJack Early Warning and extended warranties through automobile dealers. We market to these dealers primarily through a national sales force that routinely visits new and used car dealers to educate and train dealership personnel on the benefits of the LoJack System and related products. The LoJack Unit and related products can ordinarily be financed as a part of the purchase price of the vehicle.

To supplement installation efforts, we have cooperative arrangements with third parties specializing in after-market sales and installation of vehicle accessories to increase penetration in existing markets in a cost effective manner.

We also market LoJack for Construction Equipment and Locate by LoJack directly to owners of commercial vehicles and to consumers using (i) a national sales force that calls on construction equipment owners and manufacturers, (ii) telemarketing representatives, and (iii) direct mail.

We market LoJack for Motorcycles through the motorcycle dealer channel in much the same way we market traditional LoJack Systems through automotive dealerships.

We license the LoJack brand name to Absolute for use in connection with theft recovery products for laptop computers.

SCI’s sales and marketing efforts are concentrated in the United States and target customers who transport high value cargo by truck or rail. SCI’s sales efforts are complemented by a targeted public relations campaign to raise awareness of LoJack In Transit™. In addition, SCI targets companies who want to track valuable business information and clinical data between multiple locations.

LoJack SafetyNet sales and marketing efforts are concentrated in the United States and Canada. We are expanding our network of law enforcement and public safety agencies that provide the tracking and rescue of people at risk. At the same time, we are marketing the LoJack SafetyNet solution directly to caregivers of those with Alzheimer’s, autism and other cognitive disorders.

International Segment

Sales and marketing efforts in territories where our licensees operate the business are typically controlled and funded by our international licensees and their respective management teams.

In Italy, our sales and marketing approach focuses on the automotive channel, through automotive dealerships which offer the LoJack Unit, LoJack Early Warning, and extended warranties as options for new and used vehicle sales. We use a direct sales force, supplemented by outside sales agents, to visit car dealers to educate and train dealership personnel on the benefits of the LoJack System and related products. LoJack Italia also targets fleet operators and works with insurance companies, agents and brokers to provide premium discounts and to facilitate the distribution of LoJack products and services. We continue to use public relations campaigns and cooperative advertising initiatives with certain car dealers to promote consumer awareness of our product in Italy.

Boomerang Segment

Our Boomerang segment’s sales and marketing efforts are concentrated in Quebec and Ontario. In Quebec, we work with insurance companies that mandate a stolen vehicle recovery system as a condition for insurance coverage on high priced or high risk of theft vehicles. We maintain a direct sales force in Quebec, which works directly with insurance companies, insurance brokers and local resellers of the products. We also sell products directly to consumers through two company-owned distribution centers. Subscribers in Quebec account for 75% of our total subscribers in Canada.

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

GROWTH STRATEGY

Our goal is to strengthen our leadership position in the markets for vehicle and mobile asset tracking and recovery, while building our business in newer markets such as cargo and people at risk. We plan to accomplish this goal through technology leadership, new product development, market expansion, partnerships with new and established distributors and the global development of the LoJack brand. In addition, if appropriate, we may make acquisitions as a means to add channels of distribution for the LoJack brand or as a way to acquire new technology which could be sold through our existing channels of distribution.

Domestic Segment

Our domestic growth strategy is to use internal resources and partnerships with third parties to increase unit sales and profitability in the automotive, motorcycle and commercial channels, while developing and introducing new products to enter existing sales channels and leveraging our strong brand recognition and reputation for tracking and recovering.

We plan to focus on high volume dealers who maintain a large market share in their geographic areas and dealers that are part of large dealer groups, to drive more aggressive business growth through our automotive channel in the United States. We will continue to expand our varied distribution and installation programs to sell and install LoJack Systems more cost effectively.

Our LoJack for Motorcycles product leverages our existing network for tracking and recovery. In 2007 we introduced LoJack Early Warning for the motorcycle market providing motorcycle owners early notification in the event of an unauthorized use of their motorcycle.

As of December 31, 2008, the LoJack System operated in 26 states and the District of Columbia, covering about two-thirds of the U.S. population. In February 2009, we commenced operations in Oklahoma, bringing our total to 27 states. We will expand into additional markets as they become commercially feasible.

SCI’s growth strategy focuses on the expansion of its nationwide sales efforts and will target companies who transport valuable cargo by truck or rail in the U.S. that want to track the movement of valuable business information and clinical data between multiple locations.

LoJack SafetyNet’s growth strategy focuses on creating consumer awareness for our search and recovery solutions for people at risk. To support the development of the consumer business, we plan to add and train approximately 200 new law enforcement and public safety agencies across the nation by utilizing our nationwide network of LoJack law enforcement personnel in 2009. This strategy will be based on a need within a community and the interest of law enforcement and public safety agencies to service that need.

International Segment

Our international growth strategy is to drive more aggressive unit sales growth in countries where the LoJack System presently operates, by leveraging strategic relationships with our licensees, insurance companies and automobile manufacturers. We intend to drive unit sales growth through existing licensees by helping them to develop their business models and expanding system infrastructure. In addition, we expect to expand into new geographic markets. From time to time, we may make direct strategic investments in international licensees, some of which may be substantial, in order to enable them to gain market share. Our investment strategy has focused on those markets which represent the best opportunities for significant generation of revenue or in which we can positively impact market penetration and revenue growth.

Our growth strategy is to target international markets in which the combination of new vehicle sales, population density and incidence of vehicle theft is high. Market expansion may be in the form of (i) licensing the use of the LoJack System technology, (ii) securing agreements with governments to obtain rights to own and operate a controlling interest in the system, such as in Italy, and/or (iii) making strategic investments or acquisitions.

We have a common global platform which utilizes the same basic unit to operate on the varying global radio frequencies used for stolen vehicle recovery. This common platform has contributed to international business growth due, in large part, to reduced product cost achieved through manufacturing efficiencies.

In Italy, our growth strategy is to use our internal and external sales and marketing resources to penetrate the stolen vehicle recovery market through the automotive dealership channel, automobile manufacturers, fleet operators and participants in the insurance segment. We are leveraging the extensive knowledge and experience of our domestic sales team to lay the foundation for a strong automotive dealer sales channel in Italy.

In January 2006, we established LoJack Equipment Ireland Limited to serve as our international segment headquarters. Located in Dublin, Ireland, this operation supports business development, administrative and distribution activities for our international segment and provides nearby support to our European operations.

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

In Ontario and British Columbia, we intend to sell through the automotive channel using automobile dealers and automotive accessory retailers and to continue to leverage our direct sales force and segment experience by marketing directly to the automobile dealers. We believe that the automotive channel in these two markets represents a substantial growth opportunity. In all Canadian markets, we will focus on increasing penetration in the commercial channel using our direct sales force to call on equipment dealers and equipment owners.

PRODUCT DEVELOPMENT

We concentrate our research and development activities on enhancing our proprietary stolen vehicle recovery network and creating new products that meet market needs for tracking and recovery. Our product development efforts utilize knowledge of law enforcement processes and systems to provide products that integrate into law enforcement operations and facilitate the tracking and recovery or rescue processes. Our engineering staff develops products either internally or in conjunction with third parties.

Our core LoJack Unit is scalable and flexible, with connectivity features that may allow us to develop new products combining GPS and/or cellular based communications with our existing RF based stolen vehicle recovery technology. The unit provides a common platform for both domestic and international operations by utilizing the same basic unit to operate on the various radio frequencies used in the countries where our technology is utilized for stolen vehicle recovery. Clarion Malaysia, (a subsidiary of Hitachi Limited) is the sole product manufacturer of LoJack Units.

We will coordinate our domestic, international and Boomerang segment’s research and development efforts to offer new products that meet market needs for the tracking and recovering of stolen mobile assets.

We also plan to expand our research and development efforts for LoJack SafetyNet’s PLU to enhance its durability as well as extending the PLU’s battery life.

Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. Total product development expenses totaled $7,290,000, $5,601,000 (net of $805,000 product development expense reimbursement based on our litigation settlement with Clare, Inc.), and $5,805,000 for the years ended December 31, 2008, 2007 and 2006, respectively. A portion of our product development efforts has been outsourced to third parties. The contracts with third parties require payments based upon completion of defined milestones. Expenses related to milestone achievements, which are expensed to operations as the milestones are achieved, amounted to $300,000, $122,000 and $355,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and are included in the above-mentioned expenses.

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

In August 2008, the FCC granted us a Rule and Order in response to our 2005 petition to use our existing frequency, which was previously limited to stolen vehicle recovery, for the tracking and recovery of people at risk, people of interest to law enforcement, cargo and hazardous materials. As a result of this ruling, we will leverage our technical infrastructure and extend our integration with law enforcement beyond stolen vehicles to include the other diverse applications noted above. This Rule and Order complements our efforts to diversify the LoJack business, including the introduction of LoJack SafetyNet and our initiative in the cargo space, through our increased investment in SCI.

International Segment

Our international licensees and LoJack Italia are subject to government regulation and approval risks similar to those in our domestic segment.

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

LoJack Protection Plus 5000 (Sold in New York State only). Certain dealers sell LoJack Units with an additional five year certificate in which an independent third party insurer guarantees to original purchasers of LoJack Units that, if the vehicle becomes a total loss due to theft or is not recovered within 30 days from the time the theft is reported to the police, the consumer may receive up to $2,500 to cover theft-related expenses such as insurance deductible, substitute vehicle rental, airfare if the vehicle is stolen more than 100 miles away from home, or nightly accommodations and meals. In addition, the consumer may be eligible to receive $2,500 towards the purchase or lease of a replacement vehicle if the consumer purchases the replacement vehicle from the original dealer.

SCI warrants its hardware devices to be free of defects in materials or workmanship for a period of one year after date of purchase. All external batteries, cases or wiring provided by SCI as part of an assembled device is warranted for a period of 30 days from date of purchase. Any hardware item covered by SCI’s warranty and found to be defective during the warranty period will be repaired or replaced at our discretion.

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

In June 2005, we licensed our trademark for use with Absolute’s portable computer theft recovery products which are marketed under the brand name LoJack for Laptops®.

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

COMPETITION

Competitive Advantages

We believe that our domestic segment has several competitive advantages, including our proprietary RF technology and two way tracking beacon, our distribution networks, well-known brand recognition and integration with law enforcement. Our RF technology is proven to be effective for the tracking and recovery of stolen vehicles and mobile assets. We hold a patent portfolio that covers vehicle tracking, security and recovery. We have developed a network in the United States that would be very expensive to replicate. We have an established distribution network in the automotive and construction channels in the United States, and an established operating network, through our licensees and owned operations in 32 countries internationally. Based on a brand study performed in 2007, we have a well-known brand with an aided and unaided brand awareness of over 90% in the United States. The LoJack System is directly integrated with law enforcement in the United States and, as a result, we have a detailed understanding of law enforcement systems and procedures. We are unaware of any competitor who provides a system capable of being operated or actively monitored exclusively by law enforcement agencies. We believe these competitive advantages present substantial barriers to competitive entry into our existing markets.

We believe that our Boomerang segment’s products and technology have several competitive advantages including proprietary cellular tracking and location technology, established relationships with insurance companies in Quebec and Ontario and brand recognition in Canada.

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

We believe SCI and LoJack SafetyNet face competition from companies selling GPS systems which promote cargo and people recovery as a service.

International Segment

Several competitors or potential competitors are marketing or have announced the development of products, including those that are based on RF technology, cellular technology, GPS technology or some combination of these technologies, which claim to have stolen vehicle tracking features that may compete directly with the LoJack System in our international segment. In some instances, competitors have a market share comparable or larger than that of our licensees. The competitive environment in regions with relatively high rates of auto theft, such as many countries in South America and parts of Africa, is generally more intense than in regions with lower rates of theft. Competition in Europe has become more intense, with most competitors offering stolen vehicle tracking devices that utilize cellular and GPS technologies. In addition, certain competitors have established relationships with automobile manufacturers to promote or incorporate their product offerings.

Boomerang Segment

We believe we face competition in the Boomerang segment from companies selling GPS systems which promote stolen vehicle recovery as a service. We also face competition in Canada from other security products and services, including alarms, immobilizers and vehicle etching, as well as third party warranty, insurance and other vehicle protection products.

CONTRACT MANUFACTURING ARRANGEMENTS

We have a contract manufacturing arrangement for the LoJack Unit and other LoJack System components sold in the domestic and international segments with Plextek Limited (which subcontracts the physical manufacturing to Clarion Malaysia). We believe that several companies have the capability to manufacture LoJack Units.

INVENTORY

We seek to maintain a 90-day domestic and international supply of LoJack Units, which we believe is in line with current sales levels and sufficient to rapidly fulfill orders.

Our Boomerang segment maintains a supply of inventory, of which, as of December 31, 2008, 14% was raw materials, 56% was work in process and 30% was finished goods. We assemble the Boomerang Units in our own facilities.

We fill orders as they are received and maintain no order backlog.

We maintain an inventory of certain LoJack System Law Enforcement Components beyond our current requirements in order to facilitate expansion into additional domestic and international markets.

EMPLOYEES

As of February 2009, we had a total of 837 full-time employees, 654 of whom were working in the domestic segment, 32 of whom were working in the international segment and 151 of whom were working in the Boomerang segment.

SEGMENT OPERATIONS

We divide our operations into three separately managed and reported business segments: domestic, international and Boomerang. For financial information about our segments, and by geographic area, see Note 13 to our consolidated financial statements contained herein at Item 8.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our executive officers is set forth below.

Name	Age	Title
Richard T. Riley	52	Executive Chairman
Ronald V. Waters III	56	President and Chief Executive Officer
Timothy P. O’Connor	44	Senior Vice President and Chief Financial Officer
William R. Duvall	57	Executive Vice President and Chief Technology Officer
Thomas Wooters	68	Executive Vice President and General Counsel
Kevin M. Mullins	54	Senior Vice President and General Manager (U.S. Automotive)
Thomas M. Camp	45	Senior Vice President and General Manager (International)

Mr. Riley became Executive Chairman of the Board of Directors in January 2009. From November 2006 until December 2008 he was our Chairman and Chief Executive Officer. From February 2005 until November 2006 Mr. Riley was our President and Chief Operating Officer and a member of our Board. Prior to joining the Company, Mr. Riley served as an officer and director of New England Business Service, Inc., or NEBS, then a public company listed on the New York Stock Exchange prior to its acquisition by Deluxe Corporation. He served as President and Chief Operating Officer of NEBS from 2002 to 2003 and as President, Chief Executive Officer and Chief Operating Officer from 2003 to 2004. Prior to that, he served as a Senior Vice President of NEBS from 1998 to 2002, as President, NEBS Direct Marketing from 2001 to 2002, as President, Integrated Marketing Services from 2000 to 2001 and as President of Rapidforms (acquired by NEBS in 1997) from 1992 to 2000. Mr. Riley served as a director of NEBS from 2002 to 2004. He serves as a member of the Board of Directors of VistaPrint USA Incorporated, a publicly held company in the printing and graphic arts business, and Micro-Coax, Inc., a manufacturer of microwave and cable products, a privately held company.

Mr. Waters became President and Chief Executive Officer of the Company in January 2009. From February 2007 through December 2008 he was our President and Chief Operating Officer. He has been a member of our Board of Directors since February 2007. Prior to joining the Company he served as Chief Operating Officer for the Wm. Wrigley Jr. Company from December 2003 through May 2006. He joined the Wm. Wrigley Jr. Company in 1999 as Chief Financial Officer and served as Chief Financial Officer until his elevation to Chief Operating Officer in 2003. Prior to joining the Wm. Wrigley Jr. Company, Mr. Waters held several senior executive positions of increasing responsibility with The Gillette Company from 1993 to 1999. Before joining The Gillette Company, Mr. Waters was a Partner and Practice Leader with KPMG International. Mr. Waters is currently a director of HNI Corporation, a public U.S manufacturer of office furniture and home products and he is also a director of Fortune Brands, Inc., a public consumer brands company.

Mr. O’Connor became our Senior Vice President and Chief Financial Officer of the Company in November 2008. Prior to joining the Company, Mr. O’Connor served as Senior Vice President, Finance Operations for American Tower Corporation, U.S. Tower Division, since 2007. From 2005 until joining American Tower Corporation, Mr. O’Connor served as Vice President, Finance for the Global Technology and Manufacturing Group with Procter & Gamble. From 1988 to 2005, Mr. O’Connor held various finance, administration, and internal audit positions with The Gillette Company.

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

Mr. Wooters joined LoJack in December 2003 as Executive Vice President and General Counsel. He has over 40 years of legal experience representing public and private companies and investors in such companies in a range of businesses, including more than 25 years as outside counsel to LoJack. Before joining LoJack, Mr. Wooters practiced law with the firm of Sullivan & Worcester LLP and for his last 2 years there was “of counsel.”

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

Economic downturns could reduce the level of consumer spending and available credit within the automobile industry, which could adversely affect demand for our products and services and negatively impact our dealers.

Current and future economic conditions could adversely affect consumer spending in the automobile industry, as such spending is often discretionary and may decline during economic downturns when consumers have less disposable income. In particular, the great majority of our domestic gross unit sales for the year ended December 31, 2008 were made through a distribution network consisting of dealers that offer our LoJack System as an option on both their new and used automobiles. Consequently, changes in general economic conditions resulting in a significant decrease in dealer automobile sales or in a tightening of credit in financial markets could adversely impact our future revenue and earnings. Such decreases could also affect the financial security of the automobile dealers with whom we do business. The delayed payment from or closure of our larger dealer groups could affect our ability to collect on our receivables. Given the volatile nature of the current market disruption, we may not timely anticipate or manage existing or new risks. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

Unfavorable results of pending legal proceedings could materially adversely affect us.

We are subject to various legal proceedings and claims that have arisen out of the ordinary course of its business which are not yet resolved and additional claims may arise in the future. Some of these matters are described in greater detail in our Legal Proceedings section below. Although management currently believes resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position, the litigation and other claims are subject to inherent uncertainty and management’s view on these matters may change in the future. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. Should we fail to prevail in certain matters, we may be faced with significant monetary damages or injunctive relief that would materially adversely affect our business and financial condition and operating results.

Any negative impact on the sales, licensing and marketing efforts of our principal products would adversely affect our business and results of operations.

Our business depends primarily on the sale, licensing and market acceptance of a principal product, our LoJack System, and related products and services in the United States and 32 foreign countries and the Boomerang Stolen Vehicle Recovery System in Canada. Because our revenue is dependent on the success of the principal products, any factor affecting its marketability could have a material adverse affect on our business and results of operations. Factors that could harm the successful sale and licensing of the products include all of the factors discussed in this Item 1A including, among others:

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

Failure to procure and maintain contracts with local law enforcement agencies would materially adversely affect the marketability of the LoJack System and would inhibit sales in the United States and Italy

In the United States and Italy, the LoJack System is designed to be integrated into existing law enforcement computer systems and telecommunication systems and procedures. A LoJack Unit will not be effective if the automobile in which it is installed is located in a jurisdiction where our LoJack System is not operational because we have not procured an agreement with local law enforcement agencies. We have agreements covering 27 states, the District of Columbia and certain geographical areas of Italy to varying degrees. These agreements are generally for terms of up to five years. Renewal or extension of any of these agreements may be subject to competitive bidding. We cannot guarantee that we will be able to renew or extend our existing agreements with local law enforcement agencies or obtain agreements in new target jurisdictions in the future. Our competitors may seek agreements with local law enforcement agencies and if they obtain such agreements, we may be adversely affected. Furthermore, if we are unable to procure and maintain contracts with local law enforcement agencies in our existing and target markets, our financial results will be materially and adversely affected.

If we are unable to maintain our brand image and product quality, it may damage our reputation which could have an adverse effect on our business, financial condition and results of operations.

We have built an excellent reputation for the quality and success of our products in the tracking and recovery of stolen mobile assets. Our continued success depends on our ability to market our products, maintain brand image for our existing products and effectively establish brand image for new products and brand extensions. However, brand value is based in part on consumer perceptions. Even isolated business incidents that erode consumer trust, particularly if the incidents receive considerable publicity or result in litigation, can significantly reduce brand value. Product quality issues, real or imagined, could tarnish the image of the LoJack brand and may reduce demand for our products and cause consumers to choose other products. Poor product quality, low consumer acceptance, poor installation practices, or low recovery rates could affect our profitability and could negatively affect brand image. If we fail to maintain high standards for product quality and recovery, our reputation could be harmed. Damage to our reputation or loss of consumer confidence in our products for any of these reasons could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation.

Our growth depends in part on the development, production and market acceptance of new products and sales channels which we cannot assure will happen successfully.

To maintain competitiveness in our industry we must support and enhance our existing products and develop new products in response to market demands. Product development involves a high degree of risk and uncertainty due to unforeseen difficulties and costs. We may not be successful in developing, marketing and releasing new products that we believe are necessary to respond to technological developments, evolving industry standards, increasing sophistication and complexities in vehicles or changing customer preferences. In addition, our new product enhancements may not adequately meet the requirements of the marketplace and may not achieve the broad market acceptance necessary to generate significant revenue. If the release date of any future products or enhancements is delayed, or if these products or enhancements fail to achieve market acceptance when released, our revenue may decrease, we may not be able to recover our research and development costs and our competitive position in the marketplace may be harmed.

If we are unable to hire or retain key employees, it could have a negative impact on our business.

Our continued growth depends substantially on the contributions and abilities of key executives and other employees. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. We compete to hire new employees, and then must train them and develop their skills and competencies. Our operating results could be adversely affected by increased costs due to greater competition for employees, higher employee turnover or increased employee benefit costs. Any unplanned turnover could deplete our institutional knowledge base and erode our competitive advantage.

We face significant competition from original equipment manufacturers, or OEMs, and makers of location based services and automobile products to be sold by automobile dealers, which could make our products less effective or obsolete, and harm our business.

We compete with other makers of stolen vehicle recovery devices, but more significantly, we also face competition from all products which are sold by automobile dealers in the after-market space, including makers of vehicle security devices, GPS products and navigation systems, which compete with us for consumer funds in the automobile products after-market. We also compete with OEMs, including divisions of well-known automobile manufacturers, who have diversified their product offerings and place increased sales pressure on dealers to purchase OEM-supplied or approved equipment and products.

Some of our existing or potential competitors have greater financial, technical, marketing, service and support resources than we have and, as a result, are able to devote greater resources to the development, promotion, sale and support of their systems and products than we can. Our business would be harmed if these or other competitors were to:

•	Implement revised systems or technologies in motor vehicles that do not support our LoJack System;

•	Develop stolen vehicle recovery and tracking products comparable with our LoJack or Boomerang Systems;

•	Market a system capable of being operated or actively monitored by law enforcement agencies; or

•	Develop new and improved products or technologies that render our products or proposed products obsolete or less competitive.

Economic, political and other risks associated with the operations in our international markets could adversely affect our revenue and earnings.

Our revenue and profit growth is partially dependent on the continuation of our license agreements with our international licensees and the success of their operations. Changes to our licensees’ existing management teams, or failure of our licensees to meet their working capital needs or execute fully on their existing business plans, could negatively impact: (a) the value of our equity investments, (b) collectability of our receivables; (c) our target revenue and profits from our international segment; and (d) delay or preclude altogether our ability to generate revenue in key international markets. Moreover, our licensees’ operations and our international operations expose us to risks inherent in doing business outside of the United States including:

•	Potentially weak protection of intellectual property rights;

•	Economic and geo-political instability;

•	Import or export licensing requirements;

•	Trade or currency restrictions;

•	Business models that are more heavily weighted towards periodic payments rather than receiving full payment upon sale of the product;

•	Changes in regulatory requirements, tariffs or government mandates;

•	Seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe;

•	In-country pricing which may be adversely impacted by fluctuations in exchange rates;

•	Potentially adverse tax consequences;

•	Access to capital to invest in infrastructure, hire and train employees; and

•	Uncertainties related to product acceptance.

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

Some insurance companies in the province of Quebec mandate installation of Boomerang Units in certain vehicles. The continuation of these strategic alliances and insurance mandates is important for the continued development of our markets. Changes in insurance practices and requirements in Canada could adversely affect the demand for and sales of our Boomerang Unit.

We are subject to government regulations and approvals which may result in costs and delays that could impede our ability to competitively offer our services and products in the market.

We must obtain the approval of law enforcement agencies, as well as other governmental agencies, for implementation of our LoJack System in any domestic jurisdiction. The approval process may be time consuming and costly and, in some jurisdictions, the governmental approvals that we obtain may be terminable by an executive or legislative body. The LoJack System is operated by law enforcement agencies utilizing a frequency assigned by the FCC and our LoJack System depends on the continued availability of the frequency which we cannot guarantee. Our international licensees may encounter similar or additional regulatory requirements and uncertainties under applicable local laws. In addition, certain countries have or may mandate the inclusion of GPS products in vehicles which may affect our licensees’ current business model and may harm our financial condition and operating results. Governmental regulations, requirements and approvals required for our services may impede our ability to offer competitive services, either of which would have a negative impact on our results of operations.

Our failure to successfully integrate businesses that we may acquire could disrupt our business and negatively impact our future financial condition and operating results.

We may make strategic acquisitions of complementary companies, products or technologies, and such acquisitions could: disrupt our business, divert our management’s attention from our core business objectives and may involve unforeseen difficulties and costs. We may not be able to successfully integrate any business, technology or personnel that we have acquired or those we might acquire in the future in a timely manner, or at all, and this could harm our financial condition and operating results. Any of these risks could negatively impact our ability to fully realize the expected benefits of our acquisitions. In May 2008, we acquired the assets of Locator Systems of Victoria, British Columbia, Canada to provide solutions that track and rescue people at risk. We re-launched the Locator Systems product and service offerings under the LoJack SafetyNet brand name. There is no assurance that these efforts will result in substantial LoJack brand identity or commercial acceptance of any new or existing LoJack SafetyNet products and services. Furthermore, the success of LoJack SafetyNet is interdependent upon law enforcement department, public service agencies and other third party agencies to assist with the search and recovery aspect of this service. Establishing and maintaining such relationships will be critical to LoJack SafetyNet.

Our failure to successfully execute on our initiative to own and operate a vehicle tracking and recovery network in Italy and our failure to recognize significant benefits from our investment in SCI could disrupt our business and negatively impact our future financial condition and operating results.

Since 2005, we have invested approximately $14,000,000 (comprised of LoJack network build out and operating losses) in LoJack Italia. This undertaking will continue to require significant amount of financial resources and senior management focus which may impact our core business. There is no assurance that there will be consumer acceptance in Italy sufficient to result in an acceptable return on our Italian investment.

Since 2006, we have invested approximately $7,800,000 in SCI and currently have a 60% equity interest in the company. There is no assurance that our investment in SCI will result in substantial LoJack brand identity or commercial acceptance of any new or existing SCI products in the cargo and tracking market segment.

We may need additional financing in the future, which could be difficult to obtain on acceptable terms or at all. Any such financing could also dilute shareholder value.

We may require additional financing to make future investments in new technologies, products, international markets, or to provide additional working capital. We believe the lenders participating in our revolving credit facility will be willing and able to provide financing in accordance with their contractual obligations. However, the current economic environment may adversely impact the availability and cost of credit in the future. Furthermore, if our current business does not generate sufficient cash flow from operations we may fail to comply with our loan covenants and such failure could result in an event of default that, if not cured or waived, could adversely impact our financial condition. In the future we may decide to raise additional funds through public or private debt or equity financings to fund our activities. If we issue additional equity securities, shareholder value will be diluted and the new equity securities may have rights, preferences or privileges senior to those of our common stock. In addition, if we raise funds through debt financings, we will have to pay interest and may be subject to restrictive and other covenants, which could negatively impact our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to make strategic investments, develop or enhance our products, take advantage of acquisition and other opportunities, or otherwise respond to competitive challenges or unanticipated industry changes, any of which could have a material adverse effect on our business.

If we fail to protect and enforce our intellectual property rights, our competitiveness could be impeded and our business and operating results could be harmed.

We seek to protect our intellectual property rights through patents, trademarks, copyrights, trade secret laws, confidentiality agreements and licensing arrangements, but we cannot ensure that we will be able to adequately protect our technology from misappropriation or infringement. We cannot ensure that our existing intellectual property rights will not be invalidated, circumvented, challenged or rendered unenforceable. In addition, the laws of some countries in which we offer or plan to offer our products through our international licensees may not protect our intellectual property rights to the same extent as the laws of the United States and/or Canada, increasing the possibility of piracy of our technology which could adversely effect our profits.

We may litigate to enforce our intellectual property rights and to protect our trade secrets. Such litigation can be time consuming and expensive, with outcomes often difficult to predict. Our failure to successfully protect or enforce our intellectual property rights could have an adverse effect on our business and results of operations.

If a court determines that our technology infringes on third parties’ intellectual property, we will likely face significant costs and we may lose our rights to the technology, which would harm our business.

We may inadvertently violate the intellectual property rights of other parties and those third parties may choose to assert infringement claims against us. If we are unsuccessful in any litigation based on a claim of infringement, in addition to exposure to substantial monetary damages, we could be required to expend considerable resources to modify our products, to develop non-infringing technology or to obtain licenses to permit our continued use of the technology that is the subject matter of the litigation. If we are unsuccessful in these endeavors, we may be enjoined from using the technology subject to the infringement claim which could cause us to incur substantial liabilities and could adversely affect our profits, perhaps significantly.

We depend on a limited number of third parties to manufacture and supply quality infrastructure components for our principal products. If our suppliers cannot provide the components or services we require, our ability to market and sell our products could be harmed.

We rely on a sole supplier to manufacture our LoJack Units, a critical component of our LoJack System. If our supplier fails to supply these components in a timely manner that meets our quantity, quality, cost requirements, or technical specifications, we may not be able to access alternative sources of these components within a reasonable period of time or at commercially reasonable rates. Our manufacturer is located outside the

United States and its facilities are geographically concentrated in a specific region. We outsource much of the transportation and logistics management and while these arrangements may lower operating costs, they reduce our direct control over production and distribution. It is uncertain what effect such diminished control could have on the quality of our products or services, or our flexibility in responding to changing conditions. A reduction or interruption in supply of the LoJack Units, or a significant increase in the price of these units, could have a material adverse effect on our marketing and sales initiatives, which could hurt our business objectives and financial results domestically and internationally. Our arrangements with our manufacturer includes warranties and various quality control requirements, but we may remain responsible to the consumer for warranty service in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could have a material adverse effect on our reputation, financial condition and operating results.

Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.

At December 31, 2008 our balance sheet included $16,073,000 of goodwill and intangible assets. We test the value of our goodwill on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting segment to which they are assigned. We test intangible assets for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Adverse changes in our business, a significant decline in our market capitalization or the failure to grow the businesses that we have acquired may result in an impairment of our goodwill and intangible assets and cause us to incur a material non-cash impairment charge.

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

We depend on information technology to improve the effectiveness of our operations, to interface with our customers, and to maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our executive offices are located in Westwood, Massachusetts and are under leases for such space expiring in December 2011. We maintain a facility located in Canton, Massachusetts for our engineering operations under a lease that expires in December 2011. We also maintain facilities in Westwood, Massachusetts and Palmdale, California for our Call Center operations under leases that expire in December 2011 and February 2012, respectively. In addition, we lease facilities for our sales and operations personnel in California, Colorado, Florida, Georgia, New Jersey, Pennsylvania and Texas under operating leases that expire from 2009 to 2013.

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

We also maintain facilities in Victoria, British Columbia, Canada, Dublin, Ireland and Rome and Milan, Italy for our administrative, sales and operations personnel under leases that expire in 2009, 2011 and 2012, respectively.

We do not own any real estate.

Because our operations do not require any special facilities, we do not anticipate any difficulty in finding space adequate for our purposes at reasonable rates, should the need arise. We believe that our current facilities are adequate for our current operations.

ITEM 3—LEGAL PROCEEDINGS

As of December 31, 2008, we were subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, at December 31, 2008, we did not have a material potential liability related to any current legal proceedings and claims that would, individually or in the aggregate, have a material adverse effect on our financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.

China Related Litigation

On November 21, 2007, LoJack Equipment Ireland Ltd., or LoJack Ireland, instituted an arbitration proceeding seeking to enforce our post-termination rights and the post- termination obligations of our former China licensee, Kington Holdings Limited, or Kington. We terminated the license agreement on November 12, 2007 based upon the licensee’s default and failure to perform its obligations under the license agreement. Under the license agreement, exclusive jurisdiction for the resolution of controversies under or relating to the license agreement is arbitration in Boston, Massachusetts, under the rules of the American Arbitration Association. On September 26, 2008, Kington formally filed a counterclaim against LoJack Ireland, claiming breach of contract by LoJack Ireland and seeking $269,250,000 in damages and expenses and seeking to treble those damages. In the alternative, Kington seeks specific performance by LoJack Ireland under the license agreement. In October 2008, the arbitrator awarded LoJack Ireland a preliminary injunction enjoining and restraining Kington from: (a) competing with LoJack Ireland for a period of one year from the date of termination of the license agreement; (b) using or transferring the radio frequency rights granted by government agencies and all other permits, approvals, authorizations and licenses relating to operation of the LoJack System in China; and (c) using or disclosing LoJack proprietary information. The matter was arbitrated in Boston, Massachusetts in February 2009 and the parties are awaiting the binding decision of the arbitrator.

On September 30, 2008, Kington also filed a claim against LoJack Corporation in Massachusetts Superior Court alleging interference with contractual relations and seeking both injunctive relief to prevent us from issuing a new license in China and a declaration that we are liable for any damages that Kington may be awarded against LoJack Ireland in the aforementioned arbitration proceedings. The Massachusetts Superior Court granted LoJack Corporation’s motion to stay this proceeding until April 2009.

California Class Action Litigation

On April 5, 2006, a suit was filed against LoJack Corporation in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. The plaintiff contends that we improperly credited break time and overtime pay and seeks unspecified monetary and injunctive relief. In September 2007, the United States District Court for the Central District of California dismissed the plaintiff’s federal law claims which represented the largest part of the our potential exposure. The plaintiff appealed the District Court’s decision and, on February 4, 2009, the case was argued before the Ninth Circuit Court of Appeals. We are currently awaiting the decision from the Ninth Circuit.

Due to the dismissal of the plaintiff’s claims in federal court as discussed above, in November 2007, the plaintiff also filed state law claims in California State Court. In January 2008, we removed the state law claims to the United States District Court for the Central District of California. The plaintiff filed a motion to remand the case back to California State Court and that motion was subsequently granted. The plaintiff’s motion for class certification and our motion for summary judgment and opposition to class certification are set to be heard in April 2009.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol: LOJN.

Stockholders

On March 3, 2009, there were approximately 1,900 record holders of our common stock. We believe the actual number of beneficial owners of our common stock is approximately 7,300 because a large number of the shares of our common stock are held in custodial or nominee accounts for the benefit of persons other than the record holders.

Dividends

We have never paid a dividend, and have no current intentions to pay a dividend. At the present time we expect that future earnings will be retained for use in our business. Our line-of-credit and demand facilities with our banks permit the payment of dividends so long as such payments do not cause noncompliance with certain loan covenants.

Issuer Purchases of Equity Securities

On February 28, 2006, our Board of Directors authorized a new stock repurchase plan, or the 2006 Repurchase Plan. The 2006 Repurchase Plan authorized us to purchase up to 2,000,000 shares of our outstanding common stock on or before February 25, 2008. From the date of the adoption of the 2006 Repurchase Plan through December 18, 2006 we repurchased 1,244,566 shares. On December 19, 2006 the Board of Directors increased the remaining authorization to 2,000,000 shares. On February 15, 2008 our Board of Directors approved an increase of 1,000,000 shares to our repurchase program for a 10b-5-1Plan and additionally renewed the remaining management discretion authority to repurchase 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. For the years ended December 31, 2008, 2007 and 2006 we repurchased 1,318,222, 1,104,819 and 1,293,866 shares of common stock at an average price per share of $10.83, $18.85 and $19.65, respectively.

Repurchase activity for the year ended December 31, 2008 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2008	—	$—	—	895,181
February 1 to February 29, 2008	16,567	12.76	16,567	2,983,433
March 1 to March 31, 2008	467,958	12.91	467,958	2,515,475
April 1 to April 30, 2008	203,162	10.72	203,162	2,312,313
May 1 to May 31, 2008	2,541	9.58	2,541	2,309,772
June 1 to June 30, 2008	627,994	9.27	627,994	1,681,778
July 1 to July 31, 2008	—	—	—	1,681,778
August 1 to August 31, 2008	—	—	—	1,681,778
September 1 to September 30, 2008	—	—	—	1,681,778
October 1 to October 31, 2008	—	—	—	1,681,778
November 1 to November 30, 2008	—	—	—	1,681,778
December 1 to December 31, 2008	—	—	—	1,681,778

Total	1,318,222	$10.83	1,318,222	1,681,778

(1)	No shares have been purchased by us other than through our publicly announced stock repurchase program.

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

	High	Low
Year Ended December 31, 2008
First Quarter	$16.95	$10.05
Second Quarter	13.00	7.96
Third Quarter	8.09	5.43
Fourth Quarter	6.93	3.21

Year Ended December 31, 2007
First Quarter	$20.07	$16.50
Second Quarter	23.03	18.06
Third Quarter	24.24	16.76
Fourth Quarter	20.25	15.41

Stock Performance Graph

The following line graph compares the yearly percentage change in the cumulative shareholder return on our Common Stock to the NASDAQ Composite Index and a Company-selected peer group index over the five-year period beginning December 31, 2003 and ending December 31, 2008. Cumulative shareholder return has been measured on a weighted-average basis based on market capitalizations of the component companies comprising the peer group index at the close of trading on the last trading day preceding the beginning of each year assuming an initial investment of $100 and reinvestment of dividends.

Our peer group index consists of AudioVox Corporation, Directed Electronics, Inc., I. D. Systems, Inc., Ituran Location & Control Ltd., Garmin Ltd., Numerex Corporation and Trimble Navigation Ltd. We select our peer group based on products and markets similar to ours. We note that the number of companies developing and marketing wireless communications products that have security applications or are used directly in vehicles has increased significantly in recent years. In order to reflect such a trend, our peer group will change from time to time.

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS:

	Year Ended December 31,
	2008 (1)	2007 (1)	2006 (1)	2005	2004
(in thousands, except share and per share information):
Revenue	$198,679	$222,749	$213,288	$190,726	$145,691
Cost of goods sold	94,517	98,625	99,933	89,003	69,250

Gross profit	104,162	124,124	113,355	101,723	76,441
Costs and expenses	92,975	90,559	89,866	74,872	60,264
Impairment of intangible assets and goodwill (2)	38,090	3,298	—	—	—

Operating (loss) income	(26,903)	30,267	23,489	26,851	16,177
Interest income (expense) and other—net	(4,983)	2,479	1,046	669	875

(Loss) income before taxes and minority interest	(31,886)	32,746	24,535	27,520	17,052
Provision for income taxes	803	11,341	8,028	9,081	6,652

(Loss) income before minority interest	(32,689)	21,405	16,507	18,439	10,400
Minority interest in loss of consolidated subsidiary	(159)

Net (loss) income	$(32,530)	$21,405	$16,507	$18,439	$10,400

Basic (loss) earnings per share	$(1.88)	$1.17	$0.90	$1.03	$0.67

Diluted (loss) earnings per share	$(1.88)	$1.13	$0.86	$0.96	$0.64

Weighted average shares outstanding:
Basic	17,301,390	18,321,826	18,334,033	17,922,792	15,605,155

Diluted	17,301,390	18,933,532	19,243,563	19,189,525	16,281,720

CONDENSED CONSOLIDATED BALANCE SHEET DATA:

	December 31,
	2008	2007	2006	2005	2004
(in thousands):
Working capital	$86,741	$87,604	$58,950	$65,490	$29,286
Total assets	195,876	245,811	209,953	197,737	153,785
Long-term debt and capital lease obligations	23,682	26,477	9,242	14,520	20,900
Total liabilities	111,562	117,479	99,953	93,759	89,835
Total stockholders’ equity	83,834	128,332	110,000	103,978	63,950

(1)

In 2006, we adopted Statement of Financial Accounting Standard (SFAS) 123(R) which requires the expensing of stock options issued under our 2003 Stock Incentive Plan and our 2008 Stock Incentive Plan, as applicable, and shares purchased through our Employee Stock Purchase Plan, or ESPP. As a result of adopting the new standard, operating income decreased by $1,448,000, $1,353,000 and $1,487,000, for the years ended December 31, 2008, 2007 and 2006, respectively. In the fourth quarter of 2006 approximately $1,500,000 of stock compensation was included in net income, relating to expenses associated with the retirement of our former Chairman and Chief Executive Officer.

(2)	For the years ended December 31, 2008 and 2007 we determined that lower than previously projected operating profitability at our Boomerang segment (due to the segment’s analog to digital conversion) caused a triggering event that resulted in our assessment of the carrying value of this reporting segment. As a result of these assessments, for the years ended December 31, 2008 and 2007, we recognized impairment charges of $1,260,000 and $3,298,000, respectively, relating to Boomerang’s intangible assets consisting of monitoring contracts, completed technology and tradename and trademark. In the third quarter of 2008, we also incurred a $36,830,000 impairment relating to Boomerang’s goodwill. As a result of these impairments operating income decreased by $38,090,000 and $3,298,000, for the years ended December 31, 2008 and 2007, respectively.

ITEM 7— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear in Item 8 in this Annual Report on Form 10-K. The following discussion contains forward-looking statements and should also be read in conjunction with the risk factors set forth in Item 1A.

Overview

We are a leading global provider of technology products and services for the tracking and recovery of valuable mobile assets. Our proprietary technology, wireless network and unique integration with law enforcement agencies provide an effective means for tracking and recovery of stolen vehicles, construction equipment, motorcycles, cargo and people at risk.

We have three separately managed and reported business segments: domestic, international and Boomerang.

Domestic Segment

We develop and market a variety of products designed to track and recover stolen vehicles, construction equipment, motorcycles, cargo, people at risk and hazardous materials.

Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning, and extended warranty products to consumers. Approximately 85% of domestic sales are made through a distribution network consisting of dealers of new and used automobiles. We have strong consumer brand awareness in the United States.

Given current economic conditions we will look to maximize the variable installation cost of a LoJack Unit by increasing our installation volumes with certified dealers and other third parties. We monitor the quality of these alternative installations through the use of an expanded quality control process. We maintain full warranty service of LoJack Units, both for the convenience of dealers through which the LoJack Units are marketed and to maintain a high degree of quality control and security over our technology.

We also offer warranty products at the point of sale to new customers and through direct sales efforts to our existing customers.

We record additions to deferred revenue for our LoJack Early Warning product for certain warranty products for which we have been deemed to be the primary obligor of the underlying contract. Since January 1, 2007, we are no longer the primary obligor under any warranty arrangements. We typically receive full payment within 60 days of the transaction, but recognition of the deferred revenue is recognized over the estimated life of the product or service. These payments are a significant component of our cash flow from operations. Additions of these components of deferred revenue net of deferred costs were $16,618,000 for the year ended December 31, 2008, compared to additions of $18,549,000 for the year ended December 31, 2007.

Revenue for SCI is derived from the sale of tracking devices as well as subscription fees for monitoring service alerts and activity reporting. At December 31, 2008 there was approximately $122,000 of deferred revenue relating to SCI subscription based services.

LoJack SafetyNet revenue in 2008 was primarily comprised of the sale of search and rescue receivers, personal locator units and replacements parts to PLI. Beginning in 2009, LoJack SafetyNet will transition from an order fulfillment revenue model servicing one primary customer, PLI, to a fulfillment and service model providing the LoJack SafetyNet solution to caregivers and consumers for a monthly fee. As part of this new business model, we plan to provide the SAR receivers directly to participating law enforcement at nominal or no cost.

International Segment

Internationally, our licensed stolen vehicle recovery technology is operational in 32 countries and territories around the world. We have a licensed presence in Latin and South America, Europe and Africa, and the Asia Pacific Rim. Revenue from this segment consists of product sales to our licensees, royalties and license fees. Revenue from the international segment comprised approximately 32% of consolidated revenue for the year ended December 31, 2008, compared to 24% and 22% in 2007 and 2006, respectively.

We record additions to deferred revenue for international license fees and recognize the revenue over the term of the license (generally ten years). Royalty revenue is recognized when earned.

Italy is the only country outside the United States and Canada where we own and operate a recovery network. Purchasers of LoJack Units in Italy are required to purchase a service contract with LoJack Italia. The terms of service contracts offered range from 12 to 36 months and are payable in full upon activation of the related unit or renewal of a previous service contract. At December 31, 2008 there was approximately $478,000 of deferred revenue relating to LoJack Italia service contracts.

Boomerang Segment

Revenue from our Boomerang segment is derived primarily from the sale of Boomerang Espion, Boomerang Espion Alert, Boomerang, Boomerang2 and BoomerangXpress Units, related products, and service contracts. Revenue from the Boomerang segment comprised approximately 9% of consolidated revenue for the year ended December 31, 2008. Approximately 27% of revenue is derived from the sale of tracking units through auto accessory retailers and automobile dealers, while the remaining 73% of revenue is derived from service contracts. A majority of the insurance companies based in Quebec and Ontario offer rebates to customers who install a Boomerang Unit in their high priced or high risk of theft vehicles, and in many instances, require installation of a Boomerang Unit in such vehicles.

Purchasers of Boomerang Units are required to also purchase a service contract. The terms of service contracts offered range from 12 to 60 months and are payable in full upon activation of the related unit or renewal of a previous service contract. As of December 31, 2008, there was approximately $9,603,000 of deferred revenue resulting from approximately 76,000 active service contracts. Customers are also offered a monthly payment option.

Key Economic Factors and Trends

Global Economic and Financial Market Crisis. The global economy is in a period of very weak activity, led by the recession in the United States and followed by declines in other major markets around the world. The financial market crisis set off a series of events that generated conditions more severe than those experienced in several decades. The characteristics of the financial crisis are unique, in part due to the complex structure of housing-related securities that were at the center of the financial market turmoil. A steep housing correction, especially in the U.S. and U.K. markets, along with downward valuations of mortgage-backed and related securities, combined to foster a crisis in confidence. Although several other factors contributed to the current economic and financial conditions, the influence of these financial developments was prominent. The interrelationships among financial markets worldwide ultimately resulted in a global economic downturn, the effects of which became evident in the fourth quarter of 2008 as major markets around the world all suffered setbacks.

The general economic outlook is negative, due to the uncertain financial market environment and ongoing policy responses. In 2009, the global automotive industry sales volume is projected to continue to weaken, with a full-year decline of approximately 15% from 2008 levels and a 40% decline compared to 2006 levels. Consumer and business spending has been severely constrained by credit conditions and economic weakness. The impact of prior and future policy actions designed to confront the crisis is not yet apparent, and the current outlook therefore is particularly uncertain.

Consumer Spending and Credit. The current retrenchment in consumer spending is expected to continue through 2009, as even consumers who are willing to spend may find that availability of automotive loans has been diminished as a result of the credit crisis. Over the longer term, spending on new vehicles is expected to resume its correlation with growth in per capita incomes.

Currency Exchange Rate Volatility. The confluence of several economic events has generated significant volatility in currencies. The U.S. dollar strengthened against the Euro and Canadian Dollar during the fourth quarter of 2008.

Key Factors of our Business

As indicated, we are in the midst of a global economic crisis that has included a sudden and substantial decline in the global automotive industry, with aftermarket products like LoJack Units being particularly adversely affected. The dramatic decline in automotive industry sales volume, combined with tight credit markets, and other economic factors and trends described above have constrained our earnings and liquidity.

While the economic environment worsens, we believe that our continued focus on executing our strategic goals for 2009 is the appropriate strategy to achieve our objectives to:

•

Effectively manage our business in an increasingly difficult global macro-economic environment by balancing investment in programs and technology necessary for future growth while aggressively managing costs to maintain our solid financial position;

•	Upgrade our domestic processes and systems to deliver more customer centric, efficient and flexible solutions that will meet increasing demands and address our changing business;

•	Continue to drive international expansion by adding new licensees and geographies and partnering with our existing licensees to manage global economic challenges;

•	Grow our operations in Italy and at Boomerang; and

•	Support Locator Systems and SCI in developing solutions for people at risk and cargo security, respectively.

Many companies in the vehicle security industry have marketed stolen vehicle recovery solutions and many automobile manufacturers are installing GPS products at the factory. These factors have not had a material adverse impact on our revenue, unit sales or penetration rates to date. While the long-term impact of these trends is difficult to predict, we are evaluating the effectiveness of additional complementary technology combining GPS and/or cellular based communications with our time-tested RF based stolen vehicle recovery technology.

The percentage of domestic units installed by third parties rose to 51% of total domestic installations for the year ended December 31, 2008 compared to 48% and 41% for the years ended December 31, 2007 and 2006, respectively, allowing us to shift installation costs from fixed to variable.

Our bulk installation program represented 19% of domestic installations for the year ended December 31, 2008 compared to 20% and 24% for the years ended December 31, 2007 and 2006, respectively. The bulk installation program provides a significantly higher penetration of new car sales, improved cost efficiencies and a deeper relationship with our dealer customers.

Critical Accounting Policies and Estimates

The consolidated financial statements include the accounts of LoJack, our wholly-owned subsidiaries and our majority interest in SC Integrity, or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. Management is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes included herein. The actual results could differ from those estimates. Our accounting policies are described in Note 1 to the consolidated financial statements included herein at Item 8. A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The significant accounting policies and estimates, which we believe to be the most critical in understanding and evaluating our reported financial position and results of operations, include:

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

Revenue relating to SCI and LoJack SafetyNet consists of the sale of tracking devices and subscription fees. Sales of units are recognized upon shipment and subscription fees are recognized over the life of the contractual agreement which can range from 12 to 24 months.

We sell several types of extended warranties. For those warranties to which a third party, and not us, is the primary obligor, we recognize payments for these insurance contracts, net of related costs, in revenue at the time of sale. Effective January 2007, we changed insurance underwriters for our extended warranty products for automobiles. The new underwriter is an authorized provider of insurance services in all states in which we currently operate and thus is the primary obligor. Accordingly, we recognize revenue, net of related costs, at the time of sale.

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

Accounts Receivable. Domestic accounts receivable are due principally from automobile dealers that are geographically dispersed. If the creditworthiness or the financial strength of the dealers were to decline, there could be an adverse effect on our operating results and cash flows. During 2008, there were an unprecedented number of automobile dealership closures due to the state of the United States economy. We provide specific reserves on known losses and supplement that estimate with additional reserves based on our historical loss experience.

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

In the normal course of business, we monitor the financial condition of our customers and limit the amount of credit extended when deemed necessary. The Company maintains reserves for estimated potential credit losses. We have established an allowance for doubtful accounts that corresponds to the creditworthiness of our customers, historical trends and economic circumstances. Changes to these estimates are possible and could result in a material effect on our reported results of operations. As of December 31, 2008, two international licensees accounted for 32% and 20% of accounts receivable. As of December 31, 2007, two international licensees accounted for 22% and 11% of accounts receivable. For the year ended December 31, 2008, one international licensee accounted for 11% of revenue. For the years ended December 31, 2007 and 2006 no customer accounted for more than 10% of revenue.

Valuation of Investments. Periodically, we have made equity investments in our international licensees and other entities. As of December 31, 2008, investments in international licensees of $2,037, 000 included a 12.5% equity interest in our Mexican licensee, with a value of $1,541,000 and a 6.4% interest in our French licensee, with a value of $496, 000. The investment in our Mexican licensee over which we do not exercise significant influence is accounted for using the cost method of accounting and is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments made. Management periodically reviews the carrying value of this investment. Based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate, we have concluded that there is no impairment to the fair value of this investment that should be viewed as other-than- temporary. Our investment in our French licensee, in the form of common stock, is accounted for in accordance with Financial Accounting Standards Board Statement (FASB) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as an available-for-sale security, and is valued at the quoted closing price on its market exchange as of the reporting date. As such, any unrealized gains or losses are included, net of tax, in accumulated other comprehensive income in the statement of stockholders’ equity. When the fair value decreases below cost for an extended period or the magnitude of the unrealized loss is significant, the loss may be deemed other-than-temporary. For the year ended December 31, 2008, we recorded an other-than-temporary impairment charge of $1,958,000 for our investment in our French licensee. No realized gains or losses were recorded for the years ended December 31, 2007 and 2006.

We also hold less than a 10% equity interest in our licensees in Argentina and Hong Kong for which the carrying value has previously been reduced to zero in our financial statements.

We may be required to record an impairment charge in a future period with respect to our Mexican licensee if (i) the licensee requires additional capital and is unable to raise sufficient capital to continue operations, (ii) the licensee raises sufficient capital, but at a enterprise value less than currently valued, (iii) its operations and future cash flows vary significantly from current projections, adversely affecting the viability of the business, or (iv) other negative events were to occur. If the quoted price of the investment in our French licensee were to drop below our new recorded cost basis for an extended period of time we would have to evaluate the investment for further impairment. (Also see Note 5 to the consolidated financial statements included herein at Item 8).

Accounting for Stock Warrants. In June 2005, we entered into a ten year trademark license agreement with Absolute Software, a Vancouver, British Columbia, Canada based computer theft recovery company to brand its consumer offering LoJack for Laptops®. In addition to an annual per unit royalty, Absolute issued to us 1,000,000 warrants to purchase Absolute’s common stock with vesting on a pro rata basis over a five year period commencing on July 1, 2006. In accordance with Emerging Issues Task Force Issue No. 00-8, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services, we have concluded that a measurement date is not achieved until the warrants become vested and exercisable. Prior to reaching a measurement date, the fair value of unvested warrants is calculated utilizing a Black-Scholes option pricing model and the earned and unearned revenue is adjusted to fair value. Once a measurement date has been reached, the fair value of vested warrants is measured and the earned revenue becomes fixed with amortization occurring over the remaining life of the licensing agreement. Subsequent to reaching a measurement date, the vested warrants will be accounted for as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that the warrants be recorded at fair value at each reporting date with any changes in fair value being recorded in the income statement. We classify the gains (losses) on investments in other income (expense). During the years ended December 31 2008, 2007 and 2006, we recognized $997,000 (contra revenue), $2,342,000 and $301,000 in revenue from the warrants and ($1,290,000), $575,000 and $398,000 in other income (expense), respectively, related to the holding period gains and losses on the Absolute warrants. Revenue and investment valuation adjustments in the future will vary depending upon the fair value of Absolute’s common stock. At December 31, 2008 there are 400,000 unvested Absolute warrants outstanding and we hold 166,500 shares of Absolute common stock.

Valuation of Long-Lived Assets, Intangibles and Goodwill. We assess the recoverability of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually in the case of goodwill. Goodwill is associated with our acquisitions of Boomerang, SCI and Locator Systems (Also see Notes 1 and 5 to the consolidated financial statements included herein at Item 8). The carrying amount of goodwill was $14,599,000 and $54,979,000 at December 31, 2008 and 2007, respectively. The decrease of $40,380,000 in 2008 is almost entirely attributable to the goodwill impairment recognized at September 30, 2008 for our Boomerang segment and explained below. We also acquired certain intangible assets with finite lives as a result of our acquisitions. These intangible assets included contractual relationships, completed technology and trade name and trademarks.

On November 17, 2008, or the effective date, the analog network used to track our Boomerang segment’s analog tracking units ceased to operate due to the decision by the Canadian cellular telephone companies to abandon their analog networks in favor of digital technology. As Boomerang undertook the task of complying with the requirement by replacing all of its analog units in service by the effective date, it became evident during the quarter ended September 30, 2008, that the actual customer attrition and expected future customer attrition was higher than expected. The impact of attrition combined with slow auto sales and the economic slowdown had adversely impacted the Boomerang business.

Given the impact of the above during the quarter ended September 30, 2008, we forecast the future economic impact of these events and the possible impairment of the carrying value of our intangible assets and goodwill. Our updated forecasts indicated that Boomerang’s ability to regain profitability would take longer than originally expected. We determined based on the factors described above, a triggering event had occurred and that an evaluation of potential impairment of goodwill and other long-lived assets for the Boomerang segment was required as of September 30, 2008.

As of September 30, 2008, we tested the long-lived assets of our Boomerang segment for recoverability and determined that its intangible assets were not fully recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values. In accordance with SFAS No. 144, we then determined the fair value of these intangible assets using a discounted cash flow model. As a result of this impairment analysis, the segment recognized an impairment charge of $1,260,000 at September 30, 2008.

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

We have historically estimated the fair value of our reporting units using a discounted cash flow model, which requires assumptions of future cash flows and operating results. We corroborate the fair value determined using the discounted cash flow model with a market approach or other valuation techniques. We may be required to record impairment charges for our reporting units in the future if (i) actual results of operations and cash flows fall below our projections, (ii) the economic downturn is worse than expected and or lasts longer than expected, and/or (iii) the valuation of comparable companies decreases significantly.

Income Taxes and Deferred Taxes. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions.

We file federal and state income tax returns in the United States and tax returns in 10 international jurisdictions. We must estimate our income tax expense after considering, among other factors, differing tax rates between jurisdictions, allocation factors, tax credits, nondeductible items and changes in enacted tax rates. A 1% change in our 2008 effective income tax rate would have the effect of changing earnings by approximately $319,000, or $0.02 per diluted share after tax.

Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as “temporary differences.” The tax effects of these temporary differences are recorded as “deferred tax assets” and “deferred tax liabilities” on the consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of operations. At December 31, 2008, we recorded a deferred tax asset of $4,990,000 related to LoJack’s international subsidiaries cumulative net operating losses since inception. A full valuation allowance has been established against these losses because we determined that it is more likely than not that such tax benefits will not be realized because of the lack of historical earnings in the taxing jurisdiction. If sufficient evidence of our ability to generate future taxable income in any of these foreign countries becomes apparent, we may be required to reduce our valuation allowance, which may result in income tax benefits in our consolidated statement of operations. It is anticipated, however, that we will record additional valuation allowances for LoJack Italia in the next two to three year period as they are expected to generate additional net operating losses. Deferred tax liabilities typically reflect a current tax deduction for which the related item has not yet been recorded in the consolidated statement of income. The carrying value of deferred tax assets assumes that there will be sufficient future taxable income generated in certain tax jurisdictions, based on estimates and assumptions. We evaluate the realizability of the deferred tax assets and assess the need for a valuation allowance on a quarterly basis.

Effective January 1, 2006, LoJack Equipment Ireland Limited commenced operations. As a result of this new business structure a substantial part of our international business activities are supported by LoJack Ireland. With the exception of certain interest income, all of LoJack Ireland’s business activities are taxed at 12.5%.

As we continue to expand globally, there is a risk that, due to complexity within and diversity among the various jurisdictions in which we do business, a governmental agency may disagree with the manner in which we have computed our taxes. Additionally, due to the lack of uniformity among all of the foreign and domestic taxing authorities, there may be situations where the tax treatment of an item in one jurisdiction is different from the tax treatment in another jurisdiction or that the transaction causes a tax liability to arise in another jurisdiction.

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Prior to 2007, these reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of the loss was reasonably determinable. In 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As a result, reserves recorded subsequent to adoption are based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is “more likely than not” to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. During 2008, 2007 and 2006, we settled various tax matters with taxing authorities and recognized benefits totaling $480,000, $101,000 and $845,000, respectively.

Additionally, undistributed earnings of a subsidiary are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of a foreign subsidiary that are deemed to be indefinitely reinvested in the foreign jurisdiction. We have formulated a specific plan for reinvestment of undistributed earnings of its foreign subsidiaries which demonstrates that such earnings will be indefinitely reinvested in the applicable tax jurisdictions. Should we change our plans, we would be required to record deferred tax liabilities totaling approximately $5,000,000.

Recent Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R. This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for us beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or SFAS 160. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and therefore deconsolidation of a subsidiary. SFAS 160 is effective for us beginning January 1, 2009. The adoption of SFAS 160 will impact the presentation of minority interest on the consolidated balance sheet and consolidated statement of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We expect SFAS 161 could have an impact on our future financial disclosures if we were to enter into derivative instrument or hedging activities.

RESULTS OF OPERATIONS

Revenue

The following table presents revenue by our segments (dollars in thousands):

				Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Domestic	$116,244	$148,520	$146,953	(22)%	1%
International	63,735	53,745	46,416	19	16
Boomerang	18,700	20,484	19,919	(9)	3

Total revenue	$198,679	$222,749	$213,288	(11)%	4%

Revenue related to our domestic segment declined $32,276,000 in 2008 as compared to 2007, while in 2007 as compared to 2006, domestic revenue increased by $1,567,000.

In 2008, our domestic revenue was adversely impacted by the financial crisis which led to a widespread credit freeze, major liquidity problems, decreased consumer confidence and a dramatic decline in the capital markets. All of these factors had a powerful impact on the performance of U.S. businesses, with the domestic auto industry and related aftermarket products like LoJack Units being hard hit. Domestic auto sales in 2008 dropped 18% to approximately 13.2 million vehicles from approximately 16 million vehicles in 2007.

The decrease in domestic revenue for 2008 as compared to 2007 was attributable to:

•	A decrease in revenue related to the sale of LoJack Units of $33,105,000, or 27%, primarily due to economic challenges described above;

•	A decrease of $1,341,000, or 11%, in revenue recognized from the sale of warranty products;

•	A decrease of $1,260,000, or 22%, in revenue recognized from the sale of LoJack for Motorcycles units and ancillary products; and

•	A decrease of $3,339,000, or 143%, in royalty and other revenue, primarily related to royalty income from the vesting and exercise of stock warrants issued by Absolute; offset by

•	An increase of $2,766,000, or 35%, in revenue relating to our Early Warning product; and

•	An increase of $2,402,000 in revenue relating to our acquisitions of Locator Systems and SCI.

The increase in domestic revenue for 2007 as compared to 2006 was attributable to:

•

A domestic dealer channel revenue decrease of $4,270,000, or 3%, primarily due to economic challenges in our Southern California market, a decline in our bulk installation program and a decline in our commercial sector; offset by

•	An increase of $1,295,000, or 15%, in revenue recognized from the sale of warranty products;

•	An increase of $1,399,000, or 27%, in revenue relating to our Early Warning product;

•	An increase of $1,105,000, or 24%, in revenue recognized from the sale of LoJack for Motorcycles units; and

•	An increase of $2,036,000, or 104%, in royalty and other revenue, primarily related to royalty income from the vesting and exercise of stock warrants issued by Absolute.

Revenue related to our international segment increased $9,990,000 in 2008 as compared to 2007, while in 2007 as compared to 2006, international revenue increased by $7,329,000.

The increase in international revenue for 2008 as compared to 2007 was attributable to:

•	Higher product revenue in our Latin/South America and Europe/Africa regions resulting from a 19% increase in the number of LoJack Units shipped to our licensees; and

•

An increase in the average international revenue per unit due to certain licensees exceeding their purchase commitment levels and receiving a volume rebate in 2007 which did not repeat in 2008; offset by

•

A decrease of $5,203,000, or 81%, in royalty income due to one of our largest Latin American licensees switching from a price structure that was royalty based with a lower price per unit to one with no royalty, but a higher per unit price.

The increase in international revenue for 2007 as compared to 2006 was attributable to:

•	Higher product revenue in our Latin/South America and Europe/Africa regions resulting from a 37% increase in the number of LoJack Units shipped to our licensees; and

•

An increase of $1,570,000, or 32%, in royalty income due to the continued increase in the number of LoJack Units installed in the licensees’ customer bases, which positively impacts the royalty calculations; offset by

•	A decline in the average international revenue per unit due to certain licensees exceeding their purchase commitment levels and receiving a volume rebate in 2007.

Revenue related to our Boomerang segment decreased $1,784,000 in 2008 as compared to 2007, while in 2007 as compared to 2006, Boomerang’s revenue increased by $565,000.

For the year ended December 31, 2008, revenue related to our Boomerang segment decreased primarily due to the weakening of the Canadian dollar. Revenue, if calculated using the segment’s local currency, had decreased by 10% when compared to the previous year. In addition, Boomerang’s net unit volume decreased by 2% for the year ended December 31, 2008 compared to 2007 and the segment’s service revenue was negatively impacted by a decrease in its existing subscriber renewal rates.

For the year ended December 31, 2007, revenue related to our Boomerang segment increased primarily due to the strengthening of the Canadian dollar. Revenue, if calculated using the segment’s local currency, had decreased by 3% when compared to the previous year. Although Boomerang’s net unit volume increased 8% for the year ended December 31, 2007 versus the previous year, the segment’s service revenue was negatively impacted by a decrease in its existing subscriber renewal rates.

Cost of Goods Sold

The following table presents cost of goods sold by our segments (dollars in thousands):

				Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Domestic	$55,517	$62,703	$67,635	(11)%	(7)%
International	28,568	25,106	23,773	14	6
Boomerang	10,432	10,816	8,525	(4)	27

Total cost of goods sold	$94,517	$98,625	$99,933	(4)%	(1)%

As a percentage of revenue, cost of goods sold was 48%, 44% and 47% in 2008, 2007 and 2006, respectively.

As a percentage of domestic revenue, cost of goods sold relating to our domestic segment was 48%, 42% and 46% in 2008, 2007 and 2006, respectively.

Unit volumes declined 23% in 2008 as compared to 2007, and while we undertook a thorough evaluation of our installation costs and methodologies in the fourth quarter of 2008, they were insufficient to have a significant impact on the entire year, since these costs of goods sold are fixed or slow to respond to changes in business conditions. Therefore, such costs did not decline as rapidly as revenue, resulting in a higher percentage of cost of goods sold as a percentage of revenue.

Domestic unit volume for 2007 was consistent with 2006, however, our gross profit per unit contribution increased as a result of our shift from the old generation LoJack Unit to a lower cost next generation LoJack Unit.

In addition, the domestic cost of goods sold percentage was unfavorably impacted in 2008 by a $3,339,000 decrease in royalty income associated with the vesting of Absolute warrants which has no corresponding impact on cost of goods sold. In 2007, the Absolute warrants favorably impacted the cost of goods sold percentage by adding $2,342,000 in royalty income for which there was no corresponding impact on cost of goods sold. Gross margin associated with our acquisitions of Locator Systems and SCI in 2008 was 48%.

As a percentage of international revenue, cost of goods sold relating to our international segment was 45%, 47% and 50 % in 2008, 2007 and 2006, respectively. In 2008, the decrease was largely due to an increase in the average international revenue per unit due to certain licensees exceeding their purchase commitment levels and receiving significant volume purchasing rebates in 2007. In 2007, the decrease was largely due to a shift in LoJack Unit sales to a lower manufactured unit cost and an increase in royalty revenue for which there was no directly associated cost of goods sold.

As a percentage of Boomerang revenue, cost of goods sold relating to our Boomerang segment was 56%, 53% and 43% in 2008, 2007 and 2006, respectively. These increases have mainly been due to the negative impact of the higher costs associated with our Boomerang Espion and Boomerang2 tracking units and the costs associated with the transition from the analog to digital network.

Operating Expenses

The following table presents our operating expenses (dollars in thousands):

				Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Product development	$7,290	$5,601	$5,805	30%	(4)%
Sales and marketing	44,880	45,662	44,902	(2)	2
General and administrative	33,592	32,004	32,407	5	(1)
Depreciation and amortization	7,213	7,292	6,752	(1)	8
Impairment of intangible assets and goodwill	38,090	3,298	—	1055	NM

Total operating expenses	$131,065	$93,857	$89,866	40%	4%

NM-not measurable

Product Development

As a percentage of revenue, product development expenses were 4%, 3% and 3% in 2008, 2007 and 2006, respectively. Product development expense increased $1,689,000 in 2008 and decreased $204,000 in 2007. The increase in 2008 was primarily due to higher personnel-related costs, including salaries, benefits, recruiting, contract labor and consulting costs to support new product development, and the prior year including an $805,000 litigation settlement with Clare, Inc. which was applied as a recovery of prior period product development costs. The decrease in 2007 was the Clare settlement offset by a $655,000 increase in personnel-related costs.

We expect product development expenses to increase as a percentage of revenue in 2009 due to our plans to develop new products that meet the new technology requirements of automobile manufacturers and to expand the LoJack technology to other commercial applications.

Sales and Marketing

As a percentage of revenue, sales and marketing expenses were 23%, 20% and 21% in 2008, 2007 and 2006, respectively. Sales and marketing expenses decreased $782,000 in 2008 as compared to 2007 and increased $760,000 in 2007 as compared to 2006.

The decrease in 2008 as compared to 2007 was attributable to:

•	Decreased marketing expenses of $613,000 at our Boomerang segment which were higher in 2007 as a result of the analog to digital conversion efforts;

•	Decreased trade marketing, direct mail and promotions expenses of $80,000;

•	Decreased travel and entertainment costs of $584,000; offset by

•	Increased advertising expenses of $511,000 incurred in conjunction with the rollout of our cable television advertising campaign.

The increase in 2007 as compared to 2006 was attributable to:

•	Increased bad debt expense of $306,000 at our domestic segment;

•	Increased marketing expenses of $238,000 at our Boomerang segment;

•	Increased compensation costs of $94,000; and

•	Increased dealer incentive related costs of $83,000 at our domestic segment.

We expect sales and marketing expenses as a percentage of revenue to increase slightly in 2009 to support our planned investment in personnel, advertising continued expansion at LoJack Italia and marketing efforts related to LoJack SafetyNet.

General and Administrative

As a percentage of revenue, general and administrative expenses were 17%, 14% and 15% in 2008, 2007 and 2006, respectively. General and administrative expenses increased by $1,588,000 in 2008 as compared to 2007 and decreased by $403,000, in 2007 as compared to 2006.

The increase in 2008 as compared to 2007 was attributable to:

•

Increased general and administrative expenses of $1,404,000 related to the addition of the operations of Locator Systems, in April 2008, and SCI, as a result of the consolidation of their operations beginning in August 2008, for which there are no comparable expenses in 2007;

•	Increased accounting and tax consulting services of $435,000;

•	Increased legal expenses of $350,000, which were attributable to increased costs related to the arbitration related to the termination of our licensee in China; offset by

•

Decreased personnel-related costs, including salaries, benefits, recruiting, contract labor and consulting costs of $450,000 primarily due to the reversal of performance based stock compensation expense due to the expectation that the vesting requirements will not be met.

The decrease in 2007 as compared to 2006 was attributable to:

•	Decreased severance and retirement related costs, as the prior year reflected costs of $2,814,000 attributable to two former LoJack executives;

•	Decreased legal expenses of $482,000, as the prior year period reflected litigation costs associated with our suit against Clare, Inc.; offset by

•	Increased compensation related costs of $2,798,000, primarily related to the build out of LoJack Italia.

General and administrative expenses as a percentage of revenue in 2009 are expected to remain consistent with that of 2008 with a substantial portion of such expenses being focused on our continued expansion of LoJack Italia.

Depreciation and Amortization

As a percentage of revenue, depreciation and amortization expense was 4%, 3% and 3% in 2008, 2007 and 2006, respectively. Depreciation and amortization expense decreased by $79,000 in 2008 as compared to 2007, while in 2007 as compared to 2006 depreciation and amortization expense increased by $540,000. The increase in 2007 was primarily related to depreciation expense arising from capital investments to upgrade our product and information technology infrastructure.

Depreciation and amortization expense as a percentage of revenue in 2009 is expected to remain consistent with that of 2008.

Impairment of Intangible Assets and Goodwill

On November 17, 2008, or the effective date, the analog network used to track our Boomerang segment’s analog tracking units ceased to operate due to the decision by the Canadian cellular telephone companies to abandon their analog networks in favor of digital technology. As Boomerang undertook the task of complying with the requirement by replacing all of its analog units by the effective date, it became evident during the quarter ended September 30, 2008, that the actual customer attrition and expected future customer attrition was higher than expected. The requirement and related impact of attrition combined with slow auto sales and the economic slowdown has adversely impacted the Boomerang business.

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

As of September 30, 2008, we tested the long-lived assets of our Boomerang segment for recoverability and determined that the contractual relationships, completed technology and tradename and trademark intangible assets were not fully recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values. In accordance with SFAS 144, we then determined the fair value of these intangible assets using a discounted cash flow model. As a result of this impairment analysis, the segment recognized an impairment charge of $1,260,000 at September 30, 2008.

As a result of the triggering events outlined above, we tested Boomerang’s goodwill for impairment as of September 30, 2008. Utilizing a discounted cash flow method we determined the fair value of the Boomerang reporting unit to be less than the carrying value of its net assets. We then allocated the fair value to the reporting unit’s assets and liabilities and determined that the implied fair value of reporting unit’s goodwill was $15,173,000, resulting in an impairment charge of $36,830,000. The impairment charge is included in impairment of intangible assets and goodwill for the year ended December 31, 2008.

In the fourth quarter of 2007, we also tested Boomerang’s intangible assets for potential impairment based on the expected discounted cash flows of the remaining monitoring contracts in effect as of the acquisition date (October 31, 2004) after giving effect to estimated increased attrition as well as cash flows associated with acquired technology and trade name. The expected undiscounted cash flows were not sufficient to recover the carrying value of the assets, and we estimated the fair value of the assets using a discounted cash flow approach. As a result of the impairment analysis, the segment recognized an impairment charge of $3,298,000.

Other Income (Expense)

The following table presents our other income and expenses (dollars in thousands):

				Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Interest income	$2,084	$2,866	$1,364	(27)%	110%
Interest expense	(1,243)	(1,249)	(1,115)	—	12
Equity loss in affiliate	(1,205)	(980)	(187)	23	424
Other income (loss)	(4,619)	1,842	984	(351)	87

Total other income (expense)	$(4,983)	$2,479	$1,046	(301)%	137%

Other income (expense) for 2008 decreased by $7,462,000 when compared 2007. This decrease is attributable to the following:

•

Decreased interest income of $782,000, due to the decrease in our average investment balance versus the prior year, and a decrease in short-term interest rates, offset by the recognition of $419,000 in interest arising from the settlement of the Clare, Inc. litigation in August 2007;

•

Decreased other income of $6,461,000 which was primarily due to: (i) a $1,794,000 decrease in gains related to valuing foreign currency and foreign currency transactions (primarily the Euro); (ii) a $2,926,000 increase in losses associated with marketable securities, primarily related to a $1,958,000 other-than-temporary impairment of our investment in our French licensee; and (iii) a $1,861,000 increase in realized losses associated with the valuation and exercise of Absolute warrants; and

•

Increased equity loss in affiliate of $225,000 as a result of a $1,017,000 impairment charge relating to our investment in SCI offset by a $755,000 decrease in equity losses due to including seven months of SCI’s losses in 2008 due to consolidation beginning in August 2008 versus the full year in 2007.

Other income for the year ended December 31, 2007 increased by $1,433,000 when compared to 2006. This increase is attributable to the following:

•

Increased interest income of $1,502,000, or 110%, due to the increase in our average investment balance versus the prior year, an increase in short-term interest rates and the allocation of $419,000 in interest arising from the settlement of the Clare, Inc. litigation in August 2007;

•

Increased other income of $858,000, or 87% primarily due to: (i) a $438,000 increase in gains related to valuing foreign currency and foreign currency transactions (primarily the Euro); (ii) a $221,000 increase in gains associated with the sale of marketable securities; and (iii) a $178,000 increase in realized gains associated with the valuation and sale of Absolute warrants; and

•	Increased interest expense of $134,000, or 12%, due to an increase in our average borrowings at our Boomerang segment in 2007 versus 2006; offset by

•	Increased equity loss in our SCI affiliate of $793,000 as we recognized 40% of SCI’s losses for the full year in 2007 as opposed to three months in 2006.

Interest income may not be comparable in 2009 as we may have to use existing cash resources to support our operations given the current economic environment, as well as potentially investing in international expansion and acquisitions. Interest expense may not be comparable in 2009 as we expect to make additional draw downs on our credit line to support Boomerang’s operations.

Provision for Income Taxes

During 2008, there were discrete events occurred which impacted the provision for income taxes. These events include the impairment of goodwill and intangible assets mentioned above, and the reversal of a deferred tax asset related to our investment in SCI.

The provision for income taxes decreased by $10,538,000, or 93%, for the year ended December 31, 2008, as compared to 2007. The decrease was the result of a $64,632,000 reduction in pre-tax income due to the factors noted above. The decrease in the effective tax rate in the current year to (2%) from 35% one year ago is primarily the result of the impairment charge noted above and certain foreign losses that could not be benefited. Excluding the impairment charge and the other discrete items, our effective combined rate decreased to 18% in 2008 from 36% in 2007, which reflects the distribution of our earnings in foreign jurisdictions where we enjoy lower tax rates. We expect our effective tax rate for 2009 to be between 30% and 33% based on the allocation of domestic and international pre-tax income.

The provision for income taxes increased by $3,313,000, or 41%, for the year ended December 31, 2007, as compared to 2006. The increase was the result of $8,211,000 in additional pre-tax income. The primary increase in the effective tax rate in 2007 to 35% from 33% is that the tax provision for 2006 includes $700,000 in adjustments to our accrued federal and state income tax liabilities based on the favorable results of tax audits during 2006.

Net Income and Earnings Per Share

As a result of the foregoing, for the years ended December 31, 2008, 2007 and 2006, net (loss) income and fully diluted (loss) earnings per share were as follows (dollars in thousands):

				Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Net (loss) income	$(32,530)	$21,405	$16,507	(252)%	30%
Diluted (loss) earnings per share	$(1.88)	$1.13	$0.86	(266)%	31%
Weighted average shares—diluted:	17,301,390	18,933,532	19,243,563	(9)%	(2)%

LIQUIDITY AND CAPITAL RESOURCES

On July 20, 2007, we entered into a five year multicurrency revolving credit and term loan agreement. The credit agreement provides for (i) a multicurrency revolving credit facility in the maximum amount of USD $50,000,000 (or its equivalent in alternate currencies) for LoJack; (ii) a CAD $5,000,000 revolving credit facility; and (iii) a CAD $26,000,000 term loan facility. We have the right to increase the aggregate amount available to be borrowed under the USD $50,000,000 multicurrency facility up to USD $75,000,000, subject to certain conditions.

The outstanding borrowings under the credit agreement totaled CAD$28,958,000 (U.S. dollar equivalent of $23,682,000) as of December 31, 2008. The interest rate on borrowings under the credit agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of December 31, 2008 was 3.44%.

Our future liquidity is contingent on domestic and international credit availability, customer demand for our products and services and continuing our existing relationships with automobile dealers and insurance companies, international licensees and certain law enforcement agencies. We expect to continue these relationships. We believe that we will be able to keep pace with required technological changes in our products and expect that our sales and marketing initiatives will continue to drive demand.

Additional uses of cash will be based on rate of return analyses, but may include possible acquisitions, investments in the business of our recent acquisitions, segment, investments in new technologies, products and/or international licensees or markets, which may require substantial investments of capital.

On February 28, 2006, our Board of Directors authorized a new stock repurchase plan, or the 2006 Repurchase Plan. The 2006 Repurchase Plan authorized us to purchase up to 2 million shares of our outstanding common stock on or before February 25, 2008. From the date of the adoption of the 2006 Repurchase Plan through December 18, 2006 we repurchased 1,244,566 shares. On December 19, 2006 the Board of Directors increased the remaining authorization to 2,000,000 shares. On February 15, 2008 our Board of Directors approved an increase of 1,000,000 shares to our repurchase program for a 10b-5-1Plan and additionally renewed the remaining management discretion authority to repurchase 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. For the years ended December 31, 2008, 2007 and 2006 we repurchased 1,318,222, 1,104,819 and 1,293,866 shares of common stock at an average price per share of $10.83, $18.85 and $19.65, respectively. Given the current capital market environment we do not expect any stock repurchases in 2009.

We plan to continue to improve and expand our infrastructure, invest in our recent acquisitions and explore opportunities in international markets, including the potential for strategic partnerships or acquisitions, alliances and/or equity investments.

We have commercial operations in Italy through our wholly-owned subsidiary, LoJack Italia, SRL. Since 2005, we have invested approximately $14,000,000 (comprised of LoJack network build out and operating losses) in LoJack Italia. We estimate this ownership will require an additional investment of approximately

$4,000,000 to $5,000,000 over the next two to three years. Based on our experience with current international licensees, we believe that LoJack Italia will generate long-term profitability and value after the investment period. This investment is part of our strategy to own a controlling interest in select international markets that present a significant long-term financial growth opportunity.

Domestically, we intend to continue to develop new technologies and may introduce new products that leverage our brand recognition, proven technology and knowledge of the process of stolen vehicle recovery. In August 2008, the FCC granted us a Rule and Order in response to our 2005 petition to use our existing frequency, which was previously limited to stolen vehicle recovery, for the tracking and recovery of people at risk, people of interest to law enforcement, cargo and hazardous materials. As a result of this ruling, we can now leverage our technical infrastructure and extend our integration with law enforcement beyond stolen vehicles to include the other diverse applications noted above. This Rule and Order complements our efforts to diversify the LoJack business, including the introduction of LoJack SafetyNet and our initiative in the cargo space, through our increased investment in SCI. We are in the process of complying with FCC regulations to change our network from wideband to narrowband. The federal government’s move from wide to narrowband channels requires us to make changes to our existing infrastructure that also will accelerate the timetable for the transition to a nationwide mobile asset recovery system. We will expand into additional markets as they become economically feasible.

We expect the initiative to own and operate the Italian stolen vehicle recovery network, expand the LoJack SafetyNet brand in the United States and Canada, fund Boomerang’s operating cash deficit, combined with our longer term international investment requirements and domestic expansion to be funded using existing cash, cash flows from operations and, if needed, our borrowing facilities.

We expect capital expenditures for 2009 to total as much as $8,500,000 which we will fund out of our existing working capital, which was $86,741,000 as of December 31, 2008. If we pursue significant opportunities in domestic and international markets, we may be required to find additional sources of capital. We believe the sources available to us will be adequate for the next twelve months and on a long-term basis. We plan to fund our existing operations, including capital expenditures, using existing cash, cash flows from operations and, if needed, the existing line-of-credit and demand facilities discussed above.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Year Ended December 31,
	2008	2007
Cash provided by (used for):
Operating activities	$7,437	$38,475
Investing activities	3,535	2,608
Financing activities	(10,164)	(9,573)
Effect of exchange rate changes on cash	524	1,010

Increase in cash and equivalents	$1,332	$32,520

Cash provided by operating activities decreased by $31,038,000 during the year ended December 31, 2008, compared to the same period in 2007. This decrease was due to a decrease of $12,138,000 in net income after non-cash reconciling items and a $18,900,000 decrease in cash flows from working capital.

Cash provided by investing activities increased by $927,000 during the year ended December 31, 2008, compared to the same period in 2007, primarily due to a decrease in capital expenditures of $1,396,000, offset by $618,000 used for the acquisition of Locator Systems and our increased investment in SC Integrity, net of the cash acquired in those acquisitions.

Cash used for financing activities increased by $591,000 during the year ended December 31, 2008, compared to the same period in 2007. The increase in cash used for financing activities was due primarily to a

$4,780,000 decrease in the stock option exercises; a $1,235,000 decrease in the tax benefit related to the stock option plan and a decrease in net cash provided by borrowing activities of $1,040,000. These increases were offset by a $6,566,000 decrease in repurchase activity under the 2006 Stock Repurchase Plan.

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

CONTRACTUAL OBLIGATIONS

We have fixed contractual obligations under various operating lease agreements relating to our office locations, computer and office equipment, vehicles and tower infrastructure locations. Other contractual obligations include long-term debt and non-cancelable inventory purchase commitments. Contractual obligations and commercial commitments existing at December 31, 2008 were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt obligations (1)	$23,682	$2,419	$—	$21,263	$—
Interest on long term debt obligations (2)	2,635	742	1,483	410	—
Operating lease obligations	21,040	4,990	7,334	2,946	5,770
Purchase obligations	20,524	20,524	—	—	—
Uncertain tax positions (3)	168	168	—	—	—

Total	$68,049	$28,843	$8,817	$24,619	$5,770

(1)	This debt is denominated in Canadian dollars and the maturities have been presented at the exchange rate for U.S. dollars prevailing at December 31, 2008.
(2)	Borrowings under the term loan bear interest at a variable rate, adjustable quarterly, at our option, at either the Canadian base rate or a Euro-currency denominated rate, or Canadian LIBOR. Interest has been calculated assuming the interest rate prevailing as of December 31, 2008, which was 3.44%.
(3)	As of December 31, 2008 we had $1,496,000 of non-current liabilities for uncertain tax positions under FIN 48. We are not able to provide a reasonable estimate of the timing of future payments relating to the remainder of these obligations.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have limited exposure to market risk due to the nature of our financial instruments. Our financial instruments at December 31, 2008 consisted of cash equivalents, short-term investments, accounts receivable, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities. The fair value of these financial instruments as of December 31, 2008, approximated their carrying values. Our short-term investments are in the form of auction rate preferred securities, or ARPS, and Absolute common stock that are carried at fair value in the financial statements.

Our primary market risk exposures relate to interest rate risk, foreign currency exchange rate risk and market value risk relating to common stock price of Absolute. Significant changes in the market price of Absolute’s common stock could result in significant swings in revenue and other income (expense). Based on the 400,000 Absolute warrants outstanding and 166,500 shares held as of December 31, 2008, a $1.00 change in the market price of Absolute’s common stock would result in a $222,000 increase/decrease in the fair value of the warrants.

Interest rate exposure relates primarily to the effect of interest rate changes on amounts outstanding under our term loan and revolver for which there was CAD$28,958,000 (equivalent to U.S. $23,682,000) of borrowings outstanding as of December 31, 2008 and our variable rate line-of-credit and demand facilities. Based on the outstanding borrowings under the term loan at December 31, 2008, a 1% increase in the interest rate would result in an additional $237,000 of annual interest expense.

Accounts for subsidiaries whose functional currency is not the U.S. dollar are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses are reported in the statement of operations and were not material in the years presented. Historically, we have had minimal foreign currency exposure as most transactions with customers and vendors are denominated in U.S. dollars. We expect to manage future foreign exchange exposures that cause both earnings and cash volatility by utilizing a hedging strategy as long as the exposure is material and the hedge cost effective.

We have invested in ARPS, which are classified as available-for-sale securities and carried at fair value. Due to ongoing events in credit markets, the auctions for these instruments, which provide liquidity to these investments and determine the reset rates for the rate of return on these investments, continued to fail during the year ended December 31, 2008. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of December 31, 2008 along with several other factors. This analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

At December 31, 2008, LoJack held $4,050,000 in ARPS in the custody of Merrill Lynch & Co. (Merrill Lynch). The investments consisted of preferred stock issued by closed end mutual funds. On December 17, 2008 Merrill Lynch offered to purchase the outstanding ARPS at par value, and on January 2, 2009, the ARPS were repurchased by Merrill Lynch at par. At December 31, 2008, the fair value of the ARPS along with the Merrill Lynch settlement has been reported in marketable securities on the consolidated balance sheet.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LoJack Corporation

Westwood, Massachusetts

We have audited the accompanying consolidated balance sheets of LoJack Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 13, 2009

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and equivalents	$57,888	$56,556
Marketable securities at fair value	4,236	14,686
Accounts receivable—Net	42,978	39,974
Inventories	14,655	14,865
Prepaid expenses and other	4,420	3,499
Prepaid income taxes	3,606	50
Deferred income taxes	6,330	5,514

Total current assets	134,113	135,144
PROPERTY AND EQUIPMENT—NET	21,741	23,433
DEFERRED INCOME TAXES	9,544	8,535
INTANGIBLE ASSETS—NET	1,474	3,122
GOODWILL	14,599	54,979
OTHER ASSETS—NET	14,405	20,598

TOTAL	$195,876	$245,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$2,419	$—
Accounts payable	6,573	7,571
Accrued and other liabilities	7,035	7,422
Current portion of deferred revenue	24,229	25,300
Accrued compensation	7,116	7,247

Total current liabilities	47,372	47,540
LONG TERM DEBT	21,263	26,477
DEFERRED REVENUE	38,979	37,585
DEFERRED INCOME TAXES	252	1,099
OTHER ACCRUED LIABILITIES	1,496	2,066
ACCRUED COMPENSATION	2,200	2,712

Total liabilities	111,562	117,479

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	480	—
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 11)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding, 17,447,449 at December 31, 2008 and 18,316,895 at December 31, 2007	174	183
Additional paid-in capital	14,833	25,782
Accumulated other comprehensive income	8,169	9,179
Retained earnings	60,658	93,188

Total stockholders’ equity	83,834	128,332

TOTAL	$195,876	$245,811

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenue	$198,679	$222,749	$213,288
Cost of goods sold	94,517	98,625	99,933

Gross profit	104,162	124,124	113,355

Costs and expenses:
Product development	7,290	5,601	5,805
Sales and marketing	44,880	45,662	44,902
General and administrative	33,592	32,004	32,407
Depreciation and amortization	7,213	7,292	6,752
Impairment of intangible assets and goodwill	38,090	3,298	—

Total	131,065	93,857	89,866

Operating (loss) income	(26,903)	30,267	23,489

Other income (expense):
Interest income	2,084	2,866	1,364
Interest expense	(1,243)	(1,249)	(1,115)
Equity loss in affiliate	(1,205)	(980)	(187)
Other (expense) income	(4,619)	1,842	984

Total	(4,983)	2,479	1,046

(Loss) income before provision for income taxes and minority interest	(31,886)	32,746	24,535
Provision for income taxes	803	11,341	8,028

(Loss) income before minority interest	(32,689)	21,405	16,507
Minority interest in loss of consolidated subsidiary	(159)	—	—

Net (loss) income	$(32,530)	$21,405	$16,507

(Loss) earnings per share:
Basic	$(1.88)	$1.17	$0.90

Diluted	$(1.88)	$1.13	$0.86

Weighted average shares:
Basic	17,301,390	18,321,826	18,334,033

Diluted	17,301,390	18,933,532	19,243,563

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in thousands, except share amounts)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2006	18,928,945	$181	$45,844	$(1,096)	$1,894	$57,155		$103,978
Comprehensive income:
Net income						16,507	$16,507	16,507
Unrealized gain on marketable securities, net of tax					17		17	17
Unrealized losses on derivative instruments, net of tax					19		19	19
Foreign currency translation					503		503	503

Total comprehensive income							$17,046

Exercise of stock options	705,400	7	5,265					5,272
Issuance of shares under employee stock purchase plan	87,715	1	1,233					1,234
Effect of adoption of SFAS 123(R)			(1,096)	1,096				—
Repurchase of common stock	(1,293,866)	(5)	(25,420)					(25,425)
Restricted stock grants, net of forfeitures	148,911	2	(7)					(5)
Compensation expense associated with stock based compensation			4,252					4,252
Tax benefit of employee stock option exercises			3,648					3,648

Balance, December 31, 2006	18,577,105	186	33,719	—	2,433	73,662		110,000
Comprehensive income:
Net income						21,405	$21,405	21,405
Unrealized gain on marketable securities, net of tax					1,124		1,124	1,124
Foreign currency translation					5,622		5,622	5,622

Total comprehensive income							$28,151

Effect of adoption of FIN 48						(1,879)		(1,879)
Exercise of stock options	611,938	6	4,893					4,899
Issuance of shares under employee stock purchase plan	97,599	1	1,337					1,338
Repurchase of common stock	(1,104,819)	(11)	(20,833)					(20,844)
Restricted stock grants, net of forfeitures	135,072	1						1
Compensation expense associated with stock based compensation			3,830					3,830
Tax benefit of employee stock option exercises			2,836					2,836

Balance, December 31, 2007	18,316,895	183	25,782	—	9,179	93,188		128,332
Comprehensive income:
Net loss						(32,530)	$(32,530)	(32,530)
Foreign currency translation					(1,010)		(1,010)	(1,010)

Total comprehensive loss							$(33,540)

Exercise of stock options	10,511	—	118					118
Issuance of shares under employee stock purchase plan	240,049	2	1,234					1,236
Repurchase of common stock	(1,318,222)	(13)	(14,265)					(14,278)
Restricted stock grants, net of forfeitures	198,216	2						2
Compensation expense associated with stock based compensation			2,322					2,322
Tax deficiency of employee stock option exercises			(358)					(358)

Balance, December 31, 2008	17,447,449	$174	$14,833	$—	$8,169	$60,658		$83,834

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(32,530)	$21,405	$16,507
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Unrealized loss (gain) on warrants	997	(2,342)	(699)
Stock-based compensation	2,322	3,830	4,247
Depreciation and amortization	8,625	7,870	7,334
Impairment of intangible assets and goodwill	38,090	3,298	—
Allowance for doubtful accounts	964	759	403
Deferred income taxes	(1,956)	(4,089)	(5,185)
Gain on disposal of property and equipment	(3)	(180)	(129)
Minority interest in net loss of consolidated subsidiaries	(159)	—	(82)
Loss (gain) on marketable securities	3,197	(245)	(295)
Tax benefit related to stock option exercises	—	1,604	1,046
Gain on foreign exchange transactions	—	—	(220)
Equity loss in affiliate	1,205	980	187
Increase (decrease) in cash from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(4,765)	(3,538)	(5,255)
Inventories	(507)	1,846	1,795
Prepaid expenses and other	(1,247)	577	743
Prepaid income taxes	(3,556)	2,068	1,583
Other assets	(684)	186	(1,443)
Accounts payable	(1,060)	966	(2,877)
Accrued and other liabilities	(2,189)	1,593	6,366
Deferred revenue, net of deferred costs	693	1,887	4,024

Net cash provided by operating activities	7,437	38,475	28,050

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(6,696)	(8,092)	(9,550)
Purchase of marketable securities	(2,111)	(37,202)	(52,602)
Proceeds from sale of marketable securities	12,908	47,722	59,315
Purchase of businesses, net of cash acquired	(618)	—	(323)
Other	52	180	315
Investments in unconsolidated subsidiary	—	—	(3,000)

Net cash provided by (used for) investing activities	3,535	2,608	(5,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	118	4,898	5,272
Issuance of shares under employee stock purchase plan	1,236	1,338	1,235
Excess tax benefit related to stock option plan	—	1,235	2,602
Repayment of debt and short-term borrowings	(1,591)	(25,546)	(5,385)
Repurchase of common stock	(14,278)	(20,844)	(25,425)
Proceeds from debt and short-term borrowings	4,351	29,346	4,364

Net cash used for financing activities	(10,164)	(9,573)	(17,337)

Effect of exchange rate changes on cash and equivalents	524	1,010	393

INCREASE IN CASH AND EQUIVALENTS	1,332	32,520	5,261
BEGINNING CASH AND EQUIVALENTS	56,556	24,036	18,775

ENDING CASH AND EQUIVALENTS	$57,888	$56,556	$24,036

Supplemental cash flow information:
Income taxes paid	$7,106	$8,224	$7,072
Interest paid	$1,243	$1,249	$1,115

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company—LoJack Corporation and subsidiaries, or “LoJack”, “we”, “our”, or “the Company”, is a global provider of technology products and services for the tracking and recovery of both diverse mobile assets and people at risk. Our proprietary technology, wireless network and integration with law enforcement agencies provide a means for the tracking and recovery of stolen vehicles, motorcycles, construction equipment, cargo, laptops and people at risk. Our headquarters are located in Westwood, Massachusetts and as of December 31, 2008 we have operations in 26 states and the District of Columbia in the United States and 32 countries and territories.

Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of LoJack, our wholly-owned subsidiaries and our majority interest in SCIntegrity Inc., or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation.

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

We generally recognize revenue on product sales with no continuing obligations upon installation. Revenue relating to sales to our third party installation partners is recognized upon shipment, which is prior to the installation of the related products in the consumer’s vehicle. Revenue from the sales of products and components of the LoJack System to international licensees is recognized upon shipment to the licensee or when payment becomes reasonably assured.

Revenue relating to the sale of the LoJack Early Warning® Recovery System, or LoJack Early Warning, is recognized over a period of the estimated life of vehicle ownership, which we estimate to be approximately five years.

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

We offer several types of contractual extended warranties. For those warranties for which an independent third party insurer, and not us, is the primary obligor, we recognize payments for these contracts, net of related costs, in revenue at the time of sale. For those warranty products to which we are the primary obligor revenue is deferred and is recognized over the term of the warranties, determined to be equivalent to the estimated life of vehicle ownership, which we estimate to be five years. Subsequent to January 1, 2007 we are no longer the primary obligor for our vehicle warranty products. Revenue from extended warranties to be amortized beyond one year is classified as long-term deferred revenue. Incremental costs directly related to the provision of such warranties are deferred and charged to expense ratably as the revenue is recognized.

We recognize license fees in revenue over the term of the license (typically ten years) and we recognize royalty revenue when earned or when payment is reasonably assured, whichever is later. (Also see Note 6 for a discussion of the license income related to Absolute Software).

Revenue relating to SCI and LoJack SafetyNet consist of the sale of tracking devices and subscription fees. Sales of units are recognized upon shipment and subscription fees are recognized over the life of the contractual agreement which can range from 12 to 24 months.

Stock-Based Compensation—We recognize compensation costs for all share-based payment awards made to employees and directors based upon the awards’ estimated grant date fair value.

Advertising Expenses—Advertising costs, which include the placement of advertisements, third party media consulting firm fees, trade shows and promotional literature, are expensed as incurred and are classified under sales and marketing expense. Advertising expenses for the years ended December 31, 2008, 2007 and 2006, were $11,187,000, $11,686,000 and $11,697,000, respectively.

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

SCI warrants its hardware devices to be free of defects in materials or workmanship for a period of one year after date of purchase. All external batteries, cases or wiring provided by SCI as part of an assembled device is warranted for a period of 30 days from date of purchase. Any hardware item covered by SCI’s warranty and found to be defective during the warranty period will be repaired or replaced at our discretion.

Cash Equivalents—Cash equivalents include highly liquid investments purchased with remaining maturities, at the time of purchase, of three months or less. We periodically maintain bank balances which exceed the federally insured limit. We routinely assess the financial strength of our depository banks and, as of December 31, 2008, believe we had no significant exposure to credit risks.

Marketable Securities—We account for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). We determine the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading, at the time of purchase.

At December 31, 2008 and 2007, with the exception of our investment in Absolute common stock which is a trading security, all marketable securities were classified as available-for-sale, and as a result, were reported on the consolidated balance sheet at fair market value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in stockholders’ equity until the disposition of the security. The amortized cost basis of debt securities is adjusted for the amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to, or deduction from, the coupon interest earned on the investments. We follow the specific identification method in determining the cost basis in computing realized gains and losses on the sale of available-for-sale securities. Realized gains and losses on available-for-sale securities are included in other income (expense).

Our investment in our French licensee, in the form of a publicly traded common stock, is accounted for as an available-for-sale security and is valued at the quoted closing price on its market exchange as of the reporting date. Included in other income (expense) for the year ended December 31, 2008 is an other than-than-temporary impairment charge of $1,958,000 relating to our investment in our French licensee due to the quoted stock price of our investment in the licensee falling below our recorded cost for an extended period of time. No realized gains or losses were recorded for the years ended December 31, 2007 and 2006, respectively.

We account for the deferred compensation plan in accordance with EITF Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts are Held in a Rabbi Trust and Invested. The investments of the deferred compensation plan are included in other assets at fair value. Investments related to the deferred compensation plan are classified as trading securities and reported at fair value with unrealized gains and losses included in other (expense) income in the consolidated statements of operations. Compensation expense related to the deferred compensation plan is included in general and administrative expenses.

At December 31, 2008, we held 166,500 shares of Absolute common stock acquired upon exercise of the Absolute warrants in July 2008. The fair market value of these shares at December 31, 2008 is $451,000 and is accounted for as a trading security classified within marketable securities in the balance sheet as of December 31, 2008.

Fair Value of Financial Instruments—Our financial instruments consist of cash equivalents, marketable securities, accounts receivable, accounts payable, customer deposits, certain accrued liabilities, and long term debt. The carrying value of these financial instruments approximates their fair value.

We believe that the carrying value of the Canadian denominated term loan approximates its fair value as the variable interest rate per the loan agreement approximates prevailing market interest rates. Additionally, the interest rate is subject to quarterly adjustments.

Accounts Receivable—We maintain an allowance for doubtful accounts based on an assessment of collectability of all outstanding receivables. We make this assessment by evaluating the creditworthiness of our customers, historical trends and economic circumstances. A rollforward of the activity of the allowance for doubtful accounts is as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Balance at beginning of year	$1,388	$951	$977
Additions charged to cost and expense	964	759	403
Accounts written off, net of recoveries	(402)	(322)	(429)

Balance at end of year	$1,950	$1,388	$951

Domestic accounts receivable are due principally from automobile dealers that are geographically dispersed. Accounts receivable related to our Boomerang segment consist of payments due from our dealer channel and corporate accounts. International accounts receivable are principally due from international licensees. As of December 31, 2008, two international licensees accounted for 32% and 20% of accounts receivable. As of December 31, 2007, two international licensees accounted for 22% and 11% of accounts receivable. For the year ended December 31, 2008, one international licensee accounted for 11% of revenue. For the years ended December 31, 2007 and 2006, no customer accounted for more than 10% of revenue. When possible, payment for our products from international licensees is supported by the purchase of private trade-credit insurance paid for by the licensee.

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

Upon retirement or other disposition, the cost and the related accumulated depreciation of the assets are eliminated from the balance sheet and the related gains or losses are reflected in the consolidated statement of operations.

Internal Software Development Costs—We capitalize internal software development costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized internal software development costs are amortized over the period of economic benefit, generally between three and five years. For the years ended December 31, 2008 and 2007, capitalized software included in property and equipment totaled $10,437,000 and $8,438,000, net of accumulated amortization of $6,602,000 and $4,530,000, respectively. For the years ended December 31, 2008, 2007 and 2006, respectively, we capitalized $2,911,000, $1,581,000 and $892,000, respectively. For the years ended December 31, 2008, 2007 and 2006, $2,707,000, $1,449,000, and $1,242,000, respectively, of amortization expense was recorded for these capitalized internal software costs. Additions to internal software development costs are included in expenditures for property and equipment in the consolidated statements of cash flows.

Cost-Basis Investments—We have made investments in some of our international licensees. These investments to date have resulted in ownership of less than 20% of any one licensee. These investments are accounted for using the cost method of accounting. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings, additional investments made and other ownership changes. We have not recorded any gains or losses on these investments in the years ended December 31, 2008, 2007 and 2006, respectively. (Also See Note 6).

Equity Investments— We have a 60% interest in SCI, a Forney, Texas based company which provides comprehensive solutions for cargo theft monitoring prevention, investigation, tracking and recovery. Prior to August 2008 we had accounted for our interest in SCI utilizing the equity method of accounting. During the third quarter of 2008 we increased our equity investment in SCI from 40% to 60% and as a result began consolidating the results of their operation in our consolidated financial statements as well as accounting for the corresponding impact of SCI’s minority shareholders in a separate component of our consolidated balance sheet and statement of operations. (Also see Note 6).

Goodwill and Other Intangible Assets—Goodwill is not amortized but instead is assessed for impairment at least annually and as triggering events occur. We have adopted an annual measurement date of October 31 for Boomerang, and November 30 for SCI and Locator Systems. On each annual measurement date the carrying value of the reporting unit is compared to its estimated fair value, and an impairment charge is measured based upon the excess of the carrying value of goodwill over the implied fair value if impairment is indicated. This analysis is performed at a reporting unit level. For the year ended December 31, 2008 we recognized an impairment charge relating to goodwill of $36,830,000 related to our Boomerang segment. There was no goodwill impairment recognized in the year ended December 31, 2007 (Also See Note 5).

Other intangible assets consist of amortizing intangibles, including customer relationships, patents, trademarks, trade names and radio frequencies. We assess the impairment of amortizing intangibles in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable, an assessment is completed to determine whether the fair value of the asset exceeds the carrying value. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value. If such cash flows are less than the carrying amounts, the intangible assets are written down to their respective fair values.

In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. For the years ended December 31, 2008 and 2007 we recognized impairment charges relating to other intangible assets of $1,260,000 and $3,298,000 at our Boomerang segment. (Also See Note 5).

Impairment of Other Long-lived Assets—Other long-lived assets including property and equipment and internal software development costs are also periodically assessed for impairments in accordance with SFAS 144, as discussed above. No such impairments were recorded in the periods presented.

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

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Prior to 2007, these reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of the loss was reasonably determinable. In 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As a result, reserves recorded subsequent to adoption are based on a determination of whether and how much of a tax benefit taken by us Company in our tax filings or positions is “more likely than not” to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. (Also See Note 10).

Product Development—Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. A portion of our product development effort has been outsourced to unrelated third parties.

(Loss) Earnings Per Share—Basic (loss) income per common share is computed using the weighted average number of common shares and common share equivalents outstanding during each year. Diluted (loss) income per common share is computed using the weighted average number of common shares outstanding during the year, including the effect of our outstanding stock options (using the treasury stock method) and restricted stock, except where such stock options or restricted stock would be antidilutive. A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

	Year Ended December 31,
	2008	2007	2006
Weighted average shares for basic	17,301,390	18,321,826	18,334,033
Dilutive effect of stock options and restricted stock	—	611,706	909,530

Weighted average shares for diluted	17,301,390	18,933,532	19,243,563

Because of the loss reported in 2008, 2,093,670 options and 73,600 performance shares were excluded from the computation of earnings per share. Options to purchase 305,171 and 279,180 were outstanding at December 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common share, and the effect of including these securities would have been antidilutive. Performance shares totaling 68,300 and 48,800 were excluded from the computation of earnings per share as of December 31, 2007 and 2006, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.

Comprehensive (Loss) Income—Items of comprehensive (loss) income include net (loss) income and other comprehensive (loss) income items such as unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

Accumulated other comprehensive income and its components were as follows (in thousands):

	December 31,
	2008	2007
Currency translation adjustments	$8,169	$8,010
Unrealized gain on available for sale investments, net of tax of $0 and $716	—	1,169

Accumulated other comprehensive income	$8,169	$9,179

Foreign Currency—Accounts for subsidiaries whose functional currency is not the U.S. dollar are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses are reported in the statement of operations and were not material in the years presented.

Derivative Instruments and Hedging—We account for derivative instruments at fair value. We will occasionally use derivative financial instruments to manage exposures to foreign currency or interest rate risks. Our primary objective for holding derivatives is to minimize interest rate and foreign currency risk using the most effective methods to eliminate or reduce the impact of these risks. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings.

Recent Accounting Pronouncements—In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. SFAS 159 was effective for us beginning January 1, 2008. We did not designate any financial assets or liabilities to be carried at fair value on or subsequent to January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R. This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for us beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or SFAS 160. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and therefore deconsolidation of a subsidiary. SFAS 160 is effective for us beginning January 1, 2009. The adoption of SFAS 160 will impact the presentation of minority interest on the consolidated balance sheet and consolidated statement of operations.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We expect SFAS 161 could have an impact on our future financial disclosures if we were to enter into derivative instrument of hedging activities.

2. MARKETABLE SECURITIES

At December 31, 2008, we held 166,500 shares of Absolute common stock acquired upon exercise of the Absolute warrants in July 2008. The fair market value of these shares at December 31, 2008 is $451,000 and is classified as a trading security.

Also at December 31, 2008 we held available-for-sale securities summarized as follows (in thousands):

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available for sale securities
Auction rate preferred securities	$3,785	—	—	$3,785

Available for sale securities	$3,785	$—	$—	$3,785

In January 2009, we sold our entire investment in auction rate preferred securities at par value.

Marketable securities categorized as available-for-sale securities and are summarized as follows as of December 31, 2007 (in thousands):

	December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Marketable securities:
U.S. and state governmental agencies	$5,522	$51	$(6)	$5,567
Corporate bonds	4,469	—	—	4,469
Auction rate preferred securities	4,650	—	—	4,650

Total marketable securities	$14,641	$51	$(6)	$14,686

3. INVENTORIES

Inventories are classified as follows (in thousands):

	December 31,
	2008	2007
Raw materials	$545	$385
Work in progress	1,163	1,533
Finished goods	12,947	12,947

Total inventories	$14,655	$14,865

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2008	2007
System components, including vehicle tracking units	$18,970	$16,544
Equipment, software, furniture and fixtures and leasehold improvements	30,801	28,346
Vehicles	289	250

Total	50,060	45,140
Less: accumulated depreciation and amortization	(34,005)	(27,665)

Total	16,055	17,475
System components not yet in service	5,686	5,958

Property and equipment—net	$21,741	$23,433

Depreciation expense relating to property and equipment totaled $7,853,000, $6,789,000 and $6,047,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

System components not yet in service consist primarily of certain infrastructure equipment relating to the operation of the LoJack System.

5. GOODWILL AND OTHER INTANGIBLES

Goodwill is associated with our acquisitions of Boomerang, SCI and Locator Systems. We also acquired certain intangible assets with finite lives as a result of our acquisitions. These intangible assets included customer relationships and trade name and trademarks.

On November 17, 2008, or the effective date, the analog network used to track our Boomerang segment’s analog tracking units ceased to operate due to the decision by the Canadian cellular telephone companies to abandon their analog networks in favor of digital technology. As Boomerang undertook the task of complying with the requirement by replacing all of its analog units in service by the effective date, it became evident during the quarter ended September 30, 2008, that the actual customer attrition and expected future customer attrition was higher than expected. The requirement and related impact of attrition combined with slow auto sales and the economic slowdown has adversely impacted the Boomerang business.

Given the impact of the above during the quarter ended September 30, 2008, we forecast the future economic impact of these events and the possible impairment of the carrying value of our intangible assets and goodwill. Our updated forecasts indicated that Boomerang’s ability to regain profitability would take longer than originally expected. We determined, based on the factors described above coupled with the lower than previously projected operations that a triggering event had occurred and that an evaluation of the potential impairment of goodwill and other long-lived assets for the Boomerang segment was required as of September 30, 2008.

As of September 30, 2008, we tested the long-lived assets of our Boomerang segment for recoverability and determined that the contractual relationships, completed technology and tradename and trademark intangible assets were not fully recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values. In accordance with SFAS 144, we then determined the fair value of these intangible assets using a discounted cash flow method. As a result of this impairment analysis, the segment recognized an impairment charge of $1,260,000 at September 30, 2008. The impairment charge by each intangible asset class was as follows: (i) $1,193,000 for contractual relationships; (ii) $16,000 for completed technology; and (iii) $51,000 for tradename and trademark. The impairment charge is included in our Statement of Operations under the caption Impairment of intangible assets and goodwill for the year ended December 31, 2008.

As a result of the triggering events outlined above, we tested Boomerang’s goodwill for impairment as of September 30, 2008. Utilizing a discounted cash flow method we determined the fair value of the Boomerang reporting unit to be less than its carrying value. We then allocated the fair value to the reporting unit’s assets and liabilities and determined that the implied fair value of the reporting unit’s goodwill was $15,173,000, resulting in an impairment charge of $36,830,000. The impairment charge is included in our Statement of Operations under the caption impairment of intangible assets and goodwill for the year ended December 31, 2008.

The following table summarizes the changes in goodwill (in thousands):

	Domestic Segment	Boomerang Segment	Consolidated
Balance at January 1, 2007	$—	$46,287	$46,287
Foreign exchange impact	—	8,692	8,692

Balance at December 31, 2007	$—	$54,979	$54,979
Acquisition of Locator Systems	472	—	472
Acquisition of SCI	1,245	—	1,245
Impairment loss on Boomerang	—	(36,830)	(36,830)
Foreign exchange impact	—	(5,267)	(5,267)

Balance at December 31, 2008	$1,717	$12,882	$14,599

In the fourth quarter of 2007, we identified a triggering event related to customer attrition related to the analog to digital conversion and tested Boomerang’s intangible assets for potential impairment. After giving effect to estimated increased attrition, the expected undiscounted cash flows were not sufficient to recover the carrying value of the assets, and we estimated the fair value of the assets using a discounted cash flow approach. As a result of the impairment analysis, we recognized an impairment charge of $3,298,000. The impairment charge by each intangible asset class was as follows: (i) $2,712,000 for contractual relationships; (ii) $350,000 for completed technology; and (iii) $236,000 for tradename and trademark. We assigned a remaining useful life of 5 years to contractual relationships and tradename and trademark and one year to completed technology based on our revised estimate of its use.

Our intangible assets are detailed as follows (in thousands):

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Contractual relationships (1)(2)	$1,428	$194	3.0 years	$2,667	$88	5.0 years
Completed technology (1)	—	—	NA	206	35	1.0 year
Trade name and trademark (1)	82	7	3.0 years	190	6	5.0 years
Patents and other intangibles (1)	185	20	13.5 years	192	4	12.8 years

Total	$1,695	$221	4.2 years	$3,255	$133	5.2 years

(1)	Intangible asset balances as of December 31, 2008 and 2007 reflect the impairment charges recorded as of September 30, 2008 and October 31, 2007 of $1,260,000 and $3,298,000, respectively, and accumulated amortization reflects amortization expense since the dates of impairment.
(2)	Included in the carrying value of contractual relationships at December 31, 2008 are the values acquired in the 2004 acquisition of our Boomerang segment and values acquired with our acquisitions of Locator Systems and SCI in 2008.

For the years ended December 31, 2008, 2007 and 2006, amortization expense for intangible assets was $772,000, $1,236,000 and $1,244,000, respectively.

Estimated amortization expense for the next five years and thereafter for our intangible assets as of December 31, 2008 is as follows (in thousands):

2009	$520
2010	520
2011	320
2012	14
2013	10
Thereafter	90

6. OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2008	2007
Deferred costs related to deferred revenue arrangements	$9,990	$8,725
Investment in international licensees	2,037	5,831
Absolute warrants	231	2,106
Deferred compensation plan assets	1,593	1,903
Equity investment in SCI	—	1,832
Security deposits and other	554	201

Total other assets	$14,405	$20,598

Deferred Costs Related to Deferred Revenue Arrangements

As discussed in our revenue recognition policy in Note 1, revenue relating to the sales of LoJack Early Warning and certain warranty products are deferred and recognized over five years. The direct and incremental costs of these revenues, comprised of the cost of the Early Warning device and paid up insurance premiums, are also deferred and recognized over this period. The deferred cost is presented as a long-term asset.

Investment in International Licensees

As of December 31, 2008, investments in international licensees of $2,037,000 included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000 and a 6.4% interest in our French licensee, totaling $496,000.

The investment in our Mexican licensee, for which we do not exercise significant influence, is accounted for using the cost method of accounting and is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. Management periodically reviews the carrying value of this investment, based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no impairments to the fair value of this investment for all years presented. During 2008, 2007 and 2006, our Mexican licensee declared and paid dividends of $183,000, $71,000 and $75,000, respectively, which we recorded in other income.

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

Our investment in our French licensee in the form of a marketable equity security is accounted for in accordance with FAS 115, as an available-for-sale security and is valued at the quoted closing price of its market exchange as of the reporting date. If the quoted price of the investment in our French licensee were to drop below our recorded cost for an extended period of time we would evaluate the investment for impairment. In the fourth quarter of 2008, we recorded a $1,958,000 loss in other expense due to an other-than-temporary decline in our investment in our French licensee because of the quoted stock price of our investment in the licensee falling below our recorded cost for an extended period of time. We did not record any gains or losses on this investment in the years ended December 31, 2007 and 2006.

We also hold less than a 10% equity interest in our licensees in Argentina and Hong Kong, to which we have no carrying value.

Below is the revenue associated with, and the receivables outstanding from, our international licensees in which we maintain some ownership (in thousands):

Revenue for the year ended:
December 31, 2008	$27,672
December 31, 2007	$20,441
December 31, 2006	$15,575

Accounts receivable outstanding at:
December 31, 2008	$10,352
December 31, 2007	$6,448

Absolute Warrants

In June 2005, we entered into a ten year trademark license agreement with Absolute Software, Inc. to brand its consumer offering LoJack for Laptops®. In addition to an annual per unit royalty, Absolute issued to us 1,000,000 warrants to purchase Absolute’s common stock with vesting on a pro rata basis over a five year period commencing on July 1, 2006. In accordance with EITF Issue No. 00-8, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services, we have concluded that a measurement date is not achieved until the warrants become vested and exercisable. Prior to reaching a measurement date, the fair value of unvested warrants is calculated utilizing a Black-Scholes option pricing model and the earned and unearned revenue is adjusted to fair value. Once a measurement date has been reached, the fair value of vested warrants is measured and the revenue related to the vested warrants becomes fixed with revenue recognized over the remaining term of the licensing agreement. Subsequent to reaching a measurement date, the vested warrants are accounted for as derivatives under SFAS 133, which requires that the warrants be recorded at fair value at each reporting date with any changes in fair value being recorded in the income statement. We classify the gains (losses) on investments in other income (expense). During the years ended December 31, 2008, 2007 and 2006, we recognized $997,000 (contra revenue), $2,342,000 and $301,000 in revenue and ($1,290,000), $575,000 and $398,000 in other income (expense), respectively, related to the Absolute warrants, and the common shares received upon exercise of the warrants that vested in June 2008.

At December 31, 2008, there were 400,000 unvested Absolute warrants outstanding. The fair value of the unvested Absolute warrants at December 31, 2008 is $659,000, which is not recognized in the balance sheet until earned. Deferred revenue, reflecting the value of the vested warrants at the vested dates, totaling $2,628,000 at December 31, 2008 will be recognized over the remaining life of the license agreement. The earned portion of the unvested warrants totaling $231,000 at December 31, 2008 is reported as a long-term asset. At December 31, 2008, we also held 166,500 shares of Absolute common stock acquired upon exercise of the Absolute warrants in July 2008. The fair market value of these shares at December 31, 2008 is $451,000 and is accounted for as a trading security classified within marketable securities in the balance sheet as of December 31, 2008.

Investment in SCI

In October 2006, we invested $3,000,000, in cash and other non-cash considerations, to acquire a 40% equity interest in SCI for purposes of entering the cargo tracking and recovery market. In July 2008, we, along with other investors in SCI, invested an additional $2,000,000 and converted $600,000 of notes receivable into additional SCI stock. Our portion of this additional investment, $1,415,000 in cash, coupled with the conversion of our $389,000 note receivable into common stock, increased our ownership to approximately 60% of SCI after the July financing. The per share valuation of this financing round was lower than that paid at the time of our original investment in October 2006. Based upon our assessment of the current status of SCI’s business results against plans and milestones as well as valuation indicators from the recent financing, we recognized an other-than-temporary impairment in our initial equity investment in SCI of $1,017,000 which is included in equity loss in affiliate as of June 30, 2008. As a result of our increasing our interest to 60% we began consolidating the results of SCI’s operation in our consolidated financial statements beginning August 2008.

Prior to August 2008, we accounted for our investment in SCI using the equity method and recognized our pro rata share of SCI’s operating results in our consolidated statement of income. For the period January 1, 2008 through July 31, 2008 and for the years ended December 31, 2007 and 2006, we recognized $1,205,000, including the impairment charge above, $980,000 and $187,000, respectively, of SCI’s losses as an equity loss in affiliate.

7. FAIR VALUE MEASUREMENTS

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

As of December 31, 2008, we held certain assets that are required to be measured at fair value on a recurring basis. These included auction rate preferred securities, an equity investment in our French licensee (a listed security), warrants associated with a license agreement with Absolute common stock in Absolute (a listed security) and investments held in our executive deferred compensation plan.

We have invested in auction rate preferred security instruments, or ARPS, which are classified as available-for-sale securities and carried at fair value. Due to ongoing events in credit markets, the auctions for these instruments, which provide liquidity to these investments and determine the reset rates for the rate of return on these investments, continued to fail during the year ended December 31, 2008. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of December 31, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

At December 31, 2008, we held $4,050,000 in ARPS in the custody of Merrill Lynch & Co. (Merrill Lynch). The investments consisted of preferred stock issued by closed end mutual funds. On December 17, 2008 Merrill Lynch offered to purchase the outstanding ARPS at par value, and on January 2, 2009, the ARPS were repurchased by Merrill Lynch at par. At December 31, 2008, we had recorded the estimated fair value of the ARPS in marketable securities of $3,785,000 and a long term asset for the put option of $265,000 related to the Merrill Lynch settlement.

Our equity investment in our French licensee is publicly traded and a market price is readily available.

Our investments associated with our executive deferred compensation plan consist of mutual funds that are publicly traded and for which market prices are readily available.

In June 2005, we entered into a ten year trademark license agreement with Absolute to brand its consumer offering LoJack for Laptops®. In addition to an annual per unit royalty, Absolute issued to us 1,000,000 warrants to purchase Absolute’s common stock with vesting on a pro rata basis over a five year period commencing on July 1, 2006. As of December 31, 2008, we held 400,000 unvested warrants. In accordance with EITF Issue No. 00-8, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services, we have concluded that a measurement date is not achieved until the warrants become vested and exercisable. Prior to reaching a measurement date, the fair value of unvested warrants is calculated utilizing a Black-Scholes option pricing model and the earned and unearned revenue is adjusted to fair value. Once a measurement date has been reached, the fair value of vested warrants is measured and the revenue related to the vested warrants becomes fixed with revenue recognized over the remaining term of the licensing agreement. Subsequent to reaching a measurement date, the vested warrants are accounted for as derivatives under SFAS 133, which requires that the warrants be recorded at fair value at each reporting date with any changes in fair value being recorded in the statement of operations.

In July, 2008 we exercised 200,000 warrants to purchase Absolute common stock. As of December 31, 2008, we held 166,500 shares of Absolute common stock that we have designated as trading securities. These shares are a publicly traded security and a market price is readily available.

Our assets subject to recurring fair value measurement and the disclosure requirements of SFAS 157 at December 31, 2008, were as follows (in thousands):

	December 31, 2008	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Auction rate preferred securities	$3,785	$—	$—	$3,785
Auction rate preferred securities long term put option	265	—	—	265
Investment in French licensee	493	493	—	—
Deferred compensation plan investments	1,593	1,593	—	—
Marketable securities	451	451	—	—
Absolute warrants	231	—	231	—

Total net assets and liabilities measured at fair value	$6,818	$2,537	$231	$4,050

Upon our initial adoption of SFAS 157 at January 1, 2008, we classified our $4,650,000 investment in ARPS as Level 1 investments. When the auctions failed during the first quarter of 2008, we used a discounted cash flow model to compute a fair value of $4,350,000, and thus classified these investments as Level 3. During the year ended December 31, 2008, the original issuers redeemed $600,000 of our original investment and we computed the fair value of our remaining investment to be $3,785,000.

8. DEBT

Our debt consisted of the following as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Borrowings under line-of-credit facility	$2,419	$—

Long-term debt
Canadian dollar denominated term loan	$21,263	$26,477

On July 20, 2007, we entered into a five year multicurrency revolving credit and term loan agreement, or the Credit Agreement. The Credit Agreement provides for (i) a multicurrency revolving credit facility in the maximum amount of USD $50,000,000 (or its equivalent in alternate currencies); (ii) a CAD $5,000,000 revolving credit facility; and (iii) a CAD $26,000,000 term loan facility. We have the right to increase the aggregate amount available to be borrowed under the USD $50,000,000 multicurrency facility up to USD $75,000,000, subject to certain conditions, including consent of the lender.

The outstanding borrowings under the Credit Agreement totaled CAD$28,958,000 (U.S. dollar equivalent of $23,682,000) as of December 31, 2008. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of December 31, 2008 was 3.44%. The outstanding principal balance under the Credit Agreement is payable in full at maturity, which is July 2012. Interest on the loan is payable every 30, 60 or 90 days depending upon the maturity of the interest rate selected. As of December 31, 2008, we also had three irrevocable letters of credit in the aggregate amount of $1,657,000 outstanding. These letters of credit reduce the amount available to borrow under this credit agreement.

The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including minimum leverage and EBITDA ratios, minimum net worth levels and maximum capital expenditures. The payment of dividends is permitted but is limited only to the extent such payments affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the facility.

9. STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION

Preferred Stock—As of December 31, 2008, we had 10,000,000 authorized shares of $.01 par value preferred stock of which 350,000 shares have been designated as Series B Junior Participating Preferred Stock, par value $.01 per share, or the Series B Preferred Stock. The Series B Preferred Stock is reserved for issuance pursuant to Series B Preferred Share Purchase Rights (each a Right) attached to the common stock. The description and terms of the Rights are set forth in a Rights Agreement between us and American Stock Transfer and Trust Company. There were no shares of Series B Preferred Stock outstanding at December 31, 2008 or 2007.

Common Stock—As of December 31, 2008, we had 35,000,000 authorized shares of $.01 par value common stock and had reserved 3,342,712 shares for the future issuance and exercise of stock options.

Incentive Plan—In May 2008, our shareholders approved the 2008 Stock Incentive Plan, or the Incentive Plan, which provides for the issuance of stock options and the granting of restricted stock to our executive officers, officers and other key employees. A total of 2,090,000 shares of common stock were authorized for issuance under the Incentive Plan, consisting of 2,000,000 new shares and 90,000 shares allocated from our 2003 Stock Incentive Plan which we terminated in May 2008. All shares issued under the Incentive Plan are registered shares newly issued by the Company. The stock options are granted at exercise prices equal to the fair market value of our common stock on the date of grant. Options generally become exercisable over periods of two to five years and expire over periods of seven to ten years from the date of the grant. At December 31, 2008, there were 1,578,155 shares available for future grant under the Incentive Plan.

The following table presents activity of all stock options for the year ended December 31, 2008:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	1,384,188	$10.86
Granted	497,404	8.18
Exercised	(10,511)	10.52
Cancelled or forfeited	(106,524)	15.17

Outstanding at December 31, 2008	1,764,557	$9.93	5	$27

Vested and expected to vest at December 31, 2008	1,749,542	$9.89	5	$26
Exercisable at December 31, 2008	1,039,949	$8.96	5	$—

The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $4.12 per share as of December 31, 2008.

The total intrinsic values of options exercised for the years ended December 31, 2008, 2007 and 2006 were $23,000, $7,203,000 and $9,693,000, respectively. Cash proceeds from the exercise of stock options were $118,000, $4,898,000 and $5,272,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Income tax benefits (deficiencies) realized from the exercise of stock options for the years ended December 31, 2008, 2007 and 2006 were ($358,000), $2,836,000 and $3,648,000, respectively. The income tax benefit in excess of previously recognized stock compensation expense is recognized in additional paid-in-capital.

As of December 31, 2008, there was $2,641,000 of unrecognized compensation cost related to our stock option plans. The cost is expected to be recognized over a weighted average period of 2 years.

Unvested Stock—Unvested stock represents shares of common stock that are subject to the risk of forfeiture until the fulfillment of specified conditions. Our unvested stock awards generally cliff vest either on the second or third anniversary date of the grant.

For grants which vest based on certain specified performance criteria, the grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. For grants that vest through only the passage of time, the grant date fair value of the award is recognized over the vesting period. The fair value of unvested stock awards is determined based on the number of shares granted and the market value of our shares on the grant date. For the years ended December 31, 2008, 2007 and 2006, $876,000, $2,477,000 and $1,987,000 of compensation expense, respectively, has been recorded in operating expenses for unvested stock awards. As of December 31, 2008, there was $3,310,000 of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under our stock plans which is expected to be recognized as compensation expense in the amounts of $2,626,000, $523,000, and $161,000 for the years ended December 31, 2009, 2010 and 2011, respectively.

The following table presents activity of all unvested stock for the year ended December 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	283,667	$18.80
Granted	419,366	8.18
Vested	(79,170)	14.99
Forfeited/cancelled	(221,150)	13.39

Unvested at December 31, 2008	402,713	$11.45

As of December 31, 2008 there were 73,600 unvested shares that are subject to performance conditions.

The following table presents the total amount of stock-based compensation expense included in our consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006, respectively (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cost of goods sold	$94	$132	$261
Product development	122	325	296
Sales and marketing	601	679	679
General and administrative	1,505	2,694	3,011

Stock-based compensation expense	2,322	3,830	4,247
Income tax benefits	(626)	(1,212)	(1,319)

Total stock-based compensation expense, net	$1,696	$2,618	$2,928

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

During 2008, the Board of Directors deemed the previous performance targets improbable of achievement and issued new performance awards for 2009 based upon the then current 2009 budget. There was no impact on recorded compensation. Stock-based compensation expense recognized for all equity-based awards is net of estimated forfeitures.

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

The weighted-average assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2008, 2007 and 2006, respectively, were as follows:

	December 31,
	2008	2007	2006
Range of risk-free interest rates	2.29%-4.49%	4.71%	4.58%-4.85%
Expected life (in years)	4	5	5
Expected volatility	45%	45%	46%
Dividend yield	0%	0%	0%
Weighted average grant date fair value	$3.13	$9.16	$8.98

Employee Stock Purchase Plan—In May 2002, our stockholders authorized 250,000 shares of common stock to be available for our ESPP. In May 2004, our stockholders voted to increase the shares available under the ESPP to 1,000,000 shares. The ESPP is open to all employees in the United States who have at least six months of service and allows eligible employees to purchase our stock at the lower of 85% of the fair market value of the shares on the offering date or the purchase date, which is six months after commencement of the offering date. For the years ended December 31, 2008, 2007 and 2006, 240,049, 96,785 and 87,715 shares, respectively, were issued under the plan.

The weighted-average ESPP assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2008, 2007 and 2006, respectively, were as follows:

	December 31,
	2008	2007	2006
Range of risk-free interest rates	2%	3.35%-5.00%	5.00%-5.16%
Expected life (in months)	6	6	6
Expected volatility	39.38%	28.91%	31.69%
Dividend yield	0%	0%	0%
Weighted average grant date fair value	$3.35	$3.87	$3.93

Stock Repurchase Plans—On February 28, 2006, our Board of Directors authorized a new stock repurchase plan, or the 2006 Repurchase Plan. The 2006 Repurchase Plan authorized us to purchase up to 2,000,000 shares of our outstanding common stock on or before February 25, 2008. From the date of the adoption of the 2006 Repurchase Plan through December 18, 2006 we repurchased 1,244,566 shares. On December 19, 2006 the

Board of Directors increased the remaining authorization to 2,000,000 shares. On February 15, 2008 our Board of Directors approved an increase of 1,000,000 shares to our repurchase program for a 10b-5-1Plan and additionally renewed the remaining management discretion authority to repurchase 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. For the years ended December 31, 2008, 2007 and 2006 we repurchased 1,318,222, 1,104,819 and 1,293,866 shares of common stock at an average price per share of $10.83, $18.85 and $19.65, respectively. At December 31, 2008 there are 1,681,778 shares available for repurchase under the 2006 Repurchase Plan.

10. INCOME TAXES

The components of income (loss) before taxes are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
United States	$(8,789)	$24,450	$14,476
Foreign	(23,097)	8,296	10,059

	$(31,886)	$32,746	$24,535

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$(197)	$10,651	$8,641
State	341	1,801	1,131
Foreign	2,615	2,978	3,441

Total	2,759	15,430	13,213

Deferred:
Federal	(1,114)	(2,245)	(4,534)
State	(92)	(346)	(220)
Foreign	(750)	(1,498)	(431)

Total	(1,956)	(4,089)	(5,185)

Provision for income taxes	$803	$11,341	$8,028

The difference between our effective income tax rate and the United States statutory rate is reconciled below:

	Year Ended December 31,
	2008	2007	2006
U.S. statutory rate	35%	35%	35%
State taxes, net of federal benefit	1	2	2
Release of tax contingency	—	—	(4)
Boomerang Goodwill Impairment	(42)	—	—
Foreign rate differential	19	(9)	(8)
Unbenefited foreign losses	(11)	5	6
Other, net	(4)	2	2

Effective income tax rate	(2)%	35%	33%

The tax effects of the items comprising our net deferred tax asset as of December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Accruals not currently deductible	$6,376	$5,529
Revenue recognized for tax purposes	11,513	9,910
Net operating loss carryforwards	5,174	2,873

Total gross deferred tax assets	23,063	18,312
Valuation allowance	(5,744)	(2,744)

Net deferred tax assets	17,319	15,568

Deferred tax liabilities:
Depreciable assets	(682)	(784)
Tax credits	(34)	(56)
Intangible assets	(786)	(868)
Software development costs	(195)	—
Absolute warrants	—	(194)
FAS 115 -Investments in equity securities	—	(716)

Total deferred tax liabilities	(1,697)	(2,618)

Net deferred tax assets	$15,622	$12,950

As of December 31, 2008, we have domestic federal net operating loss carryforwards related to our investment in SCI of $278,000 and a state net operating loss carryforward of approximately $1,732,000 which will expire at various dates through 2026.

At December 31, 2008, we had foreign net operating loss carry forwards of approximately $16,345,000 primarily related to our operations in Italy, the majority of which have an indefinite life, the exceptions being the 2008 loss of approximately $5,800,000 related to our operations in Italy, which has a five year carry-forward life, and Boomerang’s 2008 loss of approximately $971,000, which has a twenty year carry-forward life. The realization of these net operating losses is not considered to be more likely than not and a full valuation allowance has been provided on the deferred tax assets. We have also incurred losses in SCI, as well as certain capital losses which were not considered realizable at December 31, 2008 and for which a full valuation allowance has been provided. The valuation allowance increased by $3,000,000, $1,314,000 and $1,259,000 during the years ended December 31, 2008, 2007 and 2006, respectively, due to changes in these deferred tax assets. If sufficient evidence of our ability to generate future taxable income in those jurisdictions or our ability to generate sufficient capital gains becomes apparent, we may reduce our valuation allowance, which would result in income tax benefits in our consolidated statement of operations.

We do not provide for federal income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States. If repatriated, additional US federal income taxes of approximately $5,347,000 on these earnings would be due, based on the current tax rates in effect.

Uncertain Tax Positions

Effective January 1, 2007, we adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 is an interpretation of FASB Statement 109, Accounting for Income Taxes. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes. The cumulative effect of adopting FIN

48 on January 1, 2007 resulted in a reduction in retained earnings of $1,879,000, an increase in deferred tax assets of $386,000 and an increase in income taxes payable of $2,265,000 related to uncertain tax benefits, which reflects the change in the recognition or measurement criteria under FIN 48.

During 2008 and 2007, the total amount of unrecognized tax benefits was as follows (in thousands):

Balance at January 1, 2007	$2,265
Settlement with tax authorities	(214)
Lapse of statute of limitations	(88)
Other changes in unrecognized tax benefits and related remeasurements	3

Balance at December 31, 2007	$1,966
Settlement with tax authorities	(789)
Lapse of statute of limitations	(90)

Balance at December 31, 2008	$1,087

During 2008, we paid $478,000 with the voluntary filing of U.S. amended tax returns for tax years 2003 through 2006. We also settled an IRS audit for tax years 2005 and 2006 which released another $311,000 of our FIN 48 liability in 2008. We do not expect any material changes in the next twelve months. To the extent the remaining unrecognized benefits are ultimately recognized, we estimate that approximately $1,087,000 will impact our effective tax rate.

Our accounting policy is to recognize interest and penalties related to income tax matters within income tax expense. As of the adoption date, we had $248,000 and $308,000 accrued for potential penalties and interest, respectively. We also accrued potential penalties and interest of $151,000 and $169,000, respectively, related to these unrecognized tax benefits during 2007. In total, as of December 31, 2007, we have recorded a liability for potential penalties and interest of $400,000 and $325,000, respectively. We have also reduced our potential penalties by $249,000 due to settlement of an IRS audit for tax years 2005 and 2006 and we have accrued interest of $100,000 related to these unrecognized tax benefits during 2008. In total, as of December 31, 2008, we have recorded a liability for potential penalties and interest of $151,000 and $425,000, respectively.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters for tax years through 2006. In addition, substantially all material state, local, and foreign income tax matters have been concluded for tax years through 2003.

11. COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments—We lease various facilities, equipment and vehicles under operating leases whose terms expire from 2009 to 2014. Certain facility and equipment leases contain renewal options ranging from one to five years. Certain of our facility and equipment leases contain escalation clauses. For facility leases, we record the total expense of the lease on a straight-line basis over the estimated term of lease.

Minimum annual lease payments under operating leases as of December 31, 2008 are as follows (in thousands):

2009	$4,990
2010	4,011
2011	3,323
2012	1,715
2013	1,231
Thereafter	5,770

Total	$21,040

Rental expense under operating leases aggregated approximately $5,845,000, $5,150,000 and $5,962,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Purchase Commitments and Milestone Payments—In the fourth quarter of 2008, we placed purchase orders to fulfill our estimated calendar year 2009 production requirements. As of December 31, 2008, the remaining outstanding commitments on these purchase orders included non-cancelable commitments of approximately $19,782,000. We are also committed to our suppliers for certain system components and tooling equipment of $742,000.

Loan Guarantees—We guarantee the unamortized value of LoJack Units purchased by customers via auto loans underwritten by a certain financing company. Under this agreement, we will reimburse participating dealers the unamortized cost of a financed LoJack Unit upon a borrower’s default within the initial eighteen months of the auto loan. This agreement terminates effective December 31, 2009 but can be renewed for a subsequent one year term.

Payment to the participating dealers is remitted by us under this agreement on a claim-by-claim basis. Based on the unamortized cost of units sold, our maximum potential amount of future payments under this agreement is $1,263,000 as of December 31, 2008. Our expected obligation is accrued for based on sales to the participating dealers and industry default statistics. As of December 31, 2008 we had accrued $90,000 under this guarantee. Accruals for loan guarantees are charged as a reduction of revenue in the statement of operations.

Contingencies—From time to time, we are engaged in certain legal matters arising in the ordinary course of business and in certain matters more fully described below. In our opinion, we have adequate legal defenses or insurance coverage with respect to these actions and believe that the ultimate outcomes will not have a material adverse effect on our financial position.

China Related Litigation

On November 21, 2007, LoJack Ireland Ltd. instituted an arbitration proceeding seeking to enforce our post-termination rights and the post-termination obligations of our former China licensee, Kington Holdings Limited, or Kington. We terminated the license agreement on November 12, 2007 based upon the licensee’s default and failure to perform its obligations under the license agreement. Under the license agreement, exclusive jurisdiction for the resolution of controversies under or relating to the license agreement is in binding arbitration in Boston, Massachusetts, under the rules of the American Arbitration Association. On September 26, 2008, Kington formally filed a counterclaim against LoJack Ireland, claiming breach of contract by LoJack Ireland, seeking $269,250,000 in damages and expenses and seeking to treble those damages. In the alternative, Kington seeks specific performance by LoJack Ireland under the license agreement. In October 2008, the arbitrator awarded LoJack Ireland a preliminary injunction enjoining and restraining Kington from: (a) competing with LoJack Ireland for a period of one year from the date of termination of the license agreement; (b) using or transferring the radio frequency rights granted by government agencies and all other permits, approvals, authorizations and licenses relating to operation of the LoJack System in China; and (c) using or disclosing LoJack proprietary information. The matter was arbitrated in Boston, Massachusetts in February 2009 and the parties are awaiting the binding decision of the arbitrator. We cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. If the final resolution of this lawsuit is unfavorable to us, our financial condition and results of operations might be materially adversely impacted.

On September 30, 2008, Kington also filed a claim against LoJack Corporation in Massachusetts Superior Court alleging interference with contractual relations and seeking both injunctive relief to prevent us from issuing a new license in China and a declaration that we are liable for any damages that Kington may be awarded against LoJack Ireland in the aforementioned arbitration proceedings. The Massachusetts Superior Court granted LoJack Corporation’s motion to stay this proceeding until April 2009.

As of December 31, 2008, management does not believe a loss is probable nor is an estimate of any loss determinable.

California Class Action Litigation

On April 5, 2006, a suit was filed against LoJack Corporation in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. The plaintiff contends that we improperly credited break time and overtime pay and seeks unspecified monetary and injunctive relief. In September 2007, the United States District Court for the Central District of California dismissed the plaintiff’s federal law claims which represented the largest part of our potential exposure. The plaintiff appealed the District Court’s decision and, on February 4, 2009, the case was argued before the Ninth Circuit Court of Appeals. We are currently awaiting the decision from the Ninth Circuit.

Due to the dismissal of the plaintiff’s claims in federal court as discussed above, in November 2007, plaintiff also filed state law claims in California State Court. In January 2008, we removed the state law claims to the United States District Court for the Central District of California. The plaintiff filed a motion to remand back to California State Court and that motion was subsequently granted. The plaintiff’s motion for class certification and our motion for summary judgment and opposition to class certification are set to be heard in April 2009. We cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. If the final resolution of this lawsuit is unfavorable to us, our financial condition and results of operations might be materially adversely impacted. As of December 31, 2008, management does not believe a loss is probable nor is an estimate of any loss determinable as the proposed class has not been certified.

12. EMPLOYEE BENEFIT PLANS

We have a defined contribution plan under Section 40l(k) of the Internal Revenue Code to provide retirement benefits covering substantially all full-time domestic employees. Under the provisions of the plan, employees are eligible to contribute a portion of their compensation within certain limitations as established by the plan and the Internal Revenue Code. Annually, we match a percentage of employee contributions on a discretionary basis as determined by the Board of Directors. Our Board of Directors elected to match 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of the participants’ compensation, for the years ended December 31, 2008, 2007 and 2006, subject to certain limitations. Company contributions become fully vested after five years of continuous service. Company contributions related to the plan were approximately $1,365,000, $1,285,000, and $1,145,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

In December 2004, we established a nonqualified deferred compensation plan for the benefit of our key employees. The plan allows for eligible employees to defer a percentage of their total cash compensation. We will match 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of their total cash compensation. Company contributions become 100% vested three years after contribution. We may also make discretionary contributions to the deferred compensation. Employee deferrals and Company contributions began in the first quarter of 2005. During 2008, 2007 and 2006, we contributed approximately $176,000, 207,000 and $199,000, respectively, to the plan.

13. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

We have three separately managed and reported business segments: domestic, international and Boomerang. The accounting policies of our segments are consistent with those policies described in Note 1.

Our domestic segment sells products that operate in all or a portion of 26 states and the District of Columbia, in the United States.

Our international segment sells products, licenses or owns and operates LoJack proprietary vehicle recovery technology in 32 countries and territories throughout Europe, Asia, Africa and Latin and South America.

In October 2004, we acquired Boomerang, a provider of stolen vehicle recovery in Canada. We consider Boomerang as its own operating segment.

In 2008 we acquired the assets of Locator Systems, and SCI, providers of technology for the tracking and recovery of people at risk and valuable cargo and business information, respectively. The financial statement impact of these business is included in the domestic segment below.

The following table presents information about our operating segments for the years ended December 31, 2008, 2007 and 2006 (in thousands). Certain general overhead costs have been allocated to the domestic and international segments based on methods considered to be reasonable by our management. Income taxes have been allocated to the domestic and international segments using our effective tax rate.

	Domestic Segment	International Segment	Boomerang Segment	Consolidated
Year ended December 31, 2008

Revenue	$116,244	$63,735	$18,700	$198,679
Depreciation and amortization	6,602	440	1,583	8,625
Impairment of intangible assets and goodwill			38,090	38,090
Interest income	1,466	582	36	2,084
Interest expense	164		1,079	1,243
Income tax expense (benefit)	(1,076)	3,061	(1,182)	803
Segment net (loss) income	(8,872)	15,516	(39,174)	(32,530)
Capital expenditures	5,442	563	691	6,696
Segment assets	125,684	50,622	19,570	195,876
Deferred revenue	52,599	1,006	9,603	63,208

Year ended December 31, 2007

Revenue	$148,520	$53,745	$20,484	$222,749
Depreciation and amortization	5,286	270	2,314	7,870
Loss on impairment of intangible assets			3,298	3,298
Interest income	1,289	1,542	35	2,866
Interest expense			1,249	1,249
Income tax expense (benefit)	9,905	3,558	(2,122)	11,341
Segment net income (loss)	10,984	14,567	(4,146)	21,405
Capital expenditures	6,124	770	1,198	8,092
Segment assets	134,776	45,814	65,221	245,811
Deferred Revenue	48,504	2,516	11,865	62,885

Year ended December 31, 2006

Revenue	$146,953	$46,416	$19,919	$213,288
Depreciation and amortization	4,729	199	2,406	7,334
Interest income	628	692	44	1,364
Interest expense	20	17	1,078	1,115
Income tax expense (benefit)	2,697	5,403	(72)	8,028
Segment net income (loss)	9,982	6,716	(191)	16,507
Capital expenditures	7,365	1,066	1,119	9,550
Segment assets	123,181	29,291	57,481	209,953
Deferred revenue	44,132	1,300	11,316	56,748

The following table presents information about our geographic revenue, based on the location of our customers, for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
United States	$116,244	$148,519	$146,953
Africa, primarily South Africa	15,189	11,460	10,470
Latin American and Caribbean countries	44,106	34,177	31,288
Canada	18,700	20,484	19,919
Europe and Asia	4,440	8,109	4,658

Total	$198,679	$222,749	$213,288

The following table presents information about our long-lived assets as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Canada	$2,141	$2,768
United States	17,777	18,819
Europe and other	1,823	1,846

Total	$21,741	$23,433

14. UNAUDITED QUARTERLY RESULTS

Our unaudited quarterly results are summarized below (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Year Ended December 31, 2008

Revenue	$46,129	$51,439	$52,887		$48,224
Gross profit	23,816	27,297	28,722		24,327
Net income (loss)	994	992	(34,687	)(1)	171
Basic earnings (loss) per share	$0.06	$0.06	$(2.05)		$0.01
Diluted earnings (loss) per share	$0.05	$0.06	$(2.05)		$0.01

Year Ended December 31, 2007

Revenue	$54,098	$58,223	$55,103		$55,325
Gross profit	29,675	33,735	31,403		29,311
Net income	6,119	6,713	6,250		2,323	(2)
Basic earnings per share	$0.33	$0.36	$0.34		$0.13
Diluted earnings per share	$0.32	$0.35	$0.33		$0.12

(1)	In the third quarter of 2008, we recognized a pre-tax impairment charge of $ $38,090,000, or $37,728,000, net of tax.
(2)	In the fourth quarter of 2007, we recognized a pre-tax impairment charge of $ $3,298,000, or $2,242,000, net of tax.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our current Executive Chairman, Chief Financial Officer, and Corporate Controller and Chief Accounting Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is effective.

Our assessment of the effectiveness of our internal control over financial reporting was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 80.

Changes in Internal Control over Financial Reporting

Except as discussed below, no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Prior Year Material Weakness

As previously disclosed in the Company’s Annual Report on Form 10-K as of December 31, 2007, management concluded that the Company’s internal controls over financial reporting were not effective. The Company’s controls to ensure that its international tax consequences were properly assessed and reported in the Company’s consolidated financial statements were not effective. This deficiency was a material weakness.

During the year ended December 31, 2008, the Company implemented the following measures to address this material weakness: (i) assessed the adequacy of the Company’s internal resources, (ii) hired two experienced tax professionals, (iii) strengthened the oversight and review of tax calculations and compliance documentation by engaging external advisors to perform a review of internally prepared calculations and documentation.

The Company believes that these actions have strengthened the Company’s internal control over financial reporting and addressed the material weakness identified above. Based on the Company’ testing of the enhancements to the income tax related controls, management determined that, as of December 31, 2008 the Company had remediated the material weakness in internal control over financial reporting as disclosed in the Annual Report on Form 10-K as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LoJack Corporation

Boston, Massachusetts

We have audited the internal control over financial reporting of LoJack Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 13, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 13, 2009

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

Our Amended and Restated Code of Business Conduct and Ethics, or the Code of Business Conduct and Ethics, applies to our directors, officers and employees. The Code of Business Conduct and Ethics is posted on our website, www.lojack.com, under the heading “ABOUT US”, then under the heading “Investor Relations”. Any waiver for directors or executive officers from a provision of the Code of Business Conduct and Ethics must be approved by our Board of Directors and shall be disclosed on a Form 8-K within four business days. Additionally, we intend to satisfy our disclosure requirement regarding any amendment to the Code of Business Conduct and Ethics by posting such information on our website within four business days.

Our website address is included in this Annual Report on Form 10-K as a textual reference only and the information in our website is not incorporated by reference into this Annual Report on Form 10-K.

See Item 1, Business—Executive Officers of the Registrant.

The remainder of the information required by this Item 10 is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 20, 2009 under the headings “Proposal No. 1—Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11—EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 20, 2009 under the headings “Executive Compensation” and “Compensation of Directors” and “Proposal No.  1—Election of Directors.”

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 20, 2009 under the headings “Security Ownership of Certain Beneficial Owners and Management Shareholders” and “Securities Authorized For Issuance Under Equity Compensation Plans.”

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 20, 2009 under the heading “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 20, 2009 under the heading “Auditors.”

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following documents are filed as part of this annual report:

The financial statements and report of the independent registered public accounting firm required by this Item are included in Part II, Item 8.

(b)	Exhibits

3A.	Amended By-Laws (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 1992, filed with the Commission, File No. 001-08439).

3B.	Restated Articles of Organization, as amended (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on October 13, 2004, File No. 001-08439).

4A.	Amended Specimen Share Certificate (incorporated by reference to Exhibit 4A to File No. 2-98609).

4B.	Rights Agreement, dated December 17, 1999, between the Company and American Stock Transfer and Trust Company (incorporated by reference to the Company’s registration statement on Form 8-12G, filed with the Commission on December 20, 1999, File No. 28563).

10A.	Multicurrency Revolving Credit and Term Loan Agreement dated July 20, 2007 by and among the Company, Citizens Bank of Massachusetts and the Royal Bank of Canada (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2007 File No.001-08439).

10B.++	Restated and Amended Stock Incentive Plan, as restated February 28, 2001, and as amended on October 11, 2001 and December 23, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Commission, File No. 001-08439 (“the 2002 Form 10-K”)).

10C.++	Form of Senior Management Option Agreement (incorporated by reference to the 2002 Form 10-K).

10D.++	Form of Non-Employee Director Option Agreement (incorporated by reference to the 2002 Form 10-K).

10E.++	LoJack Corporation 2003 Stock Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (“the 2003 Form 10-K”))..

10F.++	Form of LoJack Corporation 2003 Stock Incentive Plan Stock Option Agreement (incorporated by reference to the 2003 Form 10-K).

10G.++	Form of LoJack Corporation Restricted Stock Agreement for Officers (incorporated by reference to the 2003 Form 10-K).

10H.	Boomerang Tracking Inc. Amendment to the Bell Mobility Contract. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission, File No. 001-08439).

10I.	Royal Business OperatingLine Agreement, by and among Boomerang Tracking, Inc. and Royal Bank of Canada, dated May 20, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with Commission on August 9, 2005, File No. 001-08439).

10J.++	Forms of Single and Double Trigger Change of Control Agreements. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2006, File No. 001-08439).

10K.++	Summary of LoJack Corporation Director Compensation. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 25, 2006, File No. 001-08439).

10L.	Preferred Stock Purchase Agreement by and between SCIN, Inc. and LoJack Corporation dated October 12, 2006. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with Commission on November 9, 2006, File No. 001-08439).

10M.++	Retirement and Noncompetition Agreement by and between Joseph F. Abely and LoJack Corporation, dated November 17, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with Commission on November 21, 2006, File No. 001-08439).

10N.++	Amendment No. 5 to the LoJack Corporation 2003 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on November 5, 2007, File No. 001-08439).

10O.++	LoJack Corporation Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on February 19, 2008, File No. 001-08439).

10P.	Agreement for the Manufacturing & Supply of VLU 5 Products, by and between Plextek Limited, LoJack Equipment Ireland Limited, and LoJack Operating Company LP, effective January 1, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008, filed with the Commission on May 12, 2008, File No. 001-08439).

10Q.++	Separation Agreement between LoJack Corporation and Michael Umana dated June 23, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 11, 2008, File No. 001-08439).

10R.++	LoJack Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement dated April 9, 2008, filed with the Commission on April 9, 2009, File No. 001-08439).

10S.++	Form of LoJack Corporation 2008 Stock Incentive Plan Stock Option Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 22, 2008, File No. 001-08439).

10T.++	Form of LoJack Corporation 2008 Stock Incentive Plan Restricted Stock Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 22, 2008, File No. 001-08439).

10U.++	Form of LoJack Corporation 2008 Stock Incentive Plan Restricted Stock Agreement (Incentive Stock) (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 22, 2008, File No. 001-08439).

21.*	Subsidiaries of the Registrant.

23.*	Consent of Deloitte & Touche LLP.

31.1.*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.2.*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.3.*	Rule 13a-14(a)/15(d)–14(a) Certification.

32.*	Certification Pursuant to 18 U.S.C Section 1350. (furnished)

*	Indicates an exhibit which is filed herewith.
++	Indicates an exhibit which constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Westwood, Commonwealth of Massachusetts, on the 13th day of March 2009.

LOJACK CORPORATION
(Registrant)

By:	/s/ RICHARD T. RILEY
Richard T. Riley
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ RICHARD T. RILEY Richard T. Riley	Executive Chairman	March 13, 2009

/s/ RONALD V. WATERS III Ronald V. Waters III	President, Chief Executive Officer and Director	March 13, 2009

/s/ TIMOTHY P. O’CONNOR Timothy P. O’Connor	Senior Vice President and Chief Financial Officer (principal financial officer)	March 13, 2009

/s/ RORY J. COWAN Rory J. Cowan	Director	March 13, 2009

/s/ JOHN H. MACKINNON John H. MacKinnon	Director	March 13, 2009

/s/ ROBERT J. MURRAY Robert J. Murray	Director	March 13, 2009

/s/ ROBERT L. REWEY Robert L. Rewey	Director	March 13, 2009

/s/ HARVEY ROSENTHAL Harvey Rosenthal	Director	March 13, 2009

/s/ MARIA RENNA SHARPE Maria Renna Sharpe	Director	March 13, 2009

/s/ BRIAN D. BOYCE Brian D. Boyce	Corporate Controller and Chief Accounting Officer (principal accounting officer)	March 13, 2009