Form 10-Q
period 2009-03-31
LOJACK CORP
filed 2009-05-11
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company.” See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 8, 2009, there were 17,846,369 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,383	$57,888
Marketable securities at fair value	480	4,236
Accounts receivable—Net	35,588	42,978
Inventories	16,940	14,655
Prepaid and other expenses	4,715	4,420
Prepaid income taxes	3,839	3,606
Deferred income taxes	6,314	6,330

Total current assets	124,259	134,113
PROPERTY AND EQUIPMENT—NET	21,025	21,741
DEFERRED INCOME TAXES	9,251	9,544
INTANGIBLE ASSETS—NET	1,329	1,474
GOODWILL	14,323	14,599
OTHER ASSETS—NET	13,480	14,405

TOTAL ASSETS	$183,667	$195,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$2,497	$2,419
Accounts payable	5,211	6,573
Accrued and other liabilities	7,067	7,035
Current portion of deferred revenue	23,628	24,229
Accrued compensation	4,858	7,116

Total current liabilities	43,261	47,372
LONG TERM DEBT	20,807	21,263
DEFERRED REVENUE	37,311	38,979
DEFERRED INCOME TAXES	160	252
OTHER ACCRUED LIABILITIES	1,466	1,496
ACCRUED COMPENSATION	1,959	2,200

Total liabilities	104,964	111,562

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 8)

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding 17,850,268 at March 31, 2009 and 17,447,449 at December 31, 2008	178	174
Additional paid-in capital	15,479	14,833
Accumulated other comprehensive income	8,488	8,169
Retained earnings	54,230	60,658

Total LoJack Corporation and subsidiaries stockholders’ equity	78,375	83,834
Noncontrolling interest in subsidiary	328	480

Total equity	78,703	84,314

TOTAL LIABILITIES AND EQUITY	$183,667	$195,876

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Revenue	$27,841	$46,129
Cost of goods sold	14,232	22,313

Gross profit	13,609	23,816

Costs and expenses:
Product development	1,600	1,782
Sales and marketing	7,575	11,089
General and administrative	8,958	8,199
Depreciation and amortization	1,691	1,744

Total	19,824	22,814

Operating (loss) income	(6,215)	1,002

Other income (expense):
Interest income	157	599
Interest expense	(150)	(319)
Equity loss in affiliate	—	(127)
Other, net	(592)	202

Total	(585)	355

(Loss) Income before (benefit) provision for income taxes and net loss of noncontrolling interest	(6,800)	1,357
(Benefit) Provision for income taxes	(220)	363

Net (loss) income	(6,580)	994
Less: Net (loss) attributable to the noncontrolling interest	(152)	—

Net (loss) income attributable to LoJack Corporation	$(6,428)	$994

(Loss) Earnings per share attributable to LoJack Corporation:
Basic	$(0.38)	$0.06

Diluted	$(0.38)	$0.05

Weighted average shares:
Basic	17,059,046	17,984,819

Diluted	17,059,046	18,380,911

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,580)	$994
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	992	551
Depreciation and amortization	1,888	2,327
Fair value adjustment to warrants	(141)	478
Allowance for doubtful accounts	(60)	334
Deferred income taxes	(82)	165
Loss (gain) on disposal of property and equipment	3	(25)
Gain on sale of marketable securities	(30)	(28)
Excess tax (deficit) benefit related to stock option plan	—	(182)
Equity loss in affiliate	—	127
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	7,480	2,513
Inventories	(2,328)	(1,897)
Prepaid and other expenses	(321)	(486)
Prepaid income taxes	(232)	—
Other assets	270	10
Accounts payable	(1,346)	170
Accrued and other liabilities	(2,252)	(2,659)
Deferred revenue	(1,681)	(212)

Net cash (used in) provided by operating activities	(4,420)	2,180

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,177)	(1,193)
Purchase of marketable securities	—	(1,922)
Proceeds from the sale of marketable securities	4,051	9,963
Other	—	25

Net cash provided by investing activities	2,874	6,873

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	—	100
Excess tax benefit related to stock option plan	—	182
Repayment of debt	(923)	—
Proceeds from debt	1,064	1,347
Repurchase of common stock	—	(6,265)
Other	(43)	—

Net cash provided by (used in) financing activities	98	(4,636)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(57)	(203)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,505)	4,214
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	57,888	56,556

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,383	$60,770

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared by LoJack Corporation and its subsidiaries, or “LoJack”, “we”, “our”, or “the Company”, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements include the accounts of LoJack, its wholly-owned subsidiaries, and SCIntegrity, or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows. The results reported in these consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.

The following information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or SFAS 160. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted SFAS 160 in the first quarter of 2009. SFAS 160, which was retrospectively applied relative to presentation and disclosure requirements, requires the noncontrolling interest to be separately presented as a component of stockholders’ equity on the consolidated balance sheet and on the consolidated statement of operations.

As of March 31, 2009, the noncontrolling interest in subsidiary was $328,000 as compared to $480,000 as of December 31, 2008. The change of $152,000 is their portion of the subsidiary loss was reflected in the statement of operations for the three months ended March 31, 2009. No other comprehensive loss components are attributed to the noncontrolling interest.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 was effective for us beginning January 1, 2009. Our adoption of SFAS 161 did not have a material impact on our consolidated financial position as of March 31, 2009 or our results of operations for the three months ended March 31, 2009.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal periods beginning after November 15, 2008. We adopted SFAS 157 to our nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with business combinations and intangible assets. Our adoption of SFAS 157 for nonfinancial assets and liabilities did not have a material impact on our consolidated financial position as of March 31, 2009 or our results of operations for the three months ended March 31, 2009.

In April 2009, the FASB issued three FASB Staff Positions, or FSPs, related to fair value measurement and disclosure. FSP FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly, provides additional guidance on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. The FASB also issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments, amending the accounting guidance for other-than-temporary impairments of debt securities and the disclosure requirements of equity securities and debt securities. The FASB also issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-2 and APB 28-1 requires the disclosure of fair value for assets and liabilities within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, for interim periods. These pronouncements are not expected to have a material impact on our financial position or results of operations but will require additional disclosures once adopted. We will adopt these FSPs during the quarter ended June 30, 2009.

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

A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended March 31, 2009 and 2008, respectively, is as follows:

	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Weighted average shares for basic	17,059,046	17,984,819
Dilutive effect of unvested stock	—	112,216
Dilutive effect of stock options	—	283,876

Weighted average shares for diluted	17,059,046	18,380,911

For the three months ended March 31, 2009, all shares of stock issuable pursuant to stock options and unvested stock have not been considered for dilution as their effect would be anti-dilutive. Options to purchase 596,863 shares of common stock were outstanding as of March 31, 2008 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares, and the effect of including these securities would have been antidilutive. Performance shares totaling 73,600 and 68,300 were excluded from the computation of earnings per share as of March 31, 2009 and 2008, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.

3. Inventories

Inventories are classified as follows (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$566	$545
Work in process	1,053	1,163
Finished goods, net	15,321	12,947

Total inventories	$16,940	$14,655

4. Stock Compensation

Stock Options

A summary of option activity during the three month period ended March 31, 2009 is presented below:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	1,764,557	$9.93
Granted	683,300	4.16
Cancelled	(14,910)	13.99

Outstanding at March 31, 2009	2,432,947	$8.26	5	$349

Vested and unvested expected to vest at March 31, 2009	2,391,447	$8.30	6	$336
Exercisable at March 31, 2009	1,132,058	$9.63	6	$—

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

A summary of unvested stock activity during the three month period ended March 31, 2009 is presented below:

	Unvested Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	402,713	$11.35
Granted	125,500	4.16
Vested	(42,229)	22.22

Unvested at March 31, 2009	485,984	$8.55

5. Derivatives

We manage future foreign exchange exposures that cause both earnings and cash volatility by utilizing a hedging strategy as long as the exposure is material and the hedge cost effective.

During the first quarter of 2009, we entered into two forward contracts to purchase Euros as part of our strategy to hedge our corporate tax exposure, which is denominated in Euros, at our Irish subsidiary. The fair value of these derivative contracts is included in other assets on the balance sheet as of March 31, 2009. These derivative contracts mature in less than one year.

These contracts did not have a material impact on our statement of position for the quarter.

6. Investments and Fair Value Measurements

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

As of March 31, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These included investments held in our Executive Nonqualified Deferred Compensation Plan, an equity investment in our French licensee (a listed security), warrants associated with a license agreement with Absolute Software, and marketable securities, which consisted solely of common stock in Absolute Software (a listed security).

Our investments associated with our Executive Nonqualified Deferred Compensation Plan consist of mutual funds that are publicly traded and for which market prices are readily available. Gains and losses related to our investments associated with our Executive Nonqualified Deferred Compensation Plan are recorded in other income in the statement of operations.

In June 2005, we entered into a ten year trademark license agreement with Absolute Software, Inc., or Absolute, a Vancouver, British Columbia, Canada based computer theft recovery company to brand its consumer offering “LoJack for Laptops”. In addition to an annual per unit royalty, Absolute issued to us 1,000,000 (on a post split basis) warrants to purchase Absolute’s common stock with vesting on a pro rata basis over a five year period commencing on July 1, 2006. As of March 31, 2009, we held 400,000 warrants. In accordance with EITF Issue No. 00-8, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services, we have concluded that a measurement date is not achieved until the warrants become vested and exercisable. Prior to reaching a measurement date, the fair value of unvested warrants is calculated utilizing a Black-Scholes option pricing model and the earned and unearned revenue is adjusted to fair value. Once a measurement date has been reached, the fair value of vested warrants is measured and the revenue related to the vested warrants becomes fixed with revenue recognized over the remaining term of the licensing agreement. Subsequent to reaching a measurement date, the vested warrants are accounted for as derivatives, which requires that the warrants be recorded at fair value at each reporting date with any changes in fair value being recorded in the statement of operations.

In July 2008, we exercised the 200,000 Absolute Software warrants that vested on June 30, 2008. As of March 31, 2009 we held 166,500 common shares as marketable securities that we have designated as trading securities. The gains and losses on these securities are recorded in other income in the statement of operations. These shares are publicly traded and a market price is readily available.

Our equity investment in our French licensee is publicly traded and a market price is readily available. Because the quoted stock price of our investment fell below our recorded cost for an extended period of time, we recorded an other-than-temporary decline in our investment in other income in the statement of operations.

Our assets subject to the disclosure requirements of SFAS 157 at March 31, 2009, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using:
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$1,420	$1,420	$—	$—
Marketable securities	480	480	—	—
Absolute Software warrants	271	—	271	—
Equity investment in French licensee	185	185	—	—

Total	$2,356	$2,085	$271	$—

7. Comprehensive Loss

Total comprehensive loss and its components for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Net (loss) income	$(6,580)	$994
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	319	(915)
Unrealized losses on marketable securities	—	(385)

Total comprehensive loss	$(6,261)	$(306)

No portion of other comprehensive loss was attributable to the noncontrolling interest.

Total accumulated other comprehensive income was composed of currency translation adjustments of $8,488,000 and $8,169,000 as of March 31, 2009 and December 31, 2008, respectively.

8. Income Taxes

Our effective tax rates for the three months ended March 31, 2009 and March 31, 2008 were 3.3% and 26.8%, respectively. The decrease in the effective tax rate as compared to the same period of the prior year was primarily due to losses attributable to jurisdictions with higher effective tax rates.

9. Segment Reporting

We have three separately managed and reported business segments: Domestic, International, and Boomerang. The results for SCI and LSC Locator Systems Corporation, or Locator Systems, which were consolidated beginning in third quarter of 2008, have been included in the Domestic segment.

The following table presents information about our business segments for the three months ended March 31, 2009 and 2008 (in thousands). Certain general overhead costs and income taxes have been allocated to the domestic and international segments based on methods considered to be reasonable by our management.

	Domestic Segment	International Segment	Boomerang Segment	Consolidated
Consolidated Statements of Operations Data
Three Months Ended March 31, 2009
Revenue	$21,020	$3,986	$2,835	$27,841
Depreciation and amortization	1,579	43	266	1,888
Interest expense	5	4	141	150
Interest income	87	65	5	157
Net loss	(3,984)	(2,145)	(451)	(6,580)

Three Months Ended March 31, 2008
Revenue	$30,909	$10,353	$4,867	$46,129
Depreciation and amortization	1,806	66	455	2,327
Interest expense	1	1	317	319
Interest income	294	302	3	599
Net (loss) income	(125)	1,444	(325)	994

10. Commitments and Contingent Liabilities

China Related Litigation

On November 21, 2007, LoJack Equipment Ireland Limited, or LoJack Ireland, instituted an arbitration proceeding seeking to enforce our post-termination rights and the post-termination obligations of our former China licensee, Kington Holdings Limited, or Kington. We terminated the license agreement on November 12, 2007 based upon our belief that the licensee was in default and had failed to perform its obligations under the license agreement. Under the license agreement, exclusive jurisdiction for the resolution of controversies under or relating to the license agreement is arbitration in Boston, Massachusetts, under the rules of the American Arbitration Association. On September 26, 2008, Kington formally filed a counterclaim against LoJack Ireland, claiming breach of contract by LoJack Ireland and seeking $269.3 million in damages and expenses and seeking to treble those damages. In the alternative, Kington seeks specific performance by LoJack Ireland under the license agreement. The matter was arbitrated in Boston, Massachusetts in February 2009 and on March 17, 2009 the Arbitrator issued a Partial Final Award. The Arbitrator determined that LoJack Ireland improperly terminated the license agreement and that LoJack Ireland breached the license agreement. The Arbitrator denied Kington’s claim for treble damages. Whether Kington is entitled to any damages and, if so, the amount will be determined in Phase II of this ongoing arbitration proceeding. The hearing for Phase II is scheduled for September 2009. The Arbitrator’s award of damages, if any, could have a material adverse affect on our financial condition and results of operations.

On September 30, 2008, Kington also filed a claim against LoJack Corporation in Massachusetts Superior Court alleging interference with contractual relations relating to the license agreement at issue in the aforementioned arbitration proceeding. Kington is seeking damages of $269.3 million, the same amount sought by Kington in the arbitration proceeding, plus attorneys’ fees and is seeking to treble those damages. Kington is also seeking both injunctive relief to prevent LoJack Corporation from issuing a new license in China and a declaration that LoJack Corporation is liable for any damages that Kington may be awarded against LoJack Ireland in the aforementioned arbitration proceeding. The Massachusetts Superior Court granted LoJack Corporation’s motion to stay this proceeding through April 2009 and the respective parties have filed competing motions regarding whether the stay should be lifted or extended. On May 5, 2009, the Massachusetts Superior Court granted Kington’s motion to lift the stay. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in this case, our financial condition and results of operations could be materially adversely affected.

We cannot at this time predict the outcome of the China related litigation nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. Accordingly, we have not recorded any accrual for this claim. If the final resolution of this lawsuit is unfavorable to us, our financial condition and results of operations could be materially adversely impacted.

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

Due to the dismissal of the plaintiff’s claims in federal court as discussed above, in November 2007, plaintiff also filed state law claims in California State Court. In January 2008, we removed the state law claims to the United States District Court for the Central District of California. The plaintiff filed a motion to remand back to California State Court and that motion was subsequently granted. The plaintiff’s motion for class certification and our motion for summary judgment and opposition to class certification was heard on April 16, 2009. We cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. If the final resolution of this lawsuit is unfavorable to us, our financial condition and results of operations could be materially adversely impacted. As of March 31, 2009, management does not believe a loss is probable nor is an estimate of any loss determinable as the proposed class has not been certified.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following information should be read in conjunction with our consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: (i) the continued and future acceptance of and demand for our products and services; (ii) the outcome of the ongoing litigation involving the company; (iii) the effectiveness of our marketing initiatives; (iv) the rate of growth in the industries of our customers; (v) the presence of competitors with greater technical, marketing, and financial resources; (vi) our customers’ ability to access the credit markets; (vii) our ability to promptly and effectively respond to technological change to meet evolving customer needs; (viii) capacity and supply constraints or difficulties; (ix) our ability to successfully integrate businesses that we acquire; (x) our ability to successfully develop and expand our products, channels and operations; and (xi) changes in general economic, political or geographical conditions. For a further discussion of these and other significant factors to consider in connection with forward–looking statements concerning us, reference is made to Item 1A “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2008.

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

Domestic Segment

We develop and market a variety of products designed to track and recover stolen vehicles, construction equipment, motorcycles, cargo, and people at risk.

Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning, and extended warranty products to consumers. Approximately 85% of domestic sales are made through a distribution network consisting of dealers of new and used automobiles. We have strong consumer brand awareness in the United States.

Given current economic conditions we are looking to maximize the variable installation cost of each LoJack Unit by increasing our installation volumes with certified dealers and other third parties. We monitor the quality of these alternative installations through the use of an expanded quality control process. We maintain full warranty service of LoJack Units, both for the convenience of dealers through which the LoJack Units are sold and to maintain a high degree of quality control and security over our technology.

We also offer warranty products at the point of sale to new customers and through direct sales efforts to our existing customers.

We record additions to deferred revenue for our LoJack Early Warning product and for certain warranty products for which we are deemed to be the primary obligor of the underlying contract. We typically receive full payment within 60 days of the transaction, but the deferred revenue is recognized over the estimated life of the product or service.

In April 2008, we acquired the assets of Locator Systems, of Victoria, British Columbia, Canada for approximately $1,000,000 to facilitate our entry into the market for tracking and rescuing people at risk. Locator Systems provides solutions to track and rescue people at risk, including those with Alzheimer’s, autism, Down syndrome and dementia. In February 2009, we re-launched the Locator Systems product and service offerings under the LoJack SafetyNet brand name.

In 2008, and for the three months ended March 31, 2009, LoJack SafetyNet revenue was primarily comprised of the sale of search and rescue receivers, or SAR receivers, personal locator units and replacements parts to Project Lifesaver International, or PLI. In 2009, LoJack SafetyNet will transition from an order fulfillment revenue model servicing one primary customer, PLI, to a fulfillment and service model providing the LoJack SafetyNet solution to caregivers and consumers for a monthly fee. As part of this new business model, we plan to provide the search and rescue receivers directly to participating law enforcement at nominal or no cost.

We acquired 60% of SCI, in two transactions in 2007 and 2008, respectively. We also license to SCI the use of the LoJack trademark for its cargo and tracking recovery solution, called LoJack InTransit™. LoJack InTransit™ provides organizations with integrated prevention, detection, investigation and recovery solutions that reduce and manage risk related to cargo transport. We will continue to collaborate with SCI on business development activities and to provide them with product development support. Revenue for SCI is derived from the sale of tracking devices as well as subscription fees for monitoring service alerts and activity reporting.

International Segment

Internationally, our licensed and owned and operated stolen vehicle recovery technology is operational in 32 countries and territories around the world. We have a licensed presence in Latin America, South America, Europe, Africa and the Asia Pacific Rim. Revenue from this segment consists of product sales to our licensees, royalties and license fees.

We record additions to deferred revenue for international license fees and recognize the revenue over the term of the license (generally ten years). Royalty revenue is recognized when earned.

Italy is the only country outside of the United States and Canada where we own and operate a recovery network. Consumers who purchase a LoJack Unit in Italy are required to purchase a service contract with LoJack Italia. The terms of service contracts offered range from 12 to 60 months and are payable in full upon activation of the related unit or renewal of a previous service contract.

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

Consumers who purchase a Boomerang Unit are required to also purchase a service contract. The terms of service contracts offered range from 12 to 60 months and are payable in full upon activation of the related unit or renewal. Customers may also elect a monthly payment option.

Key Economic Factors and Trends and our Business

The general global economic outlook continues to be negative, due to the uncertain financial market environment. In 2009, the global automotive industry sales volume is projected to continue to weaken, with a full-year decline of approximately 15% from 2008 levels and a 40% decline compared to 2006 levels. Consumer and business spending has been severely constrained by credit conditions and general economic weakness. The impact of policy actions designed to address the crisis is not yet known and the current outlook is particularly uncertain.

The current retrenchment in consumer spending is expected to continue through 2009, as even consumers who are willing to spend may find that availability of automotive loans has been diminished as a result of the credit crisis. Over the longer term, spending on new vehicles is expected to resume its previous correlation with growth in per capita income.

The global economic crisis has included a sudden and substantial decline in the global automotive industry, with aftermarket products like LoJack Units being particularly adversely affected. The dramatic decline in automotive industry sales volume, combined with tight credit markets, and other economic factors and trends described above have considerably impacted our earnings and liquidity.

As the economic environment worsens, we believe that our continued focus on executing our strategic goals for 2009 is the appropriate strategy to achieve our objectives to:

•

Effectively manage our business in an increasingly difficult global macro-economic environment by balancing investment in programs and technology necessary for future growth with aggressive cost management to maintain our solid financial position;

•	Upgrade our domestic processes and systems to deliver more customer centric, efficient and flexible solutions that will meet increasing demands and address our changing business;

•	Continue to enhance our core technology;

•	Continue to drive international expansion by adding new licensees and geographies and partnering with our existing licensees to manage global economic challenges;

•	Support our operations in Italy and at Boomerang; and

•	Support LoJack SafetyNet and SCI in developing solutions for people at risk and cargo security, respectively.

Critical Accounting Policies

The consolidated financial statements include the accounts of LoJack, its wholly-owned subsidiaries, and SCI. Intercompany transactions and balances are eliminated in consolidation. Management is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The actual results could differ from those estimates. Our accounting policies are described in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the period ended December 31, 2008. A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Results of Operations for the three months ended March 31, 2009 versus the three months ended March 31, 2008

Revenue

The following table presents revenue by our segments (dollars in thousands):

	Three Months Ended March 31,		Percentage Change 2009 vs. 2008
	2009	2008
Domestic	$21,020	$30,909	-32%
International	3,986	10,353	-61%
Boomerang	2,835	4,867	-42%

Total revenue	$27,841	$46,129	-40%

For our domestic segment, revenue for the three months ended March 31, 2009 decreased by $9,889,000, as compared to the same period in 2008.

In the three months ended March 31, 2009, our domestic revenue continued to be adversely impacted by the financial crisis which has caused a widespread credit freeze, liquidity problems, decreased consumer confidence and a dramatic decline in the capital markets. All of these factors had a powerful impact on the performance of U.S. businesses, with the domestic auto industry and related aftermarket products like LoJack Units being particularly hard hit. U.S. domestic auto sales in the first quarter of 2009 reflected a 38% drop in volume and a seasonally adjusted annual rate of 9.5 million new vehicles far below original industry expectations of 11.5 million new vehicle sales for the year. The decline in revenue was primarily as follows:

•	A decrease of $10,585,000, or 42%, in revenue resulting from a 45% decrease in the number of LoJack Units sold during the period;

•	A decrease of $488,000, or 44%, in revenue recognized from the sale of LoJack for Motorcycles units;

•	A decrease of $344,000, or 15%, in revenue recognized from the sale of warranty products; offset by

•	An increase of $592,000 in other revenue, which is primarily related to royalty revenue from an increase in the fair market value of the stock warrants issued by Absolute Software; and

•	The inclusion of $797,000 in revenue from Locator Systems and SCI in the three months ended March 31, 2009, for which there was no comparable revenue in the same period in 2008.

For the three months ended March 31, 2009, revenue related to our international segment decreased by $6,367,000, as compared to the same period a year ago. This decline was primarily due to a 66% decline in unit volume compared to the comparable period one year ago. Our international unit volume and revenue reflect the impact of the widening global economic crisis, and the effects of a build-up of inventory at the end of 2008 by certain licensees in anticipation of better economic conditions during 2009. The economic uncertainty in the international markets has impacted the buying patterns of our licensees, as they work to preserve liquidity, reduce foreign exchange exposure and minimize inventory.

For the three months ended March 31, 2009, revenue at our Boomerang segment decreased by $2,032,000, as compared to the same period a year ago. The decline in value of the Canadian dollar relative to the U.S. dollar negatively affected revenue by $672,000 or 19%. The remainder of the decrease was primarily due to the impact of the same economic challenges as our domestic auto business, as well as the continued shift in the Canadian auto market away from high-end vehicles, where Boomerang has historically had a high penetration rate, and the attrition of analog subscribers following the transition to digital technology during 2008.

Cost of Goods Sold

The following table presents cost of goods sold by our segments (dollars in thousands):

	Three Months Ended March 31,		Percentage Change 2009 vs. 2008
	2009	2008
Domestic	$10,582	$14,956	-29%
International	2,077	4,738	-56%
Boomerang	1,573	2,619	-40%

Total cost of goods sold	$14,232	$22,313	-36%

As a percentage of revenue, cost of goods sold was 51% and 48% for the three months ended March 31, 2009 and 2008, respectively.

As a percentage of domestic revenue, cost of goods sold relating to our domestic segment was 50% and 48% for the three months ended March 31, 2009 and 2008, respectively.

Domestic unit volumes declined 45% in the three months ended March 31, 2009 as compared to the same period in 2008. While we undertook a thorough evaluation of our installation costs and methodologies in the fourth quarter of 2008, the continuing rapid decline of the U.S. auto market in the first quarter of 2009 led us to make additional installation staff and expense reductions which did not provide us with any gross margin benefit in the first quarter of 2009 as these reductions took place very late in the quarter. Absent another dramatic decline in new U.S. automobile sales, we expect that the cost reductions we have made will result in installation costs as a percentage of sales in future quarters to be more in line with our historical percentages.

The combined cost of goods sold associated with Locator Systems and SCI for the three months ended March 31, 2009 was 48% of their combined revenue.

As a percentage of international revenue, cost of goods sold relating to our international segment was 52% and 46% for the three months ended March 31, 2009 and 2008, respectively. The increase in cost of goods sold as a percent of revenues was due primarily to the significant reduction in unit revenues from sales to our licensees and an increase in network operations expenses in Italy.

As a percentage of Boomerang revenue, cost of goods sold relating to our Boomerang segment was 55% and 54% for the three months ended March 31, 2009 and 2008, respectively.

Operating Expenses

The following table presents our operating expenses (dollars in thousands):

	Three Months Ended March 31,		Percentage Change 2009 vs. 2008
	2009	2008
Product development	$1,600	$1,782	-10%
Sales and marketing	7,575	11,089	-32%
General and administrative	8,958	8,199	9%
Depreciation and amortization	1,691	1,744	-3%

Total operating expenses	$19,824	$22,814	-13%

Product Development

As a percentage of revenue, product development expenses were 6% and 4% for the three months ended March 31, 2009 and 2008, respectively. Product development expense decreased $182,000 for the three months ended March 31, 2009 as compared to the same period in 2008. The decrease in 2009 was primarily due to a decrease of $82,000 in personnel-related costs, to support new product development, and decreased research and development costs of $100,000 primarily due to the timing of milestone payments made on the development of the next generation LoJack Unit.

In 2009, we expect product development expenses as a percentage of revenue to continue to be higher in 2009 that in 2008 due to our plans to develop new products that meet the changing technology requirements of automobile manufacturers and to expand the LoJack technology to other commercial applications.

Sales and Marketing

As a percentage of revenue, sales and marketing expenses were 27% and 24% for the three months ended March 31, 2009 and 2008, respectively.

The decrease of $3,514,000 for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily attributable to:

•	Decreased advertising expenses of $1,258,000 incurred in conjunction with the rollout of our cable television advertising campaign in 2008 with no comparable expense in the first quarter of 2009;

•	Decreased compensation expenses of $996,000 based upon a reduction in the workforce as well as decreased incentive compensation as a result of lower sales volumes;

•	Decreased travel and entertainment costs of $367,000;

•	Decreased bad debt expenses of $394,000 as a result of improved aging statistics;

•	Decreased dealer support and incentive costs of $132,000 as a result of lower sales volume;

•	Decreased trade marketing, direct mail and promotions expenses of $145,000; and

•	Decreased marketing expenses of $160,000 at our Boomerang segment which were higher in the first quarter of 2008 as a result of the segment’s analog to digital conversion efforts.

General and Administrative

As a percentage of revenue, general and administrative expenses were 32% and 18% for the three months ended March 31, 2009 and 2008, respectively.

The increase of $759,000 for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily attributable to:

•

Increased general and administrative expenses of $781,000 related to the addition of the operations of Locator Systems in April 2008, and SCI, as a result of the consolidation of their operations beginning in August 2008, for which there are no comparable expenses in the first quarter of 2008;

•	Increased legal expenses of $674,000, which were primarily attributable to legal costs related to the arbitration proceeding with our former licensee in China; offset by

•	Decreased general and administrative expenses of $373,000 at our Boomerang segment resulting from the workforce reduction which took place in the fourth quarter of 2008; and

•	Decreased travel expenses of $235,000.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $53,000 for the three months ended March 31, 2009 as compared to the same period one year ago. The decrease is primarily related to a small number of assets becoming fully depreciated and not being replaced.

Other (Expense) Income

The following table presents our other (expense) income (dollars in thousands):

	Three Months Ended March 31,		Percentage Change 2009 vs. 2008
	2009	2008
Interest income	$157	$599	-74%
Interest expense	(150)	(319)	-53%
Equity loss in affiliate	—	(127)	-100%
Other (expense) income	(592)	202	-393%

Total other (expense) income	$(585)	$355	-265%

Other (expense) income for the three months ended March 31, 2009 decreased by $940,000 as compared to the same period in 2008. This decrease is primarily attributable to the following:

•	Decreased interest income of $442,000, due to the decrease in our average investment balance versus the prior year, and a decrease in short-term interest rates;

•	Decreased interest expense of $169,000, due to a decrease in short-term interest rates;

•	Decreased equity loss in affiliate of $127,000 as a result of SCI’s results being consolidated for the three months ended March 31, 2009, but not for the same period in 2008; and

•

Decreased other income of $794,000 which was primarily due to: (i) a $459,000 decrease in gains related to valuing foreign currency and foreign currency transactions (primarily the Euro); and (ii) a $269,000 increase in losses associated with marketable securities, primarily related to a $308,000 other-than-temporary impairment of our investment in our French licensee; offset by (iii) a $29,000 gain associated with the valuation of Absolute common stock.

Provision for Income Taxes

The provision for income taxes decreased by $583,000, or 161%, for the three months ended March 31, 2009, as compared to the same period a year ago primarily due to a $8,157,000 decrease in pre-tax income. Our effective tax rates for the three months ended March 31, 2009 and March 31, 2008 were 3.3% and 26.8%, respectively. The decrease in the effective tax rate as compared to the same period of the prior year was primarily due to losses attributable to jurisdictions with higher effective tax rates.

Net (Loss) Income and Earnings Per Share Attributable to LoJack Corporation

As a result of the foregoing, earnings decreased by $7,574,000 from net income of $994,000 for the three months ended March 31, 2008, to a loss of $6,580,000 for the three months ended March 31, 2009. For three months ended March 31, 2009, the loss per share attributable to LoJack Corporation was $0.38 per diluted share as compared to earnings of $0.05 per diluted share in the same period in 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or SFAS 160. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted SFAS 160 in the first quarter of 2009. SFAS 160, which was retrospectively applied relative to presentation and disclosure requirements, requires the noncontrolling interest to be separately presented as a component of stockholders’ equity on the consolidated balance sheet and on the consolidated statement of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 was effective for us beginning January 1, 2009. Our adoption of SFAS 161 did not have a material impact on our consolidated financial position as of March 31, 2009 or our results of operations for the three months ended March 31, 2009.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal periods beginning after November 15, 2008. We adopted SFAS 157 to our nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with business combinations and intangible assets. Our adoption of SFAS 157 for nonfinancial assets and liabilities did not have a material impact on our consolidated financial position as of March 31, 2009 or our results of operations for the three months ended March 31, 2009.

In April 2009, the FASB issued three FASB Staff Positions, or FSPs, related to fair value measurement and disclosure. FSP FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly, provides additional guidance on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. The FASB also issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments, amending the accounting guidance for other-than-temporary impairments of debt securities and the disclosure requirements of equity securities and debt securities. The FASB also issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-2 and APB 28-1 requires the disclosure of fair value for assets and liabilities within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, for interim periods. These pronouncements are not expected to have a material impact on our financial position or results of operations but will require additional disclosures once adopted. We will adopt these FSPs during quarter ended June 30, 2009.

Liquidity and Capital Resources

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

On July 20, 2007, we entered into a five year multicurrency revolving credit and term loan agreement with Citizens Bank of Massachusetts, as Lender, Administrative Agent, Lead Arranger and Issuing Bank, Royal Bank of Canada, as the Canadian Lender, and the lending institutions party thereto, or the New Credit Agreement. The New Credit Agreement provides for (i) a multicurrency revolving credit facility in the maximum amount of USD $50,000,000 (or its equivalent in alternate currencies) for our domestic segment. No amounts were outstanding under this facility at March 31, 2009; (ii) a CAD $5,000,000 revolving credit facility for our Boomerang segment for which there is CAD $4,070,000 outstanding or allocated at March 31, 2009; and (iii) a CAD $26,000,000 term loan facility for Boomerang for which there is no borrowing availability remaining at March 31, 2009. We have the right to increase the aggregate amount available to be borrowed under the USD $50,000,000 multicurrency facility up to USD $75,000,000, subject to certain conditions, including consent of the lender. Our overall borrowing capacity is reduced to the extent we have issued standby letters of credit. At March 31, 2009 there was $1,640,000 in standby letters of credit issued and outstanding. Although we have no present intentions to do so, our ability to draw additional amounts under the revolving credit facilities is subject to certain conditions. We can give no assurance that we will be able to satisfy those conditions. The current economic environment may adversely impact the availability and cost of credit in the future. Furthermore, if we do not meet EBITDA or other performance measures, we may fail to comply with our loan covenants and such failure could result in an event of default that, if not cured or waived, could adversely impact our financial condition.

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

We have commercial operations in Italy through our wholly-owned subsidiary, LoJack Italia, SRL. Since 2005, we have invested approximately $15,000,000 (comprised of LoJack network build out and operating losses) in LoJack Italia. We estimate this ownership will require an additional investment of approximately $4,000,000 to $5,000,000 over the next two to three years. Based on our experience with current international licensees, we believe that LoJack Italia will generate long-term profitability and value after the investment period. This investment is part of our strategy to own a controlling interest in select international markets that present a significant long-term financial growth opportunity.

We expect the initiative to own and operate the Italian stolen vehicle recovery network, combined with our longer term international investment requirements and domestic expansion into new territories and product lines to be funded primarily using existing cash.

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

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2009	2008
Cash (used in) provided by:
Operating activities	$(4,420)	$2,180
Investing activities	2,874	6,873
Financing activities	98	(4,636)
Effect of exchange rate changes on cash	(57)	(203)

(Decrease) increase in cash and cash equivalents	$(1,505)	$4,214

Cash used in operating activities increased by $6,600,000 during the three months ended March 31, 2009, compared to the same period in 2008. The increase was due to a net decrease of $8,751,000 in earnings excluding non cash items offset by a decrease in cash used in other working capital items of $2,151,000.

Cash provided by investing activities decreased by $3,999,000 during the three months ended March 31, 2009, compared to the same period in 2008, primarily due to a decrease in the net proceeds from our marketable securities activity of $3,990,000.

Cash provided by (used in) financing activities increased by $4,734,000 during the three months ended March 31, 2009, compared to the same period in 2008. The increase was primarily attributable to a decrease in our stock repurchase activity of $6,265,000 offset by a decrease in our debt and short term borrowings, net of repayments, of $1,206,000.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have exposure to market risk due to the nature of our financial instruments. Our financial instruments at March 31, 2009 consisted of cash and cash equivalents, marketable securities, accounts receivable, non-current investments, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities. The fair value of cash and cash equivalents, marketable securities, accounts receivable, non-current investments, accounts payable, customer deposits, and accrued liabilities as of March 31, 2009, approximated their carrying values.

Our primary market risk exposures relate to interest rate risk, foreign currency exchange rate risk and market value risk relating to common stock price of Absolute Software and Traqueur, our French licensee. Significant changes in the market price of Absolute Software’s and Traqueur’s common stock could result in significant fluctuations in revenue and other income (expense). Based on the 400,000 Absolute warrants outstanding and 166,500 shares held as of March 31, 2009, a $1.00 change in the market price of Absolute’s common stock would result in a $229,000 increase/decrease in the combined fair value of the warrants and marketable securities.

Interest rate exposure relates primarily to the effect of interest rate changes on amounts outstanding under our term loan and revolver for which there was CAD$29,120,000 (equivalent to U.S. $23,304,000) of borrowings outstanding as of March 31, 2009 and our variable rate line-of-credit and demand facilities. Based on the outstanding borrowings under the term loan at March 31, 2009, a 1% increase in the interest rate would result in an additional $233,000 of annual interest expense.

Accounts for subsidiaries whose functional currency is not the U.S. dollar are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses are reported in the statement of operations and were not material in the quarters presented. Historically, we have had minimal foreign currency exposure as most transactions with customers and vendors are denominated in U.S. dollars. We do manage future foreign exchange exposures that cause both earnings and cash volatility by utilizing a hedging strategy as long as the exposure is material and the hedge cost effective. During the first quarter of 2009, we entered into two forward contracts to purchase Euros as part of our strategy to hedge our corporate tax exposure, which is denominated in Euros, at our Irish subsidiary. These forward contracts require us to purchase 100,000 Euro at an exchange rate of 1.2793 and 500,000 Euro at an exchange rate of 1.3222 on August 6, 2009. The two Euro forward contracts were treated as a cash flow hedge at March 31, 2009 and $22,000 of unrealized gains associated with these contracts is included in accumulated other comprehensive income. At the time of contract expiration any gain or loss will be reflected in current earnings.

Currently, we do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off balance sheet financing transactions.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer, principal financial officer, and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

China Related Litigation

On November 21, 2007, LoJack Equipment Ireland Limited, or LoJack Ireland, instituted an arbitration proceeding seeking to enforce our post-termination rights and the post-termination obligations of our former China licensee, Kington Holdings Limited, or Kington. We terminated the license agreement on November 12, 2007 based upon our belief that the licensee was in default and had failed to perform its obligations under the license agreement. Under the license agreement, exclusive jurisdiction for the resolution of controversies under or relating to the license agreement is arbitration in Boston, Massachusetts, under the rules of the American Arbitration Association. On September 26, 2008, Kington formally filed a counterclaim against LoJack Ireland, claiming breach of contract by LoJack Ireland and seeking $269.3 million in damages and expenses and seeking to treble those damages. In the alternative, Kington seeks specific performance by LoJack Ireland under the license agreement. The matter was arbitrated in Boston, Massachusetts in February 2009 and on March 17, 2009 the Arbitrator issued a Partial Final Award. The Arbitrator determined that LoJack Ireland improperly terminated the license agreement and that LoJack Ireland breached the license agreement. The Arbitrator denied Kington’s claim for treble damages. Whether Kington is entitled to any damages and, if so, the amount will be determined in Phase II of this ongoing arbitration proceeding. The hearing for Phase II is scheduled for September 2009. The Arbitrator’s award of damages, if any, could have a material adverse affect on our financial condition and results of operations.

On September 30, 2008, Kington also filed a claim against LoJack Corporation in Massachusetts Superior Court alleging interference with contractual relations relating to the license agreement at issue in the aforementioned arbitration proceeding. Kington is seeking damages of $269.3 million, the same amount sought by Kington in the arbitration proceeding, plus attorneys’ fees and is seeking to treble those damages. Kington is also seeking both injunctive relief to prevent LoJack Corporation from issuing a new license in China and a declaration that LoJack Corporation is liable for any damages that Kington may be awarded against LoJack Ireland in the aforementioned arbitration proceeding. The Massachusetts Superior Court granted LoJack Corporation’s motion to stay this proceeding through April 2009 and the respective parties have filed competing motions regarding whether the stay should be lifted or extended. On May 5, 2009, the Massachusetts Superior Court granted Kington’s motion to lift the stay. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in this case, our financial condition and results of operations could be materially adversely affected.

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

Due to the dismissal of the plaintiff’s claims in federal court as discussed above, in November 2007, plaintiff also filed state law claims in California State Court. In January 2008, we removed the state law claims to the United States District Court for the Central District of California. The plaintiff filed a motion to remand back to California State Court and that motion was subsequently granted. The plaintiff’s motion for class certification and our motion for summary judgment and opposition to class certification was heard on April 16, 2009. We cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. If the final resolution of this lawsuit is unfavorable to us, our financial condition and results of operations might be materially adversely impacted. As of March 31, 2009, management does not believe a loss is probable nor is an estimate of any loss determinable as the proposed class has not been certified.

Item 1A.	Risk Factors

For a discussion of the Company’s risk factors please refer to Part 1, “Item 1A. Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

LoJack Corporation
Registrant

Date: May 11, 2009	By:	/s/ RONALD V. WATERS, III
Ronald V. WATERS, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2009	By:	/s/ TIMOTHY P. O’CONNOR
Timothy P. O’Connor
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2009	By:	/s/ BRIAN D. BOYCE
Brian D. Boyce
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)