Form 10-Q
period 2009-06-30
LOJACK CORP
filed 2009-08-10
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 7, 2009, there were 18,071,867 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,437	$57,888
Marketable securities at fair value	816	4,236
Accounts receivable—Net	38,298	42,978
Inventories	15,865	14,655
Prepaid and other expenses	3,464	4,420
Prepaid income taxes	5,041	3,606
Deferred income taxes	6,206	6,330

Total current assets	123,127	134,113
PROPERTY AND EQUIPMENT—NET	21,258	21,741
DEFERRED INCOME TAXES	9,224	9,544
INTANGIBLE ASSETS—NET	840	1,474
GOODWILL	1,717	14,599
OTHER ASSETS—NET	14,908	14,405

TOTAL ASSETS	$171,074	$195,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$1,132	$2,419
Accounts payable	7,208	6,573
Accrued and other liabilities	9,589	7,035
Current portion of deferred revenue	23,843	24,229
Accrued compensation	4,198	7,116

Total current liabilities	45,970	47,372
LONG TERM DEBT	17,301	21,263
DEFERRED REVENUE	37,026	38,979
DEFERRED INCOME TAXES	171	252
OTHER ACCRUED LIABILITIES	1,495	1,496
ACCRUED COMPENSATION	2,029	2,200

Total liabilities	103,992	111,562

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 12)

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding 18,071,867 at June 30, 2009 and 17,447,449 at December 31, 2008	180	174
Additional paid-in capital	16,372	14,833
Accumulated other comprehensive income	8,666	8,169
Retained earnings	41,715	60,658

Total LoJack Corporation stockholders’ equity	66,933	83,834
Noncontrolling interest in subsidiary	149	480

Total stockholders’ equity	67,082	84,314

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$171,074	$195,876

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenue	$35,404	$51,439	$63,245	$97,568
Cost of goods sold	16,835	24,142	31,066	46,455

Gross margin	18,569	27,297	32,179	51,113

Costs and expenses:
Product development	1,739	1,843	3,340	3,625
Sales and marketing	8,022	13,246	15,597	24,335
General and administrative	9,064	8,014	18,022	16,213
Depreciation and amortization	1,736	2,018	3,427	3,762
Impairment of goodwill and intangible assets	14,038	—	14,038	—

Total	34,599	25,121	54,424	47,935

Operating (loss) income	(16,030)	2,176	(22,245)	3,178

Other income (expense):
Interest income	463	455	619	1,054
Interest expense	(96)	(389)	(246)	(708)
Equity loss in affiliate	—	(1,093)	—	(1,220)
Other, net	1,066	146	474	348

Total	1,433	(881)	847	(526)

(Loss) income before (benefit) provision for income taxes and net loss of noncontrolling interest	(14,597)	1,295	(21,398)	2,652
(Benefit) provision for income taxes	(1,903)	303	(2,124)	666

Net (loss) income	(12,694)	992	(19,274)	1,986
Less: Net (loss) attributable to the noncontrolling interest	(179)	—	(331)	—

Net (loss) income attributable to LoJack Corporation	$(12,515)	$992	$(18,943)	$1,986

(Loss) earnings per share attributable to LoJack Corporation:
Basic	$(0.73)	$0.06	$(1.11)	$0.11

Diluted	$(0.73)	$0.06	$(1.11)	$0.11

Weighted average shares:
Basic	17,136,174	17,382,959	17,105,519	17,682,619

Diluted	17,136,174	17,669,391	17,105,519	18,028,369

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(19,274)	$1,986
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	1,535	920
Depreciation and amortization	3,934	4,650
Impairment of goodwill and intangible assets	14,038	—
Fair value adjustment to warrants	(581)	533
Allowance for doubtful accounts	(129)	484
Deferred income taxes	(67)	(471)
Loss (gain) on disposal of property and equipment	3	(31)
Gain on marketable securities	(366)	(51)
Equity loss in affiliate	—	1,220
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	6,269	(2,245)
Inventories	(1,001)	(909)
Prepaid and other expenses	977	(110)
Prepaid income taxes	(1,435)	—
Other assets	232	(206)
Accounts payable	572	3,075
Accrued and other liabilities	(656)	(4,121)
Deferred revenue	(3,020)	1,168

Net cash provided by operating activities	1,031	5,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(3,069)	(2,804)
Purchase of marketable securities	—	(1,922)
Proceeds from the sale of marketable securities	4,051	12,013
Purchase of Locator Systems	—	(987)
Other	—	31

Net cash provided by investing activities	982	6,331

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	—	107
Issuance of shares under employee stock purchase plan	344	737
Repayment of debt	(8,355)	(250)
Proceeds from debt	1,662	3,321
Repurchase of common stock	—	(14,278)
Other	(35)	—

Net cash used in financing activities	(6,384)	(10,363)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(80)	162

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,451)	2,022
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	57,888	56,556

CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,437	$58,578

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared by LoJack Corporation and its subsidiaries, or “LoJack”, “we”, “our”, or “the Company”, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements include the accounts of LoJack, its wholly-owned subsidiaries, and Supply Chain Integrity, or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2009, and the results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the six month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through August 10, 2009.

These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, which includes consolidated financial statements and notes thereto for the years ended December 31, 2008, 2007 and 2006.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or SFAS 160. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted SFAS 160 in the first quarter of 2009. SFAS 160, which was retrospectively applied relative to presentation and disclosure requirements, requires the noncontrolling interest to be separately presented as a component of stockholders’ equity on the consolidated balance sheet and on the consolidated statement of operations.

As of June 30, 2009, the noncontrolling interest in subsidiary was $149,000 as compared to $328,000 as of March 31, 2009 and $480,000 as of December 31, 2008. The change of $179,000 for the three months ended June 30, 2009 and $331,000 for the six months ended June 30, 2009, respectively, is the noncontrolling interest’s portion of the subsidiary loss reflected in the statement of operations. No other comprehensive (loss) income components are attributed to the noncontrolling interest.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal periods beginning after November 15, 2008. We adopted SFAS 157 to our nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with business combinations and intangible assets. Our adoption of SFAS 157 for nonfinancial assets and liabilities did not have a material impact on our consolidated financial position as of June 30, 2009 or our results of operations for the three months and six months ended June 30, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 was effective for us beginning January 1, 2009. Our adoption of SFAS 161 did not have a material impact on our consolidated financial position as of June 30, 2009 or our results of operations for the three months and six months ended June 30, 2009.

In April 2009, the FASB issued three FASB Staff Positions, or FSPs, related to fair value measurement and disclosure. FSP FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly, provides additional guidance on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. The FASB also issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments, amending the accounting guidance for other-than-temporary impairments of debt securities and the disclosure requirements of equity securities and debt securities. We have adopted the provisions of these FSPs as of June 30, 2009. Although the adoption of FSP FAS 157-4, FAS 115-2 and FAS 124-2 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures, which are included in Note 6.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements. The effective date for FSP No. FAS 107-1 and APB 28-1 is June 15, 2009 and accordingly we have adopted the provisions of this FSP as of June 30, 2009. Although the adoption of FSP FAS 107-1 and APB 28-1 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures, which are included in Note 6.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165. SFAS 165 defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company has adopted the provisions of SFAS 165 as of June 30, 2009. Although the adoption of SFAS 165 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures, which are included in Note 1.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or SFAS 168. SFAS 168 establishes the FASB Accounting Standards Codification, the ASC, as the source of authoritative principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles, or GAAP. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not anticipate that the adoption of SFAS 168 will have a material impact on our consolidated financial statements. However, references to authoritative accounting literature contained in our financial statements will be made in accordance with the ASC commencing with our quarterly report for the period ending September 30, 2009.

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

A reconciliation of weighted average shares used for the basic and diluted computations for the three months and six months ended June 30, 2009 and 2008, respectively, is as follows:

	Three Months ended June 30, 2009	Three Months ended June 30, 2008
Weighted average shares for basic	17,136,174	17,382,959
Dilutive effect of unvested stock	—	87,028
Dilutive effect of stock options	—	199,404

Weighted average shares for diluted	17,136,174	17,669,391

	Six Months ended June 30, 2009	Six Months ended June 30, 2008
Weighted average shares for basic	17,105,519	17,682,619
Dilutive effect of unvested stock	—	101,027
Dilutive effect of stock options	—	244,723

Weighted average shares for diluted	17,105,519	18,028,369

For the three and six months ended June 30, 2009, all shares of stock issuable pursuant to stock options and unvested stock were anti-dilutive. See Note 4 for stock options and unvested stock outstanding as of June 30, 2009. Stock options to purchase 695,484 and 633,693 shares of common stock were outstanding for the three and six months ended June 30, 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares, and the effect of including these securities would have been antidilutive. Performance shares totaling 73,600 and 215,500 were excluded from the computation of earnings per share as of June 30, 2009 and 2008, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.

3. Inventories

Inventories are classified as follows (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$555	$545
Work in process	1,111	1,163
Finished goods, net	14,199	12,947

Total inventories	$15,865	$14,655

4. Stock Compensation

Stock Options

A summary of option activity during the six month period ended June 30, 2009 is presented below:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	1,764,557	$9.93
Granted	683,300	4.16
Cancelled	(95,285)	8.61

Outstanding at June 30, 2009	2,352,572	$8.30	5	$52

Vested and unvested expected to vest at June 30, 2009	2,319,259	$8.34	5	$51
Exercisable at June 30, 2009	1,103,420	$9.80	4	$—

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

A summary of unvested stock activity during the six month period ended June 30, 2009 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	402,713	$11.35
Granted	215,500	3.86
Vested	(64,947)	21.85

Unvested at June 30, 2009	553,266	$7.27

5. Derivatives

We manage certain foreign exchange exposures that cause both earnings and cash volatility by utilizing a hedging strategy as long as the exposure is material and the hedge cost effective.

During the first quarter of 2009, we entered into two forward contracts to purchase Euros as part of our strategy to hedge certain foreign currency commitments, which were denominated in Euros, at our Irish subsidiary. These contracts expired on June 8, 2009 and we recognized a currency translation gain of $49,000 which is included in other income on our statement of operations for the six months ended June 30, 2009. As of June 30, 2009, we had no derivative contracts outstanding.

6. Investments and Fair Value Measurements

As described in Note 1, we adopted SFAS 157 subject to the deferral provisions of FSP No. 157-2. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

SFAS 157 establishes a three-tier fair value hierarchy, which classifies the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring management to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets and accounted for at fair value on a recurring basis at June 30, 2009, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$1,514	$1,514	$—	$—
Marketable securities	816	816	—	—
Absolute Software warrants	1,430	—	1,430	—
Equity investment in French licensee	498	498	—	—

Total	$4,258	$2,828	$1,430	$—

Our investments associated with our Executive Nonqualified Deferred Compensation Plan consist of mutual funds that are publicly traded and for which market prices are readily available. Gains and losses related to our investments associated with our Executive Nonqualified Deferred Compensation Plan are recorded in other income in the statement of operations.

In June 2005, we entered into a ten year trademark license agreement with Absolute Software, Inc., or Absolute, a Vancouver, British Columbia, Canada based computer theft recovery company to brand its consumer offering “LoJack for Laptops”. In addition to an annual per unit royalty, Absolute issued to us 1,000,000 (on a post split basis) warrants to purchase Absolute’s common stock with vesting on a pro rata basis over a five year period commencing on July 1, 2006. As of June 30, 2009, we held 400,000 warrants. In accordance with EITF Issue No. 00-8, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services, we have concluded that a measurement date is not achieved until the warrants become vested and exercisable. Prior to reaching a measurement date, the fair value of unvested warrants is calculated utilizing a Black-Scholes option pricing model and the earned and unearned revenue is adjusted to fair value. Once a measurement date has been reached, the fair value of vested warrants is measured and the revenue related to the vested warrants becomes fixed with revenue recognized over the remaining term of the licensing agreement. Subsequent to reaching a measurement date, the vested warrants are accounted for as derivatives, which requires that the warrants be recorded at fair value at each reporting date with any changes in fair value being recorded in the statement of operations.

In July 2008, we exercised the 200,000 Absolute warrants that vested on June 30, 2008. As of June 30, 2009, we held 166,500 Absolute common shares as marketable securities that we have designated as trading securities. The gains and losses on these securities are recorded in other income in the statement of operations. These shares are publicly traded and a market price is readily available.

Our equity investment in our French licensee is publicly traded and a market price is readily available. Because the quoted stock price of our investment fell below our recorded cost for an extended period of time, we recorded an other-than-temporary decline in our investment in other income in the statement of operations in the first quarter of 2009.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These include certain loans that are written down to fair value when they are held for sale or when they are written down to the fair value of their underlying collateral when deemed impaired, cost and equity method investments that are written down to fair value when their declines are determined to be other-than-temporary, and long-lived assets that are written down to fair value when they are held for sale or determined to be impaired.

We use level 3 inputs to measure the fair value of goodwill and intangible assets on their annual measurement dates or if a triggering event occurs on an interim basis. As of June 30, 2009, we recorded an impairment to our goodwill and intangible assets which is discussed in Note 11.

As of June 30, 2009, investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000. Our investment in our Mexican licensee is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. Management periodically reviews the carrying value of this investment using level 3 inputs such as, projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no impairments to the fair value of this investment for all periods presented.

Financial Instruments not Measured at Fair Value

Some of our financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, accounts receivable and accounts payable.

The estimated fair value of our long-term debt (including current portion) at June 30, 2009 was $17,239,000 compared with a carrying value of $18,433,000.

7. DEBT

Our debt consisted of the following as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Borrowings under line-of-credit facility	$1,132	$2,419

Long-term debt
Canadian dollar denominated term loan	$17,301	$21,263

On July 20, 2007, we entered into a five-year multicurrency revolving credit and term loan agreement with Citizens Bank of Massachusetts, as Lender, Administrative Agent, Lead Arranger and Issuing Bank, Royal Bank of Canada, as the Canadian Lender, and the lending institutions party thereto, or the New Credit Agreement. The New Credit Agreement provides for (i) a multicurrency revolving credit facility in the maximum amount of USD $50,000,000 (or its equivalent in alternate currencies) for which no amounts were outstanding under this facility at June 30, 2009; (ii) a CAD $5,000,000 revolving credit facility for our Boomerang segment for which there was CAD $1,000,000 (USD $865,000) borrowed at June 30, 2009; and (iii) a CAD $26,000,000 (USD $22,491,000) term loan facility for Boomerang for which we paid down CAD $6,000,000 (USD $5,190,000) during the quarter. The term loan provides for no additional borrowing availability. We have the right to increase the aggregate amount available to be borrowed under the USD $50,000,000 multicurrency facility up to USD $75,000,000, subject to certain conditions, including consent of the lender. Our overall borrowing capacity is reduced to the extent we have issued standby letters of credit. As of June 30, 2009, we had irrevocable letters of credit in the aggregate amount of $1,468,000 outstanding. The outstanding principal balance under the New Credit Agreement is payable in full at maturity, which is July 2012.

The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of June 30, 2009 was 1.20%. The outstanding principal balance under the Credit Agreement is payable in full at maturity, which is July 2012. Interest on the loan is payable every 30, 60 or 90 days depending upon the maturity of the interest rate selected.

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

8. Comprehensive Loss

Total comprehensive loss and its components for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income attributable to LoJack Corporation	$(12,515)	$992	$(18,943)	$1,986
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(13)	880	306	(35)
Unrealized gains (losses) on marketable securities, net of tax	191	(377)	191	(762)

Total comprehensive (loss) income	$(12,337)	$1,495	$(18,446)	$1,189

No portion of other comprehensive (loss) income was attributable to the noncontrolling interest.

Total accumulated other comprehensive income and its components were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Marketable Securities	Total Accumulated Other Comprehensive Income
Balance at January 1, 2009	$8,169	$—	$8,169
Foreign currency translation adjustments	306	—	306
Unrealized gain on marketable securities, net of tax of $122	—	191	191

Balance at June 30, 2009	$8,475	$191	$8,666

9. Income Taxes

Our effective tax rates for the three and six months ended June 30, 2009 were 13.0% and 9.9%, respectively, while our effective tax rates for the three and six months ended June 30, 2008 were 23.3% and 25.1%, respectively. For the three and six months ended June 30, 2009, our effective tax rate was significantly impacted by the impairment of goodwill and intangible assets of $14,038,000, none of which is deductible for tax purposes. The decrease in the effective tax rate as compared to the same periods one year ago was primarily due to this charge , which was a discrete event in the quarter.

We have utilized a discrete effective tax rate method, as allowed by Accounting Principles Board Opinion No. 28 and Financial Accounting Standards Board Interpretation No. 18 (as amended), to calculate the benefit for income taxes for the second quarter of 2009. Under the discrete effective tax rate method, the tax rate for the three and six months ended June 30, 2009 was calculated by applying a separate estimated annual effective tax rate to our US loss and to each of our profitable foreign jurisdictions.

10. Segment Reporting

We have three separately managed and reported business segments: Domestic, International, and Boomerang. The results for SCI which was consolidated beginning in the third quarter of 2008 and LSC Locator Systems International Corp., Locator Systems, which was acquired in the second quarter of 2008, have been included in the Domestic segment.

The following table presents information about our business segments for the three and six months ended June 30, 2009 and 2008 (in thousands). Certain general overhead costs and income taxes have been allocated to the domestic and international segments based on methods considered to be reasonable by our management.

	Domestic Segment	International Segment	Boomerang Segment	Consolidated
Consolidated Statements of Operations Data
Three Months Ended June 30, 2009
Revenue	$22,224	$10,022	$3,158	$35,404
Depreciation and amortization	1,610	154	282	2,046
Impairment of goodwill and intangible assets	—	—	14,038	14,038
Interest expense	5	5	86	96

	Domestic Segment	International Segment	Boomerang Segment	Consolidated
Interest income	58	400	5	463
Net (loss) income	(553)	1,785	(13,926)	(12,694)

Three Months Ended June 30, 2008
Revenue	$32,592	$13,318	$5,529	$51,439
Depreciation and amortization	1,802	66	455	2,323
Interest expense	58	57	274	389
Interest income	356	96	3	455
Net (loss) income	(1,032)	2,538	(514)	992

Six Months Ended June 30, 2009
Revenue	$43,244	$14,008	$5,993	$63,245
Depreciation and amortization	3,189	197	548	3,934
Impairment of goodwill and intangible assets	—	—	14,038	14,038
Interest expense	10	9	227	246
Interest income	144	465	10	619
Net (loss) income	(4,536)	(361)	(14,377)	(19,274)

Six Months Ended June 30, 2008
Revenue	$63,501	$23,671	$10,396	$97,568
Depreciation and amortization	3,576	168	906	4,650
Interest expense	59	58	591	708
Interest income	942	106	6	1,054
Net (loss) income	(1,670)	4,495	(839)	1,986

11. Impairment of Goodwill and Intangible Assets

We test the value of our Boomerang goodwill at least annually on October 31st and the goodwill of Locator Systems and SCI on November 30th. These tests for impairment are performed on an interim basis if there are triggering events. Triggering events are events or changes in circumstance that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; (iii) unanticipated competition; (iv) a loss of key personnel; (v) a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; (vi) the testing for recoverability under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144 of a significant asset group within a reporting unit; or (vii) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

We test goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142. The first step under SFAS 142 is to compare the estimated fair value of the reporting unit to its carrying value. We utilize the discounted cash flow, or DCF, method under the income approach to estimate a reporting unit’s fair value. We corroborate the results of the DCF by using the Guideline Company method and the Comparable Transaction method, both of which are market-based approaches. In the event that the estimated fair value of the reporting unit is less than its carrying amount, we would then proceed to Step 2 to determine if an impairment charge is necessary.

During the three months ended June 30, 2009, SCI’s results were adversely impacted by the current volatile economic environment which prompted management to make significant revisions to our internal forecast. Our updated forecasts indicate that SCI’s ability to become profitable would take longer than originally expected. We determined, based on the factors described above coupled with the lower than previously projected operations that a triggering event had occurred and that an evaluation of potential impairment of goodwill and other long-lived assets for SCI was required as of June 30, 2009.

As a result of the triggering event outlined above, we assessed the fair value of our SCI reporting unit as of June 30, 2009. Utilizing a DCF method under the income approach we determined it was more likely than not that the fair value was not below the carrying value.

During the three months ended June 30, 2009, our Boomerang’s results continued to be impacted by the current volatile economic environment, as well as the continued shift in the Canadian auto market away from high-end vehicles, where Boomerang has historically had a high penetration rate, and the attrition of analog subscribers following the transition to digital technology during 2008. Also, during the second quarter of 2009, management made the decision to integrate Boomerang operations into the US operating structure.

Our updated forecasts continue to indicate that Boomerang’s ability to regain profitability would take longer than originally expected. We determined, based on the factors described above coupled with the lower than previously projected operations, that a triggering event had occurred and that an evaluation of potential impairment of goodwill and other long-lived assets for the Boomerang segment was required as of June 30, 2009.

As of June 30, 2009, we tested the long-lived assets of our Boomerang segment for recoverability and determined that the monitoring contractual relationships were not fully recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values. In accordance with SFAS 144, we then determined the fair value of these intangible assets using a discounted cash flow model. As a result of this impairment analysis, the segment recognized an impairment charge of $411,000 at June 30, 2009 for monitoring contractual relationships. The impairment is included in Impairment of goodwill and intangible assets on the statement of operations for the three and six months ended June 30, 2009.

As a result of the triggering events outlined above, we assessed the fair value of our Boomerang reporting unit as of June 30, 2009. Utilizing a DCF method under the income approach we determined the fair value of the Boomerang reporting unit to be less than its carrying value. We then allocated the fair value to the reporting unit’s assets and liabilities and determined that there was no implied fair value of reporting unit’s goodwill. This resulted in an impairment charge of $13,627,000. The impairment is included in Impairment of goodwill and intangible assets on the statement of operations for the three and six months ended June 30, 2009.

In relation to the projections used in Boomerang’s 2008 annual impairment test, our impairment test projections at June 30, 2009 were adjusted downward for the near and long term. The segment’s current year revenue growth is projected to be approximately 13% lower than the projections used in our 2008 annual impairment test and we are projecting no revenue growth for 2010. For the subsequent years of our projections up to the year ending December 31, 2014 and including the terminal year we are projecting a modest 3% revenue growth with negative debt free cash flow projected through the year ended December 31, 2013 as the Boomerang segment unit is expected to gradually shift from a recurring annual subscription revenue model to a month-to-month pay as you go revenue model.

To estimate the appropriate discount rate to apply in our DCF model we computed the weighted average cost of capital applied against a capital structure that was weighted 9% to interest bearing debt and 91% to equity. Factors taken into consideration in estimating the discount rate used in our analysis were: the risk-free rate of Canadian Government Bonds, a market risk premium adjusted for a beta of comparable publicly traded companies and a small stock premium reflecting the extra risk of investment in a small company. Based on the above factors the discount rate used in our impairment test was 16% which was consistent with the rate applied in our 2008 annual impairment test.

The following table summarizes the changes in goodwill (in thousands):

	Domestic Segment	Boomerang Segment	Consolidated
Balance at January 1, 2009	$1,717	$12,882	$14,599
Impairment loss on Boomerang	—	(13,627)	(13,627)
Foreign currency exchange	—	745	745

Balance at June 30, 2009	$1,717	$—	$1,717

The following table summarizes the changes in intangible assets (in thousands):

	Domestic Segment	Boomerang Segment	Consolidated
Balance at January 1, 2009	$701	$773	$1,474
Amortization	(121)	(142)	(263)
Impairment loss on Boomerang	—	(411)	(411)
Foreign currency exchange	—	40	40

Balance at June 30, 2009	$580	$260	$840

12. Commitments and Contingent Liabilities

China Related Litigation

On November 21, 2007, LoJack Equipment Ireland Limited, or LoJack Ireland, instituted an arbitration proceeding seeking to enforce our post-termination rights and the post-termination obligations of our former China licensee, Kington Holdings Limited, or Kington. We terminated the license agreement on November 12, 2007 based upon our belief that the licensee was in default and had failed to perform its obligations under the license agreement. Under the license agreement, exclusive jurisdiction for the resolution of controversies under or relating to the license agreement is arbitration in Boston, Massachusetts, under the rules of the American Arbitration Association. On September 26, 2008, Kington formally filed a counterclaim against LoJack Ireland, claiming breach of contract by LoJack Ireland and seeking $269,300,000 in damages and expenses and seeking to treble those damages. In the alternative, Kington seeks specific performance by LoJack Ireland under the license agreement. The matter was arbitrated in Boston, Massachusetts in February 2009 and on March 17, 2009 the Arbitrator issued a Partial Final Award. The Arbitrator determined that LoJack Ireland improperly terminated the license agreement and that LoJack Ireland breached the license agreement. The Arbitrator denied Kington’s claim for treble damages. Whether Kington is entitled to any damages and, if so, the amount will be determined in Phase II of this ongoing arbitration proceeding. The hearing for Phase II is scheduled for November 2009. The Arbitrator’s award of damages, if any, could have a material adverse affect on our financial condition and results of operations.

On September 30, 2008, Kington also filed a claim against LoJack Corporation in Massachusetts Superior Court alleging interference with contractual relations relating to the license agreement at issue in the aforementioned arbitration proceeding. Kington is seeking damages of $269,300,000; the same amount sought by Kington in the arbitration proceeding, plus attorneys’ fees and is seeking to treble those damages. Kington is also seeking both injunctive relief to prevent LoJack Corporation from issuing a new license in China and a declaration that LoJack Corporation is liable for any damages that Kington may be awarded against LoJack Ireland in the aforementioned arbitration proceeding. The Massachusetts Superior Court granted LoJack Corporation’s motion to stay this proceeding through April 2009 and the respective parties have filed competing motions regarding whether the stay should be lifted or extended. On May 5, 2009, the Massachusetts Superior Court granted Kington’s motion to lift the stay. The results of legal proceedings cannot be predicted with certainty. As of June 30, 2009, we cannot predict the outcome of the China related litigation, nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. Accordingly, we have not recorded any accrual for this claim. Should we fail to prevail in this case, our financial condition and results of operations could be materially adversely affected.

On August 4, 2009, Kington and two affiliates, Chinapac Limited and Pinpoint Vehicle Services Limited, instituted a suit against LoJack Corporation and LoJack Ireland in the High Court of the Hong Kong Special Administrative Region Court of the First Instance alleging damages of approximately $2,600,000 and seeking declarations, among other things, that the loan agreements and ancillary documents between the parties are void and have no effect. LoJack Corporation and LoJack Ireland have not been served and believe the claims are without merit.

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

Due to the dismissal of the plaintiff’s claims in federal court as discussed above, in November 2007, plaintiff also filed state law claims in California State Court. In January 2008, we removed the state law claims to the United States District Court for the Central District of California. The plaintiff filed a motion to remand back to California State Court and that motion was subsequently granted. The plaintiff’s motion for class certification and our motion for summary judgment and opposition to class certification was heard on April 16, 2009. On June 24, 2009, the California State Court did not rule on our motion for summary judgment and granted the plaintiff’s claims for class certification with respect to nine claims. The court denied certification with respect to five of the claims. We cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. If the final resolution of this lawsuit is unfavorable to us, our financial condition and results of operations could be materially adversely impacted.

13. Subsequent Events

On July 30, 2009, we announced that we further decreased our operating expenses by reducing our workforce in the United States. We estimate that these cost reductions will result in a charge for personnel costs of approximately $1,000,000 the quarter ended September 30, 2009.

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

Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning ™, and extended warranty products to consumers. Approximately 85% of domestic sales are made through a distribution network consisting of dealers of new and used automobiles. We have strong consumer brand awareness in the United States.

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

In 2008, and for the six months ended June 30, 2009, LoJack SafetyNet revenue was primarily comprised of the sale of search and rescue receivers, or SAR receivers, personal locator units and replacements parts to Project Lifesaver International, or PLI. In 2009, LoJack SafetyNet will transition from an order fulfillment revenue model servicing one primary customer, PLI, to a fulfillment and service model providing the LoJack SafetyNet solution to caregivers and consumers for a monthly fee. As part of this new business model, we plan to provide the SAR receivers directly to participating law enforcement at nominal or no cost.

We acquired 60% of SCI, in two transactions in 2007 and 2008. We also license to SCI the use of the LoJack trademark for its cargo and tracking recovery solution, called LoJack InTransit™. LoJack InTransit™ provides organizations with integrated prevention, detection, investigation and recovery solutions that reduce and manage risk related to cargo transport. We will continue to collaborate with SCI on business development activities and to provide them with product development support. Revenue for SCI is derived from the sale of tracking devices as well as subscription fees for monitoring service alerts and activity reporting.

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

Key Economic Factors and Trends and our Business

Domestic Segment

During 2008, the domestic auto industry experienced its worst performance in 16 years, with new car sales declining approximately 18% from the prior year to approximately 13.2 million vehicles sold. Industry forecasts for the domestic auto channel project that the negative impact of the economic and credit crisis will continue throughout 2009 and into 2010, with sales levels projected to be 10 million vehicles sold in 2009 and a slight improvement in 2010 to between 11 million and 12 million vehicles sold.

Fewer consumers purchased new vehicles, and those that did buy were not extended the same level of credit from lenders that they may have been in past years. LoJack and other aftermarket products were doubly impacted as fewer consumers bought cars and those that did had less cash to purchase aftermarket products. Despite the decline in domestic auto sales we maintained our dealer penetration rate (LoJack Units sold/dealer new vehicles sold) of 6.0% and there are no indications that our performance during the year reflected a loss of market share or a negative impact from competing technologies. Our highest penetration rates continue to track to those manufacturers who are increasing market share, such as Toyota and Honda, and dealers, especially the larger national dealer groups, continue to view LoJack as a product that contributes to their profitability.

These challenges have also reinforced the importance of our diversification efforts of extending the LoJack brand and introducing products for construction equipment, laptops, motorcycles, cargo and people at risk. During 2008, we invested $2,000,000 in SCI to support our cargo initiative, $3,500,000 in building a vehicle tracking and recovery business in Italy and approximately $1,000,000 to acquire the assets of Locator Systems to facilitate our entry into the market for tracking people at risk (which was relaunched as LoJack SafetyNet in February 2009). The FCC Rule and Order which was granted in August 2008, allows LoJack to use its legacy nationwide frequency, which was previously limited to stolen vehicle recovery, for the tracking and recovery of people at risk, people of interest to law enforcement, cargo and hazardous materials. As a result of this ruling, we can now work to leverage our existing technical infrastructure and extend our deep integration with law enforcement beyond stolen vehicles to include these other diverse applications on the same nationwide frequency. LoJack SafetyNet will represent the first domestic LoJack business to support a subscription model generating a recurring revenue stream.

As credit becomes more available and consumer confidence builds, the LoJack brand and innovative technologies will put us in a strong position to grow our business. In 2009, we expect capital expenditures for enhancements to our core technology to be between $1,300,000 and $1,800,000 and for our people at risk and cargo initiatives approximately $1,200,000 and $1,700,000.

International Segment

Internationally, our customers began to see the impact of the global economic crisis late in 2008 and more precipitously in the first quarter of 2009. During the second quarter of 2009, our international unit volume increased 300% over the first quarter of 2009, although some of our larger licensees remain conservative in their buying patterns based upon the uncertainties of their local economies. Sales of new autos impact our international customers to a lesser extent than our domestic customers as the majority of the international business is driven by insurance company incentives. Regardless, the extent of the global economic crisis has negatively impacted the international businesses and will likely continue to do so for the remainder of 2009. The sequential growth from the first quarter of 2009 to the second quarter of 2009 reflects historical licensee purchasing patterns, which can vary significantly from quarter to quarter, with the fourth quarter historically producing the greatest amount of revenue.

Boomerang Segment

Our business at Boomerang has been challenged by the recent analog to digital conversion, the economic and credit crisis in Canada and the continued shift in the Canadian auto market away from high-end vehicles, where Boomerang has historically had a high penetration rate. We have taken cost-cutting measures and reduced the size of Boomerang’s operation to reflect the new level of business.

As a result of these challenges, management has taken steps to reduce our operations workforce, both domestically and at Boomerang, in order to minimize costs and ensure that we are spending at a level appropriate for the size of our business. Also, during the second quarter of 2009, management made the decision to integrate Boomerang operations into the US operating structure. We will continue to make adjustments as needed.

Critical Accounting Policies

The consolidated financial statements include the accounts of LoJack Corporation, our wholly-owned subsidiaries, and SCI. Intercompany transactions and balances are eliminated in consolidation. Management is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The actual results could differ from those estimates. Our accounting policies are described in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Results of Operations for the three months ended June 30, 2009 versus the three months ended June 30, 2008

Revenue

Revenue for the three months ended June 30, 2009 decreased by $16,035,000 as compared to the same period a year ago. The following table presents revenue by our segments (dollars in thousands):

	Three Months Ended June 30,		Percentage Change 2009 vs. 2008
	2009	2008
Domestic	$22,224	$32,858	(32)%
International	10,022	13,318	(25)
Boomerang	3,158	5,263	(40)

Total revenue	$35,404	$51,439	(31)%

Revenue related to our domestic segment declined $10,634,000 for the three months ended June 30, 2009 as compared to the same period in 2008. In the three months ended June 30, 2009, our domestic revenue continued to be adversely impacted by the financial crisis which led to a significant decrease in new car sales, a widespread credit freeze, major liquidity problems, decreased consumer confidence, and a dramatic decline in the capital markets. All of these factors had a powerful impact on the performance of U.S. businesses, with the domestic auto industry and related aftermarket products such as LoJack Units being especially hard hit.

U.S. domestic auto sales in the second quarter of 2009 reflected a 35% drop in volume from 2008 and a seasonally adjusted annual rate of 9.5 million new vehicles which is in line with current industry expectations of 10 million new vehicle sales for the year.

Although there has been a decline in the number of domestic auto dealers actively selling LoJack in the second quarter of 2009, as compared to the same period in 2008, no one dealer has been a major factor in the year over year decrease in LoJack Unit volume.

All of our domestic distribution channels continued to be affected by the economic downturn in the three months ended June 30, 2009 as our auto dealer, commercial, direct and motorcycle channels saw revenue declines of 35%, 45%, 16% and 53%, respectively.

The decrease in domestic segment revenue for three months ended June 30, 2009 as compared to the same period in 2008 was primarily attributable to:

•

A $10,122,000, or 40%, decline in LoJack Unit revenue caused by a 54,000, or 44%, decrease in the number of units sold from 122,000 to 68,000 units offset by a 3% increase in average revenue per unit sold; and

•	A decrease of $582,000, or 23%, in revenue recognized from the sale of warranty products, primarily due to the 44% decrease in LoJack Unit volume; and

•

A decrease of $887,000, or 53%, in revenue from the motorcycle channel caused by a 3,700, or 63%, decrease in LoJack Units sold from 5,900 to 2,200 units offset by a 19% increase in average revenue per unit sold; and

•	A decrease of $160,000, or 6%, in the service revenue element of our Early Warning product which is deferred at the time of sale and amortized over a 5 year period; offset by

•	An increase of $496,000, or 1,658%, in royalty and other revenue, primarily related to royalty revenue from an increase in the fair market value of the stock warrants issued by Absolute; and

•

The inclusion of $729,000 in revenue from Locator Systems and SCI in the three months ended June 30, 2009, for which only two months of Locator Systems revenue of $267,000 was captured in the same period in 2008.

Revenue related to our international segment decreased $3,296,000 for the three months ended June 30, 2009 as compared to the same period in 2008.

This decrease was primarily due to a 26% decline in unit volume compared to the same period one year ago. Our international unit volume and revenue reflect the impact of the widening global economic crisis and the effects of a build-up of inventory at the end of 2008 by certain licensees. The economic uncertainty in the international markets has impacted the buying patterns of our licensees as they work to preserve liquidity, reduce foreign exchange exposure and minimize existing inventory.

The decrease in international segment revenue for 2009 as compared to 2008 was primarily attributable to:

•

A decrease of $2,915,000, or 99%, in product revenue from African licensees as a result of timing of purchase of LoJack Units, with no units purchased in the three months ended June 30, 2009 as compared to 41,100 units for the same period in 2008; and

•

A decrease of $334,000, or 7%, in product revenue from South American licensees caused by a 4,400 or 7% decrease in the number of units sold from 59,800 to 55,400 with no change in the average revenue per unit.

Revenue related to our Boomerang segment decreased $2,105,000 in the three months ended June 30, 2009 compared to the same period in 2008. The impact of the devaluation of the Canadian dollar negatively affected revenue by $490,000 or 13%. The remainder of the decrease was primarily due to the impact of the same economic challenges as our domestic auto business, as well as the continued shift in the Canadian auto market away from high-end vehicles, where Boomerang has historically had a high penetration rate, and the attrition of analog subscribers following the transition to digital technology during 2008.

Cost of Goods Sold

The following table presents cost of goods sold by our segments (dollars in thousands):

	Three Months Ended June 30,		Percentage Change 2009 vs. 2008
	2009	2008
Domestic	$10,391	$14,937	(30)%
International	4,890	6,206	(21)
Boomerang	1,554	2,999	(48)

Total cost of goods sold	$16,835	$24,142	(30)%

As a percentage of revenue, cost of goods sold was 48% and 47% for the three months ended June 30, 2009 and 2008, respectively.

As a percentage of domestic revenue, cost of goods sold relating to our domestic segment was 47% and 45% for the three months ended June 30, 2009 and 2008, respectively.

Domestic unit volumes declined 44% in the three months ended June 30, 2009 as compared to the same period in 2008. While we undertook a thorough evaluation of our installation costs and methodologies in the fourth quarter of 2008, the continuing rapid decline of the U.S. auto market in the first quarter of 2009 led us to make additional installation staff and expense reductions. These reductions began to provide gross margin benefit in the second quarter of 2009, as domestic gross margin percentages began to see improvement from the first quarter of 2009. Absent another dramatic decline in new U.S. automobile sales, we expect that the cost reductions we have made will result in installation costs as a percentage of sales to be in line with our historical percentages.

The combined cost of goods sold associated with Locator Systems and SCI for the three months ended June 30, 2009 and 2008 was 47% and 65%, respectively, of their combined revenue. Comparatively, the cost of goods sold for the three months ended June 30, 2009 contains both Locator and SCI results of $342,000, while the same period in 2008 only includes two months of Locator results of $174,000 due to the fact that Locator was consolidated into operation in May 2008, while SCI was consolidated beginning in August 2008.

As a percentage of international revenue, cost of goods sold relating to our international segment was 49% and 47% for the three months ended June 30, 2009 and 2008, respectively. The increase in cost of goods sold as a percent of revenue was due primarily to the increase in network operations expenses in Italy.

As a percentage of Boomerang revenue, cost of goods sold relating to our Boomerang segment was 49% and 57% for the three months ended June 30, 2009 and 2008, respectively. This decrease was mainly due the completion of Boomerang’s analog to digital conversion. Upon completion of the conversion, in the fourth quarter of 2008, Boomerang made staff and expense reductions which began to provide gross margin benefit in the second quarter of 2009. Also, during the second quarter of 2009, Boomerang began to realize the benefit of the decreased cost of operating on the digital network as opposed to operating on the analog network. For the three months ended June 30, 2009 the same period in 2008, Boomerang’s line charges decreased by 59% while the subscriber base decreased by 24%.

Operating Expenses

The following table presents our operating expenses (dollars in thousands):

	Three Months Ended June 30,		Percentage Change 2009 vs. 2008
	2009	2008
Product development	$1,739	$1,843	(6)%
Sales and marketing	8,022	13,246	(39)
General and administrative	9,064	8,014	13
Depreciation and amortization	1,736	2,018	(14)
Impairment of goodwill and intangible assets	14,038	—	NA

Total operating expenses	$34,599	$25,121	38%

Product Development

As a percentage of revenue, product development expenses were 5% and 4% for the three months ended June 30, 2009 and 2008, respectively.

Product development expenses decreased $104,000 for the three months ended June 30, 2009 as compared to the same period in 2008. The decrease in 2009 was primarily due to a decrease of $79,000 in outsourced consulting expenses, a decrease of $54,000 in product development costs primarily due to the timing of milestone payments made on the development of the next generation LoJack Unit, and a decrease in travel related expenses of $73,000, offset by an increase in personnel related expenses of $98,000 necessary to support our long-term new product initiatives.

In 2009, we expect product development expenses as a percentage of revenue to continue to be higher in 2009 that in 2008 as we continue to improve upon our technologies and may introduce new products that leverage our brand recognition, proven technology and understanding of the process of stolen vehicle recovery.

Sales and Marketing

As a percentage of revenue, sales and marketing expenses were 23% and 26% for the three months ended June 30, 2009 and 2008, respectively.

The decrease of $5,224,000 for the three months ended June 30, 2009 as compared to the same period in 2008 was primarily attributable to:

•

Decreased advertising expenses as $2,896,000 was incurred in conjunction with the rollout of our cable television advertising campaign in 2008 with no comparable expense in the second quarter of 2009 due to management’s decision to reduce the advertising budget;

•	Decreased compensation expenses of $996,000 based upon a reduction in the workforce as well as decreased incentive compensation as a result of lower sales volumes;

•	Decreased travel and entertainment costs of $455,000;

•	Decreased collateral and marketing communication costs of $115,000;

•	Decreased provision for credit losses of $291,000 as a result of improved aging statistics; and

•	Decreased marketing expenses of $270,000 at our Boomerang segment which were higher in the second quarter of 2008 due to the segment’s analog to digital conversion efforts.

General and Administrative

As a percentage of revenue, general and administrative expenses were 26% and 16% for the three months ended June 30, 2009 and 2008, respectively.

The increase of general and administrative expenses of $1,050,000, for the three months ended June 30, 2009 as compared to the same period in 2008 was primarily attributable to:

•	Increased legal expenses of $1,075,000, which were primarily attributable to legal costs related to the legal proceedings with our former licensee in China and our California Class Action litigation;

•

Increased general and administrative expenses of $760,000 related to the inclusion of $817,000 in general and administrative expenses from Locator Systems and SCI for the three months ended June 30, 2009 when only two months of Locator general and administrative expenses were captured in the same period in 2008; and

•	Increased compensation expenses of $264,000; offset by,

•	Decreased general and administrative expenses of $680,000 at our Boomerang segment resulting from the workforce reductions which took place in the fourth quarter of 2008 and the first quarter of 2009;

•	Decreased consulting and temporary employee expenses of $153,000;

•	Decreased employee training expenses of $114,000; and

•	Decreased travel expenses of $104,000.

Depreciation and Amortization

As a percentage of revenue, depreciation and amortization expense was 5% and 4% for the three months ended June 30, 2009 and 2008, respectively.

Depreciation and amortization expenses decreased by $282,000, for the three months ended June 30, 2009 as compared to the same period one year ago. The decrease for the quarter comparison from 2009 compared to 2008 is primarily related to a small number of assets becoming fully depreciated and not being replaced.

Impairment of Goodwill and Intangible Assets

During the three months ended June 30, 2009, our Boomerang segment’s results continued to be impacted by the current volatile economic environment, as well as the continued shift in the Canadian auto market away from high-end vehicles, where Boomerang has historically had a high penetration rate, and the attrition of analog subscribers following the transition to digital technology during 2008. Also, during the second quarter of 2009, management made the decision to integrate Boomerang operations into the US operating structure.

Our updated forecasts continue to indicate that Boomerang’s ability to regain profitability would take longer than originally expected. We determined, based on the factors described above coupled with the lower than previously projected operations that a triggering event had occurred and that an evaluation of potential impairment of goodwill and other long-lived assets for the Boomerang segment was required as of June 30, 2009.

As of June 30, 2009, we tested the long-lived assets of our Boomerang segment for recoverability and determined that the monitoring contractual relationships were not fully recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values. In accordance with SFAS 144, we then determined the fair value of these intangible assets using a discounted cash flow model. As a result of this impairment analysis, the segment recognized an impairment charge of $411,000 at June 30, 2009 for monitoring contractual relationships. The impairment is included in Impairment of goodwill and intangible assets in the statement of operations for the three months ended June 30, 2009.

As a result of the triggering events outlined above, we assessed the fair value of our Boomerang reporting unit as of June 30, 2009. Utilizing a discounted cash flow method under the income approach we determined the fair value of the Boomerang reporting unit to be less than its carrying value. We then allocated the fair value to the reporting unit’s assets and liabilities and determined that there was no implied fair value of reporting unit’s goodwill. This resulted in an impairment charge of $13,627,000. The impairment is included in Impairment of goodwill and intangible assets in the statement of operations for the three months ended June 30, 2009.

In relation to the projections used in Boomerang’s 2008 annual impairment test, our impairment test projections at June 30, 2009 were adjusted downward for the near and long term. The segment’s current year revenue growth is projected to be approximately 13% lower than the projections used in our 2008 annual impairment test and we are projecting no revenue growth for 2010. For the subsequent years of our projections up to the year ending December 31, 2014 and including the terminal year we are projecting a modest 3% revenue growth with negative debt free cash flow projected through the year ended December 31, 2013 as the Boomerang segment unit is expected to gradually shift from a recurring annual subscription revenue model to a month-to-month pay as you go revenue model.

To estimate the appropriate discount rate to apply in our DCF model we computed the weighted average cost of capital applied against a capital structure that was weighted 9% to interest bearing debt and 91% to equity. Factors taken into consideration in estimating the discount rate used in our analysis were: the risk-free rate of Canadian Government Bonds, a market risk premium adjusted for a beta of comparable publicly traded companies and a small stock premium reflecting the extra risk of investment in a small company. Based on the above factors the discount rate used in our impairment test was 16% which was consistent with the rate applied in our 2008 annual impairment test.

Other (Expense) Income

The following table presents our other (expense) income (dollars in thousands):

	Three Months Ended June 30,		Percentage Change 2009 vs. 2008
	2009	2008
Interest income	$463	$455	2%
Interest expense	(96)	(389)	(75)
Equity loss in affiliate	—	(1,093)	(100)
Other (expense) income	1,066	146	630

Total other (expense) income	$1,433	$(881)	(263)%

Other (expense) income for the three months ended June 30, 2009 increased by $2,314,000 as compared to the same period in 2008. This increase is primarily attributable to the following:

•	Decreased interest expense of $293,000 associated with Boomerang, due to a decrease in short-term interest rates;

•

Decreased equity loss in affiliate of $1,093,000, of which $1,017,000 was attributable to an impairment charge recorded as of June 30, 2008. For the three months ended June 30, 2009, SCI’s results were consolidated, but were not for the same period in 2008; and

•

Increased other income of $920,000 which was primarily due to: (i) a $336,000 gain associated with the valuation of Absolute common stock for which no there was no comparable transaction in the three months ended June 30, 2008 and (ii) a $614,000 increase in gains related to foreign currency transactions, with $324,000 related to Brazilian Real and $333,000 related to Euro.

(Benefit) Provision for Income Taxes

The (benefit) provision for income taxes decreased by $2,206,000, or 728%, for the three months ended June 30, 2009, as compared to the same period a year ago primarily due to a $1,854,000 decrease in pre-tax income (loss), excluding our goodwill and intangible assets impairment charge of $14,038,000, which does not receive a tax benefit. Our effective combined tax rate decreased to 13.0% for the three months ended June 30, 2009, as compared to 23.3% for the same period one year ago, primarily due to this charge, which was a discrete event in the quarter.

We have utilized a discrete effective tax rate method, as allowed by Accounting Principles Board Opinion No. 28 and Financial Accounting Standards Board Interpretation No. 18 (as amended), to calculate taxes for the second quarter of 2009. Under the discrete effective tax rate method, the tax rate for the three months ended June 30, 2009 was calculated by applying a separate estimated annual effective tax rate to our US loss and to each of our profitable foreign jurisdictions.

Net (Loss) Income and Earnings (Loss) Per Share Attributable to LoJack Corporation

As a result of the foregoing, net (loss) income attributable to LoJack Corporation decreased by $13,507,000 from net income of $992,000 for the three months ended June 30, 2008, to net loss of $12,515,000 for the three months ended June 30, 2009. For three months ended June 30, 2009, the loss per share attributable to LoJack Corporation was $0.73 per diluted share as compared to earnings of $0.06 per diluted share in the same period in 2008.

Results of Operations for the six months ended June 30, 2009 versus the six months ended June 30, 2008

Revenue

Revenue for the six months ended June 30, 2009 decreased by $34,323,000 as compared to the same period a year ago. The following table presents revenue by our segments (dollars in thousands):

	Six Months Ended June 30,		Percentage Change 2009 vs. 2008
	2009	2008
Domestic	$43,244	$63,768	(32)%
International	14,008	23,671	(41)
Boomerang	5,993	10,129	(41)

Total revenue	$63,245	$97,568	(35)%

Revenue related to our domestic segment declined $20,524,000 for the six months ended June 30, 2009 as compared to the same period in 2008. In the six months ended June 30, 2009, our domestic revenue continued to be adversely impacted by the financial crisis which led to a significant decrease in new car sales, a widespread credit freeze, major liquidity problems, decreased consumer confidence, and a dramatic decline in the capital markets. All of these factors had a powerful impact on the performance of U.S. businesses, with the domestic auto industry and related aftermarket products such as LoJack Units being hard hit.

U.S. domestic auto sales in the first half of 2009 reflected a 35% drop in volume from 2008 and a seasonally adjusted annual rate of 9.5 million new vehicles which is in line with current industry expectations of 10 million new vehicle sales for the year.

Although there was a decline in the number of domestic auto dealers actively selling LoJack in the six months ended June 30, 2009, as compared to the same period in 2008, no one dealer has been a major factor in the year over year decrease in LoJack Unit volume.

All of our domestic distribution channels continue to be affected by the economic downturn in six months ended June 30, 2009 as our auto dealer, commercial, direct and motorcycle channels saw revenue declines of 36%, 39%, 13% and 50%, respectively.

The decrease in domestic segment revenue for six months ended June 30, 2009 as compared to the same period in 2008 was primarily attributable to:

•

A $20,707,000, or 41%, decline in LoJack Unit revenue caused by a 105,000, or 45%, decrease in the number of units sold from 236,000 to 131,000 units offset by a 3% increase in average revenue per unit sold;

•	A decrease of $926,000, or 19%, in revenue recognized from the sale of warranty products, primarily due to the 45% decrease in LoJack Unit volume;

•

A decrease of $1,375,000, or 50%, in revenue from the motorcycle channel caused by a 6,000, or 60%, decrease in LoJack Units sold from 10,000 to 4,000 units offset by a 19% increase in average revenue per unit sold;

•	A decrease of $245,000, or 5%, in the service revenue element of our Early Warning product which is deferred at the time of sale and amortized over a 5 year period; offset by

•	An increase of $1,088,000, or 226%, in royalty and other revenue, primarily related to royalty revenue from an increase in the fair market value of the stock warrants issued by Absolute; and

•	The inclusion of $1,526,000 in revenue from Locator Systems and SCI in the six months ended June 30, 2009, for which only two months of Locator Systems revenue was captured in the same period in 2008.

Revenue related to our international segment decreased $9,663,000 for the six months ended June 30, 2009 as compared to the same period in 2008. This decline was primarily due to a 43% decline in unit volume compared to the comparable period one year ago. Our international unit volume and revenue reflect the impact of the widening global economic crisis and the effects of a build-up of inventory at the end of 2008 by certain licensees. The economic uncertainty in the international markets has impacted the buying patterns of our licensees as they work to preserve liquidity, reduce foreign exchange exposure and minimize existing inventory.

The decrease in international segment revenue for 2009 as compared to 2008 was primarily attributable to:

•

A decrease of $6,637,000, or 99%, in product revenue from our African licensees as a result of timing of purchase of LoJack Units, with no units purchased in the six months ended June 30, 2009 as compared to 84,600 units for the same period in 2008; and

•

A decrease of $2,706,000, or 31%, in product revenue from our South American licensees caused by a decrease in unit volume of 36,800 units, or 35%, from 105,000 to 68,200 units from comparable period in 2008; offset by a 6% increase in average revenue per unit sold.

Revenue related to our Boomerang segment decreased $4,136,000 in the six months ended June 30, 2009 compared to the same period in 2008. The impact of the devaluation of the Canadian Dollar negatively affected revenue by $1,162,000 or 16%. Revenue, when calculated using the segment’s local currency, decreased 29% when compared to 2008. The decline in revenue was attributable to a decline of 6,200, or 39%, of units sold from 15,800 to 9,600 for same period in 2008 coupled with a 24% decrease in Boomerang’s subscriber base. The remainder of the decrease was primarily due to the impact of the same economic challenges as our domestic auto business, as well as the continued shift in the Canadian auto market away from high-end vehicles, where Boomerang has historically had a high penetration rate, and the attrition of analog subscribers following the transition to digital technology during 2008.

Cost of Goods Sold

The following table presents cost of goods sold by our segments (dollars in thousands):

	Six Months Ended June 30,		Percentage Change 2009 vs. 2008
	2009	2008
Domestic	$20,973	$30,403	(31)%
International	6,967	10,434	(33)
Boomerang	3,126	5,618	(44)

Total cost of goods sold	$31,066	$46,455	(33)%

As a percentage of revenue, cost of goods sold was 49% and 48% for the six months ended June 30, 2009 and 2008, respectively.

As a percentage of domestic revenue, cost of goods sold relating to our domestic segment was 48% for both the six months ended June 30, 2009 and 2008, respectively. Domestic unit volumes sold declined 45% in the six months ended June 30, 2009 as compared to the same period in 2008. While we undertook a thorough evaluation of our installation costs and methodologies in the fourth quarter of 2008, the continuing rapid decline of the U.S. auto market in the first quarter of 2009 led us to make additional installation staff and expense reductions which did not provide us with any gross margin benefit in the first quarter of 2009 as these reductions took place very late in the quarter. Absent another dramatic decline in new U.S. automobile sales, we expect that the cost reductions we have made will result in installation costs as a percentage of sales to continue to be in line with our historical percentages.

The combined cost of goods sold associated with Locator Systems and SCI for the six months ended June 30, 2009 and 2008 was 48% and 65%, respectively, of their combined revenue.

As a percentage of international revenue, cost of goods sold relating to our international segment was 50% and 44%, for the six months ended June 30, 2009 and 2008, respectively. The increase in cost of goods sold as a percent of revenue was due primarily to the significant reduction in unit revenue from sales to our licensees and an increase in network operations expenses in Italy.

As a percentage of Boomerang revenue, cost of goods sold relating to our Boomerang segment was 52% and 55% for the six months ended June 30, 2009 and 2008, respectively. This decrease was mainly due to staff and expense reductions made in the fourth quarter of 2008, upon the completion of Boomerang’s analog to digital conversion which began to provide gross margin benefit in the second quarter of 2009.

Operating Expenses

The following table presents our operating expenses (dollars in thousands):

	Six Months Ended June 30,		Percentage Change 2009 vs. 2008
	2009	2008

Product development	$3,340	$3,625	(8)%
Sales and marketing	15,597	24,335	(36)
General and administrative	18,022	16,213	11
Depreciation and amortization	3,427	3,762	(9)
Impairment of goodwill and intangible assets	14,038	—	NA

Total operating expenses	$54,424	$47,935	14%

Product Development

As a percentage of revenue, product development expenses were 5% and 4% for the six months ended June 30, 2009 and 2008, respectively.

Product development expenses decreased by $285,000 for the six months ended June 30, 2009 as compared to the same period a year earlier. The decrease was primarily the result of a $327,000 decrease in consulting, temporary employee, and outsourced product development costs and a decrease of $73,000 in travel expenses, offset by an increase of $132,000 in internal personnel related expenses necessary to support our long-term new product initiatives.

Sales and Marketing

As a percentage of revenue, sales and marketing expenses were 25% for both the six months ended June 30, 2009 and 2008, respectively.

The decrease of $8,738,000 for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily attributable to:

•

Decreased advertising expenses as $4,054,000 was incurred in conjunction with the rollout of our cable television advertising campaign in 2008 with no comparable expense in the second quarter of 2009 due to management’s decision to reduce the advertising budget;

•	Decreased compensation expenses of $1,993,000 based upon a reduction in the workforce as well as decreased incentive compensation as a result of lower sales volumes;

•	Decreased travel and entertainment costs of $822,000;

•	Decreased bad debt expenses of $685,000 as a result of improved aging statistics; and

•	Decreased marketing expenses of $430,000 at our Boomerang segment which were higher in the second quarter of 2008 as a result of the segment’s analog to digital conversion efforts.

General and Administrative

As a percentage of revenue, general and administrative expenses were 28% and 17% for the six months ended June 30, 2009 and 2008, respectively.

The increase of general and administrative expenses of $1,809,000, for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily attributable to:

•	Increased legal expenses of $1,705,000, which were primarily attributable to legal costs related to the legal proceedings with our former licensee in China and our California Class Action litigation;

•

Increased general and administrative expenses of $1,541,000 related to the addition of the operations of Locator Systems, for which results were included beginning in April 2008, and SCI, as a result of the consolidation of their operations beginning in August 2008, for which there are no comparable expenses in the six months of 2008; and

•	Increased compensation expenses of $389,000; offset by,

•	Decreased general and administrative expenses of $1,054,000 at our Boomerang segment resulting from the workforce reduction which took place in the fourth quarter of 2008;

•	Decreased consulting and temporary employee expenses of $120,000;

•	Decreased employee training expenses of $176,000; and

•	Decreased travel expenses of $330,000.

Depreciation and Amortization

As a percentage of revenue, depreciation and amortization expense was 5% and 4% for the six months ended June 30, 2009 and 2008, respectively.

Depreciation and amortization expenses decreased by $335,000, for the six months ended June 30, 2009 as compared to the same period one year ago. The decrease for the quarter comparison from 2009 compared to 2008 is primarily related to a small number of assets becoming fully depreciated and not being replaced.

Impairment of Goodwill and Intangible Assets

During the three months ended June 30, 2009, our Boomerang segment’s results continued to be impacted by the current volatile economic environment, as well as the continued shift in the Canadian auto market away from high-end vehicles, where Boomerang has historically had a high penetration rate, and the attrition of analog subscribers following the transition to digital technology during 2008. Also, during the second quarter of 2009, management made the decision to integrate Boomerang operations into the US operating structure.

Our updated forecasts continue to indicate that Boomerang’s ability to regain profitability would take longer than originally expected. We determined, based on the factors described above coupled with the lower than previously projected operations that a triggering event had occurred and that an evaluation of potential impairment of goodwill and other long-lived assets for the Boomerang segment was required as of June 30, 2009.

As of June 30, 2009, we tested the long-lived assets of our Boomerang segment for recoverability and determined that the monitoring contractual relationships were not fully recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values. In accordance with SFAS 144, we then determined the fair value of these intangible assets using a discounted cash flow model. As a result of this impairment analysis, the segment recognized an impairment charge of $411,000 at June 30, 2009 for monitoring contractual relationships. The impairment is included in Impairment of goodwill and intangible assets for the three and six months ended June 30, 2009.

As a result of the triggering events outlined above, we assessed the fair value of our Boomerang reporting unit as of June 30, 2009. Utilizing a discounted cash flow method under the income approach we determined the fair value of the Boomerang reporting unit to be less than its carrying value. We then allocated the fair value to the reporting unit’s assets and liabilities and determined that there was no implied fair value of reporting unit’s goodwill. This resulted in an impairment charge of $13,627,000. The impairment is included in Impairment of goodwill and intangible assets for the three and six months ended June 30, 2009.

In relation to the projections used in Boomerang’s 2008 annual impairment test, our impairment test projections at June 30, 2009 were adjusted downward for the near and long term. The segment’s current year revenue growth is projected to be approximately 13% lower than the projections used in our 2008 annual impairment test and we are projecting no revenue growth for 2010. For the subsequent years of our projections up to the year ending December 31, 2014 and including the terminal year we are projecting a modest 3% revenue growth with negative debt free cash flow projected through the year ended December 31, 2013 as the Boomerang segment unit is expected to gradually shift from a recurring annual subscription revenue model to a month-to-month pay as you go revenue model.

To estimate the appropriate discount rate to apply in our DCF model we computed the weighted average cost of capital applied against a capital structure that was weighted 9% to interest bearing debt and 91% to equity. Factors taken into consideration in estimating the discount rate used in our analysis were: the risk-free rate of Canadian Government Bonds, a market risk premium adjusted for a beta of comparable publicly traded companies and a small stock premium reflecting the extra risk of investment in a small company. Based on the above factors the discount rate used in our impairment test was 16% which was consistent with the rate applied in our 2008 annual impairment test.

Other (Expense) Income

The following table presents our other (expense) income (dollars in thousands):

	Six Months Ended June 30,		Percentage Change 2009 vs. 2008
	2009	2008
Interest income	$619	$1,054	(41)%
Interest expense	(246)	(708)	(65)
Equity loss in affiliate	—	(1,220)	(100)
Other (expense) income	474	348	36

Total other (expense) income	$847	$(526)	(261)%

Other (expense) income for the six months ended June 30, 2009 increased by $1,373,000 as compared to the same period in 2008. This increase is primarily attributable to the following:

•	Decreased interest expense of $462,000, due to a decrease in short-term interest rates;

•	Decreased equity loss in affiliate of $1,220,000 as a result of SCI’s results being consolidated for the six months ended June 30, 2009, but not for the same period in 2008; and

•

Increased other income of $126,000 which was primarily due to: (i) a $208,000 increase in gains related to valuing foreign currency and foreign currency transactions, driven by $324,000 related to Brazil Real offset by (ii) a $68,000 decrease in dividend income; offset by

•	Decreased interest income of $435,000, due to the decrease in our average investment balance versus the prior year, and a decrease in short-term interest rates.

Benefit Provision for Income Taxes

The (benefit) provision for income taxes decreased by $2,790,000, or 419%, for the six months ended June 30, 2009, compared to the same period a year ago primarily due to a $10,012,000 decrease in pre-tax income (loss), excluding the goodwill and intangible assets impairment charge of $14,038,000, which does not receive a tax benefit. Our effective combined tax rate decreased to 9.9% for the six months ended June 30, 2009, as compared to 25.1% for the same period one year ago, primarily due to this charge, which was a discrete event in the quarter.

We have utilized a discrete effective tax rate method, as allowed by Accounting Principles Board Opinion No. 28 and Financial Accounting Standards Board Interpretation No. 18 (as amended), to calculate taxes for the second quarter of 2009. Under the discrete effective tax rate method, the tax rate for the three and six months ended June 30, 2009 was calculated by applying a separate estimated annual effective tax rate to our US loss and to each of our profitable foreign jurisdictions.

Net (Loss) Income and Earnings (Loss) Per Share Attributable to LoJack Corporation

As a result of the foregoing, net income (loss) attributable to LoJack Corporation for the six months ended June 30, 2009 decreased by $20,929,000, or 1,054% from $1,986,000 of income for the six months ended June 30, 2008, to $18,943,000 of losses for the six months ended June 30, 2009. For six months ended June 30, 2009, the loss per share attributable to LoJack Corporation was $1.11 per diluted share as compared to earnings per share of $0.11 in the same period in 2008.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or SFAS 160. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted SFAS 160 in the first quarter of 2009. SFAS 160, which was retrospectively applied relative to presentation and disclosure requirements, requires the noncontrolling interest to be separately presented as a component of stockholders’ equity on the consolidated balance sheet and on the consolidated statement of operations.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal periods beginning after November 15, 2008. We adopted SFAS 157 to our nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with business combinations and intangible assets. Our adoption of SFAS 157 for nonfinancial assets and liabilities did not have a material impact on our consolidated financial position as of June 30, 2009 or our results of operations for the three months and six months ended June 30, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 was effective for us beginning January 1, 2009. Our adoption of SFAS 161 did not have a material impact on our consolidated financial position as of June 30, 2009 or our results of operations for the three months and six months ended June 30, 2009.

In April 2009, the FASB issued three FASB Staff Positions, or FSPs, related to fair value measurement and disclosure. FSP FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly, provides additional guidance on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. The FASB also issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments, amending the accounting guidance for other-than-temporary impairments of debt securities and the disclosure requirements of equity securities and debt securities. We have adopted the provisions of these FSPs as of June 30, 2009. Although the adoption of FSP FAS 157-4, FAS 115-2 and FAS 124-2 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures, which are included in Note 6.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements. The effective date for FSP No. FAS 107-1 and APB 28-1 is June 15, 2009 and accordingly we have adopted the provisions of this FSP as of June 30, 2009. Although the adoption of FSP FAS 107-1 and APB 28-1 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures, which are included in Note 6.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165. SFAS 165 defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company has adopted the provisions of SFAS 165 as of June 30, 2009. Although the adoption of SFAS 165 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures, which are included in Note 1,

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or SFAS 168. SFAS 168 establishes the FASB Accounting Standards Codification, the ASC, as the source of authoritative principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles, or GAAP. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not anticipate that the adoption of SFAS 168 will have a material impact on our consolidated financial statements. However, references to authoritative accounting literature contained in our financial statements will be made in accordance with the ASC commencing with our quarterly report for the period ending September 30, 2009.

Liquidity and Capital Resources

Our liquidity is contingent on continued customer demand for our products and services and continuing our existing relationships with automobile dealers, insurance companies, international licensees and certain law enforcement agencies. In response to trends in the industry which may limit the number of locations where we may install LoJack Units within a vehicle, we are developing our next generation product which will enable us to further expedite installations and provide the opportunity for installation of the LoJack Units in a greater number of locations within a vehicle. We believe that we will be able to keep pace with required technological changes in our products and expect that our sales and marketing initiatives will continue to drive demand.

We intend to continue to improve upon our technologies and may introduce new products that leverage our brand recognition, proven technology and understanding of the process of stolen vehicle recovery. Over the next four years, we expect to spend between $8,000,000 and $10,000,000 on new product development and between $15,000,000 and $20,000,000 on capital expenditures to support these plans. These funds are expected to be allocated as follows: $6,000,000 to $7,500,000 for enhancement to LoJack’s core tracking and recovery technology; $3,000,000 to $4,500,000 in product and technology enhancements for our LoJack SafetyNet and cargo initiatives; and $14,000,000 to $18,000,000 for maintenance and enhancements to our internal systems and technology infrastructure. We expect to fund the product development and capital expenditures out of existing working capital.

We expect capital expenditures for 2009 to be between $6,000,000 and $8,000,000, which we expect to fund out of our existing working capital, which was $77,157,000 as of June 30, 2009. Non-discretionary capital expenditures budgeted for in 2009 include: $1,300,000 to $1,800,000 for enhancement to LoJack’s core tracking and recovery technology; $1,200,000 to $1,700,000 in product and technology enhancements for our LoJack SafetyNet and cargo initiatives; and $500,000 to $1,000,000 for enhancements to our internal systems and technology infrastructure. Discretionary expenditures for 2009 which could be delayed to a future period include $3,000,000 to $3,500,000 for additional hardware infrastructure and system upgrades. However, we currently have no plans to delay these projects or spending levels

We have commercial operations in Italy through our wholly-owned subsidiary, LoJack Italia, SRL. Since 2005, we have invested approximately $17,000,000 (comprised of LoJack network build out and operating losses) in LoJack Italia. We estimate this ownership will require an additional investment of approximately $4,000,000 to $5,000,000 over the next two to three years. Based on our experience with current international licensees, we believe that LoJack Italia will generate long-term profitability and value after the investment period. This investment is part of our strategy to own a controlling interest in select international markets that present a significant long-term financial growth opportunity.

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

On July 20, 2007, we entered into a five-year multicurrency revolving credit and term loan agreement with Citizens Bank of Massachusetts, as Lender, Administrative Agent, Lead Arranger and Issuing Bank, Royal Bank of Canada, as the Canadian Lender, and the lending institutions party thereto, or the New Credit Agreement. The New Credit Agreement provides for (i) a multicurrency revolving credit facility in the maximum amount of USD $50,000,000 (or its equivalent in alternate currencies) for which no amounts were outstanding under this facility at June 30, 2009; (ii) a CAD $5,000,000 revolving credit facility for our Boomerang segment for which there was CAD $1,000,000 (USD $865,000) borrowed at June 30, 2009; and (iii) a CAD $26,000,000 (USD $22,491,000) term loan facility for Boomerang for which we paid down CAD $6,000,000 (USD $5,190,000) during the quarter. Such pay down was to further capitalize the Boomerang entity, take advantage of favorable exchange rates and to maintain an EBITDA ratio that makes available a more favorable borrowing rate. The term loan provides for no additional borrowing availability. We have the right to increase the aggregate amount available to be borrowed under the USD $50,000,000 multicurrency facility up to USD $75,000,000, subject to certain conditions, including consent of the lender. Our overall borrowing capacity is reduced to the extent we have issued standby letters of credit. As of June 30, 2009, we had irrevocable letters of credit in the aggregate amount of $1,468,000 outstanding. The outstanding principal balance under the New Credit Agreement is payable in full at maturity, which is July 2012. At no time during the term of the New Credit Agreement has our loan been called nor have we failed to be in compliance with any of its covenants.

In the future we may require additional financing to make investments in new technologies, products, markets, industries or to provide additional working capital. Although we have no present intentions to draw additional funds under the revolving credit facilities, our ability to do so is subject to certain conditions and we may not be able to satisfy those conditions should we wish to draw down on the credit facility. We believe the lenders participating in our credit agreement will be able to provide financing in accordance with their contractual obligations. However, the current economic environment may adversely impact the availability and cost of credit in the future. Furthermore, if we do not meet adjusted EBITDA or other performance measures, we could be limited as to how much we can borrow or fail to comply with our loan covenants. Such failure could result in an event of default that, if not cured or waived, could adversely impact our financial condition. In order to comply with certain covenants and performance measures of the New Credit Agreement, we may need to prepay a portion or our entire term loan. To maintain our EBITDA ratio we currently anticipate paying down three to five million dollars of our outstanding debt over the next three to six months. At June 30, 2009, based on our most restrictive debt covenant, there was approximately $12,000,000 of credit available under our New Credit Agreement, however there can be no assurance that we would be extended these funds if we were to make a request.

In recent years, we have made no attempt to raise capital from external sources nor do we have any credit rated debt outstanding. Therefore, it is difficult to predict whether any efforts by the Company to raise capital would be successful. Furthermore, we believe our ability to raise such funds may be limited due to the status of the automotive industry and the U.S. economy as a whole. If additional equity securities were to be issued, shareholder value would be diluted and the new equity securities may have rights, preferences or privileges senior to those of our common stock.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2009	2008
Cash (used in) provided by:
Operating activities	$1,031	$5,892
Investing activities	982	6,331
Financing activities	(6,384)	(10,363)
Effect of exchange rate changes on cash	(80)	162

(Decrease) increase in cash and cash equivalents	$(4,451)	$2,022

Cash provided by operating activities decreased by $4,861,000 during the six months ended June 30, 2009, compared to the same period in 2008. The decrease was due to a net decrease of $10,147,000 in earnings excluding non cash items, offset by an increase in cash from other working capital items of $5,286,000.

Cash provided by investing activities decreased by $5,349,000 during the six months ended June 30, 2009, compared to the same period in 2008, primarily due to a decrease in the net proceeds from our marketable securities activity of $6,040,000.

Cash used in financing activities decreased by $3,979,000 during the six months ended June 30, 2009, compared to the same period in 2008. The decrease was primarily attributable to a decrease in our stock repurchase activity of $14,278,000 offset by a decrease in our debt and short term borrowings of $9,764,000. During the six months ended June 30, 2009, we repaid CAD$6,000,000 (USD$5,190,000) on our term loan facility for Boomerang.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have exposure to market risk due to the nature of our financial instruments. Our financial instruments at June 30, 2009 consisted of cash and cash equivalents, marketable securities, accounts receivable, non-current investments, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities. The fair value of cash and cash equivalents, marketable securities, accounts receivable, non-current investments, accounts payable, customer deposits, and accrued liabilities as of June 30, 2009, approximated their carrying values.

Our primary market risk exposures relate to interest rate risk, foreign currency exchange rate risk and market value risk relating to common stock price of Absolute Software and Traqueur, our French licensee. Significant changes in the market price of Absolute Software’s and Traqueur’s common stock could result in significant fluctuations in revenue and other income (expense). Based on the 400,000 Absolute warrants outstanding and 166,500 shares held as of June 30, 2009, a $1.00 change in the market price of Absolute’s common stock would result in a $442,000 increase/decrease in the combined fair value of the warrants and marketable securities.

Interest rate exposure relates primarily to the effect of interest rate changes on amounts outstanding under our term loan and revolver for which there was CAD$21,309,000 (equivalent to U.S. $18,433,000) of borrowings outstanding as of June 30, 2009 and our variable rate line-of-credit and demand facilities. Based on the outstanding borrowings under the term loan at June 30, 2009, a 1% increase in the interest rate would result in an additional $184,000 of annual interest expense.

Accounts for subsidiaries whose functional currency is not the U.S. dollar are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses are reported in the statement of operations and were not material in the quarters presented. Historically, we have had minimal foreign currency exposure as most transactions with customers and vendors are denominated in U.S. dollars. We do manage future foreign exchange exposures that cause both earnings and cash volatility by utilizing a hedging strategy as long as the exposure is material and the hedge cost effective. During the first quarter of 2009, we entered into two forward contracts to purchase Euros as part of our strategy to hedge our corporate tax exposure, which is denominated in Euros, at our Irish subsidiary. These contracts expired on June 8, 2009 and we recognized a currency translation gain of $49,000 which is included in other income on our statement of operations for the six months ended June 30, 2009. As of June 30, 2009, we had no derivative contracts outstanding.

Currently, we do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off balance sheet financing transactions.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

China Related Litigation

On November 21, 2007, LoJack Equipment Ireland Limited, or LoJack Ireland, instituted an arbitration proceeding seeking to enforce our post-termination rights and the post-termination obligations of our former China licensee, Kington Holdings Limited, or Kington. We terminated the license agreement on November 12, 2007 based upon our belief that the licensee was in default and had failed to perform its obligations under the license agreement. Under the license agreement, exclusive jurisdiction for the resolution of controversies under or relating to the license agreement is arbitration in Boston, Massachusetts, under the rules of the American Arbitration Association. On September 26, 2008, Kington formally filed a counterclaim against LoJack Ireland, claiming breach of contract by LoJack Ireland and seeking $269,300,000 in damages and expenses and seeking to treble those damages. In the alternative, Kington seeks specific performance by LoJack Ireland under the license agreement. The matter was arbitrated in Boston, Massachusetts in February 2009 and on March 17, 2009 the Arbitrator issued a Partial Final Award. The Arbitrator determined that LoJack Ireland improperly terminated the license agreement and that LoJack Ireland breached the license agreement. The Arbitrator denied Kington’s claim for treble damages. Whether Kington is entitled to any damages and, if so, the amount will be determined in Phase II of this ongoing arbitration proceeding. The hearing for Phase II is scheduled for November 2009. The Arbitrator’s award of damages, if any, could have a material adverse affect on our financial condition and results of operations.

On September 30, 2008, Kington also filed a claim against LoJack Corporation in Massachusetts Superior Court alleging interference with contractual relations relating to the license agreement at issue in the aforementioned arbitration proceeding. Kington is seeking damages of $269,300,000; the same amount sought by Kington in the arbitration proceeding, plus attorneys’ fees and is seeking to treble those damages. Kington is also seeking both injunctive relief to prevent LoJack Corporation from issuing a new license in China and a declaration that LoJack Corporation is liable for any damages that Kington may be awarded against LoJack Ireland in the aforementioned arbitration proceeding. The Massachusetts Superior Court granted LoJack Corporation’s motion to stay this proceeding through April 2009 and the respective parties have filed competing motions regarding whether the stay should be lifted or extended. On May 5, 2009, the Massachusetts Superior Court granted Kington’s motion to lift the stay. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in this case, our financial condition and results of operations could be materially adversely affected.

On August 4, 2009, Kington and two affiliates, Chinapac Limited and Pinpoint Vehicle Services Limited, instituted a suit against LoJack Corporation and LoJack Ireland in the High Court of the Hong Kong Special Administrative Region Court of the First Instance alleging damages of approximately $2,600,000 and seeking declarations, among other things, that the loan agreements and ancillary documents between the parties are void and have no effect. LoJack Corporation and LoJack Ireland have not been served and believe the claims are without merit.

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

Due to the dismissal of the plaintiff’s claims in federal court as discussed above, in November 2007, plaintiff also filed state law claims in California State Court. In January 2008, we removed the state law claims to the United States District Court for the Central District of California. The plaintiff filed a motion to remand back to California State Court and that motion was subsequently granted. The plaintiff’s motion for class certification and our motion for summary judgment and opposition to class certification was heard on April 16, 2009. On June 24, 2009, the California State Court did not rule on our motion for summary judgment and granted the plaintiff’s claims for class certification with respect to 9 claims. The court denied certification with respect to 5 of the claims. We cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. If the final resolution of this lawsuit is unfavorable to us, our financial condition and results of operations could be materially adversely impacted.

Item 1A.	Risk Factors

For a discussion of the Company’s risk factors please refer to Part 1, “Item 1A. Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on May 20, 2009. At the meeting Richard T. Riley, Ronald V. Waters III, Robert J. Murray, Harvey Rosenthal, John H. MacKinnon, Robert L. Rewey, Maria Renna Sharpe and Rory J. Cowan were elected to serve as directors of the Company until the next annual meeting of stockholders or until their successors shall have been duly elected and qualified. The results of the election of Directors, adoption of the proposed amendment to the Company’s 2008 Stock Incentive Plan and the ratification of the Company’s auditors for 2009 are as follows:

1.	Election of Directors:

	For	Withheld
Richard T. Riley	15,897,196	216,238
Ronald V. Waters III	15,900,822	212,612
Robert J. Murray	15,884,490	228,944
Harvey Rosenthal	15,140,720	972,714
John H. MacKinnon	15,936,895	176,539
Robert L. Rewey	15,170,320	943,114
Maria Renna Sharpe	15,179,076	934,358
Rory J. Cowan	15,134,954	978,480

2.	Adoption of the proposed amendment to the Company’s 2008 Stock Incentive Plan:

For:	6,747,679
Against:	4,761,318
Abstain:	23,134
Broker Non Votes:	4,581,303

3.	Ratification of Deloitte & Touche LLP as independent auditors for 2009:

For:	15,840,837
Against:	258,860
Abstain:	13,737

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.2*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.3*	Rule 13a-14(a)/15(d)–14(a) Certification.

32*	Certification Pursuant to 18 U.S.C. Section 1350.

*	Indicates an exhibit which is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation
Registrant

Date: August 10, 2009	By:	/s/ RONALD V. WATERS, III
Ronald V. WATERS, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2009	By:	/s/ TIMOTHY P. O’CONNOR
Timothy P. O’Connor
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2009	By:	/s/ BRIAN D. BOYCE
Brian D. Boyce
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)