Form 10-Q
period 2009-09-30
LOJACK CORP
filed 2009-11-13
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 11, 2009, there were 18,143,669 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,681	$57,888
Restricted cash	16,983	—
Marketable securities at fair value	1,924	4,236
Accounts receivable—Net	35,198	42,978
Inventories	12,631	14,655
Prepaid and other expenses	3,695	4,420
Prepaid income taxes	9,070	3,606
Deferred income taxes	6,139	6,330

Total current assets	102,321	134,113
PROPERTY AND EQUIPMENT—NET	20,990	21,741
DEFERRED INCOME TAXES	9,118	9,544
INTANGIBLE ASSETS—NET	778	1,474
GOODWILL	1,717	14,599
OTHER ASSETS—NET	14,749	14,405

TOTAL ASSETS	$149,673	$195,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$14,501	$2,419
Accounts payable	4,418	6,573
Accrued and other liabilities	9,174	7,035
Current portion of deferred revenue	24,447	24,229
Accrued compensation	4,566	7,116

Total current liabilities	57,106	47,372
LONG TERM DEBT	—	21,263
DEFERRED REVENUE	35,664	38,979
DEFERRED INCOME TAXES	205	252
OTHER ACCRUED LIABILITIES	929	1,496
ACCRUED COMPENSATION	2,221	2,200

Total liabilities	96,125	111,562

COMMITMENTS AND LITIGATION (NOTE 12)

STOCKHOLDERS’ EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding 18,143,669 at September 30, 2009 and 17,447,449 at December 31, 2008	181	174
Additional paid-in capital	17,169	14,833
Accumulated other comprehensive income	7,951	8,169
Retained earnings	28,277	60,658

Total LoJack Corporation stockholders’ equity	53,578	83,834
Noncontrolling interest in subsidiary	(30)	480

Total stockholders’ equity	53,548	84,314

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$149,673	$195,876

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenue	$36,121	$52,887	$99,366	$150,455
Cost of goods sold	15,554	24,165	46,620	70,618

Gross margin	20,567	28,722	52,746	79,837

Costs and expenses:
Product development	1,928	1,829	5,267	5,455
Sales and marketing	8,678	12,096	24,276	36,431
General and administrative	10,597	8,163	28,619	24,376
Legal settlement	18,250	—	18,250	—
Depreciation and amortization	1,418	1,714	4,845	5,476
Impairment of goodwill and intangible assets	—	38,090	14,038	38,090

Total	40,871	61,892	95,295	109,828

Operating loss	(20,304)	(33,170)	(42,549)	(29,991)

Other income (expense):
Interest income	519	530	1,139	1,584
Interest expense	(98)	(253)	(343)	(961)
Equity loss in affiliate	—	(15)	—	(1,205)
Other, net	201	(1,213)	674	(895)

Total	622	(951)	1,470	(1,477)

Loss before (benefit) provision for income taxes and net loss of noncontrolling interest	(19,682)	(34,121)	(41,079)	(31,468)
(Benefit) provision for income taxes	(6,064)	634	(8,188)	1,299

Net loss	(13,618)	(34,755)	(32,891)	(32,767)
Less: Net loss attributable to the noncontrolling interest	(179)	(68)	(510)	(68)

Net loss attributable to LoJack Corporation	$(13,439)	$(34,687)	$(32,381)	$(32,699)

Loss per share attributable to LoJack Corporation:
Basic	$(0.78)	$(2.05)	$(1.89)	$(1.88)

Diluted	$(0.78)	$(2.05)	$(1.89)	$(1.88)

Weighted average shares:
Basic	17,228,083	16,897,702	17,148,463	17,419,727

Diluted	17,228,083	16,897,702	17,148,463	17,419,727

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,891)	$(32,767)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	2,333	1,658
Depreciation and amortization	5,479	6,602
Impairment of goodwill and intangible assets	14,038	38,090
Fair value adjustment to warrants	(747)	994
Allowance for doubtful accounts	460	593
Deferred income taxes	15	22
Loss (gain) on disposal of property and equipment	7	(3)
Gain on marketable securities	(468)	(51)
Gain on foreign exchange transactions	—	(1)
Equity loss in affiliate	—	1,205
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	9,313	465
Inventories	2,381	(919)
Prepaid and other expenses	854	(869)
Prepaid income taxes	(5,464)	(2,615)
Other assets	(207)	35
Accounts payable	(2,298)	(1,796)
Accrued and other liabilities	(1,482)	1,024
Deferred revenue	(3,843)	1,829

Net cash (used in) provided by operating activities	(12,520)	13,496

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(4,103)	(4,017)
Purchase of marketable securities	(186)	(2,111)
Proceeds from the sale of marketable securities	4,051	12,912
Purchase of businesses, net of cash acquired	—	(618)
Restricted cash	(16,983)	—
Other	—	31

Net cash (used in) provided by investing activities	(17,221)	6,197

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	—	138
Issuance of shares under employee stock purchase plan	344	737
Repayment of debt	(14,146)	(1,348)
Proceeds from debt	2,327	3,570
Repurchase of common stock	—	(14,278)
Other	(35)	—

Net cash used in financing activities	(11,510)	(11,181)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	44	237

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41,207)	8,749
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	57,888	56,556

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,681	$65,305

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by LoJack Corporation and its subsidiaries, or “LoJack”, “we”, “our”, or “the Company”, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements include the accounts of LoJack, its wholly-owned subsidiaries, and Supply Chain Integrity, or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2009, and the results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the three and nine months ended September 30, 2009 and 2008. The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through November 13, 2009.

These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, which includes consolidated financial statements and notes thereto for the year ended December 31, 2008.

Recently Adopted Accounting Guidance

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (previously referred to as SFAS 160), as codified in FASB ASC topic 810, Consolidation (now referred to as ASC 810). The objective of ASC 810 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted ASC 810 in the first quarter of 2009. ASC 810, which was retrospectively applied relative to presentation and disclosure requirements, requires the noncontrolling interest to be separately presented as a component of stockholders’ equity on the consolidated balance sheet and on the consolidated statement of operations.

As of September 30, 2009, the noncontrolling interest in subsidiary was $(30,000) as compared to $149,000 as of June 30, 2009, $328,000 as of March 31, 2009 and $480,000 as of December 31, 2008. The change of $179,000 for the three months ended September 30, 2009 and $510,000 for the nine months ended September 30, 2009, respectively, is the noncontrolling interest’s portion of the subsidiary loss reflected in the statement of operations. No other comprehensive (loss) income components are attributed to the noncontrolling interest.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, (previously referred to as FSP 157-2), as codified in FASB ASC topic 820, Fair Value Measurements and Disclosures (now referred to as ASC 820-10), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal periods beginning after November 15, 2008. We adopted ASC 820-10 to our nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with business combinations and intangible assets. Our adoption of ASC 820-10 for nonfinancial assets and liabilities did not have a material impact on our consolidated financial position as of September 30, 2009 or our results of operations for the three months and nine months ended September 30, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (previously referred to as SFAS 161), as codified in FASB ASC topic 815, Fair Derivatives and Hedging (now referred to as ASC 815). ASC 815 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. ASC 815 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. ASC 815 was effective for us beginning January 1, 2009. Our adoption of ASC 815 did not have a material impact on our consolidated financial position as of September 30, 2009 or our results of operations for the three months and nine months ended September 30, 2009.

In April 2009, the FASB issued three FASB Staff Positions, or FSPs, related to fair value measurement and disclosure. FSP FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly, (previously referred to as FSP SFAS 157-4), as codified in ASC 820. ASC 820 provides additional guidance on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. Although the adoption of ASC 820 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures, which are included in Note 6.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (previously referred to as FSP SFAS 107-1), as codified in ASC 825. ASC 825 which requires disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements. The effective date is June 15, 2009 and accordingly we adopted the provisions of this FSP as of June 30, 2009. Although the adoption of ASC 825 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures, which are included in Note 6.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165 (previously referred to as SFAS 165), as codified in FASB ASC topic 855, Subsequent Events (now referred to as ASC 855). SFAS 165 defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company has adopted the provisions of SFAS 165 as of June 30, 2009. Although the adoption of SFAS 165 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures, which are included in Note 1.

Accounting Guidance Issued But Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), as codified in ASC 810. ASC 810 amends FIN 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach. ASC 810 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur, requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and requires additional disclosures about an enterprise’s involvement in variable interest entities. ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact of adopting SFAS 167 on our consolidated results of operations and financial position.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value (ASU 2009-05) to provide guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157). ASU 2009-05 reaffirms that fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date; that is, the liability is presumed to continue and is not settled with the counterparty. In addition, ASU 2009-05 reemphasizes that a fair value measurement of a liability includes nonperformance risk and that such risk does not change after transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. Entities may also elect to early adopt the ASU if financial statements have not been issued. In the period of adoption, an entity is required to disclose any change in valuation technique and related inputs and quantify the total effect, if practicable. The Company is currently evaluating the impact of adopting ASU 2009-05 on our consolidated results of operations and financial position.

In September 2009, the FASB ratified EITF Issue 08-1, Revenue Arrangements with Multiple Deliverables as codified in ASC 605, Revenue Recognition (referred to as ASC 605). ASC 605 provides greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement. In addition, ASC 605 requires the use of estimated selling price to allocate arrangement considerations, therefore eliminating the use of the residual method of accounting. ASC 605 will be effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Earlier application is permitted. The Company is currently evaluating the impact of adopting EITF 08-1 on our consolidated results of operations and financial position.

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

The weighted average shares used for the basic and diluted computations for the three months and nine months ended September 30, 2009 and 2008, respectively, is as follows:

	Three Months ended September 30, 2009	Three Months ended September 30, 2008
Weighted average shares for basic and diluted	17,228,083	16,897,702

	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008
Weighted average shares for basic and diluted	17,148,463	17,419,727

For the three and nine months ended September 30, 2009 and 2008, respectively, all shares of stock issuable pursuant to stock options and unvested stock were antidilutive. For the three and nine months ended September 30, 2009, 2,275,162 stock options and 561,797 shares of restricted stock were excluded from the computation of diluted net loss per share. For the three and nine months ended September 30, 2008, 1,563,953 stock options and 250,437 shares of restricted stock were excluded from the computation of diluted net loss per share. Performance shares totaling 70,525 and 215,500 were excluded from the computation of earnings per share as of September 30, 2009 and 2008, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.

3. Inventories

Inventories are classified as follows (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$625	$545
Work in process	923	1,163
Finished goods, net	11,083	12,947

Total inventories	$12,631	$14,655

4. Stock Compensation

Stock Options

A summary of option activity during the nine month period ended September 30, 2009 is presented below:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	1,764,557	$9.93
Granted	683,300	4.16
Exercised	(380)	5.26
Cancelled / Forfeited	(172,315)	11.71

Outstanding at September 30, 2009	2,275,162	$8.06	5	$720

Vested and unvested expected to vest at September 30, 2009	2,250,295	$8.34	5	$702
Exercisable at September 30, 2009	1,085,775	$9.79	4	$3

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

A summary of unvested stock activity during the nine month period ended September 30, 2009 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	402,713	$11.45
Granted	318,000	4.35
Cancelled / Forfeited	(33,028)	5.28
Vested	(66,080)	21.77

Unvested at September 30, 2009	621,605	$6.98

5. Derivatives

We manage certain foreign exchange exposures that cause both earnings and cash volatility by utilizing a hedging strategy as long as the exposure is material and the hedge cost effective.

During the first quarter of 2009, we entered into two forward contracts to purchase Euros as part of our strategy to hedge certain foreign currency commitments, which were denominated in Euros, at our Irish subsidiary. These contracts expired on June 8, 2009 and we recognized a currency transaction gain of $49,000 which is included in other income on our statement of operations for the nine months ended September 30, 2009. As of September 30, 2009, we had no derivative contracts outstanding.

6. Investments and Fair Value Measurements

As described in Note 1, we adopted ASC 820, Fair Value Measurements and Disclosures. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

ASC 820 establishes a three-tier fair value hierarchy, which classifies the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring management to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets that are accounted for at fair value on a recurring basis at September 30, 2009, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$1,800	$1,800	$—	$—
Marketable securities	1,924	1,924	—	—
Absolute Software warrants	326	—	326	—
Equity investment in French licensee	786	786	—	—

Total	$4,836	$4,510	$326	$—

Our investments associated with our Executive Nonqualified Deferred Compensation Plan consist of mutual funds that are publicly traded and for which market prices are readily available. Gains and losses related to our investments associated with our Executive Nonqualified Deferred Compensation Plan are recorded in other income (expense) in the statement of operations.

In June 2005, we entered into a ten-year trademark license agreement with Absolute Software, Inc., or Absolute, a Vancouver, British Columbia, Canada based computer theft recovery company to brand its consumer offering “LoJack for Laptops.” In addition to an annual per unit royalty, Absolute issued to us 1,000,000 (on a post split basis) warrants to purchase Absolute’s common stock with vesting on a pro rata basis over a five year period commencing on July 1, 2006. As of September 30, 2009, we held 200,000 unvested warrants. We have concluded that a measurement date is not achieved until the warrants become vested and exercisable. Prior to reaching a measurement date, the fair value of unvested warrants is calculated utilizing a Black-Scholes option pricing model and the earned and unearned revenue is adjusted to fair value. Once a measurement date has been reached, the fair value of vested warrants is measured and the revenue related to the vested warrants becomes fixed with revenue recognized over the remaining term of the licensing agreement. Subsequent to reaching a measurement date, the vested warrants are accounted for as derivatives, which require that the warrants be recorded at fair value at each reporting date with any changes in fair value being recorded in the statement of operations.

In September 2009, we exercised the 200,000 Absolute warrants that vested on June 30, 2009. As of September 30, 2009, we held 366,500 Absolute common shares as marketable securities that we have designated as trading securities. The gains and losses on these securities are recorded in other income (expense) in the statement of operations. These shares are publicly traded and a market price is readily available.

Our equity investment in our French licensee is publicly traded and a market price is readily available. Because the quoted stock price of our investment fell below our recorded cost for an extended period of time, we recorded an other-than-temporary decline in our investment in other income (expense) in the statement of operations in the first quarter of 2009.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These include cost and equity method investments that are written down to fair value when their declines are determined to be other-than-temporary, and long-lived assets or goodwill that are written down to fair value when they are held for sale or determined to be impaired.

We use level 3 inputs to measure the fair value of goodwill and intangible assets on their annual measurement dates or if a triggering event occurs on an interim basis. We recorded an impairment to our goodwill and intangible assets as of June 30, 2009 which is discussed in Note 11.

As of September 30, 2009, investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, and a 17.5% equity interest in our Benelux licensee, totaling $500,000. Our investments in the aforementioned licensees are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. Management periodically reviews the carrying value of these investments using level 3 inputs such as projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no impairments to the fair value of these investments for all periods presented.

Financial Instruments not Measured at Fair Value

Some of our financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, restricted cash, accounts receivable and accounts payable.

The estimated fair value of our debt at September 30, 2009 was equal to the carrying value of $14,501,000, as the interest rate was modified on September 22, 2009 to approximate the market rate pursuant to the Waiver Agreement, as discussed in Note 7.

7. Debt

As of September 30, 2009 and December 31, 2008, our debt consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Borrowings under line-of-credit facility	$1,611	$2,419

Long-term debt
Canadian dollar denominated term loan – current portion	$12,890	$—
Canadian dollar denominated term loan – long term	—	21,263

Total Canadian dollar denominated term loan	$12,890	$21,263

On July 20, 2007, we entered into a five-year multicurrency revolving credit and term loan agreement with Citizens Bank of Massachusetts, as Lender, Administrative Agent, Lead Arranger and Issuing Bank, or the Agent Bank, Royal Bank of Canada, as the Canadian Lender, and the lending institutions party thereto, or the Credit Agreement. The Credit Agreement provides for (i) a multicurrency revolving credit facility in the maximum amount of $50,000,000 for which no borrowings were outstanding at September 30, 2009; (ii) a CAD $5,000,000 revolving credit facility for our Boomerang segment for which there was CAD $1,750,000 (equivalent to U.S. $1,611,000) outstanding at September 30, 2009; and (iii) a CAD $26,000,000 (equivalent to U.S. $23,939,000) term loan facility for Boomerang for which we paid down CAD $12,000,000 (equivalent to U.S. $10,741,000) over the last two quarters.

On September 22, 2009, in connection with the payment required to be made pursuant to the terms of the Settlement Agreement discussed in Note 12, we entered into a Waiver Agreement, or the Waiver, with the lenders party to the Credit Agreement.

The Waiver modifies the Credit Agreement to, among other things: (a) waive non-compliance with the Credit Agreement financial covenants, to the extent attributable to payments under the Settlement Agreement, (b) increase the applicable interest rate for outstanding borrowings under the Credit Agreement by 2.0%, (c) require the Company to pledge cash collateral to the Agent Bank in an amount equal to the outstanding amount of all loans, letters of credit obligations and bankers’ acceptances owed to the lenders, (d) suspend the obligations of the lenders to extend additional credit to us (other than letters of credit that renew existing letters of credit, to the extent covered by the pledged cash collateral), and (e) amend certain covenants contained in the Credit Agreement.

The waiver described in clause (a) in the preceding paragraph will terminate upon the lenders constituting the “Required Lenders” under the Credit Agreement having reasonably determined that certain events have occurred. Among these events is the occurrence of any event of default under the Credit Agreement or any event that with the giving of notice or lapse of time or both would become an event of default under the Credit Agreement (excluding any default or event of default covered in clause (a) above). The Waiver will also automatically terminate upon our failure to enter into a restructured credit agreement with certain of the existing lenders or obtain financing from new lenders on or before December 30, 2009. Upon termination of the waiver, the Waiver provides that the Agent Bank will apply the pledged cash collateral to pay our outstanding obligations under the Credit Agreement and that the lenders’ commitments to extend credit under the Credit Agreement will terminate.

In connection with the execution and delivery of the Waiver, we paid the lenders a waiver fee equal to 0.25% of the outstanding indebtedness under the Credit Agreement as of the date of the Waiver, plus all costs and expenses of the lenders’ including attorney’s fees. The fee and expenses incurred in conjunction with the execution and delivery of the Waiver are recorded in general and administrative expenses in the statement of operations.

As of September 30, 2009, we had outstanding borrowings of CAD $15,750,000 (equivalent to U.S. $14,501,000) and irrevocable letters of credit of approximately $1,514,000, a portion of which is denominated in Canadian dollars. Given the terms of the Waiver, our outstanding borrowings are all classified as current liabilities on the condensed consolidated balance sheet. The cash collateral required under the terms of the waiver has been classified as restricted cash in the condensed consolidated balance sheet.

8. Comprehensive Loss

Total comprehensive loss and its components for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss attributable to LoJack Corporation	$(13,439)	$(34,687)	$(32,381)	$(32,699)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(890)	(1,720)	(585)	(1,755)
Unrealized gains (losses) on marketable securities	175	(717)	367	(1,479)

Total comprehensive loss	$(14,154)	$(37,124)	$(32,599)	$(35,933)

No portion of other comprehensive loss was attributable to the noncontrolling interest.

Total accumulated other comprehensive income and its components were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Marketable Securities	Total Accumulated Other Comprehensive Income
Balance at January 1, 2009	$8,169	$—	$8,169
Foreign currency translation adjustments	(585)	—	(585)
Unrealized gain on marketable securities, net of tax of $234	—	367	367

Balance at September 30, 2009	$7,584	$367	$7,951

9. Income Taxes

Our effective tax rate for the three months ended September 30, 2009 was 30.8% while our effective tax rate for the three months ended September 30, 2008 was (1.9)%. The effective tax rate was significantly impacted by the varying tax treatment of discrete items incurred during the three months ended September 30, 2009 and the three months ended September 30, 2008. In the three months ended September 30, 2009, we recorded an expense associated with a legal settlement in the amount of $18,250,000. This expense generated a tax benefit for the quarter in the amount of $4,699,000. In the three months ended September 30, 2008, we recorded a goodwill and intangible impairment charge of $38,090,000 of which $36,830,000 related to goodwill and did not receive a tax benefit.

Our effective tax rate for the nine months ended September 30, 2009 was 19.9% while our effective tax rate for the nine months ended September 30, 2008 was (4.1) %. The effective tax rates were significantly impacted by the varying tax treatments of an impairment charge and the legal settlement expense incurred during the nine months ended September 30, 2009 and an impairment charge incurred during the nine months ended September 30, 2008. In the nine months ended September 30, 2009, we recorded an expense associated with a legal settlement in the amount of $18,250,000, which generated a tax benefit in the amount of $4,699,000, and a goodwill and intangible impairment charge of $14,038,000, for which no tax benefit was recorded. In the nine months ended September 30, 2008, we recorded a goodwill and intangible impairment charge of $38,090,000 of which $36,830,000 related to goodwill and did not receive a tax benefit.

We have utilized a discrete effective tax rate method to calculate the benefit for income taxes for the second and third quarter of 2009, as management determined that the estimated annual effective tax rate would not be reliable due to its sensitivity to minor changes in our annual pre-tax results. Under the discrete effective tax rate method, the tax rate for the three and nine months ended September 30, 2009 was calculated by applying a separate estimated annual effective tax rate to our U.S. loss and to each of our profitable foreign jurisdictions.

We have analyzed the tax consequences associated with the settlement payment and believe we have taken the appropriate tax deduction. In the event this position is challenged by the tax authorities, we are prepared to do what is necessary to sustain the position, including defending our position through the court of last resort. As such, we have not recorded an uncertain tax position related to the position taken. Although we believe the measurement of the tax position is proper, there can be no assurance we will ultimately prevail if disputed by the tax authorities.

10. Segment Reporting

We have three separately managed and reported business segments: Domestic, International, and Boomerang. The results for SCI, which was consolidated beginning in the third quarter of 2008, and LSC Locator Systems International Corp., or Locator Systems, which was acquired in the second quarter of 2008, have been included in the Domestic segment.

The following table presents information about our business segments for the three and nine months ended September 30, 2009 and 2008 (in thousands). Certain general overhead costs and income taxes have been allocated to the Domestic and International segments based on methods considered to be reasonable by our management.

	Domestic Segment	International Segment	Boomerang Segment	Consolidated

Consolidated Statements of Operations Data
Three Months Ended September 30, 2009
Revenue	$23,697	$9,138	$3,286	$36,121
Depreciation and amortization	1,156	142	247	1,545
Legal settlement	9,125	9,125	—	18,250
Interest expense	14	14	70	98
Interest income	14	502	3	519
Net (loss) income	(5,148)	(9,175)	705	(13,618)

	Domestic Segment	International Segment	Boomerang Segment	Consolidated
Three Months Ended September 30, 2008
Revenue	$29,879	$17,691	$5,317	$52,887
Depreciation and amortization	1,371	128	398	1,897
Impairment of goodwill and intangible assets	—	—	38,090	38,090
Interest expense	12	12	229	253
Interest income	268	267	(5)	530
Net (loss) income	(1,340)	4,522	(37,937)	(34,755)

Nine Months Ended September 30, 2009
Revenue	$66,941	$23,146	$9,279	$99,366
Depreciation and amortization	4,345	339	795	5,479
Impairment of goodwill and intangible assets	—	—	14,038	14,038
Legal Settlement	9,125	9,125	—	18,250
Interest expense	23	23	297	343
Interest income	159	967	13	1,139
Net loss	(9,684)	(9,536)	(13,671)	(32,891)

Nine Months Ended September 30, 2008
Revenue	$93,380	$41,362	$15,713	$150,455
Depreciation and amortization	4,947	296	1,304	6,547
Impairment of goodwill and intangible assets	—	—	38,090	38,090
Interest expense	71	70	820	961
Interest income	1,210	373	1	1,584
Net (loss) income	(3,008)	9,017	(38,776)	(32,767)

11. Impairment of Goodwill and Intangible Assets

Upon the acquisitions of Boomerang, SCI and Locator Systems, we recorded goodwill and acquired certain intangible assets with finite lives. The intangible assets acquired include customer relationships and trade names and trademarks.

When we acquired Boomerang, Locator Systems and SCI we established annual impairment testing dates of October 31st for Boomerang and November 30th for Locator Systems and SCI, respectively. These tests for impairment are performed on an interim basis if there are triggering events identified. Triggering events are events or changes in circumstance that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; (iii) unanticipated competition; (iv) a loss of key personnel; (v) a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; (vi) the testing for recoverability of a significant asset group within a reporting unit; or (vii) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

The first step in goodwill impairment testing is to compare the estimated fair value of the reporting unit to its carrying value. We utilize the discounted cash flow, or DCF, method under the income approach to estimate a reporting unit’s fair value. Use of a DCF valuation model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value. The key assumptions used in the DCF valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital, or WACC. The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. Using historical and projected data, growth rates and cash flow projections are generated for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates.

We corroborate the results of the DCF model by using the guideline company method and the comparable transaction method, both of which are market-based approaches. In the event that the estimated fair value of the reporting unit is less than its carrying amount, we would then proceed to Step 2 to determine if an impairment charge is necessary, and if so, in what amount.

Boomerang

At June 30, 2009 we conducted our review of the Boomerang reporting unit to determine if a triggering event had occurred. We reviewed both external economic factors and internal business performance including revenue, subscriber base and operating costs as compared to the annual projections utilized in the prior fair value determination. During the three months ended June 30, 2009, Boomerang’s subscriber base continued to decline with non-renewals outpacing new subscribers thus making the achievement of the projected year-end 2009 subscriber base unlikely. In addition, the length of new subscription contracts trended shorter in duration, negatively impacting Boomerang’s cash flows. As a result, we determined that the mid-term projections of operating income were no longer achievable without initiating additional cost reductions. However, Boomerang’s operating costs could not be reduced further as a standalone business without impacting customer service, installation capacity and minimum required infrastructure.

We concluded that the size of the Boomerang business could no longer support a separate infrastructure and decided to restructure the Boomerang entity. We expect the restructuring will streamline the Boomerang business by taking advantage of the existing LoJack U.S. resources, capabilities and support functions. We concluded that these events and circumstances would more likely than not reduce the Boomerang entity’s fair value below its carrying amount and a triggering event was identified.

As a result of the triggering event, we evaluated the fair value of the Boomerang reporting unit as of June 30, 2009. The fair value of the Boomerang reporting unit was determined to be less than its carrying value by utilizing the DCF method using the income approach. Boomerang’s current year revenue growth was projected to be approximately 13% lower than the projections used in our 2008 annual impairment test and we are projecting no revenue growth for 2010. For the subsequent years of our projections up to the year ending December 31, 2014 and including the terminal year we are projecting a modest 3% revenue growth with negative debt free cash flow projected through the year ended December 31, 2013 as the Boomerang segment unit is expected to gradually shift from a recurring annual subscription revenue model to a monthly pay-as-you-go revenue model.

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

Management then allocated the fair value to the reporting unit’s assets and liabilities and determined that there was no implied fair value of reporting unit’s goodwill. As a result of this impairment analysis, the segment recognized a goodwill impairment charge of $13,627,000 at June 30, 2009 and thus the elimination of the goodwill balance attributable to the Boomerang reporting unit. The impairment is included in Impairment of goodwill and intangible assets on the condensed consolidated statement of operations for the nine months ended September 30, 2009.

As of June 30, 2009, we tested the long-lived assets of our Boomerang segment for recoverability and determined that the monitoring contractual relationships and trade name and trademark intangible assets were not fully recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values. We then determined the fair value of these intangible assets using a DCF model. As a result of this impairment analysis, the segment recognized an impairment charge of $411,000 at June 30, 2009. The impairment is included in Impairment of goodwill and intangible assets on the condensed consolidated statement of operations for the nine months ended September 30, 2009.

Locator Systems

We perform the annual assessment of the goodwill for Locator Systems at its annual testing date of November 30th. At November 30, 2008, we estimated that the fair value of the Locator reporting unit to be approximately $1.0 million, which was the price that was paid for the assets six months earlier. Locator’s carrying value was approximately $800,000 at November 30, 2008. The next annual impairment testing will be performed as of November 30, 2009.

SCI

At June 30, 2009, SCI’s results were adversely impacted by the current volatile economic environment which prompted management to make significant revisions to our internal forecasts. Our updated forecasts indicate that SCI’s ability to become profitable would take longer than originally expected. We determined, based on the factors described above coupled with the lower than previously projected results of operations that a triggering event had occurred and that an evaluation of potential impairment of goodwill and other long-lived assets for SCI was required as of June 30, 2009.

As a result of the triggering event outlined above, we assessed the fair value of our SCI reporting unit as of June 30, 2009. Utilizing a DCF method using the income approach, we determined it was more likely than not that the fair value was not below the carrying value.

For the three months ended September 30, 2009, no triggering event was identified. The next annual testing will be November 30, 2009.

The following table summarizes the changes in goodwill (in thousands) for the nine months ended September 30, 2009:

	Domestic Segment	Boomerang Segment	Consolidated
Balance at January 1, 2009	$1,717	$12,882	$14,599
Impairment loss on Boomerang	—	(13,627)	(13,627)
Foreign currency exchange	—	745	745

Balance at September 30, 2009	$1,717	$—	$1,717

The following table summarizes the changes in intangible assets (in thousands) for the nine months ended September 30, 2009:

	Domestic Segment	Boomerang Segment	Consolidated
Balance at January 1, 2009	$701	$773	$1,474
Amortization	(181)	(161)	(342)
Impairment loss on Boomerang	—	(411)	(411)
Foreign currency exchange	—	57	57

Balance at September 30, 2009	$520	$258	$778

12. Commitments and Litigation

China Related Litigation

As previously reported, LoJack Equipment Ireland Limited, or LoJack Ireland, and its former China licensee, Kington Holdings Limited, were involved in an arbitration proceeding relating to the termination of the license agreement between the parties. The matter was arbitrated in Boston, Massachusetts in February 2009 and on March 17, 2009 the Arbitrator issued a Partial Final Award. The Arbitrator determined that LoJack Ireland improperly terminated the license agreement and that LoJack Ireland breached the license agreement. Whether Kington was entitled to any damages and, if so, the amount was to be determined in Phase II of the arbitration proceeding. The hearing for Phase II was scheduled for November 2009.

Also as previously reported, on September 30, 2008, Kington also filed a claim against LoJack Corp in Massachusetts Superior Court alleging LoJack Corporation improperly interfered with contractual relations between Kington and LoJack Ireland relating to the license agreement at issue in the Arbitration. Kington sought damages of $269,250,000, the same amount sought by Kington in the Arbitration, and also made a claim for treble damages.

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

As disclosed in our Current Report on Form 8-K dated September 22, 2009, on September 22, 2009, in resolution of all of the aforementioned litigation and arbitration between the parties, LoJack Corporation, LoJack Ireland, and certain of their affiliates and Kington and certain of its affiliates, entered into a Release and Settlement Agreement (the “Settlement Agreement”) providing for a settlement and release of all disputes and claims. Pursuant to the terms of the Settlement Agreement, the parties thereto agreed to release any and all claims and disputes, pending or potential, based on any event or matters occurring on or before the effectiveness of the releases, including those related to or arising out of the agreements among the parties and the matters that were the subject of the pending litigation and Arbitration. In consideration of the release and settlement, LoJack Corporation and LoJack Ireland paid a total of $18,250,000 in cash to Kington on September 25, 2009 upon satisfaction of the conditions specified in the Settlement Agreement, including the return to the Company of the LoJack infrastructure purchased by Kington and the dismissal with prejudice of all pending litigation and the Arbitration among the parties. LoJack Corporation also discharged the remaining outstanding balance of approximately $950,000 owed to LoJack Corporation under the separate notes and loan agreements between the parties.

California Class Action Litigation

On April 5, 2006, a suit was filed against LoJack Corporation in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. The plaintiff contends that we improperly credited break time and overtime pay and seeks unspecified monetary and injunctive relief. In September 2007, the United States District Court for the Central District of California granted our motion for summary judgment and dismissed the plaintiff’s federal law claims which represented the largest part of our potential exposure. The plaintiff appealed the District Court’s decision and, on February 4, 2009, the case was argued before the Ninth Circuit Court of Appeals. On August 21, 2009, the Ninth Circuit affirmed the district court’s grant of summary judgment, except as to the claim for compensation for the required postliminary PDT transmission, which was vacated. The plaintiff has since filed a petition for rehearing to the Ninth Circuit to the same three judge panel which issued its decision in August 2009 and we are currently preparing our response.

Due to the dismissal of the plaintiff’s claims in federal court as discussed above, in November 2007, plaintiff also filed state law claims in California State Court. In January 2008, we removed the state law claims to the United States District Court for the Central District of California. The plaintiff filed a motion to remand back to California State Court and that motion was subsequently granted. The plaintiff’s motion for class certification and our motion for summary judgment and opposition to class certification were heard on April 16, 2009. In June 2009, the California State Court granted the plaintiff’s claims for class certification with respect to 9 claims. The court denied certification with respect to 5 of the claims and did not rule on our motion for summary judgment. We appealed this decision in August 2009 and the appellate court granted the writ and ordered the lower court to vacate the order. On September 24, 2009, Superior Court of California issued a revised ruling containing the court’s rationale in certifying the claims and in appointing the class representative. The Company appealed this revised ruling in October, 2009. We cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. If the final resolution of this lawsuit is unfavorable to us, our financial condition and results of operations could be materially adversely impacted.

13. Subsequent Events

In October 2009, we along with the minority investors in SCI invested an additional $800,000 into SCI in exchange for 1,188,707 shares of SCI common stock. Our portion of this investment was $508,000. Our ownership percentage did not change.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: (i) the continued and future acceptance of and demand for our products and services; (ii) the Company’s ability to obtain financing from lenders; (iii) the outcome of the ongoing litigation involving the company; (iv) the rate of growth in the industries of our customers; (v) the presence of competitors with greater technical, marketing, and financial resources; (vi) our customers’ ability to access the credit markets; (vii) our ability to promptly and effectively respond to technological change to meet evolving customer needs; (viii) our ability to successfully develop and expand our products, channels and operations; and (ix) changes in general economic, political or geographical conditions. For a further discussion of these and other significant factors to consider in connection with forward–looking statements concerning us, reference is made to Item 1A “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2008.

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

Our Domestic revenue is derived primarily from the sale of LoJack Units, LoJack Early Warning ®, and extended warranty products to consumers. Approximately 85% of domestic sales are made through a distribution network of dealers of new and used automobiles. We have strong consumer brand awareness in the United States.

Given the current economic conditions, we are looking to minimize our fixed costs and maximize the use of variable installation cost for each LoJack Unit by increasing our installation volumes with certified dealers and other third parties. We monitor the quality of such installations through the use of an expanded quality control process. We maintain full warranty service of LoJack Units, both for the convenience of dealers through which the LoJack Units are sold and to maintain a high degree of quality control and security over our technology.

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

In April 2008, we acquired the assets of Locator Systems, of Victoria, British Columbia, Canada, for approximately $1,000,000 to facilitate our entry into the market for tracking and rescuing people at risk. Locator Systems provides solutions to track and rescue people at risk, including those with Alzheimer’s, autism, Down syndrome and dementia. In February 2009, we re-launched the Locator Systems product and service offerings under the LoJack SafetyNet™ brand name.

In 2008, and for the nine months ended September 30, 2009, LoJack SafetyNet revenue was primarily comprised of the sale of search and rescue receivers, or SAR receivers, personal locator units and replacements parts to a single customer. In 2009, LoJack SafetyNet is beginning to transition from an order fulfillment revenue model servicing one primary customer to a fulfillment and service model providing the LoJack SafetyNet solution to caregivers and consumers for a monthly fee. As part of this new business model, we plan to provide the SAR receivers directly to participating law enforcement at nominal or no cost.

We acquired approximately 60% of Supply Chain Integrity, or SCI, in two transactions in 2007 and 2008. We also license to SCI the LoJack trademark for its cargo and tracking recovery solution, called LoJack InTransit™. LoJack InTransit provides organizations with integrated prevention, detection, investigation and recovery solutions that reduce and manage risk related to cargo transport. In the fourth quarter of 2009, SCI delivered the first product to be approved by the FAA for cargo tracking and can therefore now provide monitoring of cargo when it is shipped via air. We will continue to collaborate with SCI on business development activities and provide them with product development support. Revenue for SCI is derived from the sale of tracking devices as well as subscription fees for monitoring service alerts and activity reporting.

In October 2009, we along with the minority investors in SCI invested an additional $800,000 into SCI in exchange for 1,188,707 shares of SCI common stock. This investment was made to further support the growth of the cargo and tracking recovery business development.

International Segment

Internationally, our licensed as well as our owned and operated stolen vehicle recovery technology is operational in over 30 countries and territories around the world. We have existing licensees in Latin America, South America, Europe, Africa and the Asia Pacific Rim. Revenue from this segment consists of product sales to our licensees, royalties and license fees.

We record additions to deferred revenue for international license fees and recognize the revenue over the term of the license (generally ten years). Royalty revenue is recognized when earned.

Italy is the only country outside of the United States and Canada where we own and operate a recovery network. Consumers who purchase a LoJack Unit in Italy are required to purchase a service contract with LoJack Italia. The terms of service contracts offered range from 12 to 84 months and are payable in full upon activation of the related unit or renewal of a previous service contract with exception for “Fleet” market, for which the units and tracking service is payable on a monthly basis.

Boomerang Segment

Revenue from our Boomerang segment is derived primarily from the sale of Boomerang Espion, Boomerang Espion Alert, Boomerang, Boomerang2 and BoomerangXpress Units, related products, and service contracts. A majority of the insurance companies based in Quebec offer rebates to customers who install a Boomerang Unit in their high priced or high risk of theft vehicles, and in many instances, require installation of a Boomerang Unit in such vehicles.

Consumers who purchase a Boomerang Unit are required to also purchase a service contract. The terms of service contracts offered range from 12 to 60 months. Contracts may be paid in full or on a monthly basis upon activation or renewal of the related unit.

Key Economic Factors and Trends and our Business

Domestic Segment

During 2008, the domestic auto industry experienced its worst performance in 16 years, with new car sales declining approximately 18% from the prior year to approximately 13.2 million vehicles sold. As of September 30, 2009, industry experts are projecting 2009 annualized new car sales of about 10.2 million units, and our larger dealers remain confident that sales are slowly re-bounding. More importantly, industry experts are now estimating an increase in new car sales to about 11.5 to million units for 2010. Our sequential quarterly increases this year and the industry expectations for the future certainly provide some positive direction for us. Based on our strong relationships with dealers, we are poised to take advantage of the expected upswing in the auto market. We have experienced no discernable erosion due to any technology based competitor, and dealers continue to view our products as a valuable profit center that provide a strong consumer value proposition. The core challenge remains the tight credit markets.

Fewer consumers purchased new vehicles in 2009, and those that did were not extended the same level of credit from lenders as in previous years. As a result, LoJack and other aftermarket automotive products were doubly impacted as fewer consumers bought cars and those that did had less cash to purchase aftermarket products.

The U.S. Government passed the Car Allowance Rebate System (C.A.R.S.), or “cash for clunkers” program, which provided consumers up to $4,500 in credit for trading in their cars or trucks for those that are more fuel efficient. Based upon feedback we have received from our dealer partners, it is apparent that the cash for clunkers program did pull some sales forward in the year. This is important to us to for three reasons. First, it resulted in a huge spike in domestic new automobile sales during August, resulting in a seasonally adjusted run rate in the broader market of over 14 million vehicles. The spike in new car sales, which occurred within about a 30 day period, overwhelmed dealers with the government paperwork and the dealers’ finance and insurance departments, and the aftermarket products that they sell, suffered. Secondly, many of those buyers who were taking advantage of the government incentives were credit challenged and aftermarket sales to these customers was minimal. As a result, we experienced an aberration in our market penetration rate (LoJack Units sold/dealer new vehicles sold), which for the month of August dropped to 5.5%. We don’t have more recent data based on new vehicle registrations, but we believe that our penetration rate will rebound in coming months based on positive signs we are seeing in some of our regions. In the second quarter of 2009, we reported that despite the decline in domestic new vehicle sales we maintained our dealer penetration rate of approximately 6%. Finally, the program may have caused a pull forward of auto sales into the third quarter from the fourth quarter which may have an adverse impact on our sales in the fourth quarter.

These challenges have also reinforced the importance of our efforts to diversify by extending the LoJack brand and introducing products for construction equipment, laptops, motorcycles, cargo and people at risk. During 2008, we invested $2,000,000 in SCI to support our cargo initiative, $3,500,000 in building a vehicle tracking and recovery business in Italy and approximately $1,000,000 to acquire the assets of Locator Systems to facilitate our entry into the market for tracking people at risk (which was relaunched as LoJack SafetyNet in February 2009). The FCC Rule and Order which was granted in August 2008, allows us to use our legacy nationwide frequency, which was previously limited to stolen vehicle recovery, for the tracking and recovery of people at risk, people of interest to law enforcement, cargo and hazardous materials. As a result of this ruling, we can now work to leverage our existing technical infrastructure and extend our deep integration with law enforcement beyond stolen vehicles to include these other diverse applications on the same nationwide frequency. LoJack SafetyNet will represent the first domestic LoJack business to support a subscription model generating a recurring revenue stream.

As credit becomes more available and consumer confidence builds, the LoJack brand and our innovative technologies will put us in a strong position to grow our business.

International Segment

Internationally, our customers continued to see the impact of the global economic crisis during the first three quarters of 2009. During the third quarter of 2009, our international unit volume decreased 4% over the second quarter of 2009, with most of our larger licensees remaining conservative in their buying patterns based upon the uncertainties of their local economies. Sales of new vehicles impact our international customers to a lesser extent than our domestic customers as the majority of the international business is driven by insurance company incentives. Regardless, the extent of the global economic crisis has negatively impacted the international businesses and will likely continue to do so for the remainder of 2009. The sequential growth from the first quarter of 2009 to the second quarter of 2009 and the decrease from the second quarter of 2009 to the third quarter of 2009 reflects historical licensee purchasing patterns, which can vary significantly from quarter to quarter, with the fourth quarter historically producing the greatest amount of revenue. While we expect there to be an increase in revenue in the fourth quarter of 2009 as compared to the third quarter of 2009, we do not expect that increase to be to the extent that we experienced in 2008.

Boomerang Segment

Our business at Boomerang has been challenged by the recent analog to digital conversion, the economic and credit crisis in Canada and the continued shift in the Canadian auto market away from high-end vehicles, where Boomerang has historically had a high penetration rate. We have taken cost-cutting measures and reduced the size of Boomerang’s operation to reflect the new level of business. As a result of these challenges, management has taken steps to reduce our operations workforce, both domestically and at Boomerang, in order to minimize costs and ensure that we are spending at a level appropriate for the size of our business. Also, during the second quarter of 2009, management made the decision to integrate Boomerang operations into the US operating structure. The integration is progressing as planned and is expected to be completed in the second half of 2010.

Critical Accounting Policies

The unaudited condensed consolidated financial statements include the accounts of LoJack Corporation, our wholly-owned subsidiaries, and SCI. Intercompany transactions and balances are eliminated in consolidation. Management is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The actual results could differ from those estimates. Our accounting policies are described in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Results of Operations for the three months ended September 30, 2009 versus the three months ended September 30, 2008

Revenue

Revenue for the three months ended September 30, 2009 decreased by $16,766,000 as compared to the same period a year ago. The following table presents revenue by our segments (dollars in thousands):

	Three Months Ended September 30,		Percentage Change 2009 vs. 2008
	2009	2008
Domestic	$23,697	$29,879	(21)%
International	9,138	17,691	(48)
Boomerang	3,286	5,317	(38)

Total revenue	$36,121	$52,887	(32)%

Revenue related to our domestic segment declined $6,182,000 for the three months ended September 30, 2009 as compared to the same period in 2008. In the three months ended September 30, 2009, our domestic revenue continued to be adversely impacted by the financial crisis which led to a significant decrease in new car sales, a widespread credit freeze impacting both businesses and consumers, major liquidity problems for businesses, decreased consumer confidence, and a dramatic decline in the capital markets as compared to the prior year. All of these factors have continued to have a powerful impact on the performance of U.S. businesses, with the domestic auto industry and related aftermarket products such as LoJack Units being especially adversely impacted.

During August 2009, in response to the financial crisis, the U.S. Government provided consumers up to $4,500 in credit for trading in their cars or trucks for those that are more fuel efficient under the cash for clunkers program. The impact cash for clunkers had upon our business was threefold. First, it resulted in a huge spike in domestic new automobile sales during August, resulting in a seasonally adjusted run rate in the broader market of over 14 million vehicles. The spike in sales, which occurred within about a 30 day period, overwhelmed dealers with the government paperwork, and the sales of aftermarket products, suffered. Second, many of those buyers who were taking advantage of the government incentives were credit challenged and aftermarket sales to these customers was minimal. As a result, we experienced an aberration in our market penetration (LoJack Units sold as a percentage of dealer new vehicles sold), which at that time dropped to 5.5%. We do not have more recent data based on new vehicle registrations but believe that our penetration will rebound in coming months based on positive signs we are seeing in some of our regions. In the second quarter of 2009, we reported that despite the decline in domestic auto sales we maintained our dealer penetration rate of approximately 6%. Finally, the program may have caused a pull forward of auto sales into the third quarter from the fourth quarter which may have an adverse impact on our sales in the fourth quarter.

Although there has been a decline in the number of domestic auto dealers actively selling LoJack products in the third quarter of 2009, as compared to the same period in 2008, no one dealer has been a major factor in the year over year decrease in LoJack Unit volume.

All of our domestic distribution channels continued to be affected by the economic downturn in the three months ended September 30, 2009 as our auto dealer, commercial, direct and motorcycle channels saw revenue declines of 20%, 52%, 18% and 45%, respectively.

The decrease in domestic segment revenue for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily attributable to:

•

A decrease of $5,973,000, or 26%, decline in LoJack Unit revenue caused by a 27,500, or 27%, decrease in the number of units sold from 101,900 to 74,400 units, offset by a 1% increase in average revenue per unit sold;

•

A decrease of $522,000, or 45%, in revenue from the motorcycle channel caused by a 1,900, or 50%, decrease in LoJack Units sold from 3,800 to 1,900 units, offset by a 11% increase in average revenue per unit sold;

•	A decrease of $194,000, or 7%, in the service revenue element of our Early Warning product which is deferred at the time of sale and amortized over a 5 year period; and

•	A decrease of $207,000, or 45%, in revenue from Locator Systems; offset by

•	An increase of $189,000, or 10%, in revenue recognized from the sale of warranty products;

•	An increase of $184,000, or 790%, in royalty and other revenue, primarily related to royalty revenue from an increase in the fair market value of the stock warrants issued by Absolute; and

•	The inclusion of $524,000 in revenue from SCI in the three months ended September 30, 2009, for which only two months of SCI revenue of $497,000 was captured in the same period in 2008.

Revenue related to our international segment decreased $8,553,000 for the three months ended September 30, 2009 as compared to the same period in 2008.

This decrease was primarily due to a 51% decline in unit volume compared to the same period one year ago. Our international unit volume and revenue reflect the impact of the widening global economic crisis and the effects of a build-up of inventory at the end of the fourth quarter of 2008 by certain licensees. The economic uncertainty in the international markets has impacted the buying patterns of our licensees as they work to preserve liquidity, reduce foreign exchange exposure and minimize existing inventory.

The decrease in international segment revenue for 2009 as compared to 2008 was primarily attributable to:

•

A decrease of $3,317,000, or 84%, in product revenue from African licensees as a result of a 45,400, or 84%, decrease in the number of units sold from 54,000 to 8,600, with a 2% increase in the average revenue per unit; and

•

A decrease of $4,224,000, or 45%, in product revenue from South American licensees as a result of a 57,400, or 44%, decrease in the number of units sold from 129,400 to 72,000, with a 2% decrease in the average revenue per unit.

Revenue related to our Boomerang segment decreased $2,031,000 in the three months ended September 30, 2009 compared to the same period in 2008. The volatility of the Canadian dollar negatively affected revenue by $185,000 or 5%. The remainder of the decrease was primarily due to the impact of the same economic challenges as our domestic auto business, as well as the continued shift in the Canadian auto market away from high-end vehicles, where Boomerang has historically had a high penetration rate, and the attrition of analog subscribers following the transition to digital technology during 2008.

Cost of Goods Sold

The following table presents cost of goods sold by our segments (dollars in thousands):

	Three Months Ended September 30,		Percentage Change 2009 vs. 2008
	2009	2008
Domestic	$10,516	$13,523	(22)%
International	4,018	7,766	(48)
Boomerang	1,020	2,876	(65)

Total cost of goods sold	$15,554	$24,165	(36)%

As a percentage of total revenue, cost of goods sold was 43% and 46% for the three months ended September 30, 2009 and 2008, respectively.

As a percentage of domestic revenue, cost of goods sold relating to our domestic segment was 44% and 45% for the three months ended September 30, 2009 and 2008, respectively.

Domestic unit volumes declined 28% for the three months ended September 30, 2009 as compared to the same period in 2008. While we undertook a thorough evaluation of our installation costs in the fourth quarter of 2008, the continuing decline of the U.S. auto market in the first quarter of 2009 led us to make additional installation staff and expense reductions. These reductions provided a gross margin benefit into the third quarter of 2009, as domestic gross margin percentages began to improve from the first half of 2009. Additionally, the U.S. Government passed the cash for clunkers program, spurring automobile sales for the quarter. Absent another dramatic decline in new U.S. automobile sales, we expect costs as a percentage of sales to continue to be in line with our historical percentages.

The combined cost of goods sold associated with Locator Systems and SCI for the three months ended September 30, 2009 and 2008 was 32% and 49%, respectively, of their combined revenue. Comparatively, the cost of goods sold for the three months ended September 30, 2009 contains both Locator and SCI results of $248,000, while the same period in 2008 captures two months of SCI’s cost of goods sold, as SCI was consolidated beginning in August 2008.

As a percentage of international revenue, cost of goods sold relating to our international segment was 44% for both the three months ended September 30, 2009 and 2008.

As a percentage of Boomerang revenue, cost of goods sold relating to our Boomerang segment was 31% and 54% for the three months ended September 30, 2009 and 2008, respectively. This decrease was primarily attributable to the receipt of $507,000 in a sales tax refund related to Boomerang line charges. Absent this refund, cost of goods sold related to Boomerang for the three months ended September 30, 2009 would have been 46%. The decrease from the three months ended September 30, 2008 was primarily attributable to the completion of Boomerang’s analog to digital conversion in the fourth quarter of 2008. Upon completion of the conversion, Boomerang made staff and expense reductions which began to provide gross margin benefit in the third quarter of 2009. Also, during the third quarter of 2009, Boomerang began to realize the benefit of the decreased cost of operating on the digital network as opposed to operating on the analog network.

Operating Expenses

The following table presents our operating expenses (dollars in thousands):

	Three Months Ended September 30,		Percentage Change 2009 vs. 2008
	2009	2008
Product development	$1,928	$1,829	5%
Sales and marketing	8,678	12,096	(28)
General and administrative	10,597	8,163	30
Depreciation and amortization	1,418	1,714	(17)
Legal settlement	18,250	—	—
Impairment of goodwill and intangible assets	—	38,090	(100)

Total operating expenses	$40,871	$61,892	(34)%

Product Development

As a percentage of revenue, product development expenses were 5% and 3% for the three months ended September 30, 2009 and 2008, respectively.

Product development expenses increased $99,000 for the three months ended September 30, 2009 as compared to the same period in 2008. The increase in 2009 was primarily due to an increase of $268,000 in compensation expenses and $14,000 in travel related expenses, offset by a decrease in outsourced consulting expenses of $65,000 and a decrease of $122,000 in product development costs primarily due to the timing of milestone payments made on the development of the next generation LoJack Unit.

We expected product development expenses as a percentage of revenue to continue to be higher than in 2008 as we improve upon our technologies and introduce new products that leverage our brand recognition, proven technology and understanding of the process of stolen vehicle recovery. In the fourth quarter of 2009, the next generation of LoJack Unit will be introduced. The next generation self-powered LoJack Unit is based on a newly developed proprietary power management protocol. This self-powered unit does not draw any power from a vehicle’s battery or electrical system, which makes it well suited for the vehicles of today and the future, including hybrid and electric cars.

Additionally, this next generation solution can be installed in more locations inside a vehicle, which makes the LoJack Unit even more covert. This is particularly important in countries in Latin America and in Africa where theft rates are especially high. Lastly, the installation process is simpler and thus more efficient for our technicians, dealers who are certified to install and our global licensees and their installation partners.

Sales and Marketing

As a percentage of revenue, sales and marketing expenses were 24% and 23% for the three months ended September 30, 2009 and 2008, respectively.

The decrease of $3,418,000 for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily attributable to:

•

Decreased advertising expenses of $2,170,000 as expenses were incurred in conjunction with the rollout of our cable television advertising campaign in 2008 with no comparable expenses in the third quarter of 2009 due to management’s decision to reduce the advertising budget;

•	Decreased compensation expenses of $1,124,000 based upon a reduction in the workforce and decreased incentive compensation as a result of lower sales volumes;

•	Decreased marketing expenses of $142,000;

•	Decreased travel and entertainment costs of $110,000;

•	Decreased collateral and marketing communication costs of $55,000; and

•	Decreased recruiting expenses of $45,000; offset by,

•	Increased provision for credit losses of $386,000 driven primarily by international receivables.

General and Administrative

As a percentage of revenue, general and administrative expenses were 29% and 15% for the three months ended September 30, 2009 and 2008, respectively.

The increase of general and administrative expenses of $2,434,000, for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily attributable to:

•	Increased legal expenses of $1,919,000, which were primarily attributable to the legal proceedings with our former licensee in China and our California class action litigation;

•	Increased compensation expenses of $647,000 due to severance payments associated with the reduction in the workforce during the three months ended September 30, 2009;

•

Increased general and administrative expenses of $449,000 resulting from the inclusion of $909,000 in general and administrative expenses from SCI for the three months ended September 30, 2009, as compared to only $460,000 representing two months of SCI’s general and administrative expenses which were captured in 2008;

•	Increased bad debt expenses of $164,000 related to the write off of a note receivable in connection with the legal settlement with our former licensee in China; and

•	Increased bank charges of $166,000 in conjunction with obtaining the debt covenant waiver, discussed under Liquidity and Capital Resources; offset by,

•

Decreased general and administrative expenses of $396,000 in our Boomerang segment which was primarily attributable to the workforce reductions which took place in the fourth quarter of 2008 and the first quarter of 2009.

Depreciation and Amortization

As a percentage of revenue, depreciation and amortization expense was 4% and 3% for the three months ended September 30, 2009 and 2008, respectively.

Depreciation and amortization expenses decreased by $296,000, for the three months ended September 30, 2009 as compared to the same period one year ago. The modest decrease is primarily related to a small number of assets becoming fully depreciated and not being replaced.

Legal Settlement

On September 22, 2009, in resolution of previously disclosed litigation and arbitration between the parties, LoJack Corporation (LoJack Corp), LoJack Equipment Ireland Limited (LoJack Ireland), and certain of their affiliates, and Kington Holdings Limited and certain of its affiliates (collectively, Kington), entered into a Release and Settlement Agreement (the Settlement Agreement), providing for a settlement and release of all disputes and claims.

In November 2007, LoJack Ireland, a subsidiary of LoJack Corp, terminated the license agreement with Kington, LoJack Ireland’s licensee in China and commenced arbitration through the American Arbitration Association to enforce LoJack Ireland’s post-termination rights under the license agreement (the Arbitration). In September 2008, Kington formally filed a counterclaim with the American Arbitration Association against LoJack Ireland. Such counterclaim was consistent with Kington’s original demand in November 2007, and claimed breach of contract, damages of $269,250,000, as well as treble damages. The Arbitration was bifurcated between two phases to determine liability and damages. Phase One was to determine whether the license agreement was properly terminated. In a decision on March 17, 2009, the arbitrator determined that LoJack Ireland improperly terminated and breached the license agreement. The arbitrator denied the former licensee’s claim for treble damages. In June 2009, LoJack Ireland moved to vacate the arbitrator’s Phase One award to the United States District Court for the District of Massachusetts. Phase Two of the Arbitration was scheduled to proceed to a hearing in November 2009 to determine whether the former licensee was entitled to any damages and, if so, the amount.

On September 30, 2008, Kington also filed a claim against LoJack Corp in Massachusetts Superior Court alleging LoJack Corp improperly interfered with contractual relations between Kington and LoJack Ireland relating to the license agreement at issue in the Arbitration. Kington sought damages of $269,250,000, the same amount sought by Kington in the Arbitration, and also made a claim for treble damages.

On August 4, 2009, Kington, together with two of its affiliates, Chinapac Limited and Pinpoint Vehicle Services Limited, initiated a suit against LoJack Corp and LoJack Ireland in the High Court of Hong Kong alleging damages relating to lost profits and lost earnings as a result of termination of the license agreement, as well as specified damages of approximately $2,600,000 and seeking declarations, among other things, that the loan agreements and ancillary documents between the parties were void and of no effect.

Pursuant to the terms of the Settlement Agreement, the parties thereto have agreed to release any and all claims and disputes, pending or potential, based on any event or matters occurring on or before the effectiveness of the releases, including those related to or arising out of the agreements among the parties and the matters that are the subject of the pending litigation and Arbitration. In consideration of the release and settlement, LoJack Corp and LoJack Ireland paid a total of $18,250,000 in cash to Kington on September 25, 2009 upon satisfaction of the conditions specified in the Settlement Agreement, including the return to the Company of the LoJack infrastructure purchased by Kington and the dismissal with prejudice of all pending litigation and the Arbitration among the parties. LoJack Corp has also agreed to discharge the remaining outstanding balance of approximately $950,000 owed to LoJack Corp under the separate notes and loan agreements between the parties. The Settlement Agreement includes a three year standstill provision providing that Kington shall not effect or participate in any acquisition of securities of LoJack Corp or solicitation of proxies to vote any voting securities of LoJack Corp, or attempt to influence or control LoJack Corp’s management or LoJack Corp’s board of directors during such period.

Impairment of Goodwill and Intangible Assets

Upon the acquisitions of Boomerang, SCI and Locator Systems, we recorded goodwill and acquired certain intangible assets with finite lives. These intangible assets acquired include customer relationships and trade name and trademarks. When we acquired

Boomerang, Locator Systems, and SCI, we established annual impairment testing dates of October 31st for Boomerang and November 30th for Locator Systems and SCI, respectively. These tests for impairment are performed on an interim basis if there are triggering events identified. Triggering events are events or changes in circumstance that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; (iii) unanticipated competition; (iv) a loss of key personnel; (v) a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; (vi) the testing for recoverability of a significant asset group within a reporting unit; or (vii) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

The first step in goodwill impairment testing is to compare the estimated fair value of the reporting unit to its carrying value. We utilize the discounted cash flow, or DCF, method under the income approach to estimate a reporting unit’s fair value. Use of a discounted cash flow valuation model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital, or WACC. The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Using historical and projected data, growth rates and cash flow projections are generated for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates.

We corroborate the results of the DCF by using the Guideline Company method and the Comparable Transaction method, both of which are market-based approaches. In the event that the estimated fair value of the reporting unit is less than its carrying amount, we would then proceed to Step 2 to determine if an impairment charge is necessary.

Boomerang

In 2004, Boomerang’s wireless telecommunication provider, announced that it would be shutting down its analog service across Canada on November 16, 2008. Boomerang’s technology was based on analog, thus all analog subscribers had to be migrated to a digital unit. As the final migration date approached, it became apparent that the conversion of subscribers from analog to digital would be more difficult and costly than anticipated. In addition, the retention rate of subscribers switching from Boomerang’s analog to digital service was lower than planned as many did not renew their subscription due to the impact of the global economic crisis.

As a result of the lower retention rates along with the analog to digital conversion of the Boomerang technology and the global economic crisis, the Company determined that a triggering event had occurred in September 2008.

As a result of the triggering events outlined above, we tested Boomerang’s goodwill for impairment as of September 30, 2008. Utilizing a discounted cash flow method we determined the fair value of the Boomerang reporting unit to be less than its carrying value. We then allocated the fair value to the reporting unit’s assets and liabilities and determined that the implied fair value of reporting unit’s goodwill was $15,173,000, resulting in an impairment charge of $36,830,000. The impairment is included in Impairment of goodwill and intangible assets on the consolidated statement of operations for the three months ended September 30, 2008.

As of September 30, 2008, we tested the long-lived assets of our Boomerang segment for recoverability and determined that the monitoring contractual relationships, completed technology and trade name and trademark intangible assets were not fully recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values. We then determined the fair value of these intangible assets using a discounted cash flow model. As a result of this impairment analysis, the segment recognized an impairment charge of $1,260,000 at September 30, 2008. The impairment charge by each intangible asset class was as follows: (i) $1,193,000 for monitoring contractual relationships; (ii) $16,000 for completed technology; and (iii) $51,000 for trade name and trademark. The impairment is included in Impairment of goodwill and intangible assets on the consolidated statement of operations for the three months ended September 30, 2008.

For the three months ended September 30, 2009, there was no goodwill related to our Boomerang segment remaining.

Locator Systems

For the three months ended September 30, 2009 and September 30, 2008, respectively, no triggering event was identified. The next annual testing will be November 30, 2009.

SCI

For the three months ended September 30, 2009 and September 30, 2008, respectively, no triggering event was identified. The next annual testing will be November 30, 2009.

Other Income (Expense)

The following table presents our other income (expense) (dollars in thousands):

	Three Months Ended September 30,		Percentage Change
	2009	2008	2009 vs. 2008
Interest income	$519	$530	(2)%
Interest expense	(98)	(253)	(61)
Equity loss in affiliate	—	(15)	(100)
Other income (expense)	201	(1,213)	(117)

Total other income (expense)	$622	$(951)	(165)%

Other income (expense) for the three months ended September 30, 2009 increased by $1,573,000 as compared to the same period in 2008. This increase is primarily attributable to the following:

•	Decreased interest expense of $155,000, of which $159,000 is associated with Boomerang, due to a lower average principal loan balance; and

•

Increased other income of $1,414,000 which was primarily attributable to: (i) a $102,000 gain associated with the valuation of Absolute common stock as compared to a loss of $417,000 in the same period of 2008, (ii) a gain of $187,000 related to investments in the deferred compensation plan for which there was a $164,000 loss in the three months ended September 30, 2008 and (iii) a $664,000 increase in gains related to foreign currency transactions, of which $621,000 is related to the Euro.

(Benefit) Provision for Income Taxes

The (benefit) provision for income taxes decreased by $6,698,000, or 1,056%, from $634,000 to $(6,064,000) for the three months ended September 30, 2009, as compared to the same period in 2008. The provision was significantly impacted by the tax treatment of discrete items incurred during the three months ended September 30, 2009 and the three months ended September 30, 2008. In the three months ended September 30, 2009, we recorded an expense associated with a legal settlement in the amount of $18,250,000. This charge generated a tax benefit for the quarter in the amount of $4,699,000. In the three months ended September 30, 2008, we recorded a goodwill and intangible impairment charge of $38,090,000 of which $36,830,000 related to goodwill and did not receive a tax benefit and did not impact the provision. Our effective tax rate for the three months ended September 30, 2009 was 30.8% while our effective tax rate for the three months ended September 30, 2008 was (1.9)%.

We have utilized a discrete effective tax rate method to calculate taxes for the second quarter and third quarter of 2009, as management determined that the estimated annual effective tax rate would not be reliable due to its sensitivity to minor changes in the Company’s annual pre-tax results. Under the discrete effective tax rate method, the tax rate for the three months ended September 30, 2009 was calculated by applying a separate estimated annual effective tax rate to our U.S. loss and to each of our profitable foreign jurisdictions.

We have analyzed the tax consequences associated with the settlement payment and believe we have taken the appropriate tax deduction. In the event this position is challenged by the tax authorities, we are prepared to do what is necessary to sustain the position, including defending our position through the court of last resort. As such, we have not recorded an uncertain tax position related to the position taken. Although we believe the measurement of the tax position is proper, there can be no assurance we will ultimately prevail if disputed by the tax authorities.

Net Loss and Loss Per Share Attributable to LoJack Corporation

As a result of the foregoing, the net loss attributable to LoJack Corporation decreased by $21,248,000 from a net loss of $34,687,000 for the three months ended September 30, 2008, to a net loss of $13,439,000 for the three months ended September 30, 2009. For three months ended September 30, 2009, the loss per share attributable to LoJack Corporation was $0.78 per diluted share as compared to a loss of $2.05 per diluted share in the same period in 2008.

Results of Operations for the nine months ended September 30, 2009 versus the nine months ended September 30, 2008

Revenue

Revenue for the nine months ended September 30, 2009 decreased by $51,089,000 as compared to the same period a year ago. The following table presents revenue by our segments (dollars in thousands):

	Nine Months Ended September 30,		Percentage Change
	2009	2008	2009 vs. 2008
Domestic	$66,941	$93,380	(28)%
International	23,146	41,362	(44)
Boomerang	9,279	15,713	(41)

Total revenue	$99,366	$150,455	(34)%

Revenue related to our domestic segment declined $26,439,000 for the nine months ended September 30, 2009 as compared to the same period in 2008. In the nine months ended September 30, 2009, our domestic revenue continued to be adversely impacted by the financial crisis which led to a significant decrease in new car sales, a widespread credit freeze impacting both businesses and consumers, liquidity problems for businesses, decreased consumer confidence, and a dramatic decline in the capital markets as compared to the prior year. All of these factors have continued to have a powerful impact on the performance of U.S. businesses, with the domestic auto industry and related aftermarket products such as LoJack Units being adversely impacted.

During August 2009, in response to the financial crisis, the U.S. Government provided consumers up to $4,500 in credit for trading in their cars or trucks for those that are more fuel efficient under the cash for clunkers program. The impact cash for clunkers had upon our business was threefold. First, it resulted in a huge spike in domestic new automobile sales during August, resulting in a seasonally adjusted run rate in the broader market of over 14 million vehicles. The spike in sales, which occurred within about a 30 day period, overwhelmed dealers with the government paperwork, and the sales of aftermarket products, suffered. Second, many of those buyers who were taking advantage of the government incentives were credit challenged and aftermarket sales to these customers was minimal. As a result, we experienced an aberration in our market penetration (LoJack Units sold as a percentage of dealer new vehicles sold), which at that time dropped to 5.5%. We don’t have more recent data based on new vehicle registrations, but believe that our penetration will rebound in coming months based on positive signs we are seeing in some of our regions. In the second quarter of 2009, we reported that despite the decline in domestic auto sales we maintained our dealer penetration rate of approximately 6%. Finally, the program may have caused a pull forward of auto sales into the third quarter from the fourth quarter which may have an adverse impact on our sales in the fourth quarter.

U.S. domestic auto sales in the nine months ended September 30, 2009 reflected a 24% drop in volume from 2008 and a seasonally adjusted annual rate of 10 million new vehicles which is in line with current industry expectations of 10.2 million new vehicle sales for the year.

Although there was a decline in the number of domestic auto dealers actively selling LoJack in the nine months ended September 30, 2009, as compared to the same period in 2008, no one dealer has been a major factor in the year over year decrease in LoJack Unit volume.

All of our domestic distribution channels continue to be affected by the economic downturn in the nine months ended September 30, 2009 as our auto dealer, commercial, direct and motorcycle channels saw revenue declines of 31%, 43%, 15% and 48%, respectively.

The decrease in domestic segment revenue for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily attributable to:

•

A decrease of $26,680,000, or 36%, in LoJack Unit revenue caused by a 126,900, or 39%, decrease in the number of units sold from 328,100 to 201,200 units, offset by a 4% increase in average revenue per unit sold;

•	A decrease of $736,000, or 11%, in revenue recognized from the sale of warranty products, primarily due to the 39% decrease in LoJack Unit volume;

•

A decrease of $1,897,000, or 48%, in revenue from the motorcycle channel caused by a 7,900, or 57%, decrease in LoJack Units sold from 13,800 to 5,900 units, offset by a 22% increase in average revenue per unit sold; and

•	A decrease of $439,000, or 6%, in the service revenue element of our Early Warning product which is deferred at the time of sale and amortized over a 5 year period; offset by

•	An increase of $1,265,000, or 277%, in royalty and other revenue, primarily attributable to royalty revenue from an increase in the fair market value of the stock warrants issued by Absolute;

•	An increase of $58,000, or 8%, in revenue from Locator Systems; and

•	The inclusion of $1,517,000 in revenue from SCI in the nine months ended September 30, 2009, for which only two months of SCI revenue of $497,000 was captured in the same period in 2008.

Revenue related to our international segment decreased $18,216,000 for the nine months ended September 30, 2009 as compared to the same period in 2008. This decline was primarily due to a 47% decline in unit volume compared to the comparable period one year ago. Our international unit volume and revenue reflect the impact of the continuing global economic crisis and the effects of a build-up of inventory at the end of the fourth quarter of 2008 by certain licensees. The economic uncertainty in the international markets has impacted the buying patterns of our licensees as they work to preserve liquidity, reduce foreign exchange exposure and minimize existing inventory.

The decrease in international segment revenue for 2009 as compared to 2008 was primarily attributable to:

•

A decrease of $10,044,000, or 94%, in product revenue from our African licensees as a result of timing of the purchase of LoJack Units, with 8,600 units purchased in the nine months ended September 30, 2009 as compared to 138,800 units for the same period in 2008, a decrease of 130,200 units, or 94%, with no change in the average revenue per unit; and

•

A decrease of $6,067,000, or 31%, in product revenue from our South American licensees caused by a decrease in unit volume of 80,700 units, or 31%, from 259,900 to 179,200 units compared to the same period in 2008; slightly offset by a 1% increase in average revenue per unit sold.

Revenue related to our Boomerang segment decreased $6,434,000 in the nine months ended September 30, 2009 compared to the same period in 2008. The volatility of the Canadian Dollar negatively affected revenue by $1,348,000 or 13%. Revenue, when calculated using the segment’s local currency, decreased 29% when compared to the same period in 2008. The decline in revenue was attributable to a decline of 13,500, or 49%, of units sold from 27,200 to 13,700 for same period in 2008 coupled with a 19% decrease in Boomerang’s subscriber base. The remainder of the decrease was primarily due to the impact of the same economic challenges as our domestic auto business, as well as the continued shift in the Canadian auto market away from high-end vehicles, where Boomerang has historically had a high penetration rate, and the attrition of analog subscribers following the transition to digital technology during 2008.

Cost of Goods Sold

The following table presents cost of goods sold by our segments (dollars in thousands):

	Nine Months Ended September 30,		Percentage Change
	2009	2008	2009 vs. 2008
Domestic	$31,488	$43,240	(27)%
International	10,985	18,710	(41)
Boomerang	4,147	8,668	(52)

Total cost of goods sold	$46,620	$70,618	(34)%

As a percentage of total revenue, cost of goods sold was 47% for both the nine months ended September 30, 2009 and 2008.

As a percentage of domestic revenue, cost of goods sold relating to our domestic segment was 47% and 46% for the nine months ended September 30, 2009 and 2008, respectively. Domestic unit volumes sold declined 39% in the nine months ended September 30, 2009 as compared to the same period in 2008. While we undertook a thorough evaluation of our installation costs in the fourth quarter of 2008, the continuing rapid decline of the U.S. auto market in the first quarter of 2009 led us to make additional installation staff and expense reductions. These reductions continue to provide a gross margin benefit in 2009, as domestic gross margin percentages began to see improvement. Additionally, the U.S. Government passed the cash for clunkers program, spurring automobile sales for the quarter. Absent another dramatic decline in new U.S. automobile sales, we expect costs as a percentage of sales to continue to be in line with our historical percentages.

The combined cost of goods sold associated with Locator Systems and SCI for the nine months ended September 30, 2009 and 2008 was 42% and 53%, respectively, of their combined revenue.

As a percentage of international revenue, cost of goods sold relating to our international segment was 47% and 45%, for the nine months ended September 30, 2009 and 2008, respectively. The increase in cost of goods sold as a percent of revenue was due primarily to the significant reduction in unit revenue from sales to our licensees and an increase in network operations expenses in Italy.

As a percentage of Boomerang revenue, cost of goods sold relating to our Boomerang segment was 45% and 55% for the nine months ended September 30, 2009 and 2008, respectively. This decrease was primarily attributable to staff and expense reductions made in the fourth quarter of 2008 and the first quarter of 2009, upon the completion of Boomerang’s analog to digital conversion which began to provide gross margin benefit during 2009.

Operating Expenses

The following table presents our operating expenses (dollars in thousands):

	Nine Months Ended September 30,		Percentage Change
	2009	2008	2009 vs. 2008
Product development	$5,267	$5,455	(3)%
Sales and marketing	24,276	36,431	(33)
General and administrative	28,619	24,376	17
Depreciation and amortization	4,845	5,476	(12)
Legal settlement	18,250	—	—
Impairment of goodwill and intangible assets	14,038	38,090	(63)

Total operating expenses	$95,295	$109,828	(13)%

Product Development

As a percentage of revenue, product development expenses were 5% and 4% for the nine months ended September 30, 2009 and 2008, respectively.

Product development expenses decreased by $188,000 for the nine months ended September 30, 2009 as compared to the same period in 2008. The decrease was primarily attributable to a $456,000 decrease in consulting, temporary employee, and outsourced product development costs, a decrease of $178,000 of research and development costs incurred by Boomerang, and a decrease of $60,000 in travel expenses; offset by an increase of $108,000 of research and development costs at Locator Systems and an increase of $400,000 in internal personnel related expenses necessary to support our long-term new product initiatives.

Sales and Marketing

As a percentage of revenue, sales and marketing expenses were 24% for both the nine months ended September 30, 2009 and 2008.

The decrease of $12,155,000 for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily attributable to:

•

Decreased advertising expenses of $6,324,000, as expenses incurred in conjunction with the rollout of our cable television advertising campaign in 2008 with no comparable expenses in the third quarter of 2009 due to management’s decision to reduce the advertising budget;

•	Decreased compensation expenses of $3,117,000 based upon a reduction in the workforce and decreased incentive compensation as a result of lower sales volumes;

•	Decreased travel and entertainment costs of $932,000;

•	Decreased provision for credit losses of $299,000 as a result of effective collection efforts; and

•	Decreased marketing expenses of $572,000 at our Boomerang segment which were higher in the third quarter of 2008 as a result of the segment’s analog to digital conversion efforts.

General and Administrative

As a percentage of revenue, general and administrative expenses were 29% and 16% for the nine months ended September 30, 2009 and 2008, respectively.

The increase of general and administrative expenses of $4,243,000, for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily attributable to:

•	Increased legal expenses of $3,738,000, which were primarily attributable to the legal proceedings with our former licensee in China and our California class action litigation;

•

Increased general and administrative expenses of $1,919,000 resulting from the addition of the operations of SCI, as a result of the consolidation of their operations beginning in August 2008, as compared to only two months of comparable expenses in the nine months of 2008; and

•	Increased compensation expenses of $1,036,000; offset by,

•

Decreased general and administrative expenses of $1,450,000 at our Boomerang segment resulting from the workforce reduction which took place in the fourth quarter of 2008 and the first quarter of 2009;

•	Decreased accounting expenses of $202,000;

•	Decreased consulting and temporary employee expenses of $190,000;

•	Decreased employee training expenses of $137,000; and

•	Decreased travel expenses of $366,000.

Depreciation and Amortization

As a percentage of revenue, depreciation and amortization expense was 5% and 4% for the nine months ended September 30, 2009 and 2008, respectively.

Depreciation and amortization expenses decreased by $631,000, for the nine months ended September 30, 2009 as compared to the same period one year ago. The modest decrease is primarily related to a small number of assets becoming fully depreciated and not being replaced.

Legal Settlement

On September 22, 2009, in resolution of previously disclosed litigation and arbitration between the parties, LoJack Corporation (LoJack Corp), LoJack Equipment Ireland Limited (LoJack Ireland), and certain of their affiliates, and Kington Holdings Limited and certain of its affiliates (collectively, Kington), entered into a Release and Settlement Agreement (the Settlement Agreement) providing for a settlement and release of all disputes and claims.

In November 2007, LoJack Ireland, a subsidiary of LoJack Corp, terminated the license agreement with Kington, LoJack Ireland’s licensee in China, and commenced arbitration through the American Arbitration Association to enforce LoJack Ireland’s post-termination rights under the license agreement (the Arbitration). In September 2008, Kington formally filed a counterclaim with the American Arbitration Association against LoJack Ireland. Such counterclaim was consistent with Kington’s original demand in November 2007, and claimed breach of contract, damages of $269,250,000, as well as treble damages. The Arbitration was bifurcated between two phases to determine liability and damages. Phase One was to determine whether the license agreement was properly terminated. In a decision on March 17, 2009, the arbitrator determined that LoJack Ireland improperly terminated and breached the license agreement. The arbitrator denied the former licensee’s claim for treble damages. In June 2009, LoJack Ireland moved to vacate the arbitrator’s Phase One award to the United States District Court for the District of Massachusetts. Phase Two of the Arbitration was scheduled to proceed to a hearing in November 2009 to determine whether the former licensee was entitled to any damages and, if so, the amount.

On September 30, 2008, Kington also filed a claim against LoJack Corp in Massachusetts Superior Court alleging LoJack Corp improperly interfered with contractual relations between Kington and LoJack Ireland relating to the license agreement at issue in the Arbitration. Kington sought damages of $269,250,000, the same amount sought by Kington in the Arbitration, and also made a claim for treble damages.

On August 4, 2009, Kington, together with two of its affiliates, Chinapac Limited and Pinpoint Vehicle Services Limited, initiated a suit against LoJack Corp and LoJack Ireland in the High Court of Hong Kong alleging damages relating to lost profits and lost earnings as a result of termination of the license agreement, as well as specified damages of approximately $2,600,000 and seeking declarations, among other things, that the loan agreements and ancillary documents between the parties were void and of no effect.

Pursuant to the terms of the Settlement Agreement, the parties thereto have agreed to release any and all claims and disputes, pending or potential, based on any event or matters occurring on or before the effectiveness of the releases, including those related to or arising out of the agreements among the parties and the matters that are the subject of the pending litigation and Arbitration. In consideration of the release and settlement, LoJack Corp and LoJack Ireland have agreed to pay a total of $18,250,000 in cash to Kington on September 25, 2009 upon satisfaction of the conditions specified in the Settlement Agreement, including the return to the Company of the LoJack infrastructure purchased by Kington and the dismissal with prejudice of all pending litigation and the

Arbitration among the parties. LoJack Corp has also agreed to discharge the remaining outstanding balance of approximately $950,000 owed to LoJack Corp under the separate notes and loan agreements between the parties. The Settlement Agreement includes a three year standstill provision providing that Kington shall not effect or participate in any acquisition of securities of LoJack Corp or solicitation of proxies to vote any voting securities of LoJack Corp, or attempt to influence or control LoJack Corp’s management or LoJack Corp’s board of directors during such period.

Impairment of Goodwill and Intangible Assets

Upon the acquisitions of Boomerang, SCI and Locator Systems, we recorded goodwill and acquired certain intangible assets with finite lives. These intangible assets acquired include customer relationships and trade name and trademarks.

We test the value of our Boomerang goodwill at least annually on October 31st and Locator Systems and SCI on November 30th, respectively. These tests for impairment are performed on an interim basis if there are triggering events. Triggering events are events or changes in circumstance that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; (iii) unanticipated competition; (iv) a loss of key personnel; (v) a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; (vi) the testing for recoverability of a significant asset group within a reporting unit; or (vii) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

The first step in goodwill impairment testing is to compare the estimated fair value of the reporting unit to its carrying value. We utilize the discounted cash flow, or DCF, method under the income approach to estimate a reporting unit’s fair value. Use of a DCF valuation model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value. The key assumptions used in the DCF valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital, or WACC. The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Using historical and projected data, growth rates and cash flow projections are generated for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates.

We corroborate the results of the DCF by using the Guideline Company method and the Comparable Transaction method, both of which are market-based approaches. In the event that the estimated fair value of the reporting unit is less than its carrying amount, we would then proceed to Step 2 to determine if an impairment charge is necessary, and if so, the amount.

Boomerang

In 2004, Boomerang’s wireless telecommunication provider, announced that it would be shutting down its analog service across Canada on November 16, 2008. Boomerang’s technology was based on analog, thus all analog subscribers had to be migrated to a digital unit. As the final migration date approached, it became apparent that the conversion of subscribers from analog to digital would be more difficult and costly than anticipated. In addition, the retention rate of subscribers switching from Boomerang’s analog to digital service was lower than planned as many did not renew their subscription due to the impact of the global economic crisis.

As a result of the lower retention rates along with the analog to digital conversion of the Boomerang technology and the global economic crisis, the Company determined that a triggering event had occurred in September 2008.

As a result of the triggering events outlined above, we tested Boomerang’s goodwill for impairment as of September 30, 2008. Utilizing a discounted cash flow method we determined the fair value of the Boomerang reporting unit to be less than its carrying value. We then allocated the fair value to the reporting unit’s assets and liabilities and determined that the implied fair value of reporting unit’s goodwill was $15,173,000, resulting in an impairment charge of $36,830,000. The impairment is included in Impairment of goodwill and intangible assets on the consolidated statement of operations for the nine months ended September 30, 2008.

As of September 30, 2008, we tested the long-lived assets of our Boomerang segment for recoverability and determined that the monitoring contractual relationships, completed technology and trade name and trademark intangible assets were not fully recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values. We then determined the fair value of these intangible assets using a discounted cash flow model. As a result of this impairment analysis, the segment recognized an impairment charge of $1,260,000 at September 30, 2008. The impairment charge by each intangible asset class was as follows: (i) $1,193,000 for monitoring contractual relationships; (ii) $16,000 for completed technology; and (iii) $51,000 for trade name and trademark. The impairment is included in Impairment of goodwill and intangible assets on the consolidated statement of operations for the nine months ended September 30, 2008.

At December 31, 2008, we conducted a review of the Boomerang reporting unit to determine if a triggering event had occurred. We reviewed the expected future performance of Boomerang primarily related to the impact of the auto/credit crisis was having on the business. Based on this review, we concluded that although there were negative events in the fourth quarter, none of them were significantly different than what had been anticipated at the end of the prior quarter. Further, we determined that there was no indication of a need to diverge from the assumptions regarding the mid-to-long term performance of Boomerang that were used in the preceding goodwill impairment test, completed 60 days earlier. No events or circumstances were identified that would more-likely-than-not reduce the fair value of Boomerang below its carrying amount. As a result, we determined that no triggering event had taken place during the quarter ended December 31, 2008.

At March 31, 2009 we again conducted a review of the Boomerang reporting unit to determine if a triggering event had occurred. We reviewed both external economic factors and internal business performance including revenue, subscriber base and operating costs as compared to the annual projections utilized in the September 2008 fair value determination. It was evident that revenue and the subscriber base were below expectations, primarily driven by a lower renewal rate of existing subscribers. However, despite revenue and subscriber shortfalls and continued downward pressure on automotive sales in North America, Boomerang had taken action to further reduce operating costs (including workforce reductions) in order to meet the operating income and cash flow projections used in the September 2008 fair value analysis.

Management viewed the lower renewal rate to be short-term in nature and expected a recovery over the remainder of the year. Management thus concluded that the first quarter results had a minimal impact on the mid-to-long-term projections for the Boomerang entity and the projections used in the September 2008 valuation were still achievable. Although there were facts and circumstances in the first quarter that impacted the business, no events or circumstances were identified that would more-likely-than-not reduce the fair value of Boomerang below its carrying amount. As a result, we determined that no triggering event had taken place during the quarter March 31, 2009.

At June 30, 2009 we conducted our review of the Boomerang reporting unit to determine if a triggering event had occurred. We reviewed both external economic factors and internal business performance including revenue, subscriber base and operating costs as compared to the annual projections utilized in the September 2008 fair value determination. During the three months ended June 30, 2009, Boomerang’s subscriber base continued to decline with non-renewals outpacing new subscribers thus making the achievement of the projected year-end 2009 subscriber base unlikely. In addition, the length of new subscription contracts trended shorter in duration, negatively impacting Boomerang’s cash flows. As a result, we determined that the mid-term projections of operating income were no longer achievable without initiating additional cost reductions. However, Boomerang’s operating costs could not be reduced further as a standalone business without impacting customer service, installation capacity and minimum required infrastructure.

We concluded that the size of the Boomerang business could no longer support a separate infrastructure and decided to restructure the Boomerang entity. The restructuring plan is designed to integrate the Boomerang operations into LoJack’s U.S. operating structure. We expect the restructuring will streamline the Boomerang business by taking advantage of the existing LoJack U.S. resources, capabilities and support functions. We concluded that these events and circumstances would more likely than not reduce the Boomerang entity’s fair value below its carrying amount and a triggering event was identified.

As a result of the triggering event, we evaluated the fair value of the Boomerang reporting unit as of June 30, 2009. The fair value of the Boomerang reporting unit was determined to be less than its carrying value by utilizing the discounted cash flow method under the income approach. Boomerang’s current year revenue growth was projected to be approximately 13% lower than the projections used in our 2008 annual impairment test and we are projecting no revenue growth for 2010. For the subsequent years of our projections up to the year ending December 31, 2014 and including the terminal year we are projecting a modest 3% revenue growth with negative debt free cash flow projected through the year ended December 31, 2013 as the Boomerang segment unit is expected to gradually shift from a recurring annual subscription revenue model to a month-to-month pay as you go revenue model.

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

Management then allocated the fair value to the reporting unit’s assets and liabilities and determined that there was no implied fair value of reporting unit’s goodwill. As a result of this impairment analysis, the segment recognized a goodwill impairment charge of $13,627,000 at June 30, 2009 and thus the elimination of the goodwill balance attributable to the Boomerang reporting unit. The impairment is included in Impairment of goodwill and intangible assets on the consolidated statement of operations for the nine months ended September 30, 2009.

As of June 30, 2009, we tested the long-lived assets of our Boomerang segment for recoverability and determined that the monitoring contractual relationships, and trade name and trademark intangible assets were not fully recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values. We then determined the fair value of these intangible assets using a discounted cash flow model. As a result of this impairment analysis, the segment recognized an impairment charge of $411,000 at June 30, 2009. The impairment is included in Impairment of goodwill and intangible assets on the consolidated statement of operations for the nine months ended September 30, 2009.

Locator Systems

We perform the annual assessment of the goodwill for Locator Systems at its annual testing date of November 30th. At November 30, 2008, we estimated that the fair value of the Locator Systems reporting unit to be approximately $1.0 million, which was the price that was paid for the assets six months earlier. For the nine months ended September 30, 2009, no triggering event was identified. The next annual testing will be November 30, 2009.

SCI

At June 30, 2009, SCI’s results were adversely impacted by the global volatile economic environment which prompted management to make significant revisions to our internal forecast. Our updated forecasts indicate that SCI’s ability to become profitable would take longer than originally expected. We determined, based on the factors described above coupled with the lower than previously projected operations, that a triggering event had occurred and that an evaluation of potential impairment of goodwill and other long-lived assets for SCI was required as of June 30, 2009.

As a result of the triggering event outlined above, we assessed the fair value of our SCI reporting unit as of June 30, 2009. Utilizing a DCF method under the income approach we determined it was not more likely than not that the fair value was below the carrying value.

For the nine months ended September 30, 2009, no triggering event was identified. The next annual testing will be November 30, 2009.

Other Income (Expense)

The following table presents our other income (expense) (dollars in thousands):

	Nine Months Ended September 30,		Percentage Change
	2009	2008	2009 vs. 2008
Interest income	$1,139	$1,584	(28)%
Interest expense	(343)	(961)	(64)
Equity loss in affiliate	—	(1,205)	(100)
Other income (expense)	674	(895)	(175)

Total other income (expense)	$1,470	$(1,477)	(200)%

Other income (expense) for the nine months ended September 30, 2009 increased by $2,947,000 as compared to the same period in 2008. This increase is primarily attributable to the following:

•	Decreased interest expense of $618,000, due to lower principal loan balances held at Boomerang;

•	Decreased equity loss in affiliate of $1,205,000 as a result of SCI’s results being consolidated beginning in July 2008; and

•

Increased other income of $1,569,000 which was primarily due to: (i) a $888,000 increase in the valuation of Absolute common stock as more shares were held due to exercise of 200,000 warrants in September 2009; and (ii) a $873,000 increase in gains related to valuing foreign currency and foreign currency transactions, with $461,000 related to Euro and $364,000 related to Brazil Real; offset by

•	Decreased interest income of $445,000, due to the decrease in our average investment balance versus the prior year, and a decrease in short-term interest rates.

(Benefit) Provision for Income Taxes

The (benefit) provision for income taxes decreased by $9,487,000 from $1,299,000 to $(8,188,000) for the nine months ended September 30, 2009, as compared to the same period in 2008. The provision was significantly impacted by the varying tax treatments of an impairment charge and a discrete item incurred during the nine months ended September 30, 2009 and an impairment charge incurred during the nine months ended September 30, 2008. In the nine months ended September 30, 2009, we recorded an expense associated with a legal settlement in the amount of $18,250,000, which generated a tax benefit in the amount of $4,699,000, and a goodwill and intangible impairment charge of $14,038,000, for which no tax benefit was recorded. In the nine months ended September 30, 2008, we recorded a goodwill and intangible impairment charge of $38,090,000 of which $36,830,000 related to goodwill and did not receive a tax benefit and did not impact the provision. Our effective tax rate for the nine months ended September 30, 2009 was 19.9% while our effective tax rate for the nine months ended September 30, 2008 was (4.1) %.

We have utilized a discrete effective tax rate method to calculate taxes for the second quarter and third quarter of 2009, as management determined that the estimated annual effective tax rate would not be reliable due to its sensitivity to minor changes in the Company’s annual pre-tax results. Under the discrete effective tax rate method, the tax rate for the nine months ended September 30, 2009 was calculated by applying a separate estimated annual effective tax rate to our US loss and to each of our profitable foreign jurisdictions.

We have analyzed the tax consequences associated with the settlement payment and believe we have taken the appropriate tax deduction. In the event this position is challenged by the tax authorities, we are prepared to do what is necessary to sustain the position, including defending our position through the court of last resort. As such, we have not recorded an uncertain tax position related to the position taken. Although we believe the measurement of the tax position is proper, there can be no assurance we will ultimately prevail if disputed by the tax authorities.

Loss Income and Loss Per Share Attributable to LoJack Corporation

As a result of the foregoing, the net loss attributable to LoJack Corporation for the nine months ended September 30, 2009 decreased by $318,000, or 1% from $32,699,000 of losses for the nine months ended September 30, 2008, to $32,381,000 of losses for the nine months ended September 30, 2009. For nine months ended September 30, 2009, the loss per share attributable to LoJack Corporation was $1.89 per diluted share as compared to loss per share of $1.88 in the same period in 2008.

Recently Adopted Accounting Guidance

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (previously referred to as SFAS 160), as codified in FASB ASC topic 810, Consolidation (now referred to as ASC 810). The objective of ASC 810 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted ASC 810 in the first quarter of 2009. ASC 810, which was retrospectively applied relative to presentation and disclosure requirements, requires the noncontrolling interest to be separately presented as a component of stockholders’ equity on the consolidated balance sheet and on the consolidated statement of operations.

As of September 30, 2009, the noncontrolling interest in subsidiary was $(30,000) as compared to $149,000 as of June 30, 2009, $328,000 as of March 31, 2009 and $480,000 as of December 31, 2008. The change of $179,000 for the three months ended September 30, 2009 and $510,000 for the nine months ended September 30, 2009, respectively, is the noncontrolling interest’s portion of the subsidiary loss reflected in the statement of operations. No other comprehensive (loss) income components are attributed to the noncontrolling interest.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, (previously referred to as FSP 157-2), as codified in FASB ASC topic 820, Fair Value Measurements and Disclosures (now referred to as ASC 820-10), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal periods beginning after November 15, 2008. We adopted ASC 820-10 to our nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with business combinations and intangible assets. Our adoption of ASC 820-10 for nonfinancial assets and liabilities did not have a material impact on our consolidated financial position as of September 30, 2009 or our results of operations for the three months and nine months ended September 30, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (previously referred to as SFAS 161), as codified in FASB ASC topic 815, Fair Derivatives and Hedging (now referred to as ASC 815). ASC 815 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. ASC 815 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. ASC 815 was effective for us beginning January 1, 2009. Our adoption of ASC 815 did not have a material impact on our consolidated financial position as of September 30, 2009 or our results of operations for the three months and nine months ended September 30, 2009.

In April 2009, the FASB issued three FASB Staff Positions, or FSPs, related to fair value measurement and disclosure. FSP FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly, (previously referred to as FSP SFAS 157-4), as codified in ASC 820. ASC 820 provides additional guidance on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. Although the adoption of ASC 820 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures, which are included in Note 6.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (previously referred to as FSP SFAS 107-1), as codified in ASC 825. ASC 825 which requires disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements. The effective date is June 15, 2009 and accordingly we adopted the provisions of this FSP as of June 30, 2009. Although the adoption of ASC 825 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures, which are included in Note 6.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165 (previously referred to as SFAS 165), as codified in FASB ASC topic 855, Subsequent Events (now referred to as ASC 855). SFAS 165 defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company has adopted the provisions of SFAS 165 as of June 30, 2009. Although the adoption of SFAS 165 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures, which are included in Note 1 and Note 13.

Accounting Guidance Issued But Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), as codified in ASC 810. ASC 810 amends FIN 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of previously known as ARB No. 51, by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach. ASC 810 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur, requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and requires additional disclosures about an enterprise’s involvement in variable interest entities. ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact of adopting SFAS 167 on our consolidated results of operations and financial position.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value (ASU 2009-05) to provide guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157). ASU 2009-05 reaffirms that fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date; that is, the liability is presumed to continue and is not settled with the counterparty. In addition, ASU 2009-05 reemphasizes that a fair value measurement of a liability includes nonperformance risk and that such risk does not change after transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. Entities may also elect to early adopt the ASU if financial statements have not been issued. In the period of adoption, an entity is required to disclose any change in valuation technique and related inputs and quantify the total effect, if practicable. The Company is currently evaluating the impact of adopting ASU 2009-05 on our consolidated results of operations and financial position.

In September 2009, the FASB ratified EITF Issue 08-1, Revenue Arrangements with Multiple Deliverables as codified in ASC 605, Revenue Recognition (referred to as ASC 605). ASC 605 provides greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement. In addition, ASC 605 requires the use of estimated selling price to allocate arrangement considerations, therefore eliminating the use of the residual method of accounting. ASC 605 will be effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Earlier application is permitted. The Company is currently evaluating the impact of adopting EITF 08-1 on our consolidated results of operations and financial position.

Liquidity and Capital Resources

Our liquidity is primarily contingent on continued customer demand for our products and services and continuing our existing relationships with automobile dealers, insurance companies, international licensees and certain law enforcement agencies. In response to trends in the industry which may limit the number of locations where we may install LoJack Units within a vehicle, we developed and launched in the fourth quarter of 2009 our next generation product which enables us to further expedite installations and provide the opportunity for installation of the LoJack Units in a greater number of locations within a vehicle. We believe that we will be able to keep pace with required technological changes in our products and expect that our sales and marketing initiatives will continue to drive demand.

On July 20, 2007, we entered into a five-year multicurrency revolving credit and term loan agreement with Citizens Bank of Massachusetts, as Lender, Administrative Agent, Lead Arranger and Issuing Bank, or the Agent Bank, Royal Bank of Canada, as the Canadian Lender, and the lending institutions party thereto, or the Credit Agreement. The Credit Agreement provided for (i) a multicurrency revolving credit facility in the maximum amount of $50,000,000 for which no borrowings were outstanding at September 30, 2009; (ii) a CAD $5,000,000 revolving credit facility for our Boomerang segment for which there was CAD $1,750,000 (equivalent to U.S. $1,611,000) outstanding at September 30, 2009; and (iii) a CAD $26,000,000 (equivalent to U.S. $23,939,000) term loan facility for Boomerang for which we paid down CAD $12,000,000 (equivalent to U.S. $10,741,000) over the last two quarters. Such pay down was to further capitalize the Boomerang entity, take advantage of favorable exchange rates and to maintain an EBITDA ratio that makes available a more favorable borrowing rate.

On September 22, 2009, in connection with the payment required to be made pursuant to the terms of the Settlement Agreement, the Company entered into a Waiver Agreement, or the Waiver, with the lenders party to the Credit Agreement.

The Waiver modifies the Credit Agreement to, among other things: (a) waive non-compliance with certain Credit Agreement financial covenants, to the extent attributable to payments under the Settlement Agreement, (b) increase the applicable interest rate for outstanding borrowings under the Credit Agreement by 2.0%, (c) require the Company to pledge cash collateral to the Agent Bank in an amount equal to the outstanding amount of all loans, letters of credit obligations and bankers’ acceptances owed to the lenders, (d) suspend the obligations of the lenders to extend additional credit to us (other than letters of credit that renew existing letters of credit, to the extent covered by the pledged cash collateral), and (e) amend certain covenants contained in the Credit Agreement.

The waiver described in clause (a) in the preceding paragraph will terminate upon the lenders constituting the “Required Lenders” under the Credit Agreement having reasonably determined that certain events have occurred. Among these events is the occurrence of any event of default under the Credit Agreement or any event that with the giving of notice or lapse of time or both would become an event of default under the Credit Agreement (excluding any default or event of default covered in clause (a) above). The Waiver will also automatically terminate upon our failure to enter into a restructured credit agreement with certain of the existing lenders or obtain financing from new lenders on or before December 30, 2009. Upon termination of the waiver under clause (a) above, the Waiver provides that the Agent Bank will apply the pledged cash collateral to pay our outstanding obligations under the Credit Agreement and that the lenders’ commitments to extend credit under the Credit Agreement will terminate.

In connection with the execution and delivery of the waiver, we paid the lenders a waiver fee equal to 0.25% of the outstanding indebtedness under the Credit Agreement as of the date of the Waiver, plus all costs and expenses of the lenders’ including attorney’s fees. As of September 30, 2009, we had outstanding borrowings of CAD $15,750,000 (equivalent to U.S. $14,501,000) and outstanding letters of credit of approximately $1,514,000, a portion of which is denominated in Canadian dollars.

We are currently in negotiations to further amend the Credit Agreement or enter into a new credit facility and expect this process to be completed prior to December 30, 2009. There can be no assurances, however, that we will be able to enter into such an amendment or a new credit facility on terms acceptable to us prior to December 30, 2009. The remaining unrestricted cash balance at the end of the third quarter was $16,681,000, which management believes is sufficient to support our ongoing operations for at least the next twelve months. While unrestricted cash is sufficient for operations, if no new credit agreement is in place by December 30, 2009, the Company may be unable to affect any material unanticipated cash demands and our liquidity and ability to operate our business could be adversely affected.

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

We intend to continue to improve upon our technologies and may introduce new products that leverage our brand recognition, proven technology and understanding of the process of stolen vehicle recovery. Over the next four years, we expect to spend between $8,000,000 and $10,000,000 on new product development and between $15,000,000 and $20,000,000 on capital expenditures to support these plans. These funds are expected to be allocated as follows: $6,000,000 to $7,500,000 for enhancement to LoJack’s core tracking and recovery technology; $3,000,000 to $4,000,000 in product and technology enhancements for our LoJack SafetyNet and cargo initiatives; and $14,000,000 to $18,000,000 for maintenance and enhancements to our internal systems and technology infrastructure. We expect to fund the product development and capital expenditures out of existing working capital.

We expect capital expenditures for 2009 to be between $5,700,000 and $6,000,000, which we expect to fund out of our existing working capital, which was $45,215,000 as of September 30, 2009. Non-discretionary capital expenditures budgeted in 2009 include: $1,200,000 to $1,500,000 for enhancement of our core tracking and recovery technology and $2,900,000 to $3,700,000 for enhancements to our internal systems and technology infrastructure. Discretionary expenditures for 2009 which could be delayed to a future period include $1,600,000 to $2,000,000 for additional hardware infrastructure and system upgrades. However, we currently have no plans to delay these projects or spending levels. For the nine months ended September 30, 2009, we have had capital expenditures of $4,103,000.

We have commercial operations in Italy through our wholly-owned subsidiary, LoJack Italia, SRL. Since 2005, we have invested approximately $18,000,000 (comprised of LoJack network build out and operating losses) in LoJack Italia. We estimate this ownership will require an additional investment of approximately $4,000,000 to $7,000,000 over the next two to three years. Based on our experience with current international licensees, we believe that LoJack Italia will generate long-term profitability and value after the investment period. This investment is part of our strategy to own a controlling interest in select international markets that present a significant long-term financial growth opportunity.

We expect our initiative to own and operate the Italian stolen vehicle recovery network, combined with our longer term international investment requirements and domestic expansion into new territories and product lines to be funded primarily using net cash flow from operations.

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

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2009	2008
Cash (used in) provided by:
Operating activities	$(12,520)	$13,496
Investing activities	(17,221)	6,197
Financing activities	(11,510)	(11,181)
Effect of exchange rate changes on cash	44	237

(Decrease) increase in cash and cash equivalents	$(41,207)	$8,749

Cash provided by (used in) operating activities decreased by $26,016,000 during the nine months ended September 30, 2009, compared to the same period in 2008. The decrease was primarily attributable to a net decrease of $28,116,000 in earnings excluding non cash items, offset by an increase in cash from other working capital items of $2,100,000. The change in cash provided by operations to cash used in operations was significantly impacted by the $18,250,000 legal settlement paid in September 2009.

Cash provided by (used in) investing activities decreased by $23,418,000 during the nine months ended September 30, 2009, compared to the same period in 2008, primarily due to an increase in restricted cash of $16,983,000 and a decrease in the net proceeds from our marketable securities activity of $6,936,000. The restricted cash balance was established according to the terms of the waiver agreement that is discussed in detail above.

Cash used for financing activities increased by $329,000 during the nine months ended September 30, 2009, compared to the same period in 2008. The increase was primarily attributable to a decrease in our debt and short term borrowings of $14,041,000 offset by a decrease in our stock repurchase activity of $14,278,000. During the nine months ended September 30, 2009, we repaid CAD$12,000,000 (equivalent to U.S. $10,741,000) on our term loan facility for Boomerang.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have exposure to market risk due to the nature of our financial instruments. Our financial instruments at September 30, 2009 consisted of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, non-current investments, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities. The fair value of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, non-current investments, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities as of September 30, 2009, approximated their carrying values.

Our primary market risk exposures relate to interest rate risk, foreign currency exchange rate risk and market value risk relating to common stock price of Absolute Software and Traqueur, our French licensee. Significant changes in the market price of Absolute Software’s and Traqueur’s common stock could result in significant fluctuations in revenue and other income (expense). Based on the 200,000 Absolute warrants outstanding and 366,500 shares held as of September 30, 2009, a $1.00 change in the market price of Absolute’s common stock would result in a $406,000 increase/decrease in the combined fair value of the warrants and marketable securities.

Interest rate exposure relates primarily to the effect of interest rate changes on amounts outstanding under our term loan and revolver for which there was CAD$15,750,000 (equivalent to U.S. $14,501,000) of borrowings outstanding as of September 30, 2009 and our variable rate line-of-credit and demand facilities. Based on the outstanding borrowings under the term loan at September 30, 2009, a 1% increase in the interest rate would result in an additional $145,000 of annual interest expense.

Accounts for subsidiaries whose functional currency is not the U.S. dollar are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses are reported in the statement of operations. Historically, we have had minimal foreign currency exposure as most transactions with customers and vendors are denominated in U.S. dollars. We do manage future foreign exchange exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge cost effective. During the first quarter of 2009, we entered into two forward contracts to purchase Euros as part of our strategy to hedge our corporate tax exposure, which is denominated in Euros, at our Irish subsidiary. These contracts expired on June 8, 2009 and we recognized a currency transaction gain of $49,000 which is included in other income on our statement of operations for the nine months ended September 30, 2009. As of September 30, 2009, we had no derivative contracts outstanding.

Currently, we do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off balance sheet financing transactions.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

China Related Litigation

As previously reported, LoJack Equipment Ireland Limited, or LoJack Ireland, and its former China licensee, Kington Holdings Limited, were involved in an arbitration proceeding relating to the termination of the license agreement between the parties. The matter was arbitrated in Boston, Massachusetts in February 2009 and on March 17, 2009 the Arbitrator issued a Partial Final Award.

The Arbitrator determined that LoJack Ireland improperly terminated the license agreement and that LoJack Ireland breached the license agreement. Whether Kington is entitled to any damages and, if so, the amount was to be determined in Phase II of the arbitration proceeding, scheduled for November 2009.

Also as previously reported, on September 30, 2008, Kington also filed a claim against LoJack Corporation in Massachusetts Superior Court alleging LoJack Corporation improperly interfered with contractual relations between Kington and LoJack Ireland relating to the license agreement at issue in the Arbitration. Kington sought damages of $269,250,000, the same amount sought by Kington in the Arbitration, and also made a claim for treble damages.

As first reported in our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, on August 4, 2009, Kington and two affiliates, Chinapac Limited and Pinpoint Vehicle Services Limited, instituted a suit against LoJack Corporation and LoJack Ireland in the High Court of the Hong Kong Special Administrative Region Court of the First Instance alleging damages of approximately $2,600,000 and seeking declarations, among other things, that the loan agreements and ancillary documents between the parties are void and have no effect.

As disclosed in our Current Report on Form 8-K dated September 22, 2009, on September 22, 2009, in resolution of all of the aforementioned litigation and arbitration between the parties, LoJack Corporation, LoJack Ireland, and certain of their affiliates and Kington and certain of its affiliates, entered into a Release and Settlement Agreement (the “Settlement Agreement”) providing for a settlement and release of all disputes and claims. Pursuant to the terms of the Settlement Agreement, the parties thereto agreed to release any and all claims and disputes, pending or potential, based on any event or matters occurring on or before the effectiveness of the releases, including those related to or arising out of the agreements among the parties and the matters that were the subject of the pending litigation and Arbitration. In consideration of the release and settlement, LoJack Corporation and LoJack Ireland paid a total of $18,250,000 in cash to Kington on September 25, 2009 upon satisfaction of the conditions specified in the Settlement Agreement, including the return to the Company of the LoJack infrastructure purchased by Kington and the dismissal with prejudice of all pending litigation and the Arbitration among the parties. LoJack Corporation also discharged the remaining outstanding balance of approximately $950,000 owed to LoJack Corporation under the separate notes and loan agreements between the parties.

California Class Action Litigation

On April 5, 2006, a suit was filed against LoJack Corporation in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. The plaintiff contends that we improperly credited break time and overtime pay and seeks unspecified monetary and injunctive relief. In September 2007, the United States District Court for the Central District of California granted our motion for summary judgment and dismissed the plaintiff’s federal law claims which represented the largest part of our potential exposure. The plaintiff appealed the District Court’s decision and, on February 4, 2009, the case was argued before the Ninth Circuit Court of Appeals. On August 21, 2009, the Ninth Circuit affirmed the district court’s grant of summary judgment, except as to the claim for compensation for the required postliminary PDT transmission, which was vacated. The plaintiff has since filed a petition for rehearing to the Ninth Circuit to the same three judge panel which issued its decision in August 2009 and we are currently preparing our response.

Due to the dismissal of the plaintiff’s claims in federal court as discussed above, in November 2007, plaintiff also filed state law claims in California State Court. In January 2008, we removed the state law claims to the United States District Court for the Central District of California. The plaintiff filed a motion to remand back to California State Court and that motion was subsequently granted. The plaintiff’s motion for class certification and our motion for summary judgment and opposition to class certification were heard on April 16, 2009. In June 2009, the California State Court granted the plaintiff’s claims for class certification with respect to 9 claims. The court denied certification with respect to 5 of the claims and did not rule on our motion for summary judgment. We appealed this decision in August 2009 and the appellate court granted the writ and ordered the lower court to vacate the order. On September 24, 2009, Superior Court of California issued a revised ruling containing the court’s rationale in certifying the claims and in appointing the class representative. The Company appealed this revised ruling in October, 2009. We cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. If the final resolution of this lawsuit is unfavorable to us, our financial condition and results of operations could be materially adversely impacted.

Item 1A.	Risk Factors

The following represents material changes from risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. This information should be read in conjunction with such Annual Report and considered carefully as it could materially adversely affect the Company’s business, operating results or financial condition. Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See Cautionary Statements on page 16.

The waiver of compliance with certain financial covenants in our credit agreement will expire on December 30, 2009.

As of June 30, 2009 we were in compliance with covenants under our credit facility. On September 22, 2009 we entered into a legal settlement agreement and payments pursuant to such agreement would have caused us not to be in compliance with certain of our financial covenants under our credit agreement. Therefore, also on September 22, 2009, we entered into a Waiver Agreement with the lenders party to our Credit Agreement which, among other things, (i) waived compliance with certain financial covenants, to the extent attributable to payments under the Settlement Agreement, (ii) caused the Company to cash collateralize all outstanding loans and letters of credit owed to the lenders and (iii) suspended the obligations of the lenders to extend additional credit to us. The Waiver Agreement automatically terminates on December 30, 2009, and upon such termination, the Agent Bank will apply the pledged cash collateral to pay our outstanding obligations under the Credit Agreement and all lenders’ commitments to extend credit under the Credit Agreement will terminate. We are in discussions with the banks to further amend or replace the existing facility with an acceptable facility before December 30, 2009. Based on the current status of discussions with the banks, we anticipate that we will reach an acceptable resolution with the banks; however; there can be no assurance that an amendment or new facility will be obtained or, if obtained, that they will be on terms that will not significantly increase the cost of credit to the Company. In the event no new credit facility is in place, if our cash flow from operations is not sufficient, and there are material unanticipated cash demands, our liquidity and ability to operate our business could be adversely affected.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description

10.1*	Retirement Agreement between LoJack Corporation and William Duvall, effective as of August 21, 2009.

31.1*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.2*	Rule 13a-14(a)/15(d)–14(a) Certification.

32*	Certification Pursuant to 18 U.S.C. Section 1350.

*	Indicates an exhibit which is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation
Registrant

Date: November 13, 2009	By:	/S/ RONALD V. WATERS, III
Ronald V. WATERS, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2009	By:	/S/ TIMOTHY P. O’CONNOR
Timothy P. O’Connor
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)