Form 10-K
period 2009-12-31
LOJACK CORP
filed 2010-03-16
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of our common stock, $.01 par value held by non-affiliates was approximately $61,682,000 as of June 30, 2009. The aggregate market value of common stock indicated is based upon the last traded price of the common stock as reported by NASDAQ on June 30, 2009.

As of March 5, 2010, there were 18,115,709 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference to our to be filed definitive Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 20, 2010.

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

PART I

ITEM 1—BUSINESS

OVERVIEW

LoJack is a leading global provider of technology products and services for the tracking and recovery of valuable mobile assets and people at risk of wandering. LoJack was organized as a Massachusetts corporation in 1978. Our unique integration with law enforcement agencies in the United States, together with our proprietary technology and wireless network provide an effective means for the tracking and recovery of stolen vehicles, motorcycles, construction equipment, cargo and people at risk. As of December 31, 2009, LoJack products were operational in 27 states and the District of Columbia in the United States, Canada and 32 countries internationally. Our technology has led to the recovery of more than 250,000 vehicles globally valued at more than $5 billion.

SEGMENT OPERATIONS

We have three separately reported business segments: North America, International and All Other. Our North America segment is comprised of our domestic operation, which sells products that operate in all or a portion of 27 states and the District of Columbia in the United States, as well as Boomerang, a provider of stolen vehicle recovery products in Canada. Our International segment sells products, licenses or owns and operates LoJack proprietary vehicle recovery technology in 32 countries and territories throughout Europe, Asia, Africa and Latin America and through our wholly owned subsidiary in Italy, LoJack Italia, SRL, or LoJack Italia. Our All Other segment includes LoJack SafetyNet and SC-Integrity, Inc., or SCI, which are providers of technology for the tracking and rescue or recovery of people at risk and of valuable cargo and business information, respectively.

For financial information about our segments, and for information reported by geographic area, see Note 13 to our consolidated financial statements contained herein at Item 8.

THE LOJACK AND BOOMERANG SYSTEMS

The LoJack Stolen Vehicle Recovery System

The LoJack Stolen Vehicle Recovery System, or the LoJack System, is based on radio frequency, or RF, technology. In the United States, the LoJack System is comprised of a Registration System, which we maintain and operate; a Sector Activation System, or SAS, and Vehicle Tracking Units, collectively the Law Enforcement Components, each maintained by us and operated by law enforcement officials; and a LoJack Unit, which is installed in customers’ vehicles. The LoJack System is designed to be integrated with existing law enforcement computer systems and telecommunication systems and procedures. If a vehicle equipped with a LoJack Unit is stolen, its owner reports the theft to the local police department. If the theft is reported in a jurisdiction where the LoJack System is operational, a unique radio signal is automatically transmitted to the LoJack Unit in the stolen vehicle, activating its tracking signal. The Vehicle Tracking Unit, installed in police patrol cars and aircraft throughout the coverage areas (for detail see Global Presence section below), is used by law enforcement officers to lead them to the stolen vehicle using direction-finding technology to locate the source of the tracking signal emitted from the LoJack Unit in the stolen vehicle.

Pursuant to agreements with state and local governmental agencies, we furnish the Law Enforcement Components to state, county and municipal law enforcement agencies at no cost to the agencies. The installation, testing and maintenance of the Law Enforcement Components are primarily our responsibility. Local law enforcement agencies operate the Law Enforcement Components pursuant to the terms of our agreements with states, counties or municipalities as the case may be. The agreements with applicable law enforcement agencies generally are for initial terms of up to five years. Substantially all such agreements that would have expired have been formally renewed or informally continued upon completion of their initial term. The renewal or extension of any such agreement may be subject to competitive bidding. We have no legal obligation to customers to provide ongoing systems support and maintenance or to refund any of the purchase price if these agreements expire and are not renewed, or are terminated either by us or by the local law enforcement agencies.

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

The Boomerang System

The Boomerang System is based on RF and cellular technology and uses internally developed tracking devices and the wireless network of a major Canadian telecommunications company for locating and tracking stolen assets. The cellular coverage area for Boomerang’s tracking of stolen assets includes most of North America; however its service area is primarily in Canada. The Boomerang System consists of the Boomerang Tracking System that is installed in a purchaser’s vehicle, the cellular network, the Boomerang Security Center and Boomerang Vehicle Tracking Units. If a vehicle equipped with a Boomerang Unit is stolen, the vehicle owner is instructed to report the theft to the local police department and the Boomerang Security Center. When the Boomerang Security Center is advised of a theft, it obtains the approximate location of the Boomerang Unit via a secure connection with the cellular carrier and then transmits a unique code causing the Boomerang Unit to transmit a tracking signal. Upon transmission of a tracking signal by the Boomerang Unit, a Boomerang Tracking Vehicle is dispatched to the approximate location of the Boomerang Unit. In the provinces of Ontario and British Columbia, we use third parties to perform tracking. The Vehicle Tracking Units use direction-finding technology to locate the source of the tracking signal emitted by the Boomerang Unit which, with the integration and/or assistance of local law enforcement personnel, leads to the recovery of the stolen vehicle.

In 2008, cellular telephone companies in Canada phased out their analog network in favor of a digital only network. During 2008, Boomerang migrated a significant portion of its analog subscriber base from analog to digital tracking and recovery technology.

THE LOJACK ADVANTAGE OVER GPS FOR STOLEN VEHICLE RECOVERY

Unlike systems based on Global Positioning System, or GPS technology, our technologies can penetrate buildings and containers for the effective tracking and recovery of stolen mobile assets hidden from view. We differ from such GPS products in that our products are covert without any visible antennas or markings on the vehicle indicating presence of the LoJack System. Additionally, the direct integration of the LoJack System with law enforcement in the United States results in the automatic activation of the LoJack Unit upon the vehicle owner’s report of the theft to police and therefore no third party intermediaries are involved in the activation or tracking process.

PRODUCTS AND TECHNOLOGY

LoJack®

The LoJack Unit is the component of the LoJack System that is installed in a consumer’s vehicle. The LoJack Unit consists of a very high frequency, or VHF, transponder with a hidden antenna; microprocessor and power supply and contains a set of secret codes unique to the Unit. The LoJack Unit’s transmitter is activated upon receipt of its unique activation code from the SAS. In the United States, the entry of a stolen vehicle report into law enforcement information systems in jurisdictions where the LoJack System is operational causes the SAS to broadcast the unique activation code to the LoJack Unit in the stolen vehicle, in turn causing the LoJack Unit to transmit a signal. An activated LoJack Unit will continue to broadcast until it receives a properly coded message to stop. The deactivation command is automatically sent to the LoJack Unit upon entry of theft recovery information in the law enforcement information system. All transmissions are made on a nationwide radio frequency allocated by the Federal Communications Commission, or FCC, for a variety of law enforcement tracking and recovery applications, including tracking and recovery of stolen vehicles, people at risk, individuals of interest to law enforcement, lost or stolen cargo and hazardous materials.

LoJack Early Warning®, sold as an optional component of the LoJack System, provides early notification to a vehicle or motorcycle owner in the event of operation by an unauthorized user. LoJack Early Warning consists of a uniquely coded key pass and a motion sensor that works with the LoJack Unit to monitor vehicle movement and detect the presence of the registered owner’s key pass. Should the vehicle move without the registered owner’s key pass present, a communication from the LoJack Unit in the vehicle is transmitted to the LoJack Control Center, a company-maintained database that provides automatic notification to the registered vehicle owner via e-mail, text message, and/or phone call.

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

We also offer warranty products that may be purchased as a supplement the original purchaser’s warranty. These warranty products include: LoJack Extended Limited Recovery Warranty, LoJack Guarantee Plus 5000 (all states but New York) and LoJack Protection Plus 5000 (New York only). For more information on our warranty products see the Product Warranty section below.

We have three LoJack branded products, Locate by LoJack, Proximity Plus™ by LoJack and ReuniteIT™ by LoJack in our portfolio of product offerings. These products complement our tracking and recovery products. Locate by LoJack, designed for the construction market, provides key functions for fleet managers and heavy equipment owners, such as location-on-demand, geofencing, engine hours and user defined reporting, which allows equipment owners to readily analyze their assets, enhancing their equipment’s return on investment. ProximityPlus is a GPS monitoring device that enables customers to quickly and easily identify their vehicle’s location and gather information about the driver’s usage of the vehicle from a personal computer. ReuniteIT is a global registration database that facilitates the identification and return of your lost valuables.

We license to Absolute Software, a Vancouver, British Columbia company, or Absolute, the right to market portable computer theft recovery products under the brand name LoJack for Laptops®. When a computer with LoJack for Laptops® is reported stolen and subsequently connects to the internet, the computer sends a signal to Absolute’s monitoring center to identify its location and provide certain other information. Absolute then works with local law enforcement and internet service providers to recover the computer.

Boomerang®

The Boomerang Unit is the component of the Boomerang Tracking System that is installed in a purchaser’s vehicle. The Boomerang Unit consists of a cellular band RF transponder with antenna, microprocessor and power supply.

If a vehicle equipped with a Boomerang Unit is stolen, the vehicle owner reports the theft to the local police department and the Boomerang Security Center. When the Security Center is advised of a theft and after a police report has been filed, the Security Center locates the approximate location of the Boomerang Unit via a secure connection with the cellular carrier network and then sends a unique code causing the Boomerang Unit to transmit a tracking signal. A tracking vehicle is dispatched to the general area reported by the Boomerang Unit. The Vehicle Tracking Units, installed in Boomerang tracking vehicles, use sophisticated direction-finding technology to locate the source of the tracking signal emitted from the Boomerang Unit. Upon location of the stolen vehicle, Boomerang Vehicle Tracking personnel notify local law enforcement, who recovers the vehicle.

Our BoomerangXpress product is similar in design and functionality to our Boomerang Unit but given the price point of the Boomerang Unit, it is generally installed in high end luxury vehicles while our BoomerangXpress Unit is priced to address the needs of the mid-price vehicle market.

The Boomerang Espion and Espion Alert utilize multiple wireless sensors, to significantly increase the effectiveness of the Boomerang recovery system. In the event that one of the sensors is compromised, the remaining sensors will continue to operate and transmit tracking data to Boomerang’s Security Center or tracking vehicle.

The Boomerang2 and Boomerang Espion Alert Units are products that build upon the Boomerang Unit by integrating two-way communication and diagnostics to provide automatic theft notification by sending a tracking signal upon any unauthorized vehicle movements. A key fob, used in connection with both Units, contains a uniquely coded key pass and a motion sensor, which monitors vehicle movement and detects the presence of the registered owner’s key pass. The Boomerang2 and Boomerang Espion Alert Units also monitor any tampering with the car battery. Should the motion sensor detect that the vehicle is moving without the presence of the registered owner’s key pass, an automatic call is made by the Unit to the Boomerang Security Center indicating an alarm on the customer vehicle. The Security Center then contacts the customer to verify the status of the vehicle. If it is determined the vehicle has been stolen, the Security Center proceeds with the same tracking and recovery steps as noted for the traditional Boomerang Unit.

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

LoJack SafetyNet

The LoJack SafetyNet System is comprised of a Personal Locator Unit, or PLU, worn on the wrist of the subscriber, a Search and Rescue, or SAR, a Receiver used by public safety agencies, a database of key information about the subscribers to assist in the search and rescue, and training for law enforcement and public safety agencies in the use of our technology in the search and rescue process. The PLU constantly emits an RF signal which can be tracked regardless of where the subscriber has wandered. The RF signal enables the police to pinpoint the precise location of a missing subscriber using a handheld, portable SAR Receiver.

SC Integrity

We own approximately 60% of SC-Integrity, Inc., or SCI. We license to SCI the use of the LoJack brand name for its cargo and tracking recovery solution, called LoJack InTransit™. LoJack InTransit™ uses three technologies (RF, GPS and GSM) in combination to deliver a comprehensive solution for the prevention, detection, investigation and recovery of stolen cargo.

GLOBAL PRESENCE

As of December 31, 2009, the LoJack System was operational in all or a portion of 27 states and the District of Columbia in the United States. We have available statewide coverage, defined as coverage of at least 80% of the state population, in Arizona, California, Connecticut, the District of Columbia, Maryland, Massachusetts, Michigan, New Jersey and Rhode Island. We have coverage available in major metropolitan areas, cities and high crime areas in Colorado, Delaware, Florida, Georgia, Illinois, Louisiana, Nevada, New Hampshire, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington. We identify and define coverage areas based on a qualitative analysis of population density, new car sales, and geography.

Internationally, our stolen vehicle recovery technology is operational in 32 countries and territories around the world. We have a licensed presence in countries located in Latin and South America, Europe and Africa. We also operate Canada’s leading stolen vehicle recovery provider, Boomerang, with sales concentrated in the provinces of Quebec, Ontario and British Columbia. In 2006, we began commercial activities in Italy through a wholly-owned subsidiary, and now have a national presence in Italy.

BUSINESS MODEL

North America Segment

Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning Units and related products and extended product and recovery warranties to automobile dealers who resell the units to consumers. There are no additional monthly fees or service contracts associated with the sale of LoJack Units, LoJack Early Warning Units or extended product and recovery warranties. Approximately 85% of our revenue in the United States originates through this distribution network of automobile dealers. Expansion into additional markets beyond the automotive market through the introduction of new products, such as LoJack for Construction Equipment, LoJack for Motorcycles and Locate by LoJack, leverages our existing network and requires no additional infrastructure. Approximately 6% of North America segment revenue was derived from the sale of LoJack for Construction Equipment units and LoJack for Motorcycles units during the year ended December 31, 2009.

We contract with and certify select dealers and other third parties to install our products. In 2009, 56% of our products sold in the United States were installed by third parties, compared to 51% and 47% for the years ended December 31, 2008 and 2007, respectively. We monitor the quality of these installations through an extensive quality control process.

Our revenue in Canada is derived primarily from the sale and installation of Boomerang Espion, Boomerang Espion Alert, Boomerang, Boomerang2 and BoomerangXpress Units and related service contracts. Purchasers of Boomerang Units are required to enter into a service contract with Boomerang. The terms of service contracts offered range from 12 to 60 months and are payable in full upon activation of the related unit or renewal of a previous service contract. Customers are also offered a monthly payment option. Approximately 21% of our revenue in Canada is derived from the sale of Boomerang Units through automotive accessory retailers and automobile dealers, while the remaining 79% of revenue is derived from associated service contracts. As of December 31, 2009, there was approximately $9,354,000 of deferred revenue resulting from approximately 69,000 active service contracts.

Many insurance companies based in Quebec and Ontario offer rebates to customers who install a Boomerang Unit in their vehicles, and in many instances, insurance companies require installation of a Boomerang Unit in such vehicles.

Revenue from the North America segment accounted for 71%, 67% and 76% of our consolidated revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

International Segment

LoJack technology is operational in 32 countries and territories. We have developed our technology such that the LoJack System can be used by local law enforcement, by our licensees’ own security organization, or by a combination of both. International revenue is derived from the sale of LoJack Units, system infrastructure components, royalties, licensing fees and subscription and installation services. International licensing agreements are primarily denominated in U.S. dollars and are structured with up-front licensing fees, which may be substantial and are non-recurring. The agreements provide that we will supply components and products at prices to be determined from time to time and/or receive royalties based upon the licensees’ LoJack based revenue. Approximately 96% of international revenue was from the sale of LoJack Units during the year ended December 31, 2009.

At December 31, 2009, we held a 12.5% equity investment, with a carrying value of $1,541,000, in our Mexican licensee, a 5.5% equity investment, with a carrying value of $776,000, in our French licensee, and a 17.5% equity investment with a carrying value of $496,000, in our Benelux licensee. In addition, we hold less than a 10% equity interest in our licensees in Argentina and Hong Kong, for which we have no carrying value in our financial statements.

We have commercial operations in Italy through our LoJack Italia. Since 2005, we have invested approximately $20,000,000 (comprised of LoJack network build out and operating losses) in LoJack Italia. We estimate this ownership will require an additional investment of approximately $4,000,000 to $8,000,000 over the next two to three years. Based on our experience with our current international licensees, we believe that LoJack Italia will generate long-term profitability and value after the investment period. This investment is part of our strategy to own a controlling interest in select international markets that present a significant long-term financial growth opportunity.

Revenue from the International segment accounted for 27%, 32% and 24% of our consolidated revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

All Other Segment

Revenue in our All Other segment is derived primarily from SCI and LoJack SafetyNet and accounted for 2% of total revenue in 2009. SCI revenue is derived from the sale of tracking devices as well as subscription fees for monitoring service alerts and activity reporting. At December 31, 2009, there was approximately $184,000 of deferred revenue relating to SCI subscription based services.

LoJack SafetyNet revenue is derived primarily from of the sale of SAR Receivers, PLUs and replacement parts. In 2009, LoJack SafetyNet began to transition from an order fulfillment revenue model servicing one primary customer, to a fulfillment and service model, providing the LoJack SafetyNet offering to caregivers and consumers for an upfront product fee, followed by a monthly service fee. As part of this new business model, we plan to provide SAR Receivers directly to participating law enforcement at no cost.

VEHICLE, ASSET THEFT and PEOPLE AT RISK

North America Segment

According to the most recent Federal Bureau of Investigation Uniform Crime Report for 2008, a motor vehicle is stolen in the United States every 32.2 seconds. In 2008, total motor vehicle theft in the United States was approximately 1.0 million vehicles, with an estimated value of $6.4 billion. Most auto theft is carried out by sophisticated professional thieves, rather than amateur thieves. Thieves typically steal vehicles because of the profit potential of the vehicle’s components on the black market. Also, in the United States, the national recovered rate for stolen vehicles has declined from a high in 1999 of 67% to 57% for 2008. The National Insurance Crime Bureau also reported that motorcycle theft totaled 61,000 stolen motorcycles in the United States in 2008. This represents a loss of over $434 million to motorcycle owners and the insurance industry.

According to Statistics Canada, a federally commissioned statistics bureau, more than 125,000 vehicles were stolen in Canada during 2008, of which 40% were not recovered by the police. Such crimes cost auto insurers and their policyholders approximately CAD$542 million in 2007 in claims pay-outs, or about CAD$37.50 per policy. In addition, auto theft cost Canadian taxpayers more than CAD$600 million in other costs, such as court, policing and health care expenses. Collectively, the annual cost of auto theft in Canada is more than $1 billion.

International Segment

Interpol, which provides services for the law enforcement community to optimize the international effort to combat crime, indicated in a recent report that more than 4.6 million vehicles were stolen globally in 2008, which represented a 9.3% increase over the number of reported stolen vehicles in 2007.

All Other Segment

In the cargo security market it is estimated that $10 to $30 billion in merchandise is stolen from cargo ships, trucks, ports, railroads and highways annually in the United States.

It is estimated that 5.5 million Americans suffer from Alzheimer’s disease and that there will be as many as 16 million cases by 2050. Wandering, the most life-threatening behavior associated with Alzheimer’s, affects 59% of such patients and 45% of the cases where the person is not located within 24 hours end in death. Additionally, autism afflicts one in every 150 children and children with autism are prone to wandering.

SALES AND MARKETING

North America Segment

Our sales and marketing approach in the United States focuses on the automotive channel, through which automobile dealers offer the LoJack Unit as an option for both their new and used car sales. The LoJack brand has aided and unaided brand awareness of approximately 87% in the United States. This brand awareness is beneficial to all existing sales channels, including automotive, commercial, motorcycle and laptops and may prove beneficial to new channels we may enter in the future. We develop and execute national advertising and public relations campaigns to increase brand awareness and drive sales. We market LoJack Early Warning and extended warranties through automobile dealers. We market our products to these dealers primarily through a national sales force that routinely visits new and used car dealers to educate and train dealership personnel on the benefits of the LoJack System and related products. Typically, the LoJack Unit and related products can be financed as a part of the purchase price of the vehicle.

To supplement installation efforts, we have cooperative arrangements with third parties specializing in after-market sales and installation of vehicle accessories to increase penetration in existing markets in a cost effective manner.

We also market LoJack for Construction Equipment and Locate by LoJack directly to owners of commercial vehicles and to consumers using (i) a sales force that calls on construction equipment owners and manufacturers, (ii) telemarketing representatives, and (iii) direct mail.

We market LoJack for Motorcycles through the motorcycle dealer channel in a manner consistent with the way we market traditional LoJack Units through automotive dealerships.

We license the LoJack brand name to Absolute for use in connection with theft recovery products for laptop computers. All sales and marketing efforts associated with the LoJack for Laptops product are controlled and funded by Absolute.

Our Canadian sales and marketing efforts are concentrated in Quebec, Ontario and British Columbia because these markets represent the most populated regions of the country and provide the greatest concentrated channel for our Boomerang products. In Quebec, we partner with insurance companies that mandate a stolen vehicle recovery system as a condition for insurance coverage on high priced or high risk of theft vehicles. We maintain a direct sales force in Quebec, which works directly with insurance companies, insurance brokers and local resellers of the Boomerang Tracking System, including the Boomerang Unit, Boomerang2, and Boomerang Espion and Espion Alert. We also sell these products directly to consumers through two company-owned distribution centers. Subscribers in Quebec accounted for 75% of our total subscribers in Canada in 2009.

In Ontario and British Columbia, we sell through the automotive channel in a manner consistent with the way we sell in the United States, using automobile dealers and automotive accessory retailers. We utilize a direct sales force to reach such automobile service dealers and retailers. We also sell in the commercial markets, primarily to construction equipment owners. The commercial business is supported by a direct sales force as well as an infrastructure of dealers who are available to sell and install Boomerang Units.

International Segment

In territories where our licensees operate the business, sales and marketing efforts are typically controlled and funded by our international licensees and their respective management teams.

In Italy, our sales and marketing approach is focused on the automotive channel, fleet operators and insurance companies. In the automotive channel LoJack Units, LoJack Early Warning and extended warranties are offered as options on new and used vehicle sales. We use a direct sales force, supplemented by outside sales agents, to visit automotive dealerships and to educate and train dealership personnel on the benefits of the LoJack System and related products. We engage with insurance companies, agents and brokers to provide premium discounts and to facilitate the distribution of LoJack products and services. We continue to use public relations campaigns and cooperative advertising initiatives with certain car dealers to promote consumer awareness of our product in Italy.

All Other Segment

SCI’s sales and marketing efforts are concentrated in the United States and target customers who transport high value cargo by truck or rail. In addition, SCI’s sales efforts target companies who want to track valuable business information and clinical data between multiple locations.

LoJack SafetyNet sales and marketing efforts are concentrated in the United States and Canada, where we are expanding our network of law enforcement and public safety agencies that provide the tracking and rescue of people at risk. We are marketing the LoJack SafetyNet offering directly to caregivers of those with Alzheimer’s, autism and other cognitive disorders.

GROWTH STRATEGY

Our goal is to strengthen our leadership position in the markets for vehicle and mobile asset tracking and recovery, while building our business in newer markets such as cargo and people at risk. We plan to accomplish this through technological advances, new product development, market expansion, partnerships with new and established distributors and the global development of the LoJack brand. In addition, if appropriate, we may make acquisitions as a means to add channels of distribution for the LoJack brand or as a way to acquire new technology which could be sold through our existing channels of distribution.

North America Segment

Our growth strategy in North America is to use internal resources and partnerships with third parties to increase unit sales and profitability in the automotive, motorcycle and commercial channels, develop new alternative channels, and develop and introduce new products to leverage our strong brand recognition and reputation for tracking and recovering.

We plan to focus on high volume dealers who maintain a large market share in their geographic areas and dealers that are part of large dealer groups, to drive more aggressive business growth through our automotive channel in the United States. We will continue to expand our varied distribution and installation programs to sell and install LoJack Systems more cost effectively.

As of December 31, 2009, the LoJack System operated in 27 states and the District of Columbia, covering about two-thirds of the population in the United States. We will expand into additional markets as they become commercially feasible.

Our Canadian growth strategy focuses on sales and marketing efforts in Quebec, Ontario and British Columbia. In Quebec, we intend to continue to develop relationships with insurance companies to maintain and extend mandates for the Boomerang System as a condition for consumers to obtain insurance coverage and to further educate insurance companies and insurance brokers about our services. We plan to maintain a direct sales force in Quebec that works with automotive accessory retailers and automobile dealers who sell and install Boomerang products. We intend to continue to utilize our two distribution centers, which sell and install Boomerang Units.

In Ontario and British Columbia, we intend to sell through the automotive channel using automobile dealers and automotive accessory retailers and to continue to leverage our direct sales force by marketing directly to the automobile dealers. We believe that the automotive channel in these two markets represents a growth opportunity. In all of our existing Canadian markets, we will focus on increasing penetration in the commercial channel using our direct sales force to call on equipment dealers and equipment owners.

International Segment

Our international growth strategy is to drive more aggressive unit sales growth in countries where the LoJack System presently operates, by leveraging strategic relationships with our licensees, insurance companies and automobile manufacturers. We intend to drive unit sales growth through existing licensees by helping them develop their business models and expand their system infrastructure. In addition, we expect to expand into new geographic markets. From time to time, we may make direct strategic investments in international licensees, some of which may be substantial, in order to enable them to gain market share. Our investment strategy has focused on those markets which represent the best opportunities for significant revenue generation or markets that we can positively impact market penetration and revenue growth.

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

We have a common global platform which utilizes the same basic unit to operate on the varying global radio frequencies used for stolen vehicle recovery. This common platform has contributed to growth in our international business due, in large part, to reduced product costs achieved through manufacturing efficiencies.

In Italy, our growth strategy is to use our internal and external sales and marketing resources to penetrate the stolen vehicle recovery market through the automotive dealership channel, automobile manufacturers, fleet operators and participants in the insurance segment. We are leveraging the extensive knowledge and experience of our domestic sales team to establish a strong automotive dealer sales channel in Italy.

Our International segment headquarters is located in Dublin, Ireland. Our subsidiary LoJack Equipment Ireland Limited, or LoJack Ireland, supports business development, administrative and distribution activities for our international segment and provides nearby support to our European operations.

All Other Segment

SCI’s growth strategy focuses on the expansion of its nationwide sales efforts and targets companies who transport valuable cargo by truck or rail in the United States as well as companies that want to track the movement of valuable business information and clinical data between multiple locations.

LoJack SafetyNet’s growth strategy focuses on creating consumer awareness for our search and rescue solutions for people at risk in select markets in 2010. To enter each such market, we will identify and engage with prospective public safety agencies, educate those agencies about our product, obtain commitments from them to provide search and rescue services, and develop the market through public relations and awareness campaigns.

PRODUCT DEVELOPMENT

We concentrate our research and development activities on enhancing our proprietary stolen vehicle recovery network and creating new products that meet market needs for tracking and recovery of valuable assets. Our product development efforts utilize our knowledge of law enforcement processes and systems to provide products that integrate into law enforcement operations and facilitate the tracking and recovery or rescue processes. Our engineering staff develops products either internally or in conjunction with third parties.

Our core LoJack Unit is scalable and flexible, with connectivity features that may allow us to develop new products combining GPS and/or cellular based communications with our existing RF based stolen vehicle recovery technology. The unit provides a common platform for both domestic and international operations by utilizing the same basic unit to operate on various radio frequencies used in the countries where our technology is utilized for stolen vehicle recovery. In the fourth quarter of 2009, we introduced the next generation LoJack Unit. The next generation self-powered LoJack Unit is based on a newly developed proprietary power management protocol. This self-powered unit does not draw any power from a vehicle’s battery or electrical system, which makes it well suited for the vehicles of today and the future, including hybrid and electric cars. Additionally, this next generation solution can be installed in more locations inside a vehicle, which makes the LoJack Unit even more covert. This is particularly important in countries in Latin America and in Africa where theft rates are especially high. Lastly, the installation process is simpler and thus more efficient for our technicians, dealers who are certified to install and our global licensees and their installation partners.

We coordinate the research and development efforts for our North America and International segments in order to offer new products that meet market needs for the tracking and recovering of stolen mobile assets.

We also plan to continue our research and development efforts for LoJack SafetyNet’s PLU to enhance its durability as well as extending the PLU’s battery life.

Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. Product development expenses totaled $6,994,000, $7,290,000 and $5,601,000 (net of $805,000 product development expense reimbursement received in 2007 based on our litigation settlement with Clare, Inc.) for the years ended December 31, 2009, 2008 and 2007, respectively. A portion of our product development efforts has been outsourced to third parties. The contracts with third parties require payments based upon completion of defined milestones. Expenses related to milestone achievements, which are expensed to operations as the milestones are achieved are included in the above-mentioned expenses, and were not material for the periods presented.

GOVERNMENT REGULATION AND APPROVAL

North America Segment

The FCC-allocated frequency used by the LoJack System in the United States is set aside for nationwide use by state and local law enforcement agencies for stolen vehicle recovery, the tracking and recovery of cargo, and hazardous materials as well as the tracking and rescue of people at risk and people of interest to law enforcement. Law enforcement agencies in jurisdictions where we operate have been granted authority by the FCC to use this frequency.

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

If we were to seek to charge more than nominal prices for the Law Enforcement Components, governmental appropriation of funds would be required. Most government agencies have established, by policy, statute or regulation, a process requiring competitive bidding for all acquisitions of products and equipment. This process may cause us additional delay and expense. To date, we have not sought to charge law enforcement agencies for the Law Enforcement Components and do not expect to do so in the near future.

The Boomerang tracking beacon operates on an unlicensed frequency and does not require specific government approval. Tracking of stolen Boomerang equipped vehicles is performed by our personnel or by private parties under contract with us. Although specific governmental licensing and approval are not required, once a Boomerang equipped stolen vehicle is located by our tracking team, we rely on local law enforcement agencies for the actual recovery. Establishing and maintaining a good relationship with law enforcement agencies is important to our business.

International Segment

Our international licensees and LoJack Italia are each subject to government regulation and approval risks similar to those in our North America segment.

All Other Segment

In August 2008, the FCC granted us a Rule and Order in response to our 2005 petition to use our existing frequency, which was previously limited to stolen vehicle recovery, for the tracking and rescue of people at risk, people of interest to law enforcement, cargo and hazardous materials. As a result of this ruling, we are able to leverage our technical infrastructure and extend our integration with law enforcement beyond stolen vehicles to include the other diverse applications. This Rule and Order complements our efforts to diversify the LoJack business, including the introduction of LoJack SafetyNet and our efforts to penetrate the cargo space, through our investment in SCI.

PRODUCT WARRANTY

North America Segment

LoJack Parts & Labor Warranty. We warrant to original purchasers that the LoJack Unit and LoJack Early Warning will be free from defects in material or workmanship for a period of two years from the date of installation. If the product proves to be defective in material or workmanship within that period, we will, at our option, either replace or repair the product.

LoJack Limited Recovery Warranty. We also warrant to original purchasers of LoJack Units that if their LoJack equipped vehicle is stolen and reported to police in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time that the theft is reported to the police, we will pay the consumer an amount equal to the full purchase price paid for the LoJack Unit up to a maximum of $695 (up to $995 if the consumer also purchased LoJack Early Warning). For an additional charge, the original purchaser of the LoJack Unit can elect to extend the warranty period from two years to a period equal to the time they own their LoJack equipped vehicle, not to exceed ten years.

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

Boomerang Parts & Labor Warranty. We warrant to original purchasers of Boomerang tracking systems that the units will be free from defects in material or workmanship for a period of two years from the date of purchase. A one-year limited warranty on parts and labor applies to BoomerangXpress Units. If the product proves to be defective in material or workmanship, during such period, we will, at our option, replace or repair the product or reimburse the purchase price paid.

Boomerang Limited Recovery Warranty. We warrant to purchasers of Boomerang tracking systems that if a Boomerang equipped vehicle is stolen and not recovered within 60 days of the reported theft, we will pay the consumer an amount equal to the actual purchase price of the unit and service fees, up to a maximum of CAD$1,000 for the Boomerang tracking systems and CAD$2,000 for the Boomerang tracking systems with automatic theft notification. For the BoomerangXpress Units we will offer the consumer a new unit, including installation, during such period.

All Other Segment

SCI warrants its hardware devices to be free of defects in materials or workmanship for a period of one year after date of purchase. All external batteries, cases or wiring provided by SCI as part of an assembled device are warranted for a period of 30 days from date of purchase. Any hardware item covered by SCI’s warranty and found to be defective during the warranty period will be repaired or replaced at SCI’s discretion.

PATENTS, TRADEMARKS AND LICENSES

North America Segment

Our strategy regarding intellectual property in our North America segment is to apply for trademarks and for patents for our inventions whenever appropriate. We are actively involved in protecting our intellectual property and have undertaken administrative and legal measures against companies, which, in our opinion, have infringed on our rights.

We hold a patent portfolio that covers vehicle tracking, security and recovery technology. The portfolio includes United States Patent Nos. 5,917,423 and 6,229,988BI which expire in 2015 and 2018, respectively, each of which covers portions of the LoJack System. Each of these patents adds to the predecessor patents by adding additional functionality that we believe yields a competitive advantage. Additional patent applications are pending. In addition, we hold proprietary information that is not patented, but is integral to the operation of the LoJack System. We believe that protection of the unpatented intellectual property will continue beyond the expiration of the stated patents. We also hold United States Patent No. 6,522,698 which covers LoJack Early Warning and expires in 2017.

In Canada we hold a patent portfolio that covers location, tracking and recovery using an existing network, vehicle location using a kinetic network, our two-way tracking beacon and anti-jamming technology. The portfolio includes United States Patent No. 5,895,436 which expires in 2016 (corresponding to Canadian Patent No. 2,203,302 which expires in 2017), United States patent No. 7,091,835B2 which expires in 2023 and Canadian Patent No. 2,395,843 (corresponding to United States Patent 6,498,565B2) which expires in 2021.

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

We have registered or filed for the registration of our trademarks Boomerang, Boomerang2, Boomerang & Design (logo), BoomerangXpress, Boomerang Espion and Boomerang Espion Alert in Canada. We believe these trademarks have sufficient recognition to give us competitive advantage in the Canadian market.

We license to Absolute the use of our trademark for their portable computer theft recovery products which are marketed under the name LoJack for Laptops®. We have a registered trademark for LoJack for Laptops® in several jurisdictions.

International Segment

We hold patents, and have pending patent applications, similar to our North America segment patents, in various countries where we either currently do business or intend to do business.

COMPETITION

North America Segment

We market the LoJack System and our Boomerang products as stolen vehicle recovery devices. Our management believes, however, that makers of auto theft prevention devices and GPS devices view the LoJack System as competitive, and, consequently, we face competition from companies that sell vehicle security and theft prevention devices. Some of the competitors and potential entrants into the vehicle tracking market have greater resources than we do. In addition, there can be no assurance that a competitor will not develop a system of theft detection or recovery which would compete with or be superior to the LoJack System.

We believe that we face competition in both the United States and Canada from companies selling GPS products, technologies offering concierge types of services, vehicle alarms and third party warranty and insurance products; not because the products are comparable to the products we offer, but because they are competing for the same available consumer funds in the automobile security products after-market space. Several competitors or potential competitors are marketing or have announced the development of products, including those that are based on GPS technology, which claim to have stolen vehicle tracking features that may compete directly with the LoJack System. To our knowledge, none of these products are directly integrated with law enforcement systems or operated and monitored exclusively by law enforcement agencies, as is the LoJack System.

We believe that we have several competitive advantages in the United States, including our proprietary RF technology and two-way tracking beacon, our distribution networks, our well-known brand and our integration with law enforcement. Our RF technology is proven to be effective for the tracking and recovery of stolen vehicles and mobile assets. We hold a patent portfolio that covers vehicle tracking, security and recovery. We have developed a network in the United States that would be very expensive for a competitor to replicate. We have an established distribution network in the automotive, motorcycle and construction channels in the United States. Based on a brand study performed in 2008, we have a well-known brand with an aided and unaided brand awareness of approximately 87% in the United States, which provides us a strong competitive advantage. The LoJack System is directly integrated with law enforcement in the United States and, as a result, we have a detailed understanding of law enforcement systems and procedures. We are unaware of any competitor who provides a system capable of being operated or actively monitored exclusively by law enforcement agencies. We believe these competitive advantages present substantial barriers to competitive entry into our existing markets.

We believe that our Boomerang products and technology have several competitive advantages including proprietary cellular tracking and location technology and established relationships with insurance companies in Quebec and Ontario.

International Segment

We believe that we have several competitive advantages in the International segment, including an established network though our licensees and wholly owned operations in Italy. Several competitors or potential competitors are marketing or have announced the development of products, including those that are based on RF technology, cellular technology, GPS technology or some combination of these technologies, which claim to have stolen vehicle tracking features that may compete directly with the LoJack System in our international segment. In some instances, competitors have a market share comparable or larger than that of our licensees. The competitive environment in regions with relatively high rates of auto theft, such as many countries in South America and parts of Africa, is generally more intense than in regions with lower rates of theft. Competition in Europe has become more intense, with many competitors offering stolen vehicle tracking devices that utilize cellular and GPS technologies. In addition, certain competitors have established relationships with automobile manufacturers to promote or incorporate their product offerings.

All Other Segment

We believe SCI and LoJack SafetyNet face competition from companies selling GPS and cellular phone systems which market themselves as solutions for cargo tracking and tracking and rescuing people as a service offering.

CONTRACT MANUFACTURING ARRANGEMENTS

We have a contract manufacturing arrangement for the LoJack Unit and other LoJack System components sold in the North America and International segments with Plextek Limited (which subcontracts the physical manufacturing to Clarion Malaysia). We believe that several companies have the capability to manufacture LoJack Units.

INVENTORY

We generally seek to maintain a 90-day domestic and international supply of LoJack Units, which we believe is in line with current sales levels and is sufficient to rapidly fulfill orders.

We assemble the Boomerang Units in our own facility. We maintain a supply of inventory, of which, as of December 31, 2009, 14% was raw materials, 53% was work in process and 33% was finished goods.

We fill orders as they are received and maintain no order backlog.

We maintain an inventory of certain LoJack System Law Enforcement Components beyond our current requirements in order to facilitate expansion into additional markets.

EMPLOYEES

As of February 2010, we had a total of 700 full-time employees, 630 of whom were working in the North America segment, 35 of whom were working in the International segment and 35 of whom were working in the All Other segment.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our executive officers is set forth below.

Name	Age	Title
Richard T. Riley	53	Executive Chairman
Ronald V. Waters III	58	President and Chief Executive Officer
Timothy P. O’Connor	45	Senior Vice President and Chief Financial Officer
Kevin M. Mullins	55	Senior Vice President and General Manager (U.S. Automotive)
Thomas M. Camp	46	Senior Vice President and General Manager (International)
Paul J. Weichselbaum	52	Senior Vice President (Business Management)
Kathleen P. Lundy	33	Vice President and General Counsel

Mr. Riley became Executive Chairman of the Board of Directors in January 2009. On February 12, 2010, the Board accepted Mr. Riley’s retirement from the position of Executive Chairman, effective May 20, 2010. Prior to becoming our Executive Chairman, Mr. Riley served as our Chairman and Chief Executive Officer from November 2006 until December 2008. From February 2005 until November 2006 Mr. Riley was our President and Chief Operating Officer and a member of our Board. Mr. Riley has served as a Director of the Company since February 2005 and if reelected at the annual meeting will continue to serve as a director despite his retirement as Executive Chairman. Prior to joining the Company, Mr. Riley served as an officer and director of New England Business Service, Inc., or NEBS, then a public company listed on the New York Stock Exchange prior to its acquisition by Deluxe Corporation. He served as President and Chief Operating Officer of NEBS from 2002 to 2003 and as President, Chief Executive Officer and Chief Operating Officer from 2003 to 2004. Prior to that, he served as a Senior Vice President of NEBS from 1998 to 2002, as President, NEBS Direct Marketing from 2001 to 2002, as President, Integrated Marketing Services from 2000 to 2001 and as President of Rapidforms (acquired by NEBS in 1997) from 1992 to 2000. Mr. Riley served as a director of NEBS from 2002 to 2004. He serves as Chairman of the Supervisory Board of VistaPrint, N.V., a publicly held company in the printing and graphic arts business, and Micro-Coax, Inc., a manufacturer of microwave and cable products, a privately held company.

Mr. Waters became President and Chief Executive Officer of the Company in January 2009. On February 12, 2010, the Board voted to promote Mr. Waters to Chairman, Chief Executive Officer and President, effective May 20, 2010. From February 2007 through December 2008 he was our President and Chief Operating Officer. Mr. Waters has been a member of our Board of Directors since February 2007. Prior to joining the Company he served as Chief Operating Officer for the Wm. Wrigley Jr. Company from December 2003 through May 2006. He joined the Wm. Wrigley Jr. Company in 1999 as Chief Financial Officer and served as Chief Financial Officer until his elevation to Chief Operating Officer in 2003. Prior to joining the Wm. Wrigley Jr. Company, Mr. Waters held several senior executive positions of increasing responsibility with The Gillette Company from 1993 to 1999. Before joining The Gillette Company, Mr. Waters was a Partner and Practice Leader with KPMG International. From September 2006 through March 2007, Mr. Waters served on the Board of directors of Sabre Holdings Corporation, a world leader in travel commerce and formerly a public company. Mr. Waters is currently a director of HNI Corporation, a public U.S manufacturer of office furniture and home products and he is also a director of Fortune Brands, Inc., a public consumer brands company.

Mr. O’Connor joined LoJack in November 2008 as Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. O’Connor served as Senior Vice President, Finance Operations for American Tower Corporation, U.S. Tower Division, since 2007. From 2005 until joining American Tower Corporation, Mr. O’Connor served as Vice President, Finance for the Global Technology and Manufacturing Group with Procter & Gamble. From 1988 to 2005, Mr. O’Connor held various finance, administration, and internal audit positions with The Gillette Company.

Mr. Mullins joined LoJack in February 1996 and is Senior Vice President and General Manager of U.S. Sales. From June 2001 to January 2005 Mr. Mullins served as Vice President of Sales and from February 1996 until May 2001, Mr. Mullins served as Vice President of Sales and Marketing. From 1976 until joining LoJack, Mr. Mullins served in a variety of positions at Procter & Gamble Company, Inc., including District Sales Manager, Customer Business Development Manager and Northeast Operation Manager.

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

Mr. Weichselbaum joined LoJack in November 2009 as Senior Vice President, Business Management. Prior to joining the Company, from 2008 to 2009, Mr. Weichselbaum served as a principal in a private consultancy, providing strategic and go-to-market advice to investors and CEOs. Prior to that he served as Chief Marketing Officer of One Communications from 2006 to 2008, Senior Vice President of Marketing and Operations of CTC Communications from 2004 to 2006 and Chief Executive Officer and President of OpenReach, Inc. from 2001 to 2003. In these executive positions, Mr. Weichselbaum’s responsibilities included marketing, operations, new product development, business development, strategic formulation and sales.

Ms. Lundy became Vice President and General Counsel of the Company in February 2010. Ms. Lundy joined the Company in January 2007 as Deputy General Counsel. Prior to joining the Company, Ms. Lundy served as Legal Counsel at Dunkin Brands Inc. since 2006. She was a corporate and securities attorney with the law firm of Sullivan & Worcester LLP from 2001 to 2006.

There are no arrangements or understandings pursuant to which any executive officer was or is to be selected for appointment, election or reelection. There are no family relationships among any directors or executive officers.

ITEM 1A—RISK FACTORS

RISKS RELATING TO OUR BUSINESS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer and the trading price of our equity securities could decline. Our shareholders should consider the following risks and the information contained under the heading “Warning Regarding Forward-Looking Statements” in Item 7 before deciding to invest in our securities.

The automotive industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and the sales of LoJack products in our particular geographic markets.

We believe that many factors affect sales of new vehicles in the United States and the sales of LoJack products in our particular geographic markets, including the economy, fuel prices, credit availability, interest rates, consumer confidence, the level of personal discretionary spending, unemployment rates, manufacturer incentives (and consumers’ reaction to such offers), product quality and affordability and innovation. Current and future economic conditions could adversely affect consumer spending in the automobile industry, as such spending is often discretionary and may decline during economic downturns when consumers have less disposable income. The great majority of our domestic gross unit sales for the year ended December 31, 2009 were made through a distribution network consisting of automobile dealers that offer LoJack Units as an option on both their new and used automobiles. Changes in interest rates or in the availability of financing for vehicles and accessories can significantly impact industry new vehicle sale and LoJack sales due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact on customers’ borrowing capacity and disposable income. Such impact also affects LoJack sales. The United States automotive market may remain challenging in 2010. Our product sales may differ from overall automotive industry sales due to particular economic conditions and other factors in the geographic markets in which we operate. Our ability to adequately respond to the recent changes in the automotive market and to maintain our competitiveness is key to our success and there can be no assurance that we will be able to compete successfully in the future.

Economic conditions could negatively impact our automotive dealers and the sale of our products.

Changes in general economic conditions resulting in a significant decrease in new automobile sales or in a tightening of credit in financial markets could adversely impact the financial security of the automotive dealers with whom we do business. The delayed payment from or closure of our larger dealer groups could affect our ability to collect on our receivables and adversely affect our business, financial condition, results of operations and prospects.

Any negative impact on the sales, licensing and marketing efforts of our principal products would adversely affect our business and results of operations.

Our business depends primarily on the sale, licensing and market acceptance of our principal product, the LoJack System and related products and services, in the United States and 32 foreign countries and the Boomerang Stolen Vehicle Recovery System in Canada. Because our revenue is dependent on the success of our principal products, any factor affecting their marketability could have a material adverse affect on our business and results of operations. Factors that could harm the successful sale and licensing of the products include, among others:

•	If automobile dealers with whom we have relationships stop selling or emphasizing our products in connection with their vehicle sales;

•

If law enforcement agencies who currently utilize our LoJack System in the United States do not renew our service contracts or if such law enforcement agents grant service contracts to our competitors;

•	If we are unable to fully develop and sustain a market for our products and services in Italy;

•	If our foreign licensees are unable to establish or maintain a market for our products in their jurisdictions;

•	If we are unable to develop enhancements to our products as required by market demand;

•	If we are unable to protect our proprietary rights;

•	If one or more of our competitors introduces a product or system that renders our products obsolete or less competitive;

•	If third parties are able to locate or impair the function of LoJack Units or Boomerang Units in vehicles, potentially adversely affecting our recovery rates; or

•	If vehicle manufacturers adopt practices, implement new technologies or create systems which may adversely affect the efficacy of the LoJack System.

Unfavorable results of pending legal proceedings could materially adversely affect us.

We are subject to various legal proceedings and claims that have arisen out of the ordinary course of our business which are not yet resolved and additional claims may arise in the future. Some of these matters are described in greater detail in our Legal Proceedings section below. Although management currently believes resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position, the litigation and other claims are subject to inherent uncertainty and management’s view on these matters may change in the future. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. Should we fail to prevail in certain matters, we may be faced with significant monetary damages or injunctive relief that would materially adversely affect our business and financial condition and operating results.

We face significant competition from original equipment manufacturers, or OEMs, and makers of location based services and automobile products to be sold by automobile dealers, which could make our products less effective or obsolete, and harm our business.

We compete with other makers of stolen vehicle recovery devices, but more significantly, we also face competition from all products which are sold by automobile dealers in the after-market space, including vehicle security devices, GPS products and navigation systems, as such products compete with us for consumer funds in the automobile products after-market. We also face competition from OEMs, including divisions of well-known automobile manufacturers, who have diversified their product offerings and place increased sales pressure on dealers to purchase OEM-supplied or approved equipment and products.

Our growth depends in part on the development, production and market acceptance of new products and sales channels which we cannot assure will happen successfully.

To maintain competitiveness in our industry we must support and enhance our existing products and develop new products in response to market demands. Product development involves a high degree of risk and uncertainty due to unforeseen difficulties and costs. We may not be successful in developing, marketing and releasing new products that we believe are necessary to respond to technological developments, evolving industry standards, increasing sophistication and complexities in vehicles or changing customer preferences. In addition, our new product enhancements may not adequately meet the requirements of the marketplace and may not achieve the broad market acceptance necessary to generate significant revenue. If the release date of any future products or enhancements is delayed, or if these products or enhancements fail to achieve market acceptance when released, we may not be able to recover our research and development costs and our competitive position in the marketplace may be harmed.

If we are unable to maintain our brand and product quality, it may damage our reputation which could have an adverse effect on our business, financial condition and results of operations.

We have established a strong reputation for the quality and effectiveness of our products in the tracking and recovery of stolen mobile assets. Our continued success depends on our ability to market our products and develop sales techniques tailored to the needs of our customers, maintain our brand image for our existing products and effectively establish brand image for new products and brand extensions. Brand value is largely based in part on consumer perceptions. Even isolated business incidents that erode consumer trust can significantly reduce brand value. Product quality issues could tarnish the image of the LoJack brand and may reduce demand for our products and cause consumers to choose other products. Poor product quality, low consumer acceptance, poor installation practices, or low recovery rates could affect our profitability and could negatively affect brand image. If we fail to maintain high standards for product quality and recovery, our reputation could be harmed. Damage to our reputation or loss of consumer confidence in our products for any of these reasons could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation.

We depend on a limited number of third parties to manufacture and supply quality infrastructure components for our principal products. If our suppliers cannot provide the components or services we require and in such quality as we expect, our ability to market and sell our products could be harmed.

We rely on manufacturers of our LoJack Units, a critical component of our LoJack System. If our suppliers fail to supply these components in a timely manner that meets our quantity, quality, cost requirements, or technical specifications, we may not be able to access alternative sources of these components within a reasonable period of time or at commercially reasonable rates. Our manufacturer is located outside the United States and its facilities are geographically concentrated in a specific region. We outsource much of the transportation and logistics management and while these arrangements may lower operating costs, they reduce our direct control over production and distribution. Such diminished control may reduce our flexibility and ability to quickly respond to changing conditions. A reduction or interruption in the supply of LoJack Units, or a significant increase in the price of these units, could have a material adverse effect on our marketing and sales initiatives, which could adversely affect our financial results domestically and internationally. Our agreements with our manufacturer include warranties and quality control measures, but any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could have a material adverse effect on our reputation, financial condition and operating results.

We may need additional financing in the future, which could be difficult to obtain on acceptable terms or at all. Any such financing could also dilute shareholder value.

We may require additional financing to make future investments in new technologies, products, international markets, or to provide additional working capital. We believe the lenders participating in our revolving credit facility will be willing and able to provide financing in accordance with their contractual obligations. However, the current economic environment may adversely impact the availability and cost of credit in the future. Furthermore, if our current business does not generate sufficient cash flow from operations, we may fail to comply with our loan covenants and such failure could result in an event of default that, if not cured or waived, could adversely impact our financial condition. In the future we may decide to raise additional funds through public or private debt or equity financings to fund our activities. If we issue additional equity securities, shareholder value will be diluted and the new equity securities may have rights, preferences or privileges senior to those of our common stock. In addition, if we raise funds through debt financings, we will have to pay interest and may be subject to restrictive and other covenants, which could negatively impact our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to make strategic investments, develop or enhance our products, take advantage of acquisition and other opportunities, or otherwise respond to competitive challenges or unanticipated industry changes, any of which could have a material adverse effect on our business.

If we are unable to hire or retain key employees, it could have a negative impact on our business.

Our success as a company depends substantially on the contributions and abilities of key executives and other employees. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our strategic initiatives. Our operating results could be adversely affected by increased costs due to greater competition for employees, higher employee turnover or increased employee benefit costs. Any unplanned turnover could diminish our institutional knowledge base and erode our competitive advantage.

Failure to procure and maintain contracts with local law enforcement agencies would materially adversely affect the marketability of the LoJack System and would inhibit sales in the United States and Italy.

In the United States and Italy, the LoJack System is designed to be integrated into existing law enforcement computer systems and telecommunication systems and procedures. A LoJack Unit will not be effective if the vehicle in which it is installed is located outside a covered jurisdiction where we have procured an agreement with local law enforcement agencies. We have agreements covering 27 states, the District of Columbia and certain geographical areas of Italy. These agreements are generally for terms of up to five years. Renewal or extension of any of these agreements may be subject to competitive bidding. We cannot guarantee that we will be able to renew or extend our existing agreements with local law enforcement agencies or obtain agreements in new target jurisdictions in the future. Our competitors may seek agreements with local law enforcement agencies and if they obtain such agreements, we may be adversely affected. Furthermore, if we are unable to procure and maintain contracts with local law enforcement agencies in our existing and target markets, our financial results will be materially and adversely affected.

We are subject to government regulations and approvals which may result in costs and delays that could impede our ability to competitively offer our services and products in the market.

We must obtain the approval of law enforcement agencies, as well as other governmental agencies, for implementation of our LoJack System in any domestic jurisdiction. The approval process may be time consuming and costly and, in some jurisdictions, the governmental approvals that we obtain may be terminable by an executive or legislative body. The LoJack System is operated by law enforcement agencies utilizing a frequency assigned by the FCC and our LoJack System depends on the continued availability of the frequency which we cannot guarantee. Our international licensees may encounter similar or additional regulatory requirements and uncertainties under applicable local laws. In addition, certain countries have or may mandate the inclusion of GPS products in vehicles which may affect our licensees’ current business model and may harm our financial condition and operating results. Governmental regulations, requirements and approvals required for our services may impede our ability to offer competitive services, and may increase the cost of or decrease the demand for our product, either of which would have a negative impact on our results of operations.

Economic, political and other risks associated with the operations in our International Segment could adversely affect our revenue and earnings.

Our revenue and profit growth is partially dependent on the continuation of our license agreements with our international licensees and the success of their operations. Changes to our licensees’ existing management teams, or failure of our licensees to meet their working capital needs or execute fully on their existing business plans, could negatively impact: (a) the value of our equity investments, (b) the collectability of our receivables; (c) our target revenue and profits from our International segment; and (d) delay or preclude altogether our ability to generate revenue in key international markets. Moreover, our licensees’ operations and our own international operations expose us to risks inherent in doing business outside of the United States including:

•	Potentially weak protection of intellectual property rights;

•	Economic and geo-political instability and fluctuations;

•	Import or export licensing requirements;

•	Trade or currency restrictions;

•	Business models that are more heavily weighted towards periodic payments rather than receiving full payment upon sale of the product;

•	Changes in regulatory requirements, tariffs or government mandates;

•	Seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe;

•	In-country pricing which may be adversely impacted by fluctuations in exchange rates;

•	Potentially adverse tax consequences;

•	Limited access to capital to invest in infrastructure, hire and train employees; and

•	Uncertainties related to product acceptance.

Any of these factors could harm the operations of our licensees and, consequently, adversely affect our business and operating results.

The success of the Boomerang System is heavily dependent on Boomerang’s alliances with wireless carriers and insurance companies.

Wireless carriers are an integral facet of our Boomerang System. The continued availability and maintenance of the wireless telecommunications networks that we use in Canada is essential for operating the Boomerang tracking system.

Some insurance companies in the province of Quebec mandate installation of Boomerang Units in certain vehicles. The continuation of these strategic alliances and insurance mandates is important for the continued development of our markets. Changes in insurance practices and requirements in Canada could adversely affect the demand for and sales of our Boomerang products.

If we fail to protect and enforce our intellectual property rights, our competitiveness could be impeded and our business and operating results could be harmed.

We seek to protect our intellectual property rights through patents, trademarks, copyrights, trade secret laws, confidentiality agreements and licensing arrangements, but we cannot ensure that we will be able to adequately protect our technology from misappropriation or infringement. We cannot ensure that our existing intellectual property rights will not be invalidated, circumvented, challenged or rendered unenforceable. In addition, the laws of some countries in which we offer or plan to offer our products through our international licensees may not protect our intellectual property rights to the same extent as the laws of the United States and/or Canada, increasing the possibility of piracy of our technology which could adversely affect our business and our operating results.

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

We may make strategic acquisitions of complementary companies, products or technologies, and such acquisitions could: disrupt our business, divert our management’s attention from our core business objectives and may involve unforeseen difficulties and costs. We may not be able to successfully integrate the business, technology or personnel that we have acquired or those we might acquire in the future in a timely manner, or at all, and this could harm our financial condition and operating results. Any of these risks could negatively impact our ability to fully realize the expected benefits of our acquisitions. In May 2008, we acquired the assets of Locator Systems of Victoria, British Columbia, Canada to technology to track and rescue people at risk. We re-launched the Locator Systems product and service offerings under the LoJack SafetyNet brand name. There is no assurance that these efforts will result in substantial LoJack brand identity or commercial acceptance of any new or existing LoJack SafetyNet products and services. Furthermore, the success of LoJack SafetyNet is interdependent upon law enforcement, public service agencies and other third party agencies to assist with the search and rescue aspect of this service. Establishing and maintaining such relationships is essential to the success of LoJack SafetyNet.

Our failure to successfully execute on our key investments could disrupt our business and negatively impact our future financial condition and operating results.

Since 2005, we have invested approximately $20,000,000 (comprised of LoJack network build out and operating losses) in LoJack Italia. This initiative will continue to require significant amount of financial resources and senior management focus which may impact our core business. There is no assurance that there will be consumer acceptance in Italy sufficient to result in an acceptable return on our Italian investment.

Since 2006, we have invested approximately $8,308,000 in SCI and currently have approximately a 60% equity interest in the company. There is no assurance that our investment in SCI will result in substantial LoJack brand identity or commercial acceptance of any new or existing SCI products in the cargo tracking market.

RISKS RELATING TO OUR COMMON STOCK

There are risks inherent in owning our common stock.

The market price and volume of our common stock have been, and may continue to be, subject to significant fluctuations. These may arise from general stock market conditions, the impact of the risk factors described above on our financial condition and results of operations, a change in sentiment in the market regarding us or our business prospects or from other factors.

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

Certain provisions of our governing documents and Massachusetts law might make a takeover of us more difficult, which could impede the ability of our shareholders to effectuate changes in our management and board of directors.

Provisions in our restated articles of organization and amended by-laws and in Massachusetts corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt which is opposed by our management and board of directors. Shareholders who might desire to participate in such a transaction may not have an opportunity to do so. Our board of directors has the authority to issue preferred stock in the future with voting or other rights or preferences superior to those of our common stock. The issuance of preferred stock could make it more difficult for third parties to acquire a majority of our outstanding voting stock which could have the effect of delaying, deferring or preventing a change in our control that may be desired by some shareholders. Finally, Massachusetts law (1) prohibits us from engaging in a merger, consolidation, stock or asset sale and other specified business combinations with a shareholder who owns or owned, in the past three years, 5% or more of our voting stock unless the transaction is approved in a prescribed manner and (2) provides that any shareholder who acquires 20% or more of our outstanding voting stock may not vote that stock unless our disinterested shareholders so authorize. These provisions have the effect of discouraging third parties from attempting to acquire us or to acquire control of us, even if the attempt would result in a premium over market price for the shares of our common stock held by our shareholders. These anti-takeover provisions could substantially impede the ability of our shareholders to benefit from a change in control or to change our management and board of directors.

The foregoing risk factors may be considered forward-looking statements. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our executive offices are located in Westwood, Massachusetts and are under leases for such space expiring in December 2011. We maintain a facility located in Canton, Massachusetts for our engineering operations under a lease that expires in December 2011. We also maintain facilities in Westwood, Massachusetts and Palmdale, California for our Call Center operations under leases that expire in December 2011 and February 2012, respectively. In addition, we lease facilities for our sales and operations personnel in California, Colorado, Florida, Georgia, New Jersey, Pennsylvania and Texas under operating leases that expire from 2010 to 2014.

The Canadian head office, marketing, sales, customer care, research and development, product assembly and installation activities are carried out in a single facility located in leased premises in Montreal, Quebec. We also lease space in Mississauga, Ontario for certain sales personnel. The Montreal lease expires in 2017 and the Ontario lease expires in 2011.

We also maintain facilities in Victoria, British Columbia, Canada, Dublin, Ireland and Rome and Milan, Italy for our administrative, sales and operations personnel under leases that expire in 2010, 2019, 2013 and 2012, respectively.

We do not own any real estate.

Because our operations do not require any special facilities, we do not anticipate any difficulty in finding space adequate for our purposes at reasonable rates, should the need arise. We believe that our current facilities are adequate for our current operations.

ITEM 3—LEGAL PROCEEDINGS

As of December 31, 2009, we were subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, at December 31, 2009, we did not have a material potential liability related to any current legal proceedings and claims that would, individually or in the aggregate, have a material adverse effect on our financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.

California Class Action Litigation

On April 5, 2006, a suit was filed against LoJack Corporation in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. The plaintiff contends that we improperly credited break time and overtime pay and seeks unspecified monetary and injunctive relief. In September 2007, the United States District Court for the Central District of California dismissed the plaintiff’s federal law claims which represented the largest part of the our potential exposure. The plaintiff appealed the District Court’s decision and, on February 4, 2009, the case was argued before the Ninth Circuit Court of Appeals. On August 21, 2009, the Ninth Circuit affirmed the district court’s grant of summary judgment except as to the claim for compensation for the required postliminary data transmission, which was vacated. The plaintiff filed a petition for rehearing to the Ninth Circuit and on March 2, 2010 the Ninth Circuit rendered its decision. The Ninth Circuit affirmed the district court’s grant of summary judgment except as to (i) the claim for compensation for commuting under state law and (ii) the required postliminary data transmission, which were vacated. The Company plans to file a petition for rehearing to the Ninth Circuit.

Due to the dismissal of the plaintiff’s claims in federal court as discussed above, in November 2007, the plaintiff also filed state law claims in California State Court. In January 2008, we removed the state law claims to the United States District Court for the Central District of California. The plaintiff filed a motion to remand the case back to California State Court and that motion was subsequently granted. The plaintiff’s motion for class certification and our motion for summary judgment and opposition to class certification were heard on April 16, 2009. In June 2009, the California State Court granted the plaintiff’s claims for class certification with respect to nine claims. The court denied certification with respect to five of the claims and did not rule on our motion for summary judgment. The Company appealed the decision in August 2009 and the appellate court granted the writ and ordered the lower court to vacate the order. On September 24, 2009, the Superior Court of California issued a revised ruling containing the court’s rationale in certifying the claims and in appointing the class representative. The Company appealed this revised ruling in October 2009 and on December 3, 2009 the appellate court granted the writ and ordered the lower court vacate the order, thus preventing a class action notice from being delivered and a certification trial from going forward. A hearing on this writ is currently scheduled for March 18, 2010.

We cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. If the final resolution of this lawsuit is unfavorable to us, our financial condition and results of operations could be materially adversely impacted.

ITEM 4—RESERVED

PART II

ITEM 5	—	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol: LOJN.

Stockholders

On March 1, 2010, there were approximately 1,900 record holders of our common stock. We believe the actual number of beneficial owners of our common stock is approximately 6,600 because a large number of the shares of our common stock are held in custodial or nominee accounts for the benefit of persons other than the record holders.

Dividends

We have never paid a dividend, and have no current intention to pay a dividend. At the present time we expect that future earnings will be retained for use in our business. The payment of dividends is permitted per the terms of our credit agreement and is limited only to the extent such payments affect our ability to meet certain financial performance measures.

Issuer Purchases of Equity Securities

On February 15, 2008 our Board of Directors authorized 1,000,000 shares to our stock repurchase plan, or the 2006 Repurchase Plan, for a 10b5-1Plan and renewed the remaining management discretion authority to repurchase 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. During the years ended December 31, 2009, 2008 and 2007 we repurchased 8,186, 1,318,222 and 1,104,819 shares of common stock at an average price per share of $4.02, $10.83 and $18.85, respectively. No shares have been purchased by us other than through our publicly announced stock repurchase program. At December 31, 2009 there were 1,681,778 shares available for purchase under the 2006 Repurchase Plan.

During the fourth quarter of 2009, there were no common stock repurchases under the Repurchase Plan. All repurchases in 2009, were shares acquired from our employees or directors in accordance with our 2008 Stock Incentive Plan as a result of share withholdings to pay income tax related to the lapse of restrictions on restricted stock.

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

	High	Low
Year Ended December 31, 2009
First Quarter	$5.33	$2.53
Second Quarter	5.40	3.14
Third Quarter	5.85	3.53
Fourth Quarter	5.30	3.70

Year Ended December 31, 2008
First Quarter	$16.95	$10.05
Second Quarter	13.00	7.96
Third Quarter	8.09	5.43
Fourth Quarter	6.93	3.21

Stock Performance Graph

The following line graph compares the yearly percentage change in the cumulative shareholder return on our Common Stock to the NASDAQ Composite Index and a Company-selected peer group index over the five-year period beginning December 31, 2004 and ending December 31, 2009. Cumulative shareholder return has been measured on a weighted-average basis based on market capitalizations of the component companies comprising the peer group index at the close of trading on the last trading day preceding the beginning of each year assuming an initial investment of $100 and reinvestment of dividends.

Our peer group index consists of AudioVox Corporation, I.D. Systems, Inc., Ituran Location & Control Ltd., Garmin Ltd., Numerex Corporation and Trimble Navigation Ltd. We select our peer group based on products and markets similar to ours. The composition of our peer group has changed from last year as follows: Directed Electronics, Inc, which is no longer traded on the NASDAQ market, was removed from the group. We note that the number of companies developing and marketing wireless communications products that have security applications or are used directly in vehicles has increased significantly in recent years. In order to reflect such a trend, our peer group will change from time to time. The stock price performance shown on the graph is not necessarily indicative of future performance.

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS:

	Year Ended December 31,
	2009 (1)	2008 (1)	2007 (1)	2006 (1)	2005
(in thousands, except share and per share information):
Revenue	$135,013	$198,679	$222,749	$213,288	$190,726
Cost of goods sold	64,096	94,517	98,625	99,933	89,003

Gross profit	70,917	104,162	124,124	113,355	101,723
Costs and expenses (2)	101,065	92,975	90,559	89,866	74,872
Impairment of intangible assets and goodwill (3)	14,038	38,090	3,298	—	—

Operating (loss) income	(44,186)	(26,903)	30,267	23,489	26,851
Other income (expense)	1,133	(4,983)	2,479	1,046	669

(Loss) income before (benefit) provision for income taxes and net loss of noncontrolling interest	(43,053)	(31,886)	32,746	24,535	27,520
(Benefit) provision for income taxes	(7,771)	803	11,341	8,028	9,081

Net (loss) income	(35,282)	(32,689)	21,405	16,507	18,439
Less: Net loss attributable to the noncontrolling interest	(621)	(159)	—	—	—

Net (loss) income attributable to LoJack Corporation	$(34,661)	$(32,530)	$21,405	$16,507	$18,439

Basic (loss) earnings per share attributable to LoJack Corporation	$(2.02)	$(1.88)	$1.17	$0.90	$1.03

Diluted (loss) earnings per share attributable to LoJack Corporation	$(2.02)	$(1.88)	$1.13	$0.86	$0.96

Weighted average shares outstanding:
Basic	17,170,492	17,301,390	18,321,826	18,334,033	17,922,792

Diluted	17,170,492	17,301,390	18,933,532	19,243,563	19,189,525

CONDENSED CONSOLIDATED BALANCE SHEET DATA:

	December 31,
	2009	2008	2007	2006	2005
(in thousands):
Working capital	$58,766	$86,741	$87,604	$58,950	$65,490
Total assets	147,490	195,876	245,811	209,953	197,737
Long-term debt and capital lease obligations	13,375	23,682	26,477	9,242	14,520
Total liabilities	95,556	111,562	117,479	99,953	93,759
Total equity	51,934	84,314	128,332	110,000	103,978

(1)	In 2006, we adopted the Compensation – Stock Compensation guidance which requires the expensing of stock options issued under our 2003 Stock Incentive Plan and our 2008 Stock Incentive Plan, as applicable, and shares purchased through our Employee Stock Purchase Plan, or ESPP. As a result of adopting this standard, operating income decreased by $1,454,000, $1,448,000, $1,353,000 and $1,487,000, for the years ended December 31, 2009, 2008, 2007 and 2006, respectively. In the fourth quarter of 2006 approximately $1,500,000 of stock compensation was included in net income, relating to expenses associated with the retirement of our former Chairman and Chief Executive Officer.
(2)	In the year ended December 31, 2009, we recognized a charge of $18,250,000 related to a legal settlement entered into with our former licensee in China. See a further discussion of the settlement under the heading Legal Settlement within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7.
(3)	For the years ended December 31, 2009, 2008 and 2007 we determined that lower than previously projected operating profitability at our Boomerang reporting unit caused triggering events that resulted in our assessment of the carrying value of this reporting unit. As a result of these assessments, for the years ended December 31, 2009, 2008 and 2007, we recognized impairment charges of $411,000, $1,260,000 and $3,298,000, respectively, relating to Boomerang’s intangible assets consisting of monitoring contracts, completed technology and trade name and trademark. In the second quarter of 2009 and, previously, in the third quarter of 2008, we also incurred impairment charges of $13,627,000 and $36,830,000, respectively, relating to Boomerang’s goodwill. As a result of these impairments operating income decreased by $14,038,000, $38,090,000 and $3,298,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

ITEM 7	—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear in Item 8 in this Annual Report on Form 10-K. The following discussion contains forward-looking statements and should also be read in conjunction with the risk factors set forth in Item 1A.

Overview

We are a leading global provider of technology products and services for the tracking and recovery or rescue of valuable mobile assets and people at risk of wandering. Our proprietary technology, wireless network and unique integration with law enforcement agencies provide an effective means for tracking and recovery or rescue of stolen vehicles, construction equipment, motorcycles, cargo and people at risk.

We have three separately managed and reported business segments: North America, International and All Other.

North America Segment

Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning, and extended warranty products to consumers. Approximately 85% of sales in the United States market are made through a distribution network consisting of dealers of new and used automobiles. We have strong consumer brand awareness in the United States.

The price paid by the consumer for a LoJack Unit includes installation. We maintain a workforce that performs these installations and we supplement our installation capacity by contracting with and certifying select dealers and other third parties to install our products. We continually seek to minimize the fixed costs related to the installation of a LoJack Unit by increasing our installation volumes with certified dealers and other third parties. We monitor the quality of these installations through the use of an expanded quality control process.

We also offer warranty products at the point of sale to new customers and through direct sales efforts to our existing customers.

We record additions to deferred revenue for our LoJack Early Warning product and for certain warranty products for which we are the primary obligor of the underlying contract. We typically receive full payment within 60 days of the transaction, but recognition of the deferred revenue is recognized over the estimated life of the product or service. These payments are a significant component of our cash flow from operations. Additions to deferred revenue net of deferred costs were $9,776,000 for the year ended December 31, 2009, compared to additions of $16,618,000 for the year ended December 31, 2008.

Our revenue in Canada is derived primarily from the sale of Boomerang Espion, Boomerang Espion Alert, Boomerang, Boomerang2 and BoomerangXpress Units, related products, and service contracts. Many insurance companies in Quebec and Ontario offer rebates to customers who install a Boomerang Unit in their high priced or high risk of theft vehicles, and in many instances, require installation of a Boomerang Unit in such vehicles.

Those who purchase Boomerang Units are also required to enter into a service contract. The terms of service contracts offered range from 12 to 60 months and are payable in full upon activation of the related unit or renewal of a previous service contract. As of December 31, 2009, there was approximately $9,354,000 of deferred revenue resulting from approximately 69,000 active service contracts. Boomerang customers are also offered a monthly payment option.

International Segment

Internationally, our licensed stolen vehicle recovery technology is operational in 32 countries and territories around the world. We have licensed our stolen vehicle recovery technology in Latin and South America, Europe and Africa, and the Asia Pacific Rim. Revenue from this segment consists of product sales to our licensees, royalties and license fees. Revenue from the international segment accounted for approximately 27% of consolidated revenue for the year ended December 31, 2009, compared to 32% and 24% in 2008 and 2007, respectively.

We record additions to deferred revenue for international license fees and recognize the revenue over the term of the license (generally ten years). Royalty revenue is recognized in the year it is earned.

Italy is the only country outside the United States and Canada where we own and operate a stolen vehicle recovery network. Customers who purchase LoJack Units in Italy are also required to enter into a service contract with LoJack Italia. The terms of service contracts offered range from 12 to 84 months and are payable in full upon activation of the related unit or renewal of a previous service contract. At December 31, 2009, there was approximately $828,000 of deferred revenue relating to LoJack Italia service contracts.

All Other Segment

SCI revenue is derived from the sale of tracking devices as well as subscription fees for monitoring service alerts and activity reporting. At December 31, 2009, there was approximately $184,000 of deferred revenue relating to SCI subscription based services.

LoJack SafetyNet revenue in 2009 was primarily comprised of the sale of SAR receivers, PLUs and replacement parts. In 2009, LoJack SafetyNet began to transition from an order fulfillment revenue model servicing one primary customer, to a fulfillment and service model providing the LoJack SafetyNet solution to caregivers and consumers for a monthly fee. As part of this new business model, we plan to provide SAR receivers directly to participating public safety and law enforcement agencies at nominal or no cost.

Key Economic Factors and Trends and our Business

North America Segment

From the end of the second quarter of 2008 and continuing through the fourth quarter of 2009, the automotive industry was negatively affected by prevailing economic conditions. The uncertainty created by the overall economic conditions in the United States continues to have an adverse effect on the automotive industry. As discussed in the paragraphs that follow, the demand for new and used vehicles has declined significantly and has negatively impacted our results of operations. Due to the disruptions in the financial services industry, the availability of credit has declined substantially for most consumers except those with particularly high credit scores. Our business is dependent on consumer confidence and the availability of consumer credit. We cannot predict when an economic recovery will begin, when the positive effects will be felt in the automotive industry or the timing of its positive impact on our business.

In 2008, the domestic auto industry experienced its worst performance in 16 years, with the seasonally adjusted annual rate, or SAAR, of new vehicle sales in the United States declining approximately 18% from the prior year to approximately 13.2 million vehicles sold. This trend continued to worsen during 2009, with the SAAR of new vehicle sales in the United States of only 10.4 million units for the year. Industry experts are now estimating new vehicle sales of approximately 11.5 million units for 2010. We have experienced no discernable erosion due to any technology based competitor, and dealers continue to view our products as a valuable profit center that provide a strong consumer value proposition.

Fewer consumers purchased new vehicles in 2009, and those that did were not extended the same level of credit from lenders as in previous years. As a result, LoJack and other aftermarket automotive products were doubly impacted as fewer consumers bought vehicles and those that did were provided less credit to purchase aftermarket products.

The Car Allowance Rebate System government program, commonly referred to as “cash for clunkers”, was a $3.0 billion government program designed to help consumers buy or lease more fuel-efficient vehicles. The program was designed to boost the economy and the auto industry and to place more fuel-efficient vehicles in service. During the program, which ran from July 27, 2009 to August 25, 2009, approximately 0.7 million vehicles were traded-in to auto dealers, leading to the submission of approximately $2.9 billion in rebate applications to the federal government. The program caused a short term increase in domestic new automobile sales during the month of August, resulting in a seasonally adjusted run rate in the broader market of over 14 million vehicles. The temporary short term increase in new vehicle sales, which occurred over a 30 day period, burdened dealers with government paperwork and the dealers’ finance and insurance departments did not focus their efforts on selling after-market products. Moreover, many buyers who took advantage of the government incentives had limited access to credit and thus aftermarket sales of products such as ours to these customers, was minimal. As a result, we experienced a disproportionate decline in our market penetration rate (LoJack Units sold as a percentage of dealer new vehicles sold), which for the month of August dropped to 5.5%. In the previous quarters, despite the decline in domestic new vehicle sales, we maintained our dealer penetration rate of approximately 6%. Through the fourth quarter of 2009, our penetration rate remained at approximately 5.5%, which we attribute to the continued lack of available credit for consumers. Dealers continued to focus on the sale of vehicles to achieve year-end sales targets and did not emphasize the sale of after-market products. We believe that as credit becomes more readily available and consumer confidence builds, the LoJack brand and our innovative technologies will put us in a strong position to grow our business.

Our business in Canada has been challenged by the recent analog to digital conversion, the economic and credit conditions in Canada and the continued shift in the Canadian auto market away from high-end vehicles, where we have historically had a high penetration rate. We have taken cost-cutting measures and reduced the size of our Canadian operation to reflect the new level of business.

Furthermore, management has taken steps to reduce our operations workforce, both domestically and in Canada, in order to minimize costs and ensure that we are spending at a level appropriate for the size of our business. Also, during the second quarter of 2009, management made the decision to integrate Canadian operations into our United States operating structure. The integration is progressing and is expected to be completed in the second half of 2010.

International Segment

Internationally, our licensees continued to see the impact of the global economic crisis during 2009. During the fourth quarter of 2009, our international unit volume increased 57% over the third quarter of 2009, with most of our larger licensees remaining conservative in their buying patterns based upon the uncertainties of their local economies. The sequential growth from the third quarter of 2009 to the fourth quarter of 2009 reflects historical licensee purchasing patterns, which can vary significantly from quarter to quarter, with the fourth quarter historically producing the greatest amount of revenue. Our international unit volume decreased 45% for the year ended December 31, 2009 as compared to 2008. Sales of new vehicles impact our international customers to a lesser extent than our domestic customers as much of the international business is driven by insurance company incentives. Nonetheless, the global economic downturn has negatively impacted the international businesses and we expect that it will likely continue to do so in 2010.

All Other Segment

The challenges we have faced in the automotive sector have reinforced the importance of our diversification efforts, which include the extension of the LoJack brand and the introduction of products for cargo and people at risk. The FCC Rule and Order which was granted in August 2008, allows us to use our legacy nationwide frequency, which was previously limited to stolen vehicle recovery, for vehicle emergencies and for the tracking and rescue of people at risk, people of interest to law enforcement, cargo and hazardous materials. This ruling enables us to leverage our existing technical infrastructure and extend our deep integration with law enforcement beyond stolen vehicles to include these other applications on the same nationwide frequency.

Key Factors of our Business

We are in the midst of a global economic downturn that has resulted in a substantial decline in the global automotive industry, with sales of aftermarket products like LoJack Units being particularly adversely affected. The decline in automotive industry sales volume, combined with tight credit markets, and other economic factors and trends described above have constrained our earnings and affected our liquidity.

We believe that our continued focus on executing our strategic goals for 2010 will enable us to continue our diversification efforts and:

•

Effectively manage our business in a difficult global macro-economic environment by balancing investment in programs and technology necessary for future growth while aggressively managing costs to maintain our financial position;

•	Continue to upgrade our domestic processes and systems to deliver more customer centric, efficient and flexible solutions that will meet increasing demands and address our changing business;

•	Continue to drive international expansion by growing our operations in Italy, adding new licensees and geographies and partnering with our existing licensees to manage global economic challenges;

•	Fully integrate our Canadian operations into the United States operations to leverage resources, capabilities and support functions; and

•	Support LoJack SafetyNet and SCI in developing offerings for people at risk and cargo security, respectively.

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

Critical Accounting Policies and Estimates

The consolidated financial statements include the accounts of LoJack, our wholly-owned subsidiaries and our majority interest in SC Integrity, or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. Management is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes included herein. The actual results could differ from those estimates. Our accounting policies are described in Note 1 to the consolidated financial statements included herein at Item 8. A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The significant accounting policies and estimates, which we believe to be the most critical in understanding and evaluating our reported financial position and results of operations, include:

Revenue Recognition and Deferred Revenue. We earn revenue primarily from the domestic sale and installation of LoJack Units and LoJack Early Warning, the sale of products and components to international licensees, royalties, the sale of extended warranty programs and the sale of our Boomerang products and service contracts.

We recognize revenue on domestic and Canadian sales of LoJack Units and Boomerang Units and related products upon installation, or upon shipment to our installation partners and distributors when all revenue recognition criteria have been met.

Revenue relating to the sale of LoJack Early Warning is recognized over the period of the estimated life of new vehicle ownership, which management estimates is five years. Management continually monitors and evaluates this estimate based on published industry data. If the estimated life of new vehicle ownership proves to vary materially from the estimates we use, we would be required to change our estimates, which could result in material differences in the amount of revenue recognized in any given period. Historically, there have not been any changes to our five-year estimate.

Revenue relating to the sale of service contracts associated with our Boomerang product line is recognized over the life of the contract. The term of service contracts offered ranges from 12 to 60 months and are payable in full upon initial activation of the Unit or on renewal of a service contract.

Revenue relating to SCI and LoJack SafetyNet consists of the sale of tracking devices and subscription fees. Sales of units are recognized upon shipment and subscription fees are recognized over the life of the contractual agreement which can range from 12 to 24 months.

We sell several types of extended warranties. For those warranties for which a third party, and not LoJack, is the primary obligor, we recognize payments for these insurance contracts in revenue at the time of sale. Effective January 2007, we changed insurance underwriters for our LoJack Guarantee Plus 5000 warranty products for automobiles. The new underwriter is an authorized provider of insurance services in all states in which we currently operate and thus is the primary obligor.

For those LoJack Guarantee Plus 5000 warranty agreements entered into before January 1, 2007, as well as for other types of warranties for which we are the primary obligor, revenue is deferred and recognized over the estimated term of the warranties, determined to be equivalent to the estimated life of new vehicle ownership, which is five years. If the estimated life of new vehicle ownership varies significantly from the estimates we use, material differences in the amount of revenue recognized in any given period could result. Incremental costs directly related to the provision of such warranties are deferred and charged to expense proportionately as the revenue is recognized. Any remaining warranty costs relating to actual claims made are recognized when incurred. We believe the likelihood of material changes to the average estimated life of vehicle ownership is low.

Accounts Receivable. In our North America segment, our customers in the United States are billed for product sales either via bulk sale or at the time of installation. The customer base is principally automobile dealers that are geographically dispersed. Payment terms for LoJack performed installations are generally 10 days. Payment terms for bulk product sales to LoJack certified dealer installers and expeditors range from 30 to 90 days. Except for contract termination due to misconduct or insolvency, which requires the return of all LoJack units and materials, all LoJack Unit sales to these parties are final with no right of return.

Accounts receivable related to our Canadian customers consists of payments due from our commercial accounts, automotive dealers, accessory retailers and, in limited situations, consumers. Payment terms range from 30 to 60 days from shipment or invoicing. Initial service contracts and subsequent renewals are generally recognized as deferred revenue upon payment via credit card and as a result there is no significant collection risk for a substantial portion of our revenue in Canada.

If the creditworthiness or the financial strength of our dealers were to decline, there could be an adverse effect on our operating results and cash flows. We provide specific reserves on known losses and supplement that estimate with additional reserves based on our historical loss experience. There have been no changes to our North America segment’s billing and returns policy for the periods presented.

Our international customers or licensees are billed for product sales, royalties and in some cases, license fees. Payment terms for our international licensees vary, depending on the length of the supply chain, the financial strength of the licensee and the business climate in the market our licensee operates and are generally longer than our North America business. We mitigate the credit risk in our International segment by obtaining, in many cases, private trade credit insurance for our large international customers. Changes in the geopolitical situation in the countries where we have international customers could create additional credit risk and bad debt exposure. Sales of LoJack Units and component systems to international customers are final with no right of return.

In our All Other segment, our customers are billed for product sales generally at the time of shipment. Payment terms range from 30 to 90 days and all sales are final with no right of return.

The following table presents accounts receivable and the related allowance for doubtful accounts by our segments (dollars in thousands):

	December 31, 2009	Segment % of Accounts Receivable, net	December 31, 2008	Segment % of Accounts Receivable, net
North America – Gross	$9,940		$12,773
Allowance for doubtful accounts	(1,175)		(1,693)

	8,765	26%	11,080	26%

International – Gross	25,804		31,239
Allowance for doubtful accounts	(1,022)		(257)

	24,782	72%	30,982	72%

All Other – Gross	856		916
Allowance for doubtful accounts	(187)		—

	669	2%	916	2%

Accounts receivable, net	$34,216	100%	$42,978	100%

In the normal course of business, we monitor the financial condition of our customers and limit the amount of credit extended when deemed necessary. We maintain reserves for estimated potential credit losses. We have established an allowance for doubtful accounts that corresponds to the creditworthiness of our customers, historical trends and economic circumstances. Changes to these estimates are possible and could result in a material effect on our reported results of operations. At each of December 31, 2009 and 2008, approximately 80% of the North America segment’s gross accounts receivable balances were less than 60 days old.

As of December 31, 2009, two international licensees accounted for 27% and 22% of accounts receivable. As of December 31, 2008, two international licensees accounted for 32% and 20% of accounts receivable. For the years ended December 31, 2009 and 2008, one international licensee accounted for 11% of revenue. For the year ended December 31, 2007 no customer accounted for more than 10% of revenue.

At December 31, 2009, one of our longstanding international licensees accounted for 27% of our total accounts receivable balance. A significant portion of the aforementioned receivable balance was past due. We are in constant communication with the licensee and they have indicated that they wish to purchase a significant amount of product from us in 2010. Prior to our shipping product to them, we will require a satisfactory payment plan to address the past due balance. We have credit insurance for approximately 80% of this licensee’s accounts receivable balance. Management believes that a satisfactory payment plan will be established to address the past due balance and that no significant bad debt expenses beyond the reserves established will be required, however if this licensee were unable to pay the receivable balance we could incur a significant bad debt charge as well as the loss of future revenue from this licensee.

Valuation of Investments. Periodically, we have made equity investments in our international licensees and other entities. As of December 31, 2009, our investments in international licensees consisted of: a 12.5% equity investment, with a carrying value of $1,541,000, in our Mexican licensee; a 5.5% equity investment, with a carrying value of $776,000, in our French licensee; and a 17.5% equity investment, with a carrying value of $496,000, in our Benelux licensee. Our investments in our Mexican and Benelux licensees are accounted for using the cost method of accounting and are carried at cost and adjusted only for other-than-temporary declines in fair value, returns of capital and additional investments made. Management periodically reviews the carrying value of these investments. Based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate, we have concluded that there is no impairment to the fair value of these investments that should be viewed as other-than-temporary. Our investment in our French licensee, in the form of common stock, is accounted for as an available-for-sale security, and is valued at the quoted closing price on its market exchange as of the reporting date. When the fair value of an available-for-sale security falls below cost for an extended period or the magnitude of the unrealized loss is significant, the loss may be deemed other-than-temporary. For the years ended December 31, 2009 and 2008, we recorded other-than-temporary impairment charges of $308,000 and $1,958,000, respectively, for our investment in our French licensee. No realized gains or losses were recorded for the year ended December 31, 2007.

We also have equity interests of less than 10% in our licensees in Argentina and Hong Kong, for which we have no carrying value in our financial statements.

We may be required to record an impairment charge in a future period with respect to our Mexican or Benelux licensees if (i) the licensee requires additional capital and is unable to raise sufficient capital to continue operations, (ii) the licensee raises sufficient capital, but at an enterprise value less than currently valued, (iii) its operations and future cash flows vary significantly from current projections, adversely affecting the viability of the business, or (iv) other negative events were to occur. If the quoted price of the investment in our French licensee were to drop below our new recorded cost basis for an extended period of time we would have to evaluate the investment for further impairment. (Also see Note 6 to the consolidated financial statements included herein at Item 8).

Accounting for Stock Warrants. In June 2005, we entered into a ten year trademark license agreement with Absolute granting the right to market portable computer theft recovery products under the brand name LoJack for Laptops® . In addition to an annual per unit royalty, Absolute issued us warrants to purchase 1,000,000 shares of Absolute’s common stock with vesting on a pro rata basis over a five year period commencing on July 1, 2006. A measurement date is not achieved until the warrants become vested and exercisable. Prior to reaching a measurement date, the fair value of unvested warrants is calculated utilizing a Black-Scholes option pricing model and the earned and unearned revenue is adjusted to fair value. Once a measurement date has been reached, the fair value of vested warrants is measured and the earned revenue becomes fixed with amortization occurring over the remaining life of the licensing agreement. Subsequent to reaching a measurement date, the vested warrants are accounted for as derivatives, which requires that the warrants be recorded at fair value at each reporting date with any changes in fair value being recorded in the income statement. We classify the gains (losses) on investments in other income (expense). During the years ended December 31, 2009, 2008 and 2007, we recognized $879,000, ($997,000) and $2,342,000 in revenue (contra revenue) from the warrants and $377,000, ($1,290,000) and $575,000 in other income (expense), respectively, related to the holding period gains and losses on the Absolute warrants. Revenue and investment valuation adjustments in the future will vary depending upon the fair value of Absolute’s common stock. At December 31, 2009, there were 200,000 unvested Absolute warrants outstanding and we hold 366,500 shares of Absolute common stock.

Valuation of Long-Lived Assets, Intangibles and Goodwill. Upon the acquisitions of Boomerang, SCI and Locator Systems, we recorded goodwill and acquired certain intangible assets with finite lives. The intangible assets acquired include customer relationships and trade names and trademarks.

Goodwill is not tested on an acquisition-by-acquisition basis or at the enterprise level but rather it is tested in the aggregate, at a reporting level, referred to as a reporting unit. The reason for this is that most of the assets and liabilities of an acquisition, including goodwill, become integrated with those of the acquiring company and are thus indistinguishable on a standalone basis. Thus, goodwill becomes associated with a larger part of the company, known as the reporting unit. Goodwill is assigned to the reporting units that are expected to benefit from that goodwill. For the purpose of measuring the goodwill associated with our acquisition of Locator Systems the reporting unit includes the consolidated results of Locator Systems and LoJack SafetyNet.

When we acquired Boomerang, Locator Systems and SCI, we established annual impairment testing dates of October 31st for Boomerang and November 30th for Locator Systems and SCI, respectively. These tests for impairment are performed on an interim basis if there are triggering events identified. Triggering events are events or changes in circumstances that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; (iii) unanticipated competition; (iv) a loss of key personnel; (v) a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; (vi) the testing for recoverability of a significant asset group within a reporting unit; or (vii) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

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

Boomerang

At June 30, 2009, we conducted our review of the Boomerang reporting unit to determine if a triggering event had occurred. We reviewed both external economic factors and internal business performance including revenue, subscriber base and operating costs as compared to the annual projections utilized in the prior fair value determination. As of June 30, 2009, we noted that Boomerang’s subscriber base continued to decline with non-renewals outpacing new subscribers thus making the achievement of the projected year-end 2009 subscriber base unlikely. In addition, the length of new subscription contracts trended shorter in duration, negatively impacting Boomerang’s cash flows. As a result, we determined that the mid-term projections of operating income were no longer achievable without initiating additional cost reductions. However, we determined that Boomerang’s operating costs could not be reduced any further as a standalone business without impacting customer service, installation capacity and minimum required infrastructure.

We concluded that the size of the Boomerang business could no longer support a separate infrastructure and decided to restructure the Boomerang entity. We expect that the restructuring will streamline the Boomerang business by taking advantage of the existing LoJack United States resources, capabilities and support functions. We concluded that these events and circumstances would more likely than not reduce the Boomerang reporting unit’s fair value below its carrying value and a triggering event was identified.

As a result of the triggering event, we evaluated the fair value of the Boomerang reporting unit as of June 30, 2009. The fair value of the Boomerang reporting unit was determined to be less than its carrying value by utilizing the DCF method using the income approach. Boomerang’s current year revenue growth was projected to be approximately 13% lower than the projections used in our 2008 annual impairment test and we projected no revenue growth for 2010. For the subsequent years of our projections up to the year ending December 31, 2014 and including the terminal year we projected a modest 3% revenue growth with negative debt free cash flow projected through the year ended December 31, 2013 as the Boomerang business model is expected to gradually shift from a recurring annual subscription revenue model to a monthly pay-as-you-go revenue model.

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

We then allocated the fair value to the reporting unit’s assets and liabilities and determined that there was no implied fair value of reporting unit’s goodwill. As a result of this impairment analysis, we recognized a goodwill impairment charge of $13,627,000 at June 30, 2009 and thus the elimination of the goodwill balance attributable to the Boomerang reporting unit. The impairment is included in Impairment of goodwill and intangible assets on the consolidated statement of operations for the year ended December 31, 2009.

As of June 30, 2009, we tested the long-lived assets of our Boomerang reporting unit for recoverability and determined that the monitoring contractual relationships and trade name and trademark intangible assets were not fully recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values. We then determined the fair value of these intangible assets using a DCF model. As a result of this impairment analysis, we recognized an impairment charge of $411,000 at June 30, 2009. The impairment is included in Impairment of goodwill and intangible assets on the consolidated statement of operations for the year ended December 31, 2009.

LoJack SafetyNet

We perform the annual assessment of the value of the goodwill for LoJack SafetyNet on its annual testing date of November 30th. At November 30, 2009, we estimated that the fair value of the LoJack SafetyNet reporting unit to be in excess of its carrying value of $1,945,000 by a significant margin. We also noted that there had been no significant changes in the assets and liabilities since the acquisition. As a result of the foregoing, we determined that the fair value of the reporting unit exceeded the carrying value, and therefore Step 2 of the goodwill impairment process was not required.

SCI

We perform the annual assessment of the goodwill for SCI at its annual testing date of November 30th. At November 30, 2009, we estimated that the fair value of the SCI reporting unit to be in excess of its carrying value of $1,986,000 by a significant margin. We also noted that there had been no significant changes in the assets and liabilities since the acquisition. As a result of the foregoing, we determined that the fair value of the reporting unit exceeded the carrying value, and therefore Step 2 of the goodwill impairment process was not required.

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

Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as temporary differences. The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities on the consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of operations. At December 31, 2009, we recorded a deferred tax asset of $6,740,000 related to LoJack’s international subsidiaries cumulative net operating losses since inception. A full valuation allowance has been established against these losses because we determined that it is more likely than not that such tax benefits will not be realized because of the lack of historical earnings in the taxing jurisdiction. If sufficient evidence of our ability to generate future taxable income in any of these foreign countries becomes apparent, we may be required to reduce our valuation allowance, which may result in income tax benefits in our consolidated statement of operations. It is anticipated, however, that we will record additional valuation allowances for LoJack Italia in the next two to three year period as they are expected to generate additional net operating losses. The remainder of our valuation allowance relates to our domestic capital losses and our SCI losses, as we determined it is more likely than not that such benefits will not be realized. Deferred tax liabilities typically reflect a current tax deduction for which the related item has not yet been recorded in the consolidated statement of income.

The carrying value of deferred tax assets assumes that there will be sufficient future taxable income generated in certain tax jurisdictions, based on estimates and assumptions. The majority of our deferred tax assets for which valuation allowances have not been provided are domestic temporary differences. In concluding that no domestic valuation allowance was necessary as of December 31, 2009 for these assets, we considered both the positive and negative evidence, the weight of the evidence, the amount and timing of projected taxable income, and future trends related to our domestic business operations. The positive evidence included our history of domestic taxable income and of tax attributes not expiring unused. We continue to monitor the positive and negative evidence and, if our domestic business continues to incur losses, we may be required to record a valuation allowance for these assets. We evaluate our ability to recover the deferred tax assets and assess the need for a valuation allowance on a quarterly basis.

During the year ended December 31, 2009, we generated taxable net operating losses in the United States and Ireland. We intend to carryback all of these losses to prior years and obtain a refund.

Effective January 1, 2006, LoJack Ireland commenced operations. As a result of this business structure, a substantial part of our international business activities are supported by LoJack Ireland. LoJack Ireland’s business activities are taxed at a rate of 12.5%.

As we continue to expand globally, due to complexity within and diversity among the various jurisdictions in which we do business, there is a risk that a governmental agency may disagree with the manner in which we have computed our taxes. Additionally, due to the lack of uniformity among all of the foreign and domestic taxing authorities, there may be situations where the tax treatment of an item in one jurisdiction is different from the tax treatment in another jurisdiction or that the transaction causes a tax liability to arise in another jurisdiction.

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Prior to 2007, these reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of the loss was reasonably determinable. In 2007, we began recording reserves based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense.

During the year ended December 31, 2009, we recorded an expense associated with a legal settlement in the amount of $18,250,000, which generated a tax benefit of $4,582,000. We have analyzed the tax consequences associated with the settlement payments and believe we have taken the appropriate tax deduction. In the event this position is challenged by the tax authorities, we are prepared to do what is necessary to sustain our position, including defending our position through the court of last resort. As such, we have not recorded an uncertain tax position related to the position taken. Although we believe the measurement of the tax position is proper, there can be no assurance we will ultimately prevail if disputed by the tax authorities.

As of December 31, 2009, we had $19,098,000 of unrecognized tax benefits, of which approximately $17,000,000, if not realized, will result in the expiration of a capital loss carryforward, which is not reported on our consolidated balance sheet. Accordingly, the liability amount related to the unrecognized tax benefits recorded at December 31, 2009 is $2,098,000. If our capital loss deduction above is sustained, we would provide a valuation allowance as the utilization of these deductions are dependent on future capital gains being generated.

Additionally, undistributed earnings of a subsidiary are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of a foreign subsidiary that are deemed to be indefinitely reinvested in the foreign jurisdiction. We have formulated a specific plan for reinvestment of undistributed earnings of our foreign subsidiaries which demonstrates that such earnings will be indefinitely reinvested in the applicable tax jurisdictions. Should we change our plans, we would be required to record deferred tax liabilities totaling approximately $2,000,000.

Recently Adopted Accounting Guidance

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (previously referred to as SFAS 160), as codified in ASC subtopic 810, Consolidation, or ASC 810. The objective of ASC 810 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted ASC 810 in the first quarter of 2009. ASC 810, which was retrospectively applied relative to presentation and disclosure requirements, requires the noncontrolling interest to be separately presented as a component of equity on the consolidated balance sheet and on the consolidated statement of operations.

Accounting Guidance Issued But Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (previously referred to as SFAS 167), as codified in ASC subtopic 810, or ASC 810. ASC 810 amends FIN 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach. ASC 810 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur; requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and requires additional disclosures about an enterprise’s involvement in variable interest entities. ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently evaluating the impact of adopting ASC 810 on our consolidated results of operations and financial position.

In September 2009, the FASB ratified EITF Issue 08-1, Revenue Arrangements with Multiple Deliverables as codified in ASC 605, Revenue Recognition, or ASC 605. ASC 605 provides greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement. In addition, ASC 605 requires the use of estimated selling price to allocate arrangement considerations, therefore eliminating the use of the residual method of accounting. ASC 605 will be effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Earlier application is permitted. We are currently evaluating the impact of adopting the Revenue Arrangements with Multiple Deliverables guidance on our consolidated results of operations and financial position.

RESULTS OF OPERATIONS

FULL-YEAR 2009 RESULTS OF OPERATIONS

In the fourth quarter of 2009 we began to integrate Boomerang’s operations with the domestic operation and accordingly re-evaluated our operating segments. In the fourth quarter of 2009, we concluded that our operating segments were domestic, Boomerang, international licensee, LoJack Italia, LoJack SafetyNet and SCI. In accordance with the quantitative and qualitative criteria, we have aggregated our domestic and Boomerang units into the North America segment and international licensee and Italy into the International segment. LoJack SafetyNet and SCI do not meet the quantitative thresholds for separate reporting and have been grouped into All Other. The presentation of all historical segment reporting has been recast to conform to our new management reporting structure.

Revenue

The following table presents revenue by our segments (dollars in thousands):

				Percentage Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
North America	$95,775	$132,542	$169,004	(28)%	(22)%
International	36,063	63,735	53,745	(43)	19
All Other	3,175	2,402	—	32	NM

Total revenue	$135,013	$198,679	$222,749	(32)%	(11)%

NM-not measurable

For the year ended December 31, 2009, consolidated revenue decreased $63,666,000, or 32%, as compared to 2008. Consolidated revenue for the year ended December 31, 2008 decreased $24,070,000, or 11%, as compared to 2007.

In 2008 and 2009, revenue related to our North America segment was adversely impacted by North American economic conditions which led to a widespread credit freeze, liquidity problems for businesses and consumers alike, decreased consumer confidence and a dramatic decline in the capital markets. All of these factors adversely affected United States businesses, including the domestic auto industry and related aftermarket products like LoJack Units. Domestic auto sales declined 21% to approximately 10.4 million vehicles in 2009 from approximately 13.2 million vehicles in 2008.

Revenue related to our North America segment decreased $36,767,000 in 2009 as compared to 2008. All of our United States distribution channels continued to be affected by the economic downturn in the year ended December 31, 2009 as our auto, commercial, direct to consumer and motorcycle channels experienced revenue declines of 28%, 41%, 15% and 45%, respectively, over the year ended December 31, 2008.

The decrease in North America segment revenue for the year ended December 31, 2009 as compared to 2008 was primarily attributable to:

•

A decrease of $29,468,000, or 33%, in LoJack Unit revenue, caused by a 139,800, or 35%, decrease in the number of units sold from 397,800 to 258,000 units, partially offset by a 3% increase in average revenue per unit sold;

•	A decrease of $3,660,000, or 27%, in service revenue related to our Boomerang product driven by a 21%, decline in the average number of subscribers to 69,000 subscribers as of December 31, 2009;

•	A decrease of $2,482,000, or 50%, in Boomerang Unit revenue, driven by a 6,700, or 36%, decrease in the number of base units sold from 18,300 to 11,600;

•

A decrease of $1,984,000, or 45%, in revenue from the motorcycle channel caused by a 8,700, or 57%, decrease in units sold from 15,200 to 6,500 units, partially offset by a 28% increase in average revenue per unit sold;

•	A decrease of $939,000, or 9%, in revenue recognized from the sale of warranty products; and

•	A decrease of $609,000, or 6%, in revenue from our Early Warning product, which is deferred at the time of sale and amortized over a 5 year period; offset by

•	An increase of $1,716,000, or 230%, in royalty and other revenue, primarily related to royalty revenue from an increase in the fair value of the stock warrants issued to us by Absolute; and

•	An increase of $659,000, or 117%, in all other revenue including a decrease in sales promotions offered to our dealers offset by an increase fees charged for inspections and offsite installations.

Revenue related to our North America segment decreased $36,462,000 in 2008 as compared to 2007. For the year ended December 31, 2008 as compared to 2007, our auto, commercial, and motorcycle channels saw revenue declines of 22%, 29%, and 22%, respectively, driven by the economic downturn, while the direct to consumer channel had an incremental increase of 4%, in 2008 as compared to 2007.

The decrease in North America segment revenue for the year ended December 31, 2008 as compared to 2007 was primarily attributable to:

•

A decrease of $32,286,000, or 27% decline in LoJack Unit revenue, caused by a 118,100, or 23%, decrease in the number of units sold from 515,900 to 397,800 units, together with a 5% decrease in average revenue per unit sold;

•	A decrease of $2,253,000, or 14%, in service revenue from Boomerang driven by a 21% decrease in the average number of subscribers to 76,500 as of December 31, 2008;

•

A decrease of $1,260,000, or 22%, in revenue from the motorcycle channel caused by a 2,300, or 13%, decrease in LoJack Units sold from 17,500 to 15,200 units, together with a 10% decrease in average revenue per unit sold;

•	A decrease of $1,343,000, or 11%, in revenue recognized from the sale of warranty products; and

•	A decrease of $3,200,000, or 130%, in royalty and other revenue, primarily related to royalty income from the stock warrants issued by Absolute; offset by

•	An increase of $2,766,000, or 35%, in revenue from our Early Warning product, which is deferred at the time of sale and amortized over a 5 year period;

•

An increase of $469,000, or 10%, in Boomerang Unit revenue, driven by a 400, or 2%, decrease in the number of base units sold from 18,700 to 18,300 offset by a 13% increase in average revenue per unit sold; and

•	An increase of $645,000, or 53%, in all other revenue including a decrease in sales promotions offered to our dealers offset by an increase fees charged for inspections and offsite installations.

Revenue related to our International segment decreased $27,672,000 in 2009 as compared to 2008, while International segment revenue increased by $9,990,000 in 2008 as compared to 2007.

For the year ended December 31, 2009, the decrease in International segment revenue was primarily related to a 45% decline in unit volume as compared to the prior year. Our international unit volume and revenue reflect the impact of global economic conditions. The economic uncertainty in the international markets has impacted the buying patterns of our licensees as they work to preserve liquidity, reduce foreign exchange exposure and utilize existing inventory.

The decrease in International segment revenue for 2009 as compared to 2008 was primarily attributable to:

•

A decrease of $12,489,000, or 83%, in product revenue from African licensees as a result of a 163,000, or 84%, decrease in the number of units sold from 193,600 to 30,600, offset by a 6% increase in the average revenue per unit;

•

A decrease of $15,621,000, or 36%, in product revenue from Latin American licensees as a result of a 198,300, or 35%, decrease in the number of units sold from 563,800 to 365,500, together with a 1% decrease in the average revenue per unit; and

•	A decrease of $80,000, or 3% in other revenue including sales of infrastructure components, licensee fees, and other charges related to our international licensees; offset by

•

An increase of $518,000, or 19%, in product revenue from European licensees and Italy as a result of a 10,000, or 39%, increase in the number of units sold from 25,600 to 35,600, offset by a 14% decrease in the average revenue per unit.

The increase in International segment revenue for 2008 as compared to 2007 was primarily attributable to:

•

An increase of $3,611,000, or 32%, in product revenue from African licensees as a result of a 65,600, or 51%, increase in the number of units sold from 128,000 to 193,600, offset by a 13% decrease in the average revenue per unit; and

•

An increase of $14,910,000, or 52%, in product revenue from Latin American licensees as a result of a 101,600, or 22%, increase in the number of units sold from 462,200 to 563,800, together with a 25% increase in the average revenue per unit, driven by volume rebates received in 2007 but not in 2008; offset by

•

A decrease of $2,979,000, or 52%, in product revenue from European licensees and Italy as a result of a 40,700, or 61%, decrease in the number of units sold from 66,300 to 25,600, offset by a 23% increase in the average revenue per unit;

•	A decrease of $349,000, or 20% in other revenue including sales of infrastructure components, licensee fees, and other charges related to our international licensees; and

•

A decrease of $5,203,000, or 81%, in royalty income due to one of our largest Latin America licensees switching from a price structure that was royalty based with a lower price per unit to one with no royalty, but a higher per unit price.

Revenue related to our All Other segment increased $773,000 in 2009 as compared to 2008. The entities included in this segment were not consolidated into the results of operations or had not been acquired prior to 2008; therefore comparative results are not available for 2008 and 2007.

The increase in All Other segment revenue for 2009 as compared to 2008 was attributable to:

•	The inclusion of $2,150,000 in revenue from SCI for the year ended December 31, 2009, for which only five months of revenue of $1,169,000 was captured in 2008; offset by

•	The inclusion of $1,025,000 in revenue from LoJack SafetyNet for the year ended December 31, 2009 as compared to $1,233,000 for the year ended December 31, 2008.

Cost of Goods Sold

The following table presents cost of goods sold by our segments (dollars in thousands):

				Percentage Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
North America	$45,440	$64,800	$73,519	(30)%	(12)%
International	17,178	28,568	25,106	(40)	14
All Other	1,478	1,149	—	29	NM

Total cost of goods sold	$64,096	$94,517	$98,625	(32)%	(4)%

NM-not measurable

As a percentage of total revenue, total cost of goods sold was 47%, 48% and 44% in 2009, 2008 and 2007, respectively.

As a percentage of North America segment revenue, North America segment cost of goods sold was 47%, 49% and 44% in 2009, 2008 and 2007, respectively.

Unit volumes declined 36% in 2009 as compared to 2008 and 23% in 2008 as compared to 2007. While we undertook a thorough evaluation of our installation costs in the fourth quarter of 2008, the continuing decline of the United States auto market in the first quarter of 2009 led us to make additional installation staff and expense reductions. These reductions provided a gross margin benefit beginning in the third quarter of 2009, as North America segment gross margin percentages began to improve from the first half of 2009. Absent a further decline in new United States automobile sales, we expect costs as a percentage of sales to be comparable with our historical percentages.

In addition, the North America segment cost of goods sold percentage was favorably impacted in 2009 by a change of $1,876,000 in royalty revenue associated with the Absolute warrants which has no corresponding impact on cost of goods sold. In 2008, the Absolute warrants unfavorably impacted the cost of goods sold percentage, decreasing royalty income by a change of $3,339,000 for which there was no corresponding impact on cost of goods sold.

As a percentage of International segment revenue, International segment cost of goods sold was 48%, 45% and 47% in 2009, 2008 and 2007, respectively. The increase in cost of goods sold as a percentage of revenue was largely the result of an increase in the cost of the manufactured unit due to the decrease in the number of units purchased in 2009 as compared to 2008.

As a percentage of All Other segment revenue, All Other segment cost of goods sold was 47% and 48% in 2009 and 2008, respectively.

Operating Expenses

The following table presents our operating expenses (dollars in thousands):

				Percentage Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Product development	$6,994	$7,290	$5,601	(4)%	30%
Sales and marketing	31,529	44,880	45,662	(30)	(2)
General and administrative	36,435	33,592	32,004	8	5
Legal settlement	18,250	—	—	NM	—
Depreciation and amortization	7,857	7,213	7,292	9	(1)
Impairment of intangible assets and goodwill	14,038	38,090	3,298	(63)	1055

Total operating expenses	$115,103	$131,065	$93,857	(12)%	40%

NM-not measurable

Product Development

As a percentage of revenue, product development expenses were 5%, 4% and 3% in 2009, 2008, and 2007, respectively. Product development expense decreased $296,000 in 2009 as compared to 2008 and increased $1,689,000 in 2008 as compared to 2007. The decrease in 2009 was primarily due to lower third party product development costs. The increase in 2008 was primarily attributable to higher personnel-related costs, including salaries, benefits, recruiting, contract labor and consulting costs to support new product development, and in 2007, the inclusion of an $805,000 litigation settlement with Clare, Inc., which was applied as a recovery of prior period product development costs.

We expect product development expenses to increase as a percentage of revenue in 2010 due to our continuing plans to develop new products and expand the LoJack technology to other applications.

Sales and Marketing

As a percentage of total revenue, sales and marketing expenses were 23%, 23% and 20% in 2009, 2008 and 2007, respectively. Sales and marketing expenses decreased $13,351,000 in 2009 as compared to 2008 and decreased $782,000 in 2008 as compared to 2007.

The decrease in 2009 as compared to 2008 was attributable to:

•	Decreased personnel related costs of $5,167,000 based upon a reduction in the workforce and decreased incentive compensation as a result of lower sales volumes;

•	Decreased travel and entertainment costs of $856,000; and

•

Decreased advertising expenses of $6,202,000 as a result of expenses incurred in conjunction with the rollout of our cable television advertising campaign in 2008 with no comparable expenses incurred in 2009 due to management’s decision to reduce the advertising budget.

The decrease in 2008 as compared to 2007 was attributable to:

•	Decreased marketing expenses of $613,000 related to our Boomerang product line, which were higher in 2007 as a result of the analog to digital conversion efforts;

•	Decreased trade marketing, direct mail and promotions expenses of $80,000;

•	Decreased travel and entertainment costs of $584,000; offset by

•	Increased advertising expenses of $511,000 incurred in conjunction with the rollout of our cable television advertising campaign.

We expect sales and marketing expenses as a percentage of revenue to increase slightly in 2010 to support our planned investment in personnel, continued advertising, expansion at LoJack Italia and marketing initiatives related to LoJack SafetyNet.

General and Administrative

As a percentage of total revenue, general and administrative expenses were 27%, 17% and 14% in 2009, 2008 and 2007, respectively. General and administrative expenses increased by $2,843,000 in 2009 as compared to 2008 and increased $1,588,000 in 2008 as compared to 2007.

The increase in 2009 as compared to 2008 was attributable to:

•	Increased general and administrative expenses of $1,859,000 attributable to a full year of expenses for LoJack SafetyNet and SCI as compared to a partial year of expenses in 2008;

•	Increased legal expenses of $3,057,000, attributable to increased costs related to the arbitration related to the termination of our licensee in China; offset by

•	Decreased general and administrative costs of $1,636,000 at Boomerang resulting from the workforce reductions which took place in the fourth quarter of 2008 and the first quarter of 2009.

The increase in 2008 as compared to 2007 was attributable to:

•

Increased general and administrative expenses of $1,404,000 related to the addition of the operations of LoJack SafetyNet, in April 2008, and SCI, as a result of the consolidation of their operations beginning in August 2008, for which there are no comparable expenses in 2007;

•	Increased accounting and tax consulting services of $435,000;

•	Increased legal expenses of $350,000, attributable to increased costs related to the arbitration related to the termination of our licensee in China; offset by

•

Decreased personnel-related costs, including salaries, benefits, recruiting, contract labor and consulting costs of $450,000 primarily due to the reversal of performance based stock compensation expense due to the expectation that the vesting requirements will not be met.

General and administrative expenses as a percentage of revenue in 2010 are expected to decline as compared to 2009 since 2009 contained several one-time, non-recurring expenses.

Legal Settlement

LoJack Ireland and its former China licensee, Kington Holdings Limited, were involved in an arbitration proceeding relating to the termination of the license agreement between the parties. The matter was arbitrated in Boston, Massachusetts in February 2009 and on March 17, 2009, the Arbitrator issued a Partial Final Award. The Arbitrator determined that LoJack Ireland improperly terminated the license agreement and that LoJack Ireland breached the license agreement.

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

On September 22, 2009, in resolution of all of the aforementioned litigation and arbitration between the parties, LoJack Corporation, LoJack Ireland, and certain of their affiliates and Kington and certain of its affiliates, entered into a Release and Settlement Agreement, or the Settlement Agreement, providing for a settlement and release of all disputes and claims. Pursuant to the terms of the Settlement Agreement, the parties agreed to release any and all claims and disputes, pending or potential, based on any event or matters occurring on or before the effectiveness of the releases, including those related to or arising out of the agreements among the parties and the matters that were the subject of the pending litigation and Arbitration. In consideration of the release and settlement, LoJack Corporation and LoJack Ireland paid a total of $18,250,000 in cash to Kington on September 25, 2009 upon satisfaction of the conditions specified in the Settlement Agreement, including the return to the Company of the LoJack infrastructure purchased by Kington and the dismissal with prejudice of all pending litigation and the Arbitration among the parties. LoJack Corporation also discharged the remaining outstanding balance of approximately $950,000 owed to LoJack Corporation under the separate notes and loan agreements between the parties, a majority of which had been written off in prior periods.

Depreciation and Amortization

As a percentage of total revenue, depreciation and amortization expense was 6%, 4% and 3% in 2009, 2008 and 2007, respectively.

Depreciation and amortization expense increased by $644,000, or 9%, in 2009 as compared to 2008 while depreciation and amortization expense decreased by $79,000, or 1%, in 2008 as compared to 2007. The increase in 2009 was driven by an adjustment to depreciation of approximately $750,000 associated with software development and other equipment placed into service in prior years, offset by a decrease in depreciation caused by assets that are still in use becoming fully depreciated in the current year.

Depreciation and amortization expense as a percentage of revenue in 2010 is expected to remain consistent with 2009.

Impairment of Intangible Assets and Goodwill

We have adopted an annual measurement date of October 31 for Boomerang, and November 30 for SCI and LoJack SafetyNet. Tests for impairment are also performed on an interim basis if there are triggering events identified. On each measurement date the carrying value of the reporting unit is compared to its estimated fair value, and an impairment charge is measured based upon the excess of the carrying value of goodwill over the implied fair value if impairment is indicated. For the years ended December 31, 2009 and 2008 we recognized an impairment charge relating to goodwill of $13,627,000 and $36,830,000, respectively, related to our Boomerang reporting unit within the North America segment. There was no goodwill impairment recognized in the year ended December 31, 2007.

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

In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. For the years ended December 31, 2009, 2008 and 2007 we recognized impairment charges relating to other intangible assets of $411,000, $1,260,000 and $3,298,000, respectively, at our Boomerang reporting unit within the North America segment.

Other Income (Expense)

The following table presents our other income and expenses (dollars in thousands):

				Percentage Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Interest income	$1,038	$2,084	$2,866	(50)%	(27)%
Interest expense	(524)	(1,243)	(1,249)	(58)	—
Equity loss in affiliate	—	(1,205)	(980)	(100)	23
Other income (loss)	619	(4,619)	1,842	(113)	(351)

Total other income (expense)	$1,133	$(4,983)	$2,479	(123)%	(301)%

Other income (expense) for 2009 increased by $6,116,000 as compared to 2008. This increase is attributable to the following:

•	Decreased interest income of $1,046,000, due to the decrease in our average cash balance versus the prior year, and a decrease in short-term interest rates; offset by

•	Decreased interest expense of $719,000, due to the decrease in our average debt balance versus the prior year;

•	Decreased equity loss in affiliate of $1,205,000 as a result of the consolidation of SCI’s results for the full year in 2009 as compared to five months in 2008; and

•

Decreased other loss of $5,238,000 which was primarily due to: (i) a $1,406,000 increase in gains related to valuing foreign currency and foreign currency transactions (primarily the Euro); (ii) a $3,952,000 decrease in losses associated with marketable securities, primarily related to a $1,958,000 other-than-temporary impairment of our investment in our French licensee and a $1,663,000 increase in realized gains associated with the valuation and exercise of Absolute warrants; and (iii) a $120,000 decrease in dividends and other items.

Other income (expense) for 2008 decreased by $7,462,000 as compared to 2007. This decrease is attributable to the following:

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

Interest income may be lower in 2010 as we may use existing cash resources to support our operations given the current economic environment, in addition to making an additional investment in international expansion and acquisitions.

(Benefit) Provision for Income Taxes

During 2009, there were certain events which impacted the effective tax rate. These events included the impairment of goodwill and intangible assets as well as the legal settlement mentioned above.

The provision for income taxes decreased by $8,574,000 for the year ended December 31, 2009, as compared to 2008. The decrease was in part the result of an $11,167,000 reduction in pre-tax income. The increase in the effective tax rate to 18% from (2)% one year ago is primarily the result of a total tax benefit recorded this year on a pre-tax loss versus a total tax expense on a pre-tax loss from the previous year. A significant part of this year’s tax benefit is related to the legal settlement payments, which also contributes to the increase in the rate. Excluding the impairment charges, the legal settlement payments, and other discrete items, our effective combined rate increased to 26% in 2009 from 18% in 2008, in part due to the mix of our earnings or losses in the United States and foreign jurisdictions and the varying tax rates in each locale. We expect our effective tax rate for 2010 to be between 20% and 25% based on the expected distribution of domestic and international pre-tax income.

The provision for income taxes decreased by $10,538,000, or 93%, for the year ended December 31, 2008, as compared to 2007. The decrease was the result of a $64,632,000 reduction in pre-tax income due to the factors noted above. The decrease in the effective tax rate in the current year to (2)% from 35% one year ago is primarily the result of the impairment charge noted above and certain foreign losses that could not be benefited. Excluding the impairment charge and the other discrete items, our effective combined rate decreased to 18% in 2008 from 36% in 2007, which reflects the distribution of our earnings in foreign jurisdictions where we enjoy lower tax rates.

Net Income Attributable to LoJack Corporation and Earnings Per Share

As a result of the foregoing, for the years ended December 31, 2009, 2008 and 2007, net (loss) income attributable to LoJack Corporation and fully diluted (loss) earnings per share were as follows (dollars in thousands, except for per share amounts):

				Percentage Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net (loss) income attributable to LoJack Corporation	$(34,661)	$(32,530)	$21,405	7%	(252)%
Diluted (loss) earnings per share attributable to LoJack Corporation	$(2.02)	$(1.88)	$1.13	7%	(266)%
Weighted average shares—diluted	17,170,492	17,301,390	18,933,532	(1)%	(9)%

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity is primarily contingent on continued customer demand for our products and services and continuing our existing relationships with automobile dealers, insurance companies, international licensees and certain law enforcement agencies. In response to trends in the automotive industry, we developed and in the fourth quarter of 2009 we launched our next generation product which enables us to further expedite installations and provide the opportunity for installation of the LoJack Units in a greater number of locations within a vehicle. We believe that we will be able to keep pace with required technological changes in our products and expect that our sales and marketing initiatives will continue to drive demand.

On December 29, 2009, we entered into a multicurrency revolving credit agreement, or the Credit Agreement, with RBS Citizens, N.A., as a Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank, to replace the Company’s prior multicurrency credit agreement. The Credit Agreement provides for a multicurrency revolving credit facility in the maximum amount of USD $30,000,000, subject to borrowing base limitations, (or its equivalent in alternate currencies). We have the right to increase the aggregate amount available to be borrowed under the USD $30,000,000 multicurrency facility up to USD $50,000,000, subject to certain conditions, including consent of the lenders. At December 31, 2009, based upon the borrowing base calculation we had borrowing availability of $1,661,000.

The outstanding borrowings under the Credit Agreement totaled CAD $14,036,000 (equivalent to USD $13,375,000) as of December 31, 2009. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of December 31, 2009 was 3.55%.

The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends is permitted and is limited only to the extent such payments affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the facility. At December 31, 2009, we were in compliance with all of the covenants.

The Credit Agreement terminates on December 29, 2011, at which point all amounts outstanding under the revolving credit facility are due. This Credit Agreement is guaranteed by our United States subsidiaries and certain Canadian subsidiaries and it is secured by all United States assets, including our intellectual property and a pledge of 100% of the stock of Boomerang Tracking Inc. and 65% of the capital stock of LoJack Ireland.

In connection with the Credit Agreement described above, effective as of December 29, 2009, our multicurrency credit and term loan agreement dated as of July 20, 2007, terminated.

In recent years, we have made no attempt to raise capital from external sources nor do we have any credit rated debt outstanding. Therefore, it is difficult to predict whether any efforts to raise capital would be successful. Furthermore, we believe our ability to raise such funds may be limited due to the condition of the automotive industry and the United States economy as a whole. If additional equity securities were to be issued, shareholder value would be diluted and the new equity securities may have rights, preferences or privileges senior to those of our common stock.

On February 15, 2008 our Board of Directors authorized 1,000,000 shares to our repurchase program for a 10b5-1 Plan and additionally renewed the remaining management discretion authority to repurchase 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. For the years ended December 31, 2009, 2008 and 2007 we repurchased 8,816, 1,318,222, and 1,104,819 shares of common stock at an average price per share of $4.02, $10.83 and $18.85, respectively. We did not repurchase any shares in 2009, with the exception of shares acquired from our employees or directors in accordance with our 2008 Stock Incentive Plan as a result of share withholdings to pay income tax related to the lapse of restrictions on restricted stock. Due to the current capital market environment, we do not expect to repurchase any stock in 2010.

We plan to continue to improve and expand our infrastructure, invest in our recent acquisitions and explore opportunities in international markets, including the potential for strategic partnerships or acquisitions, alliances and/or equity investments.

We have commercial operations in Italy through LoJack Italia which began in 2005. We estimate that the development of the LoJack Italia business will require an additional investment of approximately $4,000,000 to $8,000,000 over the next two to three years. Based on our experience with current international licensees, we believe that LoJack Italia will generate long-term profitability and value after the investment period. This investment is part of our strategy to own a controlling interest in select international markets that present a significant long-term financial growth opportunity.

We expect the initiative to own and operate the Italian stolen vehicle recovery network, expand the LoJack SafetyNet brand in the United States and Canada, fund Boomerang’s operating cash deficit, combined with our longer term international investment requirements and domestic expansion, to be funded using existing cash, cash flows from operations and, if needed, our existing credit facility.

We intend to continue to improve upon our existing technologies, develop new technologies and may introduce new products that leverage our strong brand recognition, proven technology and understanding of the process of stolen vehicle recovery. In August 2008, the FCC granted us a Rule and Order in response to our petition to use our existing frequency, which was previously limited to stolen vehicle recovery, for the tracking and recovery of people at risk, people of interest to law enforcement, cargo and hazardous materials. This ruling enables us to leverage our technical infrastructure and extend our integration with law enforcement beyond stolen vehicles to include the other diverse applications. This Rule and Order complements our efforts to diversify the LoJack business, including the introduction of LoJack SafetyNet and our initiative in the cargo space, through our investment in SCI. We are in the process of complying with FCC regulations to change our network from wideband to narrowband. The federal government’s move from wide to narrowband channels requires us to make changes to our existing infrastructure that also will accelerate the timetable for the transition to a nationwide mobile asset recovery system. We plan to expand into additional markets as they become economically feasible.

Over the next four years, we expect to spend between $17,000,000 and $21,200,000 on new product development and between $14,000,000 and $17,600,000 on capital expenditures to support these plans. These funds are expected to be allocated as follows: $16,000,000 to $18,800,000 for enhancement to LoJack’s core tracking and recovery technology; $5,000,000 to $7,200,000 in product and technology enhancements for our LoJack SafetyNet and cargo initiatives; and $10,000,000 to $12,800,000 for maintenance and enhancements to our internal systems and technology infrastructure. We expect to fund the product development and capital expenditures out of working capital.

We expect capital expenditures for 2010 to be between $4,400,000 and $5,700,000, which we expect to fund out of our existing working capital, which was $58,766,000 and included $36,490,000 of cash as of December 31, 2009. Non-discretionary capital expenditures budgeted in 2010 include: $500,000 to $630,000 for enhancement of our core tracking and recovery technology; $600,000 to $715,000 for development of our next generation LoJack SafetyNet technology; and $1,400,000 to $1,700,000 for enhancements to our internal systems and technology infrastructure. Discretionary expenditures for 2010, which could be delayed to a future period, include $1,900,000 to $2,700,000 for additional hardware infrastructure and system upgrades. However, we currently have no plans to delay these projects or reduce these spending levels.

If we pursue significant opportunities in domestic and international markets, we may be required to find additional sources of capital. We believe the sources available to us will be adequate for the next twelve months and on a long-term basis. We plan to fund our existing operations, including capital expenditures, using existing cash, cash flows from operations and, if needed, the existing borrowing facilities discussed above.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Year Ended December 31,
	2009	2008
Cash (used for) provided by:
Operating activities	$(6,494)	$7,437
Investing activities	(2,016)	3,535
Financing activities	(13,114)	(10,164)
Effect of exchange rate changes on cash	226	524

(Decrease) Increase in cash and cash equivalents	$(21,398)	$1,332

Operating activities used $6,494,000 of cash during the year ended December 31, 2009, as compared to providing $7,437,000 of cash during the same period in 2008. This $13,931,000 change was due to a decrease of $29,815,000 in net income after non-cash reconciling items and a $15,884,000 increase in cash flows from working capital. The change in cash provided by operations to cash used in operations was significantly impacted by the $18,250,000 legal settlement paid in September 2009.

Investing activities used cash of $2,016,000 during the year ended December 31, 2009, as compared to providing $3,535,000 of cash during the same period in 2008. This $5,551,000 change was primarily due to a decrease in the net proceeds from our marketable securities activity of $6,932,000; offset by a decrease in capital expenditures of $1,418,000.

Cash used for financing activities increased by $2,950,000 during the year ended December 31, 2009, as compared to the same period in 2008. The increase in cash used for financing activities was due primarily to a $998,000 decrease in the stock option exercises and employee stock purchase plan activity; and a decrease in net cash provided by borrowing activities of $16,487,000. These increases were offset by a $14,243,000 decrease in repurchase activity under the 2006 Stock Repurchase Plan.

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

CONTRACTUAL OBLIGATIONS

We have fixed contractual obligations under various operating lease agreements relating to our office locations, computer and office equipment, vehicles and tower infrastructure locations. Other contractual obligations include long-term debt and non-cancelable inventory purchase commitments. Contractual obligations and commercial commitments existing at December 31, 2009 were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt obligations (1)	$13,375	$—	$13,375	$—	$—
Interest on long term debt obligations (2)	1,444	481	963	—	—
Operating lease obligations	20,621	4,701	6,517	3,201	6,202
Purchase obligations	18,545	18,545	—	—	—
Uncertain tax positions (3)	—	—	—	—	—

Total	$53,985	$23,727	$20,855	$3,201	$6,202

(1)	This debt is denominated in Canadian dollars and the maturities have been presented at the exchange rate for U.S. dollars prevailing at December 31, 2009.
(2)	Borrowings under the term loan bear interest at a variable rate, adjustable quarterly, at our option, at either the Canadian base rate or a Euro-currency denominated rate, or Canadian LIBOR. Interest has been calculated assuming the interest rate prevailing as of December 31, 2009, which was 3.55%.
(3)	As of December 31, 2009 we had $2,314,000 of non-current liabilities for uncertain tax positions. We are not able to provide a reasonable estimate of the timing of future payments relating to these obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

WARNING REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 and federal securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information we provide or statements made by our employees may contain “forward-looking” information, which involves risk and uncertainty. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our markets and customers, our objectives and plans for future operations and products and our expected liquidity and capital resources). Forward looking statements can often be identified by words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “would”, “could”, “potential”, “continue”, “ongoing”, or similar expressions and variations or negatives of these words. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Risk factors that may cause such differences are described in Item 1A—Risk Factors.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have limited exposure to market risk due to the nature of our financial instruments. Our financial instruments at December 31, 2009 consisted of cash equivalents, short-term investments, accounts receivable, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities. The fair value of these financial instruments as of December 31, 2009, approximated their carrying values. Our marketable securities consist of Absolute common stock that is carried at fair value in the financial statements.

Our primary market risk exposures relate to interest rate risk, foreign currency exchange rate risk and market value risk relating to the common stock price of Absolute. Significant changes in the market price of Absolute’s common stock could result in significant changes in revenue and other income (expense). Based on the 200,000 Absolute warrants outstanding and 366,500 shares held as of December 31, 2009, a $1.00 change in the market price of Absolute’s common stock would result in a $428,000 increase/decrease in the fair value of the warrants and the shares.

Interest rate exposure relates primarily to the effect of interest rate changes on amounts outstanding under our Credit Agreement for which there was CAD$14,036,000 (equivalent to USD $13,375,000) of borrowings outstanding as of December 31, 2009. Based on the outstanding borrowings under the agreement at December 31, 2009, a 1% increase in the interest rate would result in an additional $134,000 of annual interest expense.

Accounts for subsidiaries whose functional currency is not the U.S. dollar are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the statement of operations. Historically, we have had minimal foreign currency exposure as most transactions with customers and vendors are denominated in U.S. dollars. We manage future foreign exchange exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge cost effective. During the first quarter of 2009, we entered into two forward contracts to purchase Euros as part of our strategy to hedge our corporate tax exposure, which is denominated in Euros, at our Irish subsidiary. These contracts expired on June 8, 2009 and we recognized a currency transaction gain of $49,000 which is included in other income on our statement of operations for the year ended December 31, 2009. As of December 31, 2009, we had no derivative contracts outstanding.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LoJack Corporation

Westwood, Massachusetts:

We have audited the accompanying consolidated balance sheets of LoJack Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 16, 2010

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,490	$57,888
Restricted cash	603	—
Marketable securities at fair value	1,834	4,236
Accounts receivable—Net	34,216	42,978
Inventories	10,665	14,655
Prepaid expenses and other	3,136	4,420
Prepaid and receivable income taxes	9,076	3,606
Deferred income taxes	6,653	6,330

Total current assets	102,673	134,113
PROPERTY AND EQUIPMENT—NET	18,985	21,741
DEFERRED INCOME TAXES	8,824	9,544
INTANGIBLE ASSETS—NET	674	1,474
GOODWILL	1,717	14,599
OTHER ASSETS—NET	14,617	14,405

TOTAL	$147,490	$195,876

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$—	$2,419
Accounts payable	7,236	6,573
Accrued and other liabilities	9,253	7,035
Current portion of deferred revenue	24,416	24,229
Accrued compensation	3,002	7,116

Total current liabilities	43,907	47,372
LONG TERM DEBT	13,375	21,263
DEFERRED REVENUE	33,467	38,979
DEFERRED INCOME TAXES	—	252
OTHER ACCRUED LIABILITIES	2,314	1,496
ACCRUED COMPENSATION	2,493	2,200

Total liabilities	95,556	111,562

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 11)

EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding, 18,359,738 at December 31, 2009 and 17,447,449 at December 31, 2008	183	174
Additional paid-in capital	18,072	14,833
Accumulated other comprehensive income	7,531	8,169
Retained earnings	25,997	60,658

Total LoJack Corporation equity	51,783	83,834
Noncontrolling interest in subsidiary	151	480

Total equity	51,934	84,314

TOTAL	$147,490	$195,876

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenue	$135,013	$198,679	$222,749
Cost of goods sold	64,096	94,517	98,625

Gross profit	70,917	104,162	124,124

Costs and expenses:
Product development	6,994	7,290	5,601
Sales and marketing	31,529	44,880	45,662
General and administrative	36,435	33,592	32,004
Legal settlement	18,250	—	—
Depreciation and amortization	7,857	7,213	7,292
Impairment of intangible assets and goodwill	14,038	38,090	3,298

Total	115,103	131,065	93,857

Operating (loss) income	(44,186)	(26,903)	30,267

Other income (expense):
Interest income	1,038	2,084	2,866
Interest expense	(524)	(1,243)	(1,249)
Equity loss in affiliate	—	(1,205)	(980)
Other, net	619	(4,619)	1,842

Total	1,133	(4,983)	2,479

(Loss) income before (benefit) provision for income taxes and net loss of noncontrolling interest	(43,053)	(31,886)	32,746
(Benefit) provision for income taxes	(7,771)	803	11,341

Net (loss) income	(35,282)	(32,689)	21,405
Less: Net loss attributable to the noncontrolling interest	(621)	(159)	—

Net (loss) income attributable to LoJack Corporation	$(34,661)	$(32,530)	$21,405

(Loss) earnings per share attributable to LoJack Corporation
Basic	$(2.02)	$(1.88)	$1.17

Diluted	$(2.02)	$(1.88)	$1.13

Weighted average shares:
Basic	17,170,492	17,301,390	18,321,826

Diluted	17,170,492	17,301,390	18,933,532

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(in thousands, except share amounts)

	LoJack Corporation Equity						Noncontrolling Interest in Subsidiary	Total Equity	Comprehensive Income (Loss)
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance, January 1, 2007	18,577,105	$186	$33,719	$2,433	$73,662	$110,000		$110,000
Comprehensive income:
Net income					21,405	21,405		21,405	$21,405
Unrealized gain on marketable securities, net of tax				1,124		1,124		1,124	1,124
Foreign currency translation				5,622		5,622		5,622	5,622

Total comprehensive income									$28,151

Effect of adoption of accounting for uncertain tax positions					(1,879)	(1,879)		(1,879)
Exercise of stock options	611,938	6	4,893			4,899		4,899
Issuance of shares under employee stock purchase plan	97,599	1	1,337			1,338		1,338
Repurchase of common stock	(1,104,819)	(11)	(20,833)			(20,844)		(20,844)
Restricted stock grants, net of forfeitures	135,072	1				1		1
Compensation expense associated with stock based compensation			3,830			3,830		3,830
Tax benefit of employee stock option exercises			2,836			2,836		2,836

Balance, December 31, 2007	18,316,895	183	25,782	9,179	93,188	128,332		128,332
Noncontrolling interest related to acquisition of SCI							639	639
Comprehensive loss:
Net loss					(32,530)	(32,530)	(159)	(32,689)	$(32,689)
Foreign currency translation				(1,010)		(1,010)		(1,010)	(1,010)

Total comprehensive loss									(33,699)

Less: Comprehensive loss attributable to noncontrolling interest									(159)

Comprehensive loss attributable to LoJack Corporation									$(33,540)

Exercise of stock options	10,511	—	118			118		118
Issuance of shares under employee stock purchase plan	240,049	2	1,234			1,236		1,236
Repurchase of common stock	(1,318,222)	(13)	(14,265)			(14,278)		(14,278)
Restricted stock grants, net of forfeitures	198,216	2				2		2
Compensation expense associated with stock based compensation			2,322			2,322		2,322
Tax deficiency of employee stock option exercises			(358)			(358)		(358)

Balance, December 31, 2008	17,447,449	$174	$14,833	$8,169	$60,658	$83,834	$480	$84,314

	LoJack Corporation Equity						Noncontrolling Interest in Subsidiary	Total Equity	Comprehensive Income (Loss)
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Comprehensive loss:
Net loss					(34,661)	(34,661)	(621)	(35,282)	$(35,282)
Unrealized gain on marketable securities, net of tax				360		360		360	360
Foreign currency translation				(998)		(998)		(998)	(998)

Total comprehensive loss									(35,920)

Less: Comprehensive loss attributable to noncontrolling interest									(621)

Comprehensive loss attributable to LoJack Corporation									$(35,299)

Exercise of stock options	380	—	—			—		—
Issuance of shares under employee stock purchase plan	123,617	1	355			356		356
Repurchase of common stock	(8,816)	—	(35)			(35)		(35)
Restricted stock grants, net of forfeitures	797,108	8	(8)			—		—
Compensation expense associated with stock based compensation			3,086			3,086		3,086
Tax deficiency of employee stock lapses			(159)			(159)		(159)
Equity investment of noncontrolling interest							292	292

Balance, December 31, 2009	18,359,738	$183	$18,072	$7,531	$25,997	$51,783	$151	$51,934

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(35,282)	$(32,689)	$21,405
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Non cash revenue from warrants	(879)	997	(2,342)
Stock-based compensation	3,086	2,322	3,830
Depreciation and amortization	8,797	8,625	7,870
Impairment of intangible assets and goodwill	14,038	38,090	3,298
Allowance for doubtful accounts	1,322	964	759
Deferred income taxes	(85)	(1,956)	(4,089)
Gain on disposal of property and equipment	10	(3)	(180)
(Gain) loss on marketable securities	(70)	3,197	(245)
Tax benefit related to stock option exercises	—	—	1,604
Equity loss in affiliate	—	1,205	980
Increase (decrease) in cash from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	9,657	(4,765)	(3,538)
Inventories	4,475	(507)	1,846
Prepaid expenses and other	1,622	(1,247)	577
Prepaid income taxes	(5,609)	(3,556)	2,068
Other assets	(763)	(684)	186
Accounts payable	496	(1,060)	966
Accrued and other liabilities	(1,572)	(2,189)	1,593
Deferred revenue, net of deferred costs	(5,737)	693	1,887

Net cash (used for) provided by operating activities	(6,494)	7,437	38,475

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(5,278)	(6,696)	(8,092)
Purchase of marketable securities	(186)	(2,111)	(37,202)
Proceeds from sale of marketable securities	4,051	12,908	47,722
Purchase of businesses, net of cash acquired	—	(618)	—
Other	—	52	180
Investment in restricted cash	(603)	—	—

Net cash (used for) provided by investing activities	(2,016)	3,535	2,608

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	—	118	4,898
Issuance of shares under employee stock purchase plan	356	1,236	1,338
Excess tax benefit related to stock option plan	—	—	1,235
Repayment of debt and short-term borrowings	(29,157)	(1,591)	(25,546)
Repurchase of common stock	(35)	(14,278)	(20,844)
Proceeds from debt and short-term borrowings	15,702	4,351	29,346
Investment of noncontrolling interest into SCI	292	—	—
Payment of debt issuance costs	(272)	—	—

Net cash used for financing activities	(13,114)	(10,164)	(9,573)

Effect of exchange rate changes on cash and cash equivalents	226	524	1,010

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,398)	1,332	32,520
BEGINNING CASH AND CASH EQUIVALENTS	57,888	56,556	24,036

ENDING CASH AND CASH EQUIVALENTS	$36,490	$57,888	$56,556

Supplemental cash flow information:
Income taxes paid	$1,117	$7,106	$8,224
Interest paid	$524	$1,243	$1,249

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company—LoJack Corporation and subsidiaries, or “LoJack”, “we”, “our”, or “the Company”, is a global provider of technology products and services for the tracking and recovery or rescue of valuable mobile assets and people at risk of wandering. Our proprietary technology, wireless network and integration with law enforcement agencies provide a means for the tracking and recovery of stolen vehicles, motorcycles, construction equipment, cargo, laptops and people at risk. Our headquarters are located in Westwood, Massachusetts and as of December 31, 2009 we have operations in 27 states and the District of Columbia in the United States and 32 countries and territories.

Summary of Significant Accounting Policies

Principles of Consolidation— The consolidated financial statements include the accounts of LoJack, our wholly-owned subsidiaries and our majority interest in SC-Integrity Inc., or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates—Preparing financial statements in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Deferred Revenue—We recognize revenue principally on four types of transactions—sales of products, subscriber fees for service contracts, extended warranty sales, licensing and royalty fees. In accordance with the guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin, SAB No. 104, Revenue Recognition, or SAB No. 104, revenue is recognized when all of the following are met: (i) persuasive evidence of an arrangement exists, (ii) title and risk of loss have passed, (iii) delivery has occurred or the services have been rendered, (iv) the sales price is fixed or determinable and (v) collection is reasonably assured.

We generally recognize revenue on product sales with no continuing obligations upon installation. Revenue relating to sales to our third party installation partners, who purchase our products and perform installations themselves, is recognized upon shipment, which is prior to the installation of the related products in the consumer’s vehicle. Revenue from the sales of products and components of the LoJack System to international licensees is recognized upon shipment to the licensee or when payment becomes reasonably assured.

Revenue relating to the sale of the LoJack Early Warning® Recovery System product, or LoJack Early Warning, is recognized over a period of the estimated life of new vehicle ownership, which we estimate to be approximately five years.

Revenue relating to the sale of service contracts is recognized over the life of the contract. The purchase of an initial service contract is a requirement at the time the consumer purchases a Boomerang Unit. In instances where we sell these service contracts with a Boomerang Unit, we recognize revenue related to the combined sale under the residual method. Under this method revenue equal to the fair value of the services is deferred and recognized over the contract period with any remaining revenue being allocated to the Boomerang Unit and recognized upon installation. We separately sell the services to our customers. The term of service contracts offered ranges from 12 to 60 months and are payable in full upon activation of the related unit or renewal of a previous service contract.

We offer several types of contractual extended warranties. For those warranties for which an independent third party insurer, and not LoJack, is the primary obligor, we recognize payments for these contracts in revenue at the time of sale. For those warranty products to which we are the primary obligor, revenue is deferred and is recognized over the term of the warranties, determined to be equivalent to the estimated life of vehicle ownership, which we estimate to be five years. Subsequent to January 1, 2007 we are no longer the primary obligor for our vehicle warranty products with the exception of the extended recovery warranty. Incremental costs directly related to the provision of such warranties are deferred and charged to expense ratably as the revenue is recognized. Any remaining warranty costs relating to actual claims are expensed as incurred.

We recognize license fees to our international licensees in revenue over the term of the license (typically ten years) and we recognize royalty revenue when earned or when payment is reasonably assured, whichever is later. (Also see Note 6 for a discussion of the license income related to Absolute Software).

Revenue relating to SCI and LoJack SafetyNet consist of the sale of tracking devices and subscription fees. Sales of units are recognized upon shipment and subscription fees are recognized over the life of the contractual agreement which can range from 12 to 24 months.

Any revenue that has been deferred and is expected to be recognized beyond one year is classified as long-term deferred revenue.

Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.

Advertising Expenses—Advertising costs, which include the placement of advertisements, third party media consulting firm fees, trade shows and promotional literature, are expensed as incurred and are classified under sales and marketing expense. Advertising expenses for the years ended December 31, 2009, 2008 and 2007, were $4,481,000, $11,187,000 and $11,686,000, respectively.

Warranty Costs—We provide for the estimated costs associated with fulfilling our warranty related obligations based primarily on our historical experience of the cost of fulfilling our warranty obligations. The estimated provision for accrued warranty costs is included in the consolidated balance sheet within accrued and other liabilities. Warranty coverage is provided on both our LoJack Units and Boomerang Units. We warrant to consumers that LoJack Units and Boomerang Units will be free from defects in material or workmanship for a period of two years from the date of installation. We also warrant to purchasers of the LoJack Unit that if a LoJack Unit equipped vehicle is stolen in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time that the theft is reported to the police, we will pay the consumer an amount equal to the full purchase price of the LoJack Unit up to a maximum of $695 (up to $995 if the consumer has purchased LoJack Early Warning). We warrant to purchasers of the Boomerang Units that if the Boomerang equipped vehicle is stolen and not recovered within 60 days of the reported theft, we will pay the consumer an amount equal to the full purchase price of the unit and the service fees, up to a maximum of CAD$1,000 for the Boomerang Unit and CAD$2,000 for the Boomerang Unit with automatic theft notification. For the BoomerangXpress Units, we will offer the consumer a new unit, including installation, free of charge.

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

A rollforward of the activity of the warranty reserve is as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Balance at beginning of year	$769	$718	$575
Additions charged to cost and expense	1,107	760	793
Warranty claims	(882)	(709)	(650)

Balance at end of year	$994	$769	$718

Cash and Cash Equivalents—We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. We periodically maintain bank balances which exceed the federally insured limit. We routinely assess the financial strength of our depository banks and believe we had no significant exposure to credit risks as of December 31, 2009.

Marketable Securities—All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. We determine the classification at the time of purchase.

Our investment in our French licensee, in the form of a publicly traded common stock, is accounted for as an available-for-sale security and is valued at the quoted closing price on its market exchange as of the reporting date. Included in other income (expense) for the years ended December 31, 2009 and 2008 are other-than-temporary impairment charges of $308,000 and $1,958,000, respectively. These impairment charges were recorded because the fair value of our investment in the licensee fell below our recorded cost for an extended period of time. No realized gains or losses were recorded for the year ended December 31, 2007. Our investment in our French licensee is reported as a long-term asset on our consolidated balance sheet. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. We follow the specific identification method in determining the cost basis in computing realized gains and losses on the sale of available-for-sale securities. Realized gains and losses on available-for-sale securities are included in other income (expense).

The investments of the deferred compensation plan are included in other assets at fair value. Investments related to the deferred compensation plan are classified as trading securities and reported at fair value with unrealized gains and losses included in other (expense) income in the consolidated statements of operations. Compensation expense related to the deferred compensation plan is included in general and administrative expenses. Our investment in the deferred compensation plan is reported as a long-term asset on our consolidated balance sheet.

At December 31, 2009 and 2008, we held 366,500 and 166,500 shares of Absolute common stock, respectively. We acquired these shares upon the exercise of the Absolute warrants in September 2009 and July 2008, respectively. The fair market value of these shares at December 31, 2009 and 2008 was $1,834,000 and $451,000 and is accounted for as a trading security classified within marketable securities in the balance sheet as of December 31, 2009 and 2008.

Accounts Receivable—We maintain an allowance for doubtful accounts based on an assessment of collectability of all outstanding receivables. We make this assessment by evaluating the creditworthiness of our customers, historical trends and economic circumstances. A rollforward of the activity of the allowance for doubtful accounts is as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Balance at beginning of year	$1,950	$1,388	$951
Additions charged to cost and expense	1,322	964	759
Accounts written off, net of recoveries	(888)	(402)	(322)

Balance at end of year	$2,384	$1,950	$1,388

Customer Concentration—Accounts receivable in the United States are due principally from automobile dealers that are geographically dispersed. Accounts receivable in Canada consist of payments due from our dealer channel and corporate accounts. International accounts receivable are principally due from international licensees. As of December 31, 2009, two international licensees accounted for 27% and 22% of accounts receivable. As of December 31, 2008, two international licensees accounted for 32% and 20% of accounts receivable. For the years ended December 31, 2009 and 2008, one international licensee accounted for 11% of revenue. For the year ended December 31, 2007, no customer accounted for more than 10% of revenue. When possible, payment for our products from international licensees is supported by the purchase of private trade-credit insurance paid for by the licensee.

At December 31, 2009, one of our longstanding international licensees accounted for 27% of our total accounts receivable balance. A significant portion of the aforementioned receivable balance was past due. We are in constant communication with the licensee and they have indicated that they wish to purchase a significant amount of product from us in 2010. Prior to our shipping product to them, we will require a satisfactory payment plan to address the past due balance. We have credit insurance for approximately 80% of the licensee’s accounts receivable balance. Management believes that a satisfactory payment plan will be established to address the past due balances and that no significant bad debt expenses beyond the reserves established will be required, however if this licensee were unable to pay the receivable balance we could incur a significant bad debt charge as well as the loss of future revenue from this licensee.

Inventories—Inventories are stated at the lower of cost or market value using the first-in, first-out method.

Property and Equipment—Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as detailed below:

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

Internal Software Development Costs—We capitalize internal software development costs associated with software developed for internal use. Capitalized internal software development costs are amortized over the period of economic benefit, generally between three and five years. For the years ended December 31, 2009 and 2008, capitalized software included in property and equipment totaled $4,077,000 and $3,835,000, net of accumulated amortization of $9,230,000 and $6,602,000, respectively. For the years ended December 31, 2009, 2008, and 2007, we capitalized $2,277,000, $2,911,000 and $1,581,000, respectively. For the years ended December 31, 2009, 2008 and 2007, $2,206,000, $2,707,000 and $1,449,000, respectively, of amortization expense was recorded for these capitalized internal software costs. Additions to internal software development costs are included in expenditures for property and equipment in the consolidated statements of cash flows.

Cost-Basis Investments—We have made investments in some of our international licensees. These investments to date have resulted in ownership of less than 20% of any one licensee. Unless the shares are marketable securities, these investments are accounted for using the cost method of accounting. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings, additional investments made and other ownership changes. We have not recorded any gains or losses on these investments in the years ended December 31, 2009, 2008 and 2007. (Also See Note 6).

Equity Investments— We have a 60% interest in SCI, a Texas based company which provides comprehensive solutions for cargo theft monitoring prevention, investigation, tracking and recovery. Prior to August 2008 we had accounted for our interest in SCI utilizing the equity method of accounting. During the third quarter of 2008 we increased our equity investment in SCI from 40% to 60% and as a result began consolidating the results of their operations in our consolidated financial statements as well as accounting for the corresponding impact of SCI’s noncontrolling interest in a separate component of our consolidated balance sheet and statement of operations. In October 2009, we along with the noncontrolling interest in SCI, invested an additional $800,000 into SCI in exchange for 1,188,707 shares of SCI common stock. Our portion of this investment was $508,000. Our ownership percentage did not change as a result of this transaction. (Also see Note 5).

Goodwill and Other Intangible Assets—Goodwill is not amortized but instead is assessed for impairment at least annually and as triggering events occur. We have adopted an annual measurement date of October 31 for Boomerang, and November 30 for SCI and LoJack SafetyNet. On each annual measurement date the carrying value of the reporting unit is compared to its estimated fair value, and an impairment charge is measured based upon the excess of the carrying value of goodwill over the implied fair value if impairment is indicated. This analysis is performed at a reporting unit level. For the years ended December 31, 2009 and 2008 we recognized an impairment charge relating to goodwill of $13,627,000 and $36,830,000, respectively, related to our Boomerang reporting unit. There was no goodwill impairment recognized in the year ended December 31, 2007 (Also See Note 5).

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

In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. For the years ended December 31, 2009, 2008 and 2007 we recognized impairment charges relating to other intangible assets of $411,000, $1,260,000 and $3,298,000, respectively, at our Boomerang reporting unit. (Also See Note 5).

Impairment of Other Long-lived Assets—Other long-lived assets including property and equipment and internal software development costs are also periodically assessed for impairments. No such impairments were recorded in the periods presented.

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

Our annual tax rate is based on our income (loss), statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Prior to 2007, these reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of the loss was reasonably determinable. In 2007, we adopted the provisions for accounting for uncertainties in income taxes in accordance with ASC subtopic 740, Income Taxes, or ASC 740. As a result, tax benefits subsequent to adoption are based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. (Also see Note 10).

Product Development—Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. A portion of our product development effort has been outsourced to unrelated third parties.

(Loss) Earnings Per Share—Basic (loss) earnings per common share is computed using the weighted average number of common shares and common share equivalents outstanding during each year. Diluted (loss) earnings per common share is computed using the weighted average number of common shares outstanding during the year, including the effect of our outstanding stock options and restricted stock (using the treasury stock method), except where such stock options or restricted stock would be antidilutive. A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

	Year Ended December 31,
	2009	2008	2007
Weighted average shares for basic	17,170,492	17,301,390	18,321,826
Dilutive effect of stock options and restricted stock	—	—	611,706

Weighted average shares for diluted	17,170,492	17,301,390	18,933,532

Because of the loss reported in 2009, 2,265,080 options and 799,524 shares of unvested stock were excluded from the computation of earnings per share. Similarly, because of the loss reported in 2008, 1,764,557 options and 402,713 shares of unvested stock were excluded from the computation of earnings per share. Options to purchase 305,171 shares were outstanding at December 31, 2007, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common share, and the effect of including these securities would have been antidilutive. Performance shares totaling 68,300 were excluded from the computation of earnings per share as of December 31, 2007, because the performance conditions had not been achieved at the respective balance sheet date.

Comprehensive Income—Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation. Accumulated other comprehensive income and its components were as follows (in thousands):

	December 31,
	2009	2008
Currency translation adjustments	$7,171	$8,169
Unrealized gain on available for sale investments, net of tax of $230	360	—

Accumulated other comprehensive income	$7,531	$8,169

Foreign Currency—The functional currency for each of our subsidiaries is the currency of the primary economic environment in which the subsidiary operates, generally defined as the currency in which the entity generates and expends cash. For all entities, with the exception of LoJack Ireland the functional currency is the local currency. LoJack Ireland’s functional currency is the U.S. dollar. All assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rates for the year. Translation gains or losses are recorded in equity as an element of accumulated other comprehensive income. We also incur transactional gains and losses resulting from transactions denominated in foreign currencies and the translation of intercompany balances which are not permanently invested. Such items are recorded as other income (expense) in the consolidated statement of operations. For the years ended December 31, 2009, 2008, and 2007 we recorded foreign currency (losses) gains of $280,000, ($1,126,000) and $668,000, respectively.

Derivative Instruments and Hedging—We account for derivative instruments at fair value. We will occasionally use derivative financial instruments to manage exposures to foreign currency or interest rate risks. Our primary objective for holding derivatives is to minimize interest rate and foreign currency risk using the most effective methods to eliminate or reduce the impact of these risks. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings.

During the first quarter of 2009, we entered into two forward contracts to purchase Euros as part of our strategy to hedge certain foreign currency commitments at our Irish subsidiary, which were denominated in Euros. These contracts expired on June 8, 2009 and we recognized a currency transaction gain of $49,000 which is included in other income on our statement of operations for the year ended December 31, 2009. As of December 31, 2009 and 2008 we had no derivative contracts outstanding.

Recently Adopted Accounting Guidance

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (previously referred to as SFAS 160), as codified in ASC subtopic 810, Consolidation, or ASC 810. The objective of ASC 810 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted ASC 810 in the first quarter of 2009. ASC 810, which was retrospectively applied relative to presentation and disclosure requirements, requires the noncontrolling interest to be separately presented as a component of equity on the consolidated balance sheet and on the consolidated statement of operations.

As of December 31, 2009, the noncontrolling interest in subsidiary was $151,000 as compared to $480,000 as of December 31, 2008. The change of $329,000 is comprised of $621,000 which is the noncontrolling interest’s portion of the subsidiary loss reflected in the statement of operations offset by $292,000 invested by the noncontrolling interest. No other comprehensive (loss) income components are attributed to the noncontrolling interest. We have presented the noncontrolling interest in equity for all periods presented. The impact on our financial statements of adopting this new guidance was immaterial.

Accounting Guidance Issued But Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), as codified in FASB ASC subtopic 810, or ASC 810. ASC 810 amends FIN 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach. ASC 810 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur, requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and requires additional disclosures about an enterprise’s involvement in variable interest entities. ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently evaluating the impact of adopting ASC 810 on our consolidated results of operations and financial position.

In September 2009, the FASB ratified EITF Issue 08-1, Revenue Arrangements with Multiple Deliverables as codified in ASC 605, Revenue Recognition, or ASC 605. ASC 605 provides greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement. In addition, ASC 605 requires the use of estimated selling price to allocate arrangement considerations, therefore eliminating the use of the residual method of accounting. ASC 605 will be effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Earlier application is permitted. We are currently evaluating the impact of adopting ASC 605 on our consolidated results of operations and financial position.

2. MARKETABLE SECURITIES

At December 31, 2009 and 2008, we held 366,500 and 166,500 shares of Absolute common stock, which we acquired in September 2009 and July 2008, respectively, upon the exercise of vested Absolute warrants. The fair market value of these shares at December 31, 2009 and 2008 is $1,834,000 and $451,000, respectively, and is classified as a trading security.

At December 31, 2008, we held auction rate preferred securities with a cost of $3,785,000, which we had classified as available-for-sale securities. As of December 31, 2008, the market value approximated our cost. In January 2009, we sold our entire investment in auction rate preferred securities at par value.

3. INVENTORIES

Inventories are classified as follows (in thousands):

	December 31,
	2009	2008
Raw materials	$633	$545
Work in progress	894	1,163
Finished goods	9,138	12,947

Total inventories	$10,665	$14,655

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2009	2008
System components, including vehicle tracking units	$21,900	$18,970
Equipment, software, furniture and fixtures and leasehold improvements	34,372	30,801
Vehicles	343	289

Total	56,615	50,060
Less: accumulated depreciation and amortization	(40,140)	(34,005)

Total	16,475	16,055
System components and fixed assets not yet in service	2,510	5,686

Property and equipment—net	$18,985	$21,741

Depreciation expense relating to property and equipment totaled $8,343,000, $7,853,000 and $6,789,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

System components and fixed assets not yet in service consist primarily of certain infrastructure, tooling, and other equipment that has not been placed into service as of December 31, 2009.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Upon the acquisitions of Boomerang, SCI and Locator Systems (now known as LoJack SafetyNet), we recorded goodwill and acquired certain intangible assets with finite lives. The intangible assets acquired include customer relationships and trade names and trademarks.

When we acquired Boomerang, Locator Systems and SCI we established annual impairment testing dates of October 31 st for Boomerang and November 30th for Locator Systems and SCI, respectively. These tests for impairment are performed on an interim basis if there are triggering events identified. Triggering events are events or changes in circumstance that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; (iii) unanticipated competition; (iv) a loss of key personnel; (v) a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; (vi) the testing for recoverability of a significant asset group within a reporting unit; or (vii) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

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

Boomerang

At June 30, 2009 we conducted our review of the Boomerang reporting unit to determine if a triggering event had occurred. We reviewed both external economic factors and internal business performance including revenue, subscriber base and operating costs as compared to the annual projections utilized in the prior fair value determination. As of June 30, 2009, we noted that Boomerang’s subscriber base continued to decline with non-renewals outpacing new subscribers thus making the achievement of the projected year-end 2009 subscriber base unlikely. In addition, the length of new subscription contracts trended shorter in duration, negatively impacting Boomerang’s cash flows. As a result, we determined that the mid-term projections of operating income were no longer achievable without initiating additional cost reductions. However, we determined that Boomerang’s operating costs could not be reduced any further as a standalone business without impacting customer service, installation capacity and minimum required infrastructure.

We concluded that the size of the Boomerang business could no longer support a separate infrastructure and decided to restructure the Boomerang entity. We expect that the restructuring will streamline the Boomerang business by taking advantage of the existing LoJack United States resources, capabilities and support functions. We concluded that these events and circumstances would more likely than not reduce the Boomerang reporting unit’s fair value below its carrying value and a triggering event was identified.

As a result of the triggering event, we evaluated the fair value of the Boomerang reporting unit as of June 30, 2009. The fair value of the Boomerang reporting unit was determined to be less than its carrying value by utilizing the DCF method using the income approach. Boomerang’s current year revenue growth was projected to be approximately 13% lower than the projections used in our 2008 annual impairment test and we projected no revenue growth for 2010. For the subsequent years of our projections up to the year ending December 31, 2014 and including the terminal year we projected a modest 3% revenue growth with negative debt free cash flow projected through the year ended December 31, 2013 as the Boomerang business model is expected to gradually shift from a recurring annual subscription revenue model to a monthly pay-as-you-go revenue model.

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

Management then allocated the fair value to the reporting unit’s assets and liabilities and determined that there was no implied fair value of reporting unit’s goodwill. As a result of this impairment analysis, we recognized a goodwill impairment charge of $13,627,000 at June 30, 2009 and thus the elimination of the goodwill balance attributable to the Boomerang reporting unit. The impairment is included in Impairment of goodwill and intangible assets on the consolidated statement of operations for the year ended December 31, 2009.

As of June 30, 2009, we tested the long-lived assets of our Boomerang reporting unit for recoverability and determined that the monitoring contractual relationships and trade name and trademark intangible assets were not fully recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values. We then determined the fair value of these intangible assets using a DCF model. As a result of this impairment analysis, we recognized an impairment charge of $411,000 at June 30, 2009. The impairment is included in Impairment of goodwill and intangible assets on the consolidated statement of operations for the year ended December 31, 2009.

In 2008, based upon customer attrition and slow auto sales we identified a triggering event and accordingly, we tested the long-lived assets of our Boomerang reporting unit for recoverability and determined that the contractual relationships, completed technology and tradename and trademark intangible assets were not fully recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values. We then determined the fair value of these intangible assets using a discounted cash flow method. As a result of this impairment analysis, the segment recognized an impairment charge of $1,260,000. The impairment charge by each intangible asset class was as follows: (i) $1,193,000 for contractual relationships; (ii) $16,000 for completed technology; and (iii) $51,000 for tradename and trademark. The impairment is included in Impairment of intangible assets and goodwill on the consolidated statement of operations for the year ended December 31, 2008.

During 2008, Boomerang’s goodwill was also tested for impairment. Utilizing a DCF model we determined the fair value of the Boomerang reporting unit to be less than its carrying value. We then allocated the fair value to the reporting unit’s assets and liabilities and determined that the implied fair value of the reporting unit’s goodwill was $15,173,000, resulting in an impairment charge of $36,830,000. The impairment is included in Impairment of intangible assets and goodwill on the consolidated statement of operations for the year ended December 31, 2008.

In the fourth quarter of 2007, we identified a triggering event related to customer attrition and tested Boomerang’s intangible assets for potential impairment. After giving effect to estimated increased attrition, the expected undiscounted cash flows were not sufficient to recover the carrying value of the assets, and we estimated the fair value of the assets using a discounted cash flow approach. As a result of the impairment analysis, we recognized an impairment charge of $3,298,000. The impairment charge by each intangible asset class was as follows: (i) $2,712,000 for contractual relationships; (ii) $350,000 for completed technology; and (iii) $236,000 for tradename and trademark. The impairment is included in Impairment of intangible assets and goodwill on the consolidated statement of operations for the year ended December 31, 2007.

LoJack SafetyNet

We perform the annual assessment of the goodwill for LoJack SafetyNet at its annual testing date of November 30th. At November 30, 2009, we estimated that the fair value of the LoJack SafetyNet reporting unit to be in excess of its carrying value of $1,945,000 by a significant margin. We also noted that there had been no significant changes in the assets and liabilities since the acquisition. As a result of the foregoing, we determined that the fair value of the reporting unit exceeded the carrying value, and therefore Step 2 of the goodwill impairment process was not required.

SCI

At June 30, 2009, SCI’s results were adversely impacted by the current volatile economic environment and as a result, we made significant revisions to our internal forecasts. Our updated forecasts indicate that SCI’s ability to become profitable will take longer than originally expected. We determined, based on the factors described above coupled with the lower than previously projected results of operations that a triggering event had occurred and that an evaluation of potential impairment of goodwill and other long-lived assets for SCI was required as of June 30, 2009.

As a result of the triggering event outlined above, we assessed the fair value of our SCI reporting unit as of June 30, 2009. Utilizing a DCF method using the income approach, we determined it was more likely than not that the fair value was not below the carrying value.

In October 2009, we along with the minority investors in SCI invested an additional $800,000 into SCI in exchange for 1,188,707 shares of SCI common stock. Our portion of this investment was $508,000. Our ownership percentage did not change as a result of this transaction.

We performed the annual assessment of the goodwill for SCI at its annual testing date of November 30th. At November 30, 2009, we estimated that the fair value of the SCI reporting unit to be in excess of its carrying value of $1,986,000, by a significant margin. We also noted that there had been no significant changes in the assets and liabilities since the acquisition. As a result of the foregoing, we determined that the fair value of the reporting unit exceeded the carrying value, and therefore Step 2 of the goodwill impairment process was not required.

The following table summarizes the changes in goodwill (in thousands):

	North America Segment	All Other	Consolidated
Balance at January 1, 2007	$46,287 (1)	$—	$46,287
Foreign exchange impact	8,692	—	8,692

Balance at January 1, 2008	54,979	—	54,979
Acquisition of Locator Systems	—	472	472
Acquisition of SCI	—	1,245	1,245
Impairment loss on Boomerang	(36,830)	—	(36,830)
Foreign exchange impact	(5,267)	—	(5,267)

Balance at December 31, 2008	12,882	1,717	14,599
Impairment loss on Boomerang	(13,627)	—	(13,627)
Foreign exchange impact	745	—	745

Balance at December 31, 2009	$—	$1,717	$1,717

(1)	The goodwill balance at January 1, 2007 relates entirely to goodwill recorded in connection with our acquisition of Boomerang on October 29, 2004. The gross value of goodwill recorded upon the acquisition was $44,002,000. The increase in goodwill from the acquisition date to January 1, 2007 is attributable to currency translation adjustments.

The following table summarizes the changes in intangible assets (in thousands):

	North America Segment	All Other	Consolidated
Balance at January 1, 2007	$6,416	$—	$6,416
Amortization	(1,236)	—	(1,236)
Impairment loss on Boomerang	(3,298)	—	(3,298)
Foreign exchange impact	1,240	—	1,240

Balance at January 1, 2008	$3,122	$—	$3,122
Acquisition of Locator Systems	—	433	433
Acquisition of SCI	—	260	260
Amortization	(640)	(132)	(772)
Impairment loss on Boomerang	(1,260)	—	(1,260)
Foreign exchange impact	(309)	—	(309)

Balance at December 31, 2008	$913	$561	$1,474
Amortization	(223)	(231)	(454)
Impairment loss on Boomerang	(411)	—	(411)
Foreign exchange impact	65	—	65

Balance at December 31, 2009	$344	$330	$674

Our intangible assets are detailed as follows (in thousands):

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Contractual relationships (1)(2)	$907	$417	2.8 years	$1,428	$194	3.0 years
Trade name and trademark (1)	72	18	2.0 years	82	7	3.0 years
Patents and other intangibles (1)	150	20	15.0 years	185	20	13.5 years

Total	$1,129	$455	4.3 years	$1,695	$221	4.2 years

(1)	Intangible asset balances as of December 31, 2009, 2008 and 2007 reflect the impairment charges recorded as of June 30, 2009, September 30, 2008 and October 31, 2007 of $411,000, $1,260,000 and $3,298,000, respectively, and accumulated amortization reflects amortization expense since the dates of impairment.
(2)	Included in the carrying value of contractual relationships at December 31, 2009 are the values acquired in the 2004 acquisition of Boomerang and values acquired with our acquisitions of Locator Systems and SCI in 2008.

Estimated amortization expense for the next five years and thereafter for our intangible assets as of December 31, 2009 is as follows (in thousands):

2010	$384
2011	180
2012	10
2013	10
2014	10
Thereafter	80

6. OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2009	2008
Deferred costs related to deferred revenue arrangements	$9,051	$9,990
Investment in international licensees	2,813	2,037
Absolute warrants	336	231
Deferred compensation plan assets	1,924	1,593
Security deposits and other	493	554

Total other assets	$14,617	$14,405

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

Investment in International Licensees

As of December 31, 2009, investments in international licensees of $2,813,000 included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, a 5.5% interest in our French licensee, totaling $776,000 and a 17.5% equity interest in our Benelux licensee, totaling $496,000.

The investment in our Mexican licensee, over which we do not exercise significant influence, is accounted for using the cost method of accounting and is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. Management periodically reviews the carrying value of this investment, based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no impairments to the fair value of this investment for all years presented. During 2009, 2008 and 2007, our Mexican licensee declared and paid dividends of $229,000, $183,000 and $71,000, respectively, which we recorded in other income.

The investment in our Benelux licensee, over which we do not exercise significant influence, is accounted for using the cost method of accounting and is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. In 2009, we obtained this investment in exchange for the licensing rights related to the Benelux region. We valued the investment based on the fair value of the licensing rights. The revenue related to the license is reflected in deferred revenue on the balance sheet at December 31, 2009. Management periodically reviews the carrying value of this investment, based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate.

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

Our investment in our French licensee in the form of a marketable equity security is accounted for as an available-for-sale security and is valued at the quoted closing price of its market exchange as of the reporting date. If the quoted price of the investment in our French licensee were to drop below our recorded cost for an extended period of time we would evaluate the investment for impairment. In the fourth quarter of 2008 and the first quarter of 2009, we recorded losses of $1,958,000 and $308,000, respectively, in other income (expense) in the statement of operations, due to an other-than-temporary decline because the quoted stock price of our investment fell below our recorded cost for an extended period of time. As of December 31, 2009, we had recorded $590,000 in unrealized gains in accumulated other comprehensive income, net of $230,000 of tax.

We also hold less than a 10% equity interest in our licensees in Argentina and Hong Kong, for which we have no carrying value.

Below are the revenue associated with, and the receivables outstanding from, our international licensees in which we maintain some ownership (in thousands):

Revenue for the year ended:
December 31, 2009	$19,775
December 31, 2008	$27,672
December 31, 2007	$20,441

Accounts receivable outstanding at:
December 31, 2009	$9,794
December 31, 2008	$10,352

Absolute Warrants

In June 2005, we entered into a ten year trademark license agreement with Absolute Software, Inc., or Absolute, a Vancouver, British Columbia, Canada based computer theft recovery company to brand its consumer offering LoJack for Laptops®. In addition to an annual per unit royalty, we were granted 1,000,000 (on a post split basis) warrants to purchase Absolute’s common stock with vesting on a pro rata basis over a five year period commencing on July 1, 2006. We concluded that a measurement date is not achieved until the warrants become vested and exercisable. Prior to reaching a measurement date, the fair value of unvested warrants is calculated utilizing a Black-Scholes option pricing model and the earned and unearned revenue is adjusted to fair value. Once a measurement date has been reached, the fair value of vested warrants is measured and the revenue related to the vested warrants becomes fixed with revenue recognized over the remaining term of the licensing agreement. Subsequent to reaching a measurement date, the vested warrants are accounted for as derivatives, which requires the warrants to be recorded at fair value at each reporting date with any changes in fair value being recorded in the statement of operations. We classify the gains (losses) on investments in other income (expense). During the years ended December 31, 2009, 2008 and 2007, we recognized $879,000, ($997,000) and $2,342,000 in revenue (contra revenue) and $377,000, ($1,290,000) and $575,000 in other income (expense), respectively, related to the Absolute warrants, and the common shares received upon exercise of the warrants that vested in June 2009 and June 2008.

At December 31, 2009, there are 200,000 unvested Absolute warrants outstanding. The fair value of the unvested Absolute warrants at December 31, 2009 is $746,000, which is not recognized in the balance sheet until earned. The earned portion of the unvested warrants totaling $336,000 at December 31, 2009 is reported as a long-term asset. Deferred revenue, reflecting the value of the vested warrants at the vesting dates, totaling $2,675,000 at December 31, 2009 will be recognized over the remaining life of the license agreement. At December 31, 2009, we also held 366,500 shares of Absolute common stock acquired through the exercise of the Absolute warrants in September 2009 and July 2008, for warrants that vested in 2009 and 2008, respectively. The fair market value of these shares at December 31, 2009 is $1,834,000 and is accounted for as marketable securities that we have designated as trading securities in the balance sheet as of December 31, 2009.

Deferred Compensation Plan Assets

Our investments associated with our Executive Nonqualified Deferred Compensation Plan consist of mutual funds that are publicly traded and for which market prices are readily available. Gains and losses related to our investments associated with our Executive Nonqualified Deferred Compensation Plan are recorded in other income (expense) in the statement of operations.

7. FAIR VALUE MEASUREMENTS

The FASB authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Financial assets and liabilities recorded on the accompanying consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1—Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives and most United States Government and agency securities).

Level 2—Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:

•	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);

•	Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps); and

•	Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (examples include certain securities and derivatives).

Level 3—Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. We currently do not have any Level 3 financial assets or liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets that are accounted for at fair value on a recurring basis at December 31, 2009 and 2008, according to the valuation techniques we used to determine their fair values (in thousands):

Description		Fair Value Measurements at Reporting Date Using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$1,924	$1,924	$—	$—
Marketable securities	1,834	1,834	—	—
Absolute Software warrants	336	—	336	—
Equity investment in French licensee	776	776	—	—

Total	$4,870	$4,534	$336	$—

		Fair Value Measurements at Reporting Date Using:
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Auction rate preferred securities	$3,785	$—	$—	$3,785
Auction rate preferred securities long term put option	265	—	—	265
Nonqualified deferred compensation plan investments	1,593	1,593	—	—
Marketable securities	451	451	—	—
Absolute Software warrants	231	—	231	—
Equity investment in French licensee	493	493	—	—

Total	$6,818	$2,537	$231	$4,050

At December 31, 2008, we held $4,050,000 in auction rate preferred securities, or ARPS, in the custody of Merrill Lynch & Co., or Merrill Lynch classified as Level 3 assets. The investments consisted of preferred stock issued by closed end mutual funds. On December 17, 2008 Merrill Lynch offered to purchase the outstanding ARPS at par value, and on January 2, 2009, the ARPS were repurchased by Merrill Lynch at par. At December 31, 2008, we had recorded the estimated fair value of the ARPS in marketable securities of $3,785,000 and a long term asset for the put option of $265,000 related to the Merrill Lynch settlement. For the year ended December 31, 2009, the proceeds from the sale of marketable securities are captured as cash flow from investing activities in the consolidated statement of cash flows. As of December 31, 2009, we no longer held any ARPS.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only under certain circumstances. These include cost and equity method investments that are written down to fair value when their declines are determined to be other-than-temporary, and long-lived assets or goodwill that are written down to fair value when they are held for sale or determined to be impaired.

We use Level 3 inputs to measure the fair value of goodwill and intangible assets on their annual measurement dates or if a triggering event occurs on an interim basis. We recorded an impairment to the goodwill and intangible assets of our Boomerang reporting unit as of June 30, 2009 which is discussed in Note 5.

As of December 31, 2009, investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, and a 17.5% equity interest in our Benelux licensee, totaling $496,000. Our investments in the aforementioned licensees are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. We periodically review the carrying value of these investments using Level 3 inputs such as projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no impairments to the fair value of these investments for all periods presented.

Financial Instruments not Measured at Fair Value

Some of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.

The estimated fair value of our debt at December 31, 2009 was equal to the carrying value of $13,375,000, as the interest rate was established on December 29, 2009 when we entered into a new two year multi currency revolving credit agreement, as discussed in Note 8.

8. DEBT

Our debt consisted of the following as of December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Borrowings under line-of-credit facility	$—	$2,419

Long-term debt
Canadian dollar denominated term loan	$13,375	$21,263

On December 29, 2009, we entered into a multicurrency revolving credit agreement, or the Credit Agreement, with RBS Citizens, N.A., as a Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank, to replace the Company’s prior multicurrency credit agreement. The Credit Agreement provides for a multicurrency revolving credit facility in the maximum amount of USD $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate currencies). We have the right to increase the aggregate amount available to be borrowed under the USD $30,000,000 multicurrency facility up to USD $50,000,000, subject to certain conditions, including consent of the lenders. At December 31, 2009, based upon the borrowing base calculation, we had borrowing availability of $1,661,000.

The outstanding borrowings under the Credit Agreement totaled CAD $14,036,000 (equivalent to USD $13,375,000) as of December 31, 2009. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of December 31, 2009 was 3.55%. As of December 31, 2009, we also had three outstanding irrevocable letters of credit in the aggregate amount of $1,270,000 outstanding. At December 31, 2009, certain of the irrevocable letters of credit were secured by $603,000 of restricted cash. The remaining letters of credit reduce our outstanding borrowing availability under the Credit Agreement.

The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends is permitted but is limited only to the extent such payments affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the facility.

The Credit Agreement terminates on December 29, 2011, at which point all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our United States domestic subsidiaries and certain Canadian subsidiaries and is secured by all domestic assets, including our intellectual property and a pledge of 100% of the stock of Boomerang Tracking Inc. and 65% of the capital stock of LoJack Ireland.

In connection with the Credit Agreement described above, effective as of December 29, 2009, our previous multicurrency credit and term loan agreement, dated as of July 20, 2007, terminated.

9. EQUITY AND STOCK COMPENSATION

Preferred Stock—As of December 31, 2009, we had 10,000,000 authorized shares of $.01 par value preferred stock.

Common Stock—As of December 31, 2009, we had 35,000,000 authorized shares of $.01 par value common stock and had reserved 4,335,167 shares for the future issuance and exercise of stock options.

Incentive Plan—In May 2008, our shareholders approved the 2008 Stock Incentive Plan, or the Incentive Plan, which provides for the issuance of stock options and the granting of restricted stock to our executive officers, officers and other key employees. A total of 2,090,000 shares of common stock were authorized for issuance under the Incentive Plan, consisting of 2,000,000 new shares and 90,000 shares allocated from our 2003 Stock Incentive Plan, which we terminated in May 2008. On May 20, 2009, our shareholders approved an additional 2,000,000 shares of common stock for issuance under the Incentive Plan. We grant stock options at exercise prices equal to the fair market value of our common stock on the date of grant. Options issued under the Incentive Plan generally become exercisable over periods of two to five years and expire seven years from the date of the grant. At December 31, 2009, there were 2,069,847 shares available for future grant under the Incentive Plan.

The following table presents activity of all stock options for the year ended December 31, 2009:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	1,764,557	$9.93
Granted	729,368	4.16
Exercised	(380)	5.26
Cancelled or forfeited	(228,465)	11.21

Outstanding at December 31, 2009	2,265,080	$7.94	4.65	$22

Vested and expected to vest at December 31, 2009	2,244,024	$8.22	4.64	$21
Exercisable at December 31, 2009	1,104,748	$9.63	3.47	$5

The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $4.04 per share as of December 31, 2009.

The total intrinsic values of options exercised for the years ended December 31, 2009, 2008 and 2007 were $0, $23,000, and $7,203,000, respectively. Cash proceeds from the exercise of stock options were $0, $118,000 and $4,898,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Income tax benefits (deficiencies) realized from the exercise of stock options and the vesting of restricted stock for the years ended December 31, 2009, 2008 and 2007 were ($159,000), ($358,000) and $2,836,000, respectively. The income tax benefit in excess of, or less than, previously recognized stock compensation expense is recognized in additional paid-in-capital to the extent of previously recognized excess tax benefits as calculated.

As of December 31, 2009, there was $2,576,000 of unrecognized compensation cost related to our stock option plans. The cost is expected to be recognized over a weighted average period of two years.

Unvested Stock—Unvested stock represents shares of common stock that are subject to the risk of forfeiture until the fulfillment of specified conditions. Our restricted stock awards generally cliff vest either on the first, second or third anniversary date of the grant.

For grants which vest based on certain specified performance criteria, the grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. For grants that vest through only the passage of time, the grant date fair value of the award is recognized on a straight line basis over the vesting period. The fair value of unvested stock awards is determined based on the number of shares granted and the market value of our shares on the grant date. For the years ended December 31, 2009, 2008 and 2007, $1,445,000, $876,000 and $2,477,000 of compensation expense, respectively, has been recorded in operating expenses for unvested stock awards. As of December 31, 2009, there was $2,354,000 of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under our stock plans which is expected to be recognized as compensation expense in the amounts of $1,712,000, $583,000, and $59,000 for the years ended December 31, 2010, 2011 and 2012, respectively.

The following table presents activity of all unvested stock for the year ended December 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	402,713	$11.45
Granted	509,250	4.25
Vested	(88,244)	20.15
Forfeited/cancelled	(24,195)	6.15

Unvested at December 31, 2009	799,524	$6.01

As of December 31, 2009 there were 70,525 unvested shares that are subject to performance conditions. The performance targets for these restricted stock grants were not achieved and the shares were forfeited in the first quarter of 2010. There was no impact on recorded compensation.

The following table presents the total amount of stock-based compensation expense included in our consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007, respectively (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of goods sold	$137	$94	$132
Product development	122	122	325
Sales and marketing	471	601	679
General and administrative	2,356	1,505	2,694

Stock-based compensation expense	3,086	2,322	3,830
Income tax benefits	(1,009)	(626)	(1,212)

Total stock-based compensation expense, net	$2,077	$1,696	$2,618

The fair value of options at date of grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of an option pricing model requires management to make certain assumptions with respect to selected model inputs. Expected stock price volatility was calculated based on the historical volatility of our common stock over the expected life of the option. The average expected life was based on the contractual term of the option and expected employee exercise behavior. The risk-free interest rate is based on United States Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.

The weighted-average assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2009, 2008 and 2007, respectively, were as follows:

	December 31,
	2009	2008	2007
Range of risk-free interest rates	1.84%-2.31%	2.29%-4.49%	4.71%
Expected life (in years)	5	4	5
Expected volatility	52%	45%	45%
Dividend yield	0%	0%	0%
Weighted average grant date fair value	$4.16	$3.13	$9.16

Employee Stock Purchase Plan—In May 2002, our stockholders authorized 250,000 shares of common stock to be available for our ESPP. In May 2004, our stockholders voted to increase the shares available under the ESPP to 1,000,000 shares. The ESPP was available to all employees in the United States who have at least six months of service and allows eligible employees to purchase our stock at the lower of 85% of the fair market value of the shares on the offering date or the purchase date, which is six months after commencement of the offering date. For the years ended December 31, 2009, 2008, and 2007, 123,617, 240,049, and 96,785 shares, respectively, were issued under the plan. After the purchases made on May 31, 2009, there were no longer any shares available for purchase under the ESPP and the plan was terminated.

For the years ended December 31, 2009, 2008, and 2007, we recorded stock compensation expense of $182,000, $385,000, and $375,000, respectively, with respect to the plan. The weighted-average ESPP assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2009, 2008 and 2007, respectively, were as follows:

	December 31,
	2009	2008	2007
Range of risk-free interest rates	0.44%	2%	3.35%-5.00%
Expected life (in months)	6	6	6
Expected volatility	80.54%	39.38%	28.91%
Dividend yield	0%	0%	0%
Weighted average grant date fair value	$1.48	$3.35	$3.87

Stock Repurchase Plans—On February 28, 2006, our Board of Directors authorized a stock repurchase plan, or the 2006 Repurchase Plan. The 2006 Repurchase Plan authorized us to purchase up to 2,000,000 shares of our outstanding common stock on or before February 25, 2008. From the date of the adoption of the 2006 Repurchase Plan through December 18, 2006 we repurchased 1,244,566 shares. On December 19, 2006, the Board of Directors increased the remaining authorization to 2,000,000 shares. On February 15, 2008, our Board of Directors approved an increase of 1,000,000 shares to our repurchase program for a 10b-5-1Plan and additionally renewed the remaining management discretion authority to repurchase 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. For the years ended December 31, 2009, 2008 and 2007 we repurchased 8,816, 1,318,222 and 1,104,819 shares of common stock at an average price per share of $4.02, $10.83 and $18.85, respectively. At December 31, 2009 there are 1,681,778 shares available for repurchase under the 2006 Repurchase Plan.

10. INCOME TAXES

The components of income (loss) before taxes and net loss of noncontrolling interest are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
United States	$(19,703)	$(8,789)	$24,450
Foreign	(23,350)	(23,097)	8,296

	$(43,053)	$(31,886)	$32,746

The (benefit) provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$(7,706)	$(197)	$10,651
State	—	341	1,801
Foreign	20	2,615	2,978

Total	(7,686)	2,759	15,430

Deferred:
Federal	1,054	(1,114)	(2,245)
State	(644)	(92)	(346)
Foreign	(495)	(750)	(1,498)

Total	(85)	(1,956)	(4,089)

(Benefit) provision for income taxes	$(7,771)	$803	$11,341

The difference between our effective income tax rate and the United States statutory rate is reconciled below:

	Year Ended December 31,
	2009	2008	2007
United States statutory rate	35%	35%	35%
State taxes, net of federal benefit	1	1	2
Boomerang impairment of goodwill and intangible assets	(10)	(42)	—
Foreign rate differential	(4)	19	(9)
Unbenefitted foreign losses	(6)	(11)	5
Other, net	2	(4)	2

Effective income tax rate	18%	(2)%	35%

The tax effects of the items comprising our net deferred tax asset as of December 31, 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Accruals not currently deductible	$6,515	$6,376
Revenue recognized for tax purposes	11,380	11,513
Net operating loss and other carryforwards	7,933	5,174

Total gross deferred tax assets	25,828	23,063
Valuation allowance	(8,137)	(5,744)

Net deferred tax assets	17,691	17,319

Deferred tax liabilities:
Depreciable assets	(567)	(682)
Intangible assets	(63)	(786)
Software development costs	(1,184)	(195)
Investments in available-for-sale securities	(230)	—
Other	(170)	(34)

Total deferred tax liabilities	(2,214)	(1,697)

Total	$15,477	$15,622

During the year ended December 31, 2009, we recorded an expense associated with a legal settlement with our former China licensee in the amount of $18,250,000, which generated a tax benefit of $4,582,000. We have analyzed the tax consequences associated with the settlement payments and believe we have taken the appropriate tax deduction. In the event this position is challenged by the tax authorities, we are prepared to do what is necessary to sustain our position, including defending our position through the court of last resort. As such, we have not recorded an uncertain tax position related to the position taken. Although we believe the measurement of the tax position is proper, there can be no assurance we will ultimately prevail if disputed by the tax authorities.

As of December 31, 2009, we had state net operating loss carryforwards of approximately $9,118,000, which will expire at various dates through 2029. We also had domestic R&D credit carryforwards of $233,000, which will expire in 2029, and United States foreign tax credit carryforwards of $62,000, which will expire in 2019.

At December 31, 2009, we had foreign net operating loss carry forwards of approximately $21,663,000 primarily related to our operations in Italy, the majority of which have an indefinite life, the exceptions being the

2008 and 2009 losses of approximately $5,800,000 and $5,100,000, respectively, related to our operations in Italy, which has a five year carryforward life. We also had domestic federal net operating loss carry forwards related to our investment in SCI of $1,313,000. The realization of these net operating losses is not considered to be more likely than not and a full valuation allowance has been provided on these deferred tax assets. We have also incurred certain domestic capital losses which were not considered to be more likely than not realizable at December 31, 2009 and for which a full valuation allowance has been provided. The valuation allowance increased by approximately $2,393,000, $3,000,000 and $1,314,000 during the years ended December 31, 2009, 2008 and 2007, respectively, due to changes in these deferred tax assets. If sufficient evidence of our ability to generate future taxable income in those jurisdictions or our ability to generate sufficient capital gains becomes apparent, we may reduce our valuation allowance, which would result in income tax benefits in our consolidated statement of operations.

During the year ended December 31, 2009, we generated taxable net operating losses in the United States and Ireland. We intend to carryback all of these losses to prior years and obtain a refund.

The majority of our deferred tax assets for which a valuation allowance has not been provided against are domestic temporary differences. In concluding that no domestic valuation allowance was necessary as of December 31, 2009 for these assets, we considered both the positive and negative evidence, the weight of the evidence, the amount and timing of projected taxable income, and future trends related to our domestic business operations. The positive evidence included our history of domestic taxable income and of tax attributes not expiring unused. We continue to monitor the positive and negative evidence and, if our domestic business continues to incur losses, we may be required to record a valuation allowance for these assets.

We do not provide for federal income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States. If repatriated, based on the current tax rates in effect, additional United States federal income taxes of approximately $2,187,000 would be due on these earnings.

Uncertain Tax Positions

Effective January 1, 2007, we adopted the guidance for accounting for uncertainty in income taxes which is included in the ASC subtopic 740 Income Taxes, or ASC 740. As a result of the change in recognition or measurement criteria, on January 1, 2007, we recorded a reduction in retained earnings of $1,879,000, an increase in deferred tax assets of $386,000 and an increase in income taxes payable of $2,265,000 related to uncertain tax benefits.

During 2009, 2008 and 2007, the total amount of unrecognized tax benefits was as follows (in thousands):

Balance at January 1, 2007	$2,265
Settlement with tax authorities	(214)
Lapse of statute of limitations	(88)
Other changes in unrecognized tax benefits and related remeasurements	3

Balance at December 31, 2007	$1,966
Settlement with tax authorities	(789)
Lapse of statute of limitations	(90)

Balance at December 31, 2008	$1,087
Additions based on tax positions taken in the current year	18,345
Lapse of statute of limitations	(334)

Balance at December 31, 2009	$19,098

The 2009 addition represents a capital loss deduction with respect to our investment in Boomerang, of which the realization of the tax benefit is uncertain. Of the above total $19,098,000 balance as of December 31, 2009, approximately $17,000,000, if not realized, will result in the expiration of a capital loss carryforward and is not reported on our consolidated balance sheet. The liability amount related to the unrecognized tax benefits recorded at December 31, 2009 and 2008 was $2,098,000 and $1,087,000, respectively.

During 2008, we paid $478,000 with the voluntary filing of United States amended tax returns for tax years 2003 through 2006. We also settled an IRS audit for tax years 2005, 2006, and 2007, which released an additional $311,000 of our liability related to uncertain tax positions in 2008. In 2010, approximately $1,000,000 of unrecognized tax benefits may be recognized upon the lapse of the statute of limitations. To the extent the remaining unrecognized benefits are ultimately recognized, we estimate that approximately $2,098,000 will impact our effective tax rate. If our Boomerang capital loss deduction were sustained, we would provide a valuation allowance as the utilization of these deductions are dependent on future capital gains being generated.

We recognize interest and penalties related to income tax matters within income tax expense. As of the 2007 adoption date, we had $248,000 and $308,000 accrued for potential penalties and interest, respectively. During 2007, we accrued potential penalties and interest of $151,000 and $17,000, net, respectively, related to these unrecognized tax benefits. As of December 31, 2007, we had a liability for potential penalties and interest of $399,000 and $325,000, respectively. During 2008, we released penalties of $248,000 and accrued interest of $100,000 related to these unrecognized tax benefits. The accrued penalties of $248,000 were released in 2008 due to a settlement of an IRS audit for tax years 2005 and 2006. As of December 31, 2008, we had a liability for potential penalties and interest of $151,000 and $425,000, respectively. During 2009, we released penalties and interest, net of accruals, of $151,000 and $233,000, respectively, related to these unrecognized tax benefits. Our accrued penalties and interest were released in 2009 due to a lapse in the statute of limitations as it related to certain state items. As of December 31, 2009, we had an outstanding liability for potential interest of $192,000 as the accrued penalties were released in their entirety.

We are subject to United States federal income tax as well as income tax in multiple state and foreign jurisdictions. We have concluded all United States federal income tax matters for tax years through 2007. In addition, substantially all material state, local, and foreign income tax matters have been concluded for tax years through 2004.

11. COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments—We lease various facilities, equipment and vehicles under operating leases whose terms expire from 2010 to 2019. Certain facility and equipment leases contain renewal options ranging from one to five years. Certain of our facility and equipment leases contain escalation clauses. For facility leases, we record the total expense of the lease on a straight-line basis over the estimated term of lease.

Minimum annual lease payments under operating leases as of December 31, 2009 are as follows (in thousands):

2010	$4,701
2011	4,143
2012	2,374
2013	1,756
2014	1,445
Thereafter	6,202

Total	$20,621

Rental expense under operating leases aggregated approximately $6,302,000, $5,845,000 and $5,150,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Purchase Commitments and Milestone Payments—In the fourth quarter of 2009, we placed purchase orders to fulfill our estimated calendar year 2010 production requirements. As of December 31, 2009, the remaining outstanding commitments on these purchase orders included non-cancelable commitments of approximately $17,177,000. We are also committed to our suppliers for certain system components and tooling equipment of $1,368,000.

Loan Guarantees—We guarantee the unamortized value of LoJack Units purchased by customers via auto loans underwritten by a certain financing company. Under this agreement, we will reimburse participating dealers the unamortized cost of a financed LoJack Unit upon a borrower’s default within the initial eighteen months of the auto loan. This agreement terminated effective December 31, 2009 but was automatically renewed for a subsequent one year term.

Payment to the participating dealers is remitted by us under this agreement on a claim-by-claim basis. Based on the unamortized cost of units sold, our maximum potential amount of future payments under this agreement is $4,565,000 as of December 31, 2009. Our expected obligation is accrued for based on sales to the participating dealers and industry default statistics. As of December 31, 2009 we had accrued $450,000 under this guarantee. Accruals for loan guarantees are charged as a reduction of revenue in the statement of operations.

Contingencies—From time to time, we are engaged in certain legal matters arising in the ordinary course of business and in certain matters more fully described below. In our opinion, we have adequate legal defenses or insurance coverage with respect to these actions and believe that the ultimate outcomes will not have a material adverse effect on our financial position.

California Class Action Litigation

On April 5, 2006, a suit was filed against LoJack Corporation in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. The plaintiff contends that we improperly credited break time and overtime pay and seeks unspecified monetary and injunctive relief. In September 2007, the United States District Court for the Central District of California dismissed the plaintiff’s federal law claims which represented the largest part of the our potential exposure. The plaintiff appealed the District Court’s decision and, on February 4, 2009, the case was argued before the Ninth Circuit Court of Appeals. On August 21, 2009, the Ninth Circuit affirmed the district court’s grant of summary judgment except as to the claim for compensation for the required postliminary data transmission, which was vacated. The plaintiff filed a petition for rehearing to the Ninth Circuit and on March 2, 2010 the Ninth Circuit rendered its decision. The Ninth Circuit affirmed the district court’s grant of summary judgment except as to (i) the claim for compensation for commuting under state law and (ii) the required postliminary data transmission, which were vacated. The Company plans to file a petition for rehearing to the Ninth Circuit.

Due to the dismissal of the plaintiff’s claims in federal court as discussed above, in November 2007, the plaintiff also filed state law claims in California State Court. In January 2008, we removed the state law claims to the United States District Court for the Central District of California. The plaintiff filed a motion to remand the case back to California State Court and that motion was subsequently granted. The plaintiff’s motion for class certification and our motion for summary judgment and opposition to class certification were heard on April 16, 2009. In June 2009, the California State Court granted the plaintiff’s claims for class certification with respect to 9 claims. The court denied certification with respect to 5 of the claims and did not rule on our motion for summary judgment. The Company appealed this decision in August 2009 and the appellate court granted the writ and ordered the lower court to vacate the order. On September 24, 2009, the Superior Court of California issued a revised ruling containing the court’s rationale in certifying the claims and in appointing the class representative. The Company appealed this revised ruling in October, 2009 and on December 3, 2009 the appellate court granted the writ and ordered the lower court vacate the order, thus preventing a class action notice from being delivered and a certification trial from going forward. A hearing on this writ is scheduled for March 18, 2010.

We cannot at this time predict the outcome of the case nor estimate the possible loss or range of loss we could incur if there were an unfavorable outcome with respect to this litigation. If the final resolution of this lawsuit is unfavorable to us, our financial condition and results of operations could be materially adversely impacted.

Legal Settlement

LoJack Ireland and its former China licensee, Kington Holdings Limited, were involved in an arbitration proceeding relating to the termination of the license agreement between the parties. The matter was arbitrated in Boston, Massachusetts in February 2009 and on March 17, 2009 the Arbitrator issued a Partial Final Award. The Arbitrator determined that LoJack Ireland improperly terminated the license agreement and that LoJack Ireland breached the license agreement.

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

On September 22, 2009, in resolution of all of the aforementioned litigation and arbitration between the parties, LoJack Corporation, LoJack Ireland, and certain of their affiliates and Kington and certain of its affiliates, entered into a Release and Settlement Agreement, or the Settlement Agreement, providing for a settlement and release of all disputes and claims. Pursuant to the terms of the Settlement Agreement, the parties agreed to release any and all claims and disputes, pending or potential, based on any event or matters occurring on or before the effectiveness of the releases, including those related to or arising out of the agreements among the parties and the matters that were the subject of the pending litigation and Arbitration. In consideration of the release and settlement, LoJack Corporation and LoJack Ireland paid a total of $18,250,000 in cash to Kington on September 25, 2009 upon satisfaction of the conditions specified in the Settlement Agreement, including the return to the Company of the LoJack infrastructure purchased by Kington and the dismissal with prejudice of all pending litigation and the Arbitration among the parties. LoJack Corporation also discharged the remaining outstanding balance of approximately $950,000 owed to LoJack Corporation under the separate notes and loan agreements between the parties, a majority of which had been written off in prior periods.

12. EMPLOYEE BENEFIT PLANS

We have a profit sharing plan with a Section 401(k) feature to provide retirement benefits covering substantially all full-time domestic employees. Under the provisions of the plan, employees are eligible to contribute a portion of their compensation within certain limitations as established by the plan and the Internal Revenue Code. On March 26, 2009, our Board of Directors amended the Company’s 401(k) Plan to make the Company’s match of employee contributions discretionary on the part of the Company. Pursuant to that authority, as of such date, we suspended all matching contributions for the year ended December 31, 2009. Our Board of Directors elected to match 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of the participants’ compensation, for the years ended December 31, 2008, and 2007, subject to certain limitations. Company contributions become fully vested after five years of continuous service. Company contributions related to the plan were approximately $1,365,000, and $1,285,000 for the years ended December 31, 2008, and 2007, respectively.

We also maintain a nonqualified deferred compensation plan for the benefit of our key employees. The plan allows for eligible employees to defer a percentage of their total cash compensation. We typically match 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of their total cash compensation. Company contributions become 100% vested three years after contribution. We may also make discretionary contributions to the deferred compensation plan.

On March 26, 2009, we suspended all matching contributions to the nonqualified deferred compensation plan for the remainder of the year ended December 31, 2009. Prior to suspension of all matching contributions, Company contributions related to the plan were approximately $34,000, $176,000, and $207,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

13. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

We have three separately managed and reported business segments: North America, International and All Other. The accounting policies of our segments are consistent with those policies described in Note 1.

In the fourth quarter of 2009 we began to integrate Boomerang’s operations with the domestic operation and accordingly re-evaluated our operating segments. In the fourth quarter of 2009 we concluded that our operating segments were domestic, Boomerang, international licensee, LoJack Italia, LoJack SafetyNet and SCI. In accordance with the quantitative and qualitative criteria, we have aggregated our domestic and Boomerang units into our North America segment and international licensee and LoJack Italia into our International segment. LoJack SafetyNet and SCI do not meet the quantitative thresholds for separate reporting and have been grouped in All Other. In addition, we changed our measure of segment profit to operating income (loss). The presentation of all historical segment reporting has been recast to conform to our new management reporting structure.

Our North America segment includes our domestic operation which sells products that operate in all or a portion of 27 states and the District of Columbia, in the United States as well as Boomerang, a provider of stolen vehicle recovery in Canada. For the years ended December 31, 2009, 2008 and 2007 Boomerang had revenue of $12,558,000, $18,700,000 and $20,484,000 and operating losses of $13,822,000, $39,314,000 and $5,053,000, respectively. As of December 31, 2009 and 2008, Boomerang had assets of $6,633,000 and $19,570,000, respectively.

Our International segment sells products, licenses or owns and operates LoJack proprietary vehicle recovery technology in 32 countries and territories throughout Europe, Asia, Africa and Latin and South America and LoJack Italia. For the years ended December 31, 2009, 2008 and 2007 LoJack Italia had revenue of $1,186,000, $594,000 and $323,000 and operating losses of $3,847,000, $4,535,000 and $4,103,000, respectively. As of December 31, 2009 and 2008, LoJack Italia had assets of $6,626,000 and $4,296,000, respectively.

In 2008 we acquired the assets of Locator Systems (now known as LoJack SafetyNet) and SCI, providers of technology for the tracking and rescue or recovery of people at risk and valuable cargo and business information, respectively. The financial statement impact of these businesses is included in the All Other segment below.

The following table presents information about our operating segments for the years ended December 31, 2009, 2008 and 2007 (in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods considered to be reasonable by our management.

	North America Segment	International Segment	All Other	Consolidated
Year ended December 31, 2009

Revenue	$95,775	$36,063	$3,175	$135,013
Depreciation and amortization	7,885	447	465	8,797
Impairment of intangible assets and goodwill	14,038	—	—	14,038
Operating (loss) income (1)	(32,937)	(8,582)	(2,667)	(44,186)
Capital expenditures	4,596	180	502	5,278
Segment assets	99,020	43,822	4,648	147,490
Deferred revenue	56,017	1,682	184	57,883

Year ended December 31, 2008

Revenue	$132,542	$63,735	$2,402	$198,679
Depreciation and amortization	8,039	440	146	8,625
Impairment of intangible assets and goodwill	38,090	—	—	38,090
Operating (loss) income	(46,953)	20,609	(559)	(26,903)
Capital expenditures	6,026	563	107	6,696
Segment assets	139,850	50,622	5,404	195,876
Deferred revenue	62,080	1,006	122	63,208

Year ended December 31, 2007

Revenue	$169,004	$53,745	$—	$222,749
Depreciation and amortization	7,600	270	—	7,870
Impairment of intangible assets	3,298	—	—	3,298
Operating income (loss)	14,394	15,873	—	30,267
Capital expenditures	7,322	770	—	8,092
Segment assets	199,997	45,814	—	245,811
Deferred revenue	60,369	2,516	—	62,885

(1)	In the year ended December 31, 2009, we recognized a charge of $18,250,000 related to a legal settlement entered into with our former licensee in China. Based on management’s analysis, we allocated the settlement charge equally between LoJack Corporation, and LoJack Ireland, which are in our North America and International segments, respectively. (See a further discussion of the settlement under the heading Legal Settlement within Note 11).

The following table presents information about our geographic revenue, based on the location of our customers, for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
United States	$86,392	$116,244	$148,519
Africa, primarily South Africa	2,853	15,189	11,460
Latin American and Caribbean countries	28,103	44,106	34,177
Canada	12,558	18,700	20,484
Europe and Asia	5,107	4,440	8,109

Total	$135,013	$198,679	$222,749

The following table presents information about our revenue, by product and service lines, for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Products	$83,843	$130,632	$159,692
Early Warning Products	26,447	38,268	29,689
Warranties	12,264	14,065	15,905
Service	12,459	15,714	17,463

Total	$135,013	$198,679	$222,749

The following table presents information about our long-lived assets as of December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Canada	$2,135	$2,141
United States	15,246	17,777
Europe and other	1,604	1,823

Total	$18,985	$21,741

14. UNAUDITED QUARTERLY RESULTS

Our unaudited quarterly results are summarized below (in thousands, except per share data):

	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Year Ended December 31, 2009

Revenue	$27,841	$35,404		$36,121		$35,647
Gross profit	13,609	18,569		20,567		18,172
Net loss	(6,580)	(12,694	)(1)	(13,618	)(2)	(2,390	)(4)
Net loss attributable to LoJack Corporation	(6,428)	(12,515	)(1)	(13,439	)(2)	(2,279	)(4)
Basic and diluted loss per share attributable to LoJack Corporation	$(0.38)	$(0.73)		$(0.78)		$(0.13)

Year Ended December 31, 2008

Revenue	$46,129	$51,439		$52,887		$48,224
Gross profit	23,816	27,297		28,722		24,327
Net income (loss)	994	992		(34,755	)(3)	80
Net income (loss) attributable to LoJack Corporation	994	992		(34,687	)(3)	171
Basic earnings (loss) per share attributable to LoJack Corporation	$0.06	$0.06		$(2.05)		$0.01
Diluted earnings (loss) per share attributable to LoJack Corporation	$0.05	$0.06		$(2.05)		$0.01

(1)	In the second quarter of 2009, we recognized a pre-tax impairment charge of $14,038,000, which did not receive a tax benefit.
(2)	In the third quarter of 2009, we recognized a pre-tax charge of $18,250,000, or $13,551,000, net of tax, in connection with the settlement of the litigation and arbitration between the parties, LoJack Corp, LoJack Ireland, and certain of their affiliates, and Kington Holdings Limited and certain of its affiliates.
(3)	In the third quarter of 2008, we recognized a pre-tax impairment charge of $38,090,000, or $37,728,000, net of tax.
(4)	In the fourth quarter of 2009, we recognized additional depreciation of $1,000,000 related to software and other equipment placed into service in prior periods.

ITEM 9	—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities and Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our assessment of the effectiveness of our internal control over financial reporting was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 90.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LoJack Corporation

Westwood, Massachusetts

We have audited the internal control over financial reporting of LoJack Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 16, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 16, 2010

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

See Item 1, Business—Executive Officers of the Registrant.

The remainder of the information required by this Item 10 is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 20, 2010, or our definitive Proxy Statement under the headings “Proposal No. 1—Election of Directors,” “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management Shareholders”.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the information appearing in our definitive Proxy Statement under the headings “Executive Compensation” and “Compensation of Directors” and “Proposal No. 1—Election of Directors.”

ITEM 12	—	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the information appearing in our definitive Proxy Statement for under the headings “Security Ownership of Certain Beneficial Owners and Management Shareholders” and “Securities Authorized For Issuance Under Equity Compensation Plans.”

ITEM 13	—	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to our definitive Proxy Statement under the heading “Policy Governing Related Person Transactions” and “Corporate Governance.”

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our definitive Proxy Statement under the heading “Auditors.”

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following documents are filed as part of this annual report:

The financial statements and report of the independent registered public accounting firm required by this Item are included in Part II, Item 8.

(b)	Exhibits

3A.	Amended By-Laws (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 1992, filed with the Commission, File No. 001-08439).

3B.	Restated Articles of Organization, as amended (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on October 13, 2004, File No. 001-08439).

4A.	Amended Specimen Share Certificate (incorporated by reference to Exhibit 4A to File No. 2-98609).

10A.++	Restated and Amended Stock Incentive Plan, as restated February 28, 2001, and as amended on October 11, 2001 and December 23, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Commission, File No. 001-08439 (“the 2002 Form 10-K”)).

10B.++	Form of Senior Management Option Agreement (incorporated by reference to the 2002 Form 10-K).

10C.++	Form of Non-Employee Director Option Agreement (incorporated by reference to the 2002 Form 10-K).

10D.++	LoJack Corporation 2003 Stock Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (“the 2003 Form 10-K”)).

10E.++	Form of LoJack Corporation 2003 Stock Incentive Plan Stock Option Agreement (incorporated by reference to the 2003 Form 10-K).

10F.++	Form of LoJack Corporation Restricted Stock Agreement for Officers (incorporated by reference to the 2003 Form 10-K).

10G.	Boomerang Tracking Inc. Amendment to the Bell Mobility Contract (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission, File No. 001-08439).

10H.++	Forms of Single and Double Trigger Change of Control Agreements. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2006, File No. 001-08439).

10I.	Preferred Stock Purchase Agreement by and between SCIN, Inc. and LoJack Corporation dated October 12, 2006. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with Commission on November 9, 2006, File No. 001-08439).

10J.++	Retirement and Noncompetition Agreement by and between Joseph F. Abely and LoJack Corporation, dated November 17, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with Commission on November 21, 2006, File No. 001-08439).
10K.++	Amendment No. 5 to the LoJack Corporation 2003 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on November 5, 2007, File No. 001-08439).

10L.++	LoJack Corporation Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on February 20, 2008, File No. 001-08439).

10M.++	2009 Amendment to the LoJack Corporation Amended and Restated Non-Qualified Deferred Compensation Plan as of January 1, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2009, File No. 001-08439).

10N.++	2010 Amendment to the LoJack Corporation Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on February 17, 2010, File No. 001-08439).

10O.	Agreement for the Manufacturing & Supply of VLU 5 Products, by and between Plextek Limited, LoJack Equipment Ireland Limited, and LoJack Operating Company LP, effective January 1, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008, filed with the Commission on May 12, 2008, File No. 001-08439).

10P.++	LoJack Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement dated April 9, 2008, filed with the Commission on April 9, 2009, File No. 001-08439).

10Q++	Amendment to the LoJack Corporation 2008 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 27, 2009, File No. 001-08439).

10R.++	Form of LoJack Corporation 2008 Stock Incentive Plan Stock Option Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 22, 2008, File No. 001-08439).

10S.++	Form of LoJack Corporation 2008 Stock Incentive Plan Restricted Stock Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 22, 2008, File No. 001-08439).

10T.++	Form of LoJack Corporation 2008 Stock Incentive Plan Restricted Stock Agreement (Incentive Stock) (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 22, 2008, File No. 001-08439).

10U.++	Second Amendment to 2008 Restatement of the LoJack Corporation 401(k) Retirement Plan effective as of January 1, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2009, File No. 001-08439).

10V.++	Summary of LoJack Corporation Director Compensation (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 27, 2009, File No. 001-08439).

10W.++	LoJack Corporation Annual Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on February 17, 2010, File No. 001-08439).

10X.++	Retirement Agreement dated August 19, 2009 between LoJack Corporation and Mr. William R. Duvall (incorporated by reference to the Company’s Current Report on Form 10-Q, filed with the Commission on November 13, 2009, File No. 001-08439).

10Y.	Release and Settlement Agreement dated September 22, 2009 by and among LoJack Corporation, LoJack Equipment Ireland Limited and certain of their affiliates and Kington Holdings Limited and certain of its affiliates. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on September 23, 2009, File No. 001-08439).
10Z.	Multicurrency Revolving Credit Agreement dated as of December 29, 2009 by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on January 5, 2010, File No. 001-08439).

10AA.	Pledge Agreement dated September 22, 2009 between LoJack Corporation and certain affiliates and RBS Citizens, National Association (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on September 23, 2009, File No. 001-08439).

21.*	Subsidiaries of the Registrant.

23.*	Consent of Deloitte & Touche LLP.

31.1.*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.2.*	Rule 13a-14(a)/15(d)–14(a) Certification.

32.*	Certification Pursuant to 18 U.S.C Section 1350. (furnished)

*	Indicates an exhibit which is filed herewith.
++	Indicates an exhibit which constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Westwood, Commonwealth of Massachusetts, on the 16th day of March 2010.

LOJACK CORPORATION
(Registrant)

By:	/S/ RONALD V. WATERS III
Ronald V. Waters III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ RICHARD T. RILEY	Executive Chairman	March 16, 2010
Richard T. Riley

/S/ RONALD V. WATERS III	President, Chief Executive Officer and Director (principal executive officer)	March 16, 2010
Ronald V. Waters III

/S/ TIMOTHY P. O’CONNOR	Senior Vice President and Chief Financial Officer (principal financial officer, principal accounting officer)	March 16, 2010
Timothy P. O’Connor

/S/ RORY J. COWAN	Director	March 16, 2010
Rory J. Cowan

/S/ JOHN H. MACKINNON	Director	March 16, 2010
John H. MacKinnon

/S/ ROBERT J. MURRAY	Director	March 16, 2010
Robert J. Murray

/S/ ROBERT L. REWEY	Director	March 16, 2010
Robert L. Rewey

/S/ HARVEY ROSENTHAL	Director	March 16, 2010
Harvey Rosenthal

/S/ MARIA RENNA SHARPE	Director	March 16, 2010
Maria Renna Sharpe