Form 10-Q
period 2010-03-31
LOJACK CORP
filed 2010-05-10
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 5, 2010, there were 18,331,399 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,081	$36,490
Restricted cash	—	603
Marketable securities at fair value	943	1,834
Accounts receivable—Net	30,674	34,216
Inventories	10,849	10,665
Prepaid and other expenses	4,345	3,136
Prepaid and receivable income taxes	8,922	9,076
Deferred income taxes	6,638	6,653

Total current assets	93,452	102,673
PROPERTY AND EQUIPMENT—NET	18,531	18,985
DEFERRED INCOME TAXES	8,926	8,824
INTANGIBLE ASSETS—NET	583	674
GOODWILL	1,717	1,717
OTHER ASSETS—NET	13,393	14,617

TOTAL ASSETS	$136,602	$147,490

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,699	$7,236
Accrued and other liabilities	8,869	9,253
Current portion of deferred revenue	23,931	24,416
Accrued compensation	4,292	3,002

Total current liabilities	42,791	43,907
LONG TERM DEBT	11,122	13,375
DEFERRED REVENUE	32,417	33,467
OTHER ACCRUED LIABILITIES	2,337	2,314
ACCRUED COMPENSATION	1,786	2,493

Total liabilities	90,453	95,556

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)

EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding 18,343,038 at March 31, 2010 and 18,359,738 at December 31, 2009	183	183
Additional paid-in capital	19,018	18,072
Accumulated other comprehensive income	6,460	7,531
Retained earnings	20,419	25,997

Total LoJack Corporation equity	46,080	51,783
Noncontrolling interest in subsidiary	69	151

Total equity	46,149	51,934

TOTAL	$136,602	$147,490

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Revenue	$30,788	$27,841
Cost of goods sold	16,332	14,232

Gross profit	14,456	13,609

Costs and expenses:
Product development	1,924	1,600
Sales and marketing	7,469	7,575
General and administrative	9,242	8,958
Depreciation and amortization	1,735	1,691

Total	20,370	19,824

Operating loss	(5,914)	(6,215)

Other income (expense):
Interest income	97	157
Interest expense	(173)	(150)
Other, net	414	(592)

Total	338	(585)

Loss before provision (benefit) for income taxes and net loss of noncontrolling interest	(5,576)	(6,800)
Provision (benefit) for income taxes	83	(220)

Net loss	(5,659)	(6,580)
Less: Net loss attributable to the noncontrolling interest	(81)	(152)

Net loss attributable to LoJack Corporation	$(5,578)	$(6,428)

Loss per share attributable to LoJack Corporation:
Basic	$(0.32)	$(0.38)

Diluted	$(0.32)	$(0.38)

Weighted average shares:
Basic	17,283,560	17,059,046

Diluted	17,283,560	17,059,046

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,659)	$(6,580)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	1,088	992
Depreciation and amortization	1,881	1,888
Fair value adjustment to warrants	(213)	(141)
Allowance for doubtful accounts	(27)	(60)
Deferred income taxes	51	(82)
Loss on disposal of property and equipment	1	3
Gain on marketable securities	(332)	(30)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	3,381	7,480
Inventories	(147)	(2,328)
Prepaid and other expenses	(1,233)	(321)
Prepaid income taxes	158	(232)
Other assets	86	270
Accounts payable	(1,513)	(1,346)
Accrued and other liabilities	867	(2,252)
Deferred revenue	(1,323)	(1,681)

Net cash used in operating activities	(2,934)	(4,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,372)	(1,177)
Proceeds from the sale of marketable securities	1,223	4,051
Restricted cash	603	—

Net cash provided by investing activities	454	2,874

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(3,157)	(923)
Proceeds from debt	479	1,064
Payment of tax withholding obligations related to stock	(142)	(43)

Net cash (used) in provided by financing activities	(2,820)	98

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(109)	(57)

DECREASE IN CASH AND CASH EQUIVALENTS	(5,409)	(1,505)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,490	57,888

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,081	$56,383

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by LoJack Corporation and its subsidiaries, or “LoJack”, “we”, “our”, or “the Company”, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements include the accounts of LoJack, its wholly-owned subsidiaries, and SC-Integrity, or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2010, and the results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, which includes consolidated financial statements and notes thereto for the year ended December 31, 2009.

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

The weighted average shares used for the basic and diluted computations for the three months ended March 31, 2010 and 2009, respectively, is as follows:

	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Weighted average shares for basic and diluted	17,283,560	17,059,046

Because of the losses reported for the three months ended March 31, 2010 and 2009, respectively, all shares of stock issuable pursuant to stock options and unvested stock have not been considered for dilution as their effect would be anti-dilutive. For the three months ended March 31, 2010, 2,782,940 stock options and 996,595 shares of restricted stock were excluded from the computation of diluted net loss per share. For the three months ended March 31, 2009, 2,432,947 stock options and 485,984 shares of restricted stock were excluded from the computation of diluted net loss per share. Performance shares totaling 141,225 and 73,600 were excluded from the computation of earnings per share as of March 31, 2010 and 2009, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.

3. Inventories

Inventories are classified as follows (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$995	$633
Work in process	851	894
Finished goods, net	9,003	9,138

Total inventories	$10,849	$10,665

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Stock Compensation

Stock Options

The following table presents activity of all stock options for the year three month period ended March 31, 2010:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	2,265,080	$7.94
Granted	619,200	4.20
Exercised	0	—
Cancelled or forfeited	(101,340)	8.02

Outstanding at March 31, 2010	2,782,940	$7.31	5.08	$28

Vested and expected to vest at March 31, 2010	2,733,377	$7.36	5.06	$27
Exercisable at March 31, 2010	1,259,615	$9.40	3.83	$7

The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $4.13 per share as of March 31, 2010.

Unvested Stock

Unvested stock represents shares of common stock that are subject to the risk of forfeiture until the fulfillment of specified company performance criteria. Our unvested stock awards generally cliff vest on the first, second or third anniversary date of the grant.

For grants which vest based on specified company performance criteria, the grant date fair value of the shares is recognized over the period of performance once achievement of such criteria is deemed probable. For grants that vest through passage of time, the grant date fair value of the award is recognized over the vesting period. The fair value of unvested stock awards is determined based on the number of shares granted and the market value of our shares on the grant date.

The following table presents activity of all unvested stock for the three month period ended March 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	799,524	$6.01
Granted	384,925	4.31
Vested	(100,362)	10.76
Forfeited/cancelled	(87,492)	5.17

Unvested at March 31, 2010	996,595	$4.95

5. Investments and Fair Value Measurements

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

Financial assets and liabilities recorded on the accompanying condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets that are accounted for at fair value on a recurring basis at March 31, 2010, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$1,299	$1,299	$—	$—
Marketable securities	943	943	—	—
Absolute Software warrants	427	—	427	—
Equity investment in French licensee	441	441	—	—

Total	$3,110	$2,683	$427	$—

Our investments associated with our Nonqualified Deferred Compensation Plan consist of mutual funds that are publicly traded and for which market prices are readily available. Gains and losses related to our investments associated with our Nonqualified Deferred Compensation Plan are recorded in other income (expense) in the statement of operations.

In June 2005, we entered into a ten-year trademark license agreement with Absolute Software, Inc., or Absolute, a Vancouver, British Columbia, Canada based computer theft recovery company to brand its consumer offering “LoJack for Laptops®.” In addition to an annual per unit royalty, we were granted to us 1,000,000 (on a post split basis) warrants to purchase Absolute’s common stock with vesting on a pro rata basis over a five year period commencing on July 1, 2006. As of March 31, 2010, we held 200,000 unvested warrants. We have concluded that a measurement date is not achieved until the warrants become vested and exercisable. Prior to reaching a measurement date, the fair value of unvested warrants is calculated utilizing a Black-Scholes option pricing model and the earned and unearned revenue is adjusted to fair value. Once a measurement date has been reached, the fair value of vested warrants is measured and the revenue related to the vested warrants becomes fixed with revenue recognized over the remaining term of the licensing agreement. Subsequent to reaching a measurement date, the vested warrants are accounted for as derivatives, which require that the warrants be recorded at fair value at each reporting date with any changes in fair value being recorded in the statement of operations.

As of March 31, 2010, we held 166,500 Absolute common shares as marketable securities that we have designated as trading securities. The gains and losses on these securities are recorded in other income (expense) in the statement of operations. These shares are publicly traded and a market price is readily available.

Our equity investment in our French licensee is publicly traded and a market price is readily available. Because the quoted stock price of our investment fell below our recorded cost for an extended period of time, we recorded an other-than-temporary decline in our investment in other income (expense) in the statement of operations in the first quarter of 2009.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Assets that are not measured at fair value on an ongoing basis are subject to fair value adjustments only in certain circumstances. Our assets in this category include cost and equity method investments that are written down to fair value when their declines are determined to be other-than-temporary, and long-lived assets or goodwill that are written down to fair value when they are held for sale or determined to be impaired.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We use Level 3 inputs to measure the fair value of goodwill and intangible assets on their annual measurement dates or, if a triggering event occurs, on an interim basis.

As of March 31, 2010, investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, and a 17.5% equity interest in our Benelux licensee, totaling $496,000. Our investments in the aforementioned licensees are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. Management periodically reviews the carrying value of these investments using Level 3 inputs such as projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no impairments to the fair value of these investments for all periods presented.

Financial Instruments not Measured at Fair Value

Some of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.

At March 31, 2010, the carrying value of $11,122,000 of our long term debt approximated the fair value, because the two year multicurrency revolving credit agreement, which was established on December 29, 2009, carries a variable rate of interest which is adjusted periodically and reflects current market conditions. Also see Note 6.

6. Debt

As of March 31, 2010 and December 31, 2009, our debt consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Long-term debt
Canadian dollar denominated term loan—long term	$11,122	$13,375

Total Canadian dollar denominated term loan	$11,122	$13,375

On December 29, 2009, we entered into a multicurrency revolving credit agreement, or the Credit Agreement, with RBS Citizens, N.A., as a Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multicurrency revolving credit facility in the maximum amount of USD $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate currencies). We have the right to increase the aggregate amount available to be borrowed under the USD $30,000,000 multicurrency facility up to USD $50,000,000, subject to certain conditions, including consent of the lenders. At March 31, 2010, based upon the borrowing base calculation, we had borrowing availability of $4,715,000.

The outstanding borrowings under the Credit Agreement totaled CAD $11,336,000 (equivalent to USD $11,122,000) as of March 31, 2010. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of March 31, 2010 was 3.57%. As of March 31, 2010, we also had three outstanding irrevocable letters of credit in the aggregate amount of $1,286,000. The letters of credit reduce our outstanding borrowing availability under the Credit Agreement.

The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers, and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends is permitted but is limited only to the extent such payments affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair our ability to borrow under the facility. At March 31, 2010, we were in compliance with all of the financial covenants.

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

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Comprehensive Loss

Total comprehensive loss and its components for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(5,659)	$(6,580)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(867)	319
Unrealized loss on marketable securities	(204)	—

Total comprehensive loss	(6,730)	(6,261)
Less: Comprehensive loss attributable to noncontrolling interest	(81)	(152)

Comprehensive loss attributable to LoJack Corporation	$(6,649)	$(6,109)

Total accumulated other comprehensive income and its components were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Marketable Securities	Total Accumulated Other Comprehensive Income
Balance at January 1, 2010	$7,171	$360	$7,531
Foreign currency translation adjustments	(867)	—	(867)
Unrealized loss on marketable securities, net of tax	—	(204)	(204)

Balance at March 31, 2010	$6,304	$156	$6,460

8. Income Taxes

We recorded an $83,000 provision for income taxes for the three months ended March 31, 2010, which includes the establishment of a valuation allowance for deferred tax assets in a Canadian subsidiary of $282,000. This charge was largely offset by a benefit from losses in continuing operations. For the three months ended March 31, 2009 we recognized a benefit of $220,000 on losses incurred during that period. Our effective income tax rate for the three months ended March 31, 2010 was (1.5)% while our effective income tax rate for the three months ended March 31, 2009 was 3.3%.

The majority of our deferred tax assets for which a valuation allowance has not been provided against are domestic temporary differences. In concluding that no domestic valuation allowance was necessary for these assets as of March 31, 2010, we considered both the positive and negative evidence, the weight of the evidence, the amount and timing of projected taxable income, and future trends related to our domestic business operations. The positive evidence included our history of domestic taxable income and of tax attributes not expiring unused. We continue to monitor the positive and negative evidence and, if our domestic business continues to incur losses, we may be required to record a valuation allowance for these assets.

9. Segment Reporting

We have three separately managed and reported business segments: North America, International and All Other.

In the fourth quarter of 2009 we began the integration of Boomerang’s operations with our domestic operations and we re-evaluated our operating segments. In the fourth quarter of 2009, we identified the following operating segments: domestic, Boomerang, international licensee, LoJack Italia, LoJack SafetyNet and SCI. In accordance with the quantitative and qualitative criteria, we have aggregated our domestic and Boomerang units into our North America segment, and our international licensee and LoJack Italia units into our International segment. LoJack SafetyNet and SCI do not meet the quantitative thresholds for separate reporting and have been grouped in All Other. In addition, we changed our measure of segment profit to operating income (loss). The presentation of all historical segment reporting has been recast to conform to our new business segment reporting structure.

Our North America segment includes our domestic operations, which sells products that operate in all or a portion of 28 states and the District of Columbia in the United States, and Boomerang, a provider of stolen vehicle recovery products and services in Canada.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our International segment includes our international operations, which sell products, and license or own and operate LoJack proprietary vehicle recovery technology in 32 countries and territories throughout Europe, Asia, Africa and Latin and South America and through our wholly-owned subsidiary in Italy, LoJack Italia.

Our All Other segment includes the results of LoJack SafetyNet and SCI. LoJack SafetyNet and SCI provide technology for the tracking and rescue or recovery of people at risk and valuable cargo and business information, respectively.

The following table presents information about our operating segments for the three months ended March 31, 2010 and 2009, respectively (in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods considered to be reasonable by our management.

	North America Segment	International Segment	All Other	Consolidated
Consolidated Statements of Operations Data
Three Months Ended March 31, 2010
Revenue	$23,052	$6,873	$863	$30,788
Depreciation and amortization	1,654	99	128	1,881
Operating loss	(5,116)	(209)	(589)	(5,914)

Three Months Ended March 31, 2009
Revenue	$23,058	$3,986	$797	$27,841
Depreciation and amortization	1,758	43	87	1,888
Operating loss	(4,104)	(1,564)	(547)	(6,215)

10. Commitments and Contingent Liabilities

California Class Action Litigation

On April 5, 2006, a suit was filed against LoJack Corporation in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. The plaintiff contends that we improperly credited break time and overtime pay and seeks unspecified monetary and injunctive relief. In September 2007, the United States District Court for the Central District of California dismissed the plaintiff’s federal law claims which represented the largest part of our potential exposure. The plaintiff appealed the District Court’s decision and, on August 21, 2009, the Ninth Circuit affirmed the district court’s grant of summary judgment except as to the claim for compensation for the required postliminary data transmission, which was vacated. The plaintiff filed a petition for rehearing to the Ninth Circuit and on March 2, 2010 the Ninth Circuit rendered its decision. The Ninth Circuit affirmed the district court’s grant of summary judgment except as to (i) the claim for compensation for commuting under state law and (ii) the required postliminary data transmission, which were vacated. Our petition for rehearing to the Ninth Circuit was denied.

Due to the dismissal of the plaintiff’s claims in federal court as discussed above, in November 2007, the plaintiff also filed state law claims in California State Court. In January 2008, we removed the state law claims to the United States District Court for the Central District of California. The plaintiff filed a motion to remand the case back to California State Court and that motion was subsequently granted. The plaintiff’s motion for class certification and our motion for summary judgment and opposition to class certification were heard on April 16, 2009. In June 2009, the California State Court granted the plaintiff’s claims for class certification with respect to 9 claims. The court denied certification with respect to 5 of the claims and did not rule on our motion for summary judgment. We appealed this decision and a hearing took place on March 18, 2010. On March 26, 2010, the California State Appellate Court denied certification respect to six claims and affirmed certification with respect to three claims, including missed meal and rest breaks.

We have made accruals in the amount of $750,000 in the three-month period ended March 31, 2010, with respect to certain of these matters, where a potential loss is considered probable. For the other matters, the amount of liability is not probable and the amount of reasonably possible loss cannot be estimated. The matters discussed above, if decided adversely to, or settled by us, individually or in the aggregate, may result in liability material to our financial condition or results of operation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: (i) the continued and future acceptance of and demand for our products and services; (ii) our ability to obtain financing from lenders; (iii) the outcome of the ongoing litigation involving the company; (iv) the rate of growth in the industries of our customers; (v) the presence of competitors with greater technical, marketing, and financial resources; (vi) our customers’ ability to access the credit markets; (vii) our ability to promptly and effectively respond to technological change to meet evolving customer needs; (viii) our ability to successfully develop and expand our products, channels and operations; and (ix) changes in general economic, political or geographical conditions. For a further discussion of these and other significant factors to consider in connection with forward–looking statements concerning us, reference is made to Item 1A “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2009.

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

In the fourth quarter of 2009, we began the integration of Boomerang’s operations with our domestic operations and we re-evaluated our operating segments. In the fourth quarter of 2009 we identified the following operating segments: domestic, Boomerang, international licensee, LoJack Italia, LoJack SafetyNet and SCI. In accordance with the quantitative and qualitative criteria, we aggregated our domestic and Boomerang units into our North America segment, and our international licensee and LoJack Italia units into our International segment. LoJack SafetyNet and SCI do not meet the quantitative thresholds for separate reporting and have been grouped in All Other. In addition, we changed our measure of segment profit to operating income (loss). The presentation of all historical segment reporting has been recast to conform to our new business segment reporting structure.

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

Our revenue in Canada is derived from the sale of Boomerang Espion, Boomerang Espion Alert, Boomerang, Boomerang2 and BoomerangXpress Units, related products, and service contracts. Certain insurance companies in Quebec and Ontario offer rebates to customers who install a Boomerang Unit in their high priced or high risk of theft vehicles and, in many instances, require installation of a Boomerang Unit in such vehicles.

Those who purchase Boomerang Units are also required to enter into a service contract. The terms of service contracts offered range from 12 to 60 months and are payable in full upon activation of the related unit or renewal of a previous service contract.

International Segment

Internationally, our stolen vehicle recovery technology is operational in 32 countries and territories around the world. We have existing licensees in Latin and South America, Europe, Africa and the Asia Pacific Rim. Revenue from this segment consists of product sales to our licensees, royalties and license fees.

We record additions to deferred revenue for international license fees and recognize the revenue over the term of the license (generally ten years). Royalty revenue is recognized when earned.

Italy is the only country outside of North America where we own and operate a stolen vehicle recovery network. Consumers who purchase LoJack Units in Italy are also required to enter into a service contract with LoJack Italia. The terms of service contracts offered range from 12 to 84 months and are payable in full upon activation of the related unit or renewal of a previous service contract, except for the “Fleet” market, whose units and tracking service is payable on a monthly basis.

All Other Segment

Our All Other segment revenue is derived from our SCI and LoJack SafetyNet operations. SCI revenue is derived from the sale of cargo and business information tracking devices as well as subscription fees for monitoring service alerts and activity reporting.

LoJack SafetyNet revenue is primarily comprised of the sale of Search and Rescue, or SAR, receivers, Personal Locator Units, or PLUs, and replacement parts.

Key Economic Factors and Trends and our Business

North America Segment

In the first quarter of 2010, our North American business began to stabilize as recent automobile industry projections indicate that new vehicle sales may exceed prior expectations of 11 to 11.5 million units for the year. In the United States market, penetration rates have remained even with those experienced in the fourth quarter of 2009, which demonstrates that our business has not been significantly impacted by any competing technology. Our unit volume performance improved each month during the quarter, which is an encouraging trend. As the United States auto market recovers, we expect that our installations will increase in a manner that is consistent with the market trends.

International Segment

In the first quarter of 2010, our international business strengthened. Our licensees have returned to more normalized purchasing patterns and their orders reflect new demand for our products. Our business in Italy is gaining traction and delivered growth in terms of both revenue and subscriber base in the first quarter of 2010.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies and estimates which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition and deferred revenue, accounts receivable, valuation of investments, valuation of long-lived assets, intangibles and goodwill, and income taxes. These critical accounting policies and estimates are the same as those detailed in the Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations for the three months ended March 31, 2010 versus the three months ended March 31, 2009

Revenue

Revenue for the three months ended March 31, 2010 increased by $2,947,000 as compared to the same period in 2009. The following table presents revenue by our segments (dollars in thousands):

	Three Months Ended March 31,		Percentage Change 2010 vs. 2009
	2010	2009
North America	$23,052	$23,058	0%
International	6,873	3,986	72
All Other	863	797	8

Total revenue	$30,788	$27,841	11%

Revenue related to our North America segment declined $6,000 for the three months ended March 31, 2010 as compared to the same period in 2009.

Certain distribution channels in the United States market continued to be affected by the economic downturn as our commercial and motorcycle channels saw revenue declines of 35% and 17%, respectively. Revenue for our dealer channel was flat when compared to the same period in 2009, while our direct channel experienced a revenue increase of 8%.

The activity that resulted in a modest net decrease in North America segment revenue for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily attributable to:

•

A decrease of $748,000, or 5%, in revenue from LoJack Units, primarily due to a 6% decrease in average revenue per unit sold offset by a 1% increase in the number of units sold during the three months ended March 31, 2010 as compared to the same period in 2009;

•

A decrease of $106,000, or 17%, in revenue from the motorcycle channel caused by a 570, or 32%, decrease in the number of units sold from 1,780 to 1,210 units, partially offset by a 22% increase in the average revenue per unit sold;

•	A decrease of $54,000, or 2%, in revenue from the sale of warranty products; and

•	A decrease of $106,000, or 4%, in revenue from our Early Warning product, which is deferred at the time of sale and amortized over a 5 year period; partially offset by

•	An increase of $331,000, or 12%, in revenue related to our Boomerang products primarily due to the favorable exchange rate;

•	An increase of $100,000, or 71%, in revenue due to royalty revenue from an increase in the fair value of the stock warrants issued to us by Absolute; and

•

An increase of $577,000, or 1850%, in all other revenue including a decrease in sales promotions offered to our dealers, offset by an increase in fees charged for inspections and offsite installations.

Revenue related to our international segment increased $2,887,000 for the three months ended March 31, 2010 as compared to the same period in 2009.

This increase was primarily due to a 132% increase in unit volume compared to the same period one year ago. Our international unit volume and revenue in 2009 reflected the impact of the deteriorating global economic conditions and the effects of inventory build-up by certain licensees at the end of the fourth quarter of 2008. In the first quarter of 2010, our international business strengthened as a result of orders from our licensees in Latin America and South Africa. Our licensees have returned to more normalized purchasing patterns and their orders reflect new demand for our products.

The increase in international segment revenue for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily attributable to:

•	An increase of $951,000 in revenue from African licensees due to an increase in the number of units sold from 0 units in 2009 to 12,050;

•

An increase of $1,298,000, or 40%, in revenue from Latin American licensees due to an 89% increase in the number of units sold from 37,700 to 71,250, partially offset by a 26% decrease in average revenue per unit; and

•

An increase of $603,000, or 476%, in revenue from European licensees and LoJack Italia due to a 584% increase in the number of units sold from 954 to 6,528, partially offset by a 16% decrease in average revenue per unit.

Revenue related to our All Other segment increased $66,000 for the three months ended March 31, 2010 compared to the same period in 2009.

Cost of Goods Sold

The following table presents cost of goods sold by our segments (dollars in thousands):

	Three Months Ended March 31,		Percentage Change 2010 vs. 2009
	2010	2009
North America	$12,256	$11,782	4%
International	3,705	2,064	80
All Other	371	386	(4)

Total cost of goods sold	$16,332	$14,232	15%

As a percentage of total revenue, cost of goods sold was 53% and 51% for the three months ended March 31, 2010 and 2009, respectively.

As a percentage of North America revenue, cost of goods sold relating to our North America segment was 53% and 51% for the three months ended March 31, 2010 and 2009, respectively. The increase in cost of goods sold as a percentage of revenue is due to increased unit volume related to the lower margin United States bulk installation program and increased product warranty expense related to the Boomerang technology in Canada during the three months ended March 31, 2010 as compared to the same period in 2009.

As a percentage of International revenue, cost of goods sold relating to our international segment was 54% and 52% for the three months ended March 31, 2010 and 2009, respectively. The increase in cost of goods sold as a percentage of revenue is the result of significant volume increases to our larger licensees who generally receive higher volume discounts.

As a percentage of revenue, our cost of goods sold associated with the All Other segment for the three months ended March 31, 2010 and 2009 was 43% and 48%, respectively.

Operating Expenses

The following table presents our operating expenses (dollars in thousands):

	Three Months Ended March 31,		Percentage Change 2010 vs. 2009
	2010	2009
Product development	$1,924	$1,600	20%
Sales and marketing	7,469	7,575	(1)
General and administrative	9,242	8,958	3
Depreciation and amortization	1,735	1,691	3

Total operating expenses	$20,370	$19,824	3%

Product Development

As a percentage of total revenue, product development expenses were 6% for both the three months ended March 31, 2010 and 2009.

Product development expenses increased $324,000 for the three months ended March 31, 2010 as compared to the same period in 2009. The increase in 2010 was primarily due to an increase of $140,000 in compensation expenses due to a discretionary retention bonus payment made during the three months ended March 31, 2010; an increase in stock compensation expense and the reinstatement of the match under our 401(k) plan; and $195,000 in product development costs primarily due to increased engineering support related to the Boomerang technology in Canada.

We expect product development expenses as a percentage of revenue to continue to be higher in 2010 than in 2009 as we enhance our technologies and introduce new products that leverage our brand recognition, proven technology and understanding of the process of stolen vehicle recovery.

Sales and Marketing

As a percentage of total revenue, sales and marketing expenses were 24% and 27% for the three months ended March 31, 2010 and 2009, respectively.

The decrease of $106,000 for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily attributable to:

•	Decreased advertising expenses of $207,000 due to management’s decision to reduce the advertising budget;

•

Decreased compensation expenses of $127,000 due to a reduction in workforce and decreased incentive compensation as a result of lower sales volumes; offset by a discretionary retention bonus payment made during the three months ended March 31, 2010, and the reinstatement of the match under our 401(k) plan; and

•	Decreased provision for credit losses of $41,000 driven primarily by improvement in the domestic receivable aging; partially offset by

•	Increased facilities expenses of $198,000 related primarily to the costs of maintaining our sales offices, which were previously included in general and administrative expenses; and

•	Increased travel and entertainment costs of $75,000.

General and Administrative

As a percentage of total revenue, general and administrative expenses were 30% and 32% for the three months ended March 31, 2010 and 2009, respectively.

The increase of general and administrative expenses of $284,000, for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily attributable to:

•

Increased compensation expenses of $378,000 due to a discretionary retention bonus payment made during the three months ended March 31, 2010, increased stock compensation expense and the reinstatement of the match under our 401(k) plan for 2010;

•	Increased other expenses of $733,000 primarily due to the accrual of a loss contingency related to the wage and hour related litigation in California discussed in Note 10; partially offset by

•	Decreased legal expenses of $641,000, which were primarily attributable to the litigation with our former licensee in China which has been settled; and

•

Decreased facilities expenses of $190,000 related to the costs of maintaining our sales offices which were previously included in general and administrative expenses and are now classified as sales and marketing expenses.

Depreciation and Amortization

As a percentage of total revenue, depreciation and amortization expenses were approximately 6% for both the three months ended March 31, 2010 and 2009, respectively.

Depreciation and amortization expenses increased by $44,000, for the three months ended March 31, 2010 as compared to the same period one year ago. The modest increase is primarily related to certain assets being placed into service in the fourth quarter of 2009.

Other Income (Expense)

The following table presents our other income (expense) (dollars in thousands):

	Three Months Ended March 31,		Percentage Change 2010 vs. 2009
	2010	2009
Interest income	$97	$157	(38)%
Interest expense	(173)	(150)	15
Other income (expense)	414	(592)	(170)

Total other income (expense)	$338	$(585)	(158)%

Other income for the three months ended March 31, 2010 increased by $923,000 from an expense of $585,000 for the three months ended March 31, 2009 to income of $338,000 for the same period in 2010. This change is primarily attributable to the following:

•	Decreased interest income of $60,000, which is primarily due to lower interest rates and lower average cash balance;

•	Increased interest expense of $23,000, which is primarily due to a higher interest rate offset by a lower average principal debt balance; and

•

Increased other income of $1,006,000 which is primarily attributable to: (i) a $332,000 gain associated with the valuation of Absolute common stock as compared to a gain of $29,000 in the same period of 2009, (ii) a gain of $75,000 related to investments in the deferred compensation plan as compared to a $397,000 loss in the three months ended March 31, 2009, and (iii) a $180,000 decrease in losses related to foreign currency transactions.

(Benefit) Provision for Income Taxes

We recorded an $83,000 provision for income taxes for the three months ended March 31, 2010, which includes the establishment of a valuation allowance for deferred tax assets in a Canadian subsidiary of $282,000. This charge was largely offset by a benefit from losses in continuing operations. For the three months ended March 31, 2009, we recognized a benefit of $220,000 on losses incurred during that period. Our effective income tax rate for the three months ended March 31, 2010 was (1.5)% while our effective income tax rate for the three months ended March 31, 2009 was 3.3%.

The majority of our deferred tax assets for which a valuation allowance has not been provided against are domestic temporary differences. In concluding that no domestic valuation allowance was necessary for these assets as of March 31, 2010, we considered both the positive and negative evidence, the weight of the evidence, the amount and timing of projected taxable income, and future trends related to our domestic business operations. The positive evidence included our history of domestic taxable income and of tax attributes not expiring unused. We continue to monitor the positive and negative evidence and, if our domestic business continues to incur losses, we may be required to record a valuation allowance for these assets.

Net Loss and Loss Per Share Attributable to LoJack Corporation

As a result of the foregoing, the net loss attributable to LoJack Corporation decreased by $850,000 from a net loss of $6,428,000 for the three months ended March 31, 2009, to a net loss of $5,578,000 for the three months ended March 31, 2010. For the three months ended March 31, 2010, the loss per share attributable to LoJack Corporation was $0.32 per diluted share as compared to a loss of $0.38 per diluted share in the same period in 2009.

Recently Adopted Accounting Guidance

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167, as codified in ASC 810, Consolidations, or ASC 810. ASC 810 amends FIN 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation previously known as ARB No. 51, by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach. ASC 810 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur, ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and additional disclosures about an enterprise’s involvement in variable interest entities. Our adoption of ASC 810 as of January 1, 2010 did not have an impact on our consolidated results of operations and financial position.

In January 2010, the FASB revised accounting standards related to fair value measurements to expand disclosure requirements to include significant transfers of assets and liabilities in and out of Level 1 and Level 2 fair value measurements and the reasons for those transfers, as well as a gross presentation of purchases, sales, issuances and settlements within the rollforward of changes in Level 3 assets and liabilities. The revised standards also provide clarification to existing fair value disclosure requirements related to the level of disaggregation and disclosure about inputs and valuation techniques. The majority of the requirements of these revised accounting standards was effective and adopted by us in the first quarter of 2010 and had no impact on the consolidated balance sheet or results of operations. Certain requirements related to the gross presentation of activity in the rollfoward of changes in Level 3 assets and liabilities will become effective for fiscal years beginning after December 15, 2010 and for interim reporting periods within those fiscal years.

Accounting Guidance Issued But Not Yet Adopted

In September 2009, the FASB ratified EITF Issue 08-1, Revenue Arrangements with Multiple Deliverables as codified in ASC 605, Revenue Recognition, or ASC 605. ASC 605 provides greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement. In addition, ASC 605 requires the use of estimated selling price to allocate arrangement considerations, resulting in the elimination of the use of the residual method of accounting. ASC 605 will be effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Earlier application is permitted. We are currently evaluating the impact of adopting ASC 605 on our consolidated results of operations and financial position.

Liquidity and Capital Resources

Our liquidity is primarily contingent on continued customer demand for our products and services and continuing our existing relationships with automobile dealers, insurance companies, international licensees and certain law enforcement agencies. In response to trends in the automotive industry, we developed, and in the fourth quarter of 2009 we launched, our next generation product which enables us to expand into the hybrid auto segment, further expedite installations and provide the opportunity for covert installation of the LoJack Units in a greater number of locations within a vehicle. We believe that we will be able to keep pace with required technological changes in our products and expect that our sales and marketing initiatives will continue to drive demand.

On December 29, 2009, we entered into a multicurrency revolving credit agreement, or the Credit Agreement, with RBS Citizens, N.A., as a Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multicurrency revolving credit facility in the maximum amount of USD $30,000,000, subject to borrowing base limitations, (or its equivalent in alternate currencies). We have the right to increase the aggregate amount available to be borrowed under the USD $30,000,000 multicurrency facility up to USD $50,000,000, subject to certain conditions, including consent of the lenders. At March 31, 2010, based upon the borrowing base calculation we had borrowing availability of $4,715,000.

The outstanding borrowings under the Credit Agreement totaled CAD $11,336,000 (equivalent to USD $11,122,000) as of March 31, 2010. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of March 31, 2010 was 3.57%.

The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers; and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends is permitted and is limited only to the extent such payments affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the facility. At March 31, 2010, we were in compliance with all of the financial covenants.

The Credit Agreement terminates on December 29, 2011, at which point all amounts outstanding are due. This Credit Agreement is guaranteed by our United States subsidiaries and certain Canadian subsidiaries and it is secured by all United States assets, including our intellectual property and a pledge of 100% of the stock of Boomerang Tracking Inc. and 65% of the capital stock of LoJack Ireland.

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

On February 15, 2008 our Board of Directors authorized 1,000,000 shares to our repurchase program for a 10b5-1 Plan and additionally renewed the remaining management discretion authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. We did not repurchase under the stock repurchase plan and given the current capital market environment, we do not expect to repurchase any stock under the repurchase program in 2010. For the three months ended March 31, 2010, we repurchased 33,650 shares of common stock at an average price per share of $4.22. These shares were acquired from our employees or directors in accordance with our 2008 Stock Incentive Plan as a result of share withholdings to satisfy obligations related to stock grants.

We plan to continue to improve and expand our infrastructure and explore opportunities in international markets, including the potential for strategic partnerships or acquisitions, alliances and/or equity investments.

We have commercial operations in Italy through LoJack Italia which began in 2005. We estimate that the development of the LoJack Italia business will require an additional investment of approximately $4,000,000 to $8,000,000 over the next two to three years. Based on our experience with current international licensees, we believe LoJack Italia will generate long-term profitability and value after the investment period. This investment is part of our strategy to own a controlling interest in select international markets that present a significant long-term financial growth opportunity.

We expect the initiative to own and operate the Italian stolen vehicle recovery network, expand the LoJack SafetyNet brand in the United States and Canada, fund Boomerang’s operating cash deficit, combined with our longer term international investment requirements and domestic expansion, to be funded using existing cash, cash flows from operations and, if needed, our existing credit facility.

We intend to continue to improve upon our existing technologies and develop new technologies and we may introduce new products that leverage our strong brand recognition, proven technology and understanding of the process of stolen vehicle recovery. We are in the process of complying with FCC regulations to change our network from wideband to narrowband. The United States federal government’s move from wide to narrowband channels requires us to make changes to our existing infrastructure. We plan to expand into additional markets as they become economically feasible.

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

We expect capital expenditures for 2010 to be between $4,400,000 and $5,700,000, which we expect to fund out of our existing working capital, which was $50,661,000 and included $31,081,000 of cash as of March 31, 2010. Non-discretionary capital expenditures budgeted for 2010 include: $500,000 to $630,000 for enhancement of our core tracking and recovery technology; $600,000 to $715,000 for development of our next generation LoJack SafetyNet technology; and $1,400,000 to $1,700,000 for enhancements to our internal systems and technology infrastructure. Discretionary expenditures for 2010, which could be delayed to a future period, include $1,900,000 to $2,700,000 for additional hardware infrastructure and system upgrades. However, we currently have no plans to delay these projects or reduce these spending levels. For the three months ended March 31, 2010, we had capital expenditures of $1,372,000.

If we pursue significant opportunities in domestic and international markets, we may be required to find additional sources of capital. We believe the sources available to us will be adequate for the next 12 months and on a long-term basis. We plan to fund our existing operations, including capital expenditures, using existing cash, cash flows from operations and, if needed, the existing borrowing facilities discussed above.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2010	2009
Cash (used in) provided by:
Operating activities	$(2,934)	$(4,420)
Investing activities	454	2,874
Financing activities	(2,820)	98
Effect of exchange rate changes on cash	(109)	(57)

Decrease in cash and cash equivalents	$(5,409)	$(1,505)

Cash used in operating activities decreased by $1,486,000 during the three months ended March 31, 2010, compared to the same period in 2009. The decrease was primarily attributable to a net increase of $800,000 in earnings excluding non cash items, and a decrease in cash used by other working capital items of $686,000.

Cash provided by investing activities decreased by $2,420,000 during the three months ended March 31, 2010, compared to the same period in 2009, primarily due to a decrease in restricted cash of $603,000 and a decrease in the net proceeds from our marketable securities activity of $2,828,000 and an increase in capital expenditures of $195,000.

Financing activities used $2,820,000 of cash during the three months ended March 31, 2010, compared to providing $98,000 of cash during the same period in 2009. This $2,918,000 change was primarily attributable to an increase in the repayment of our debt and short term borrowings of $2,819,000 and an increase in tax withholding related to stock grants and lapses of $107,000, offset by a decrease in other activity of $8,000.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have exposure to market risk due to the nature of our financial instruments. Our financial instruments at March 31, 2010 consisted of cash and cash equivalents, marketable securities, accounts receivable, non-current investments, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities. The fair value of cash and cash equivalents, marketable securities, accounts receivable, non-current investments, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities as of March 31, 2010, approximated their carrying values.

Our primary market risk exposures relate to interest rate risk, foreign currency exchange rate risk and market value risk relating to the common stock price of Absolute Software and Traqueur, our French licensee. Significant changes in the market price of Absolute Software’s and Traqueur’s common stock could result in significant fluctuations in revenue and other income (expense). Based on the 200,000 Absolute warrants outstanding and 166,500 shares held as of March 31, 2010, a $1.00 change in the market price of Absolute’s common stock would result in a $253,000 increase/decrease in the combined fair value of the warrants and marketable securities.

Interest rate exposure relates primarily to the effect of interest rate changes on amounts outstanding under our Credit Agreement for which there was CAD$11,336,000 (equivalent to USD $11,122,000) of borrowings outstanding as of March 31, 2010. Based on the outstanding borrowings under the agreement at March 31, 2010, a 1% increase in the interest rate would result in an additional $111,000 of annual interest expense.

Accounts for subsidiaries whose functional currency is not the U.S. dollar are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the statement of operations. Historically, we have had minimal foreign currency exposure as most transactions with customers and vendors are denominated in U.S. dollars. We manage future foreign exchange exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge cost effective. As of March 31, 2010, we had no derivative contracts outstanding.

We do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities, and except for operating leases, do not have any material off balance sheet financing transactions. We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we believe that we are materially at risk and that the hedge is cost effective.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

California Class Action Litigation

On April 5, 2006, a suit was filed against LoJack Corporation in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. The plaintiff contends that we improperly credited break time and overtime pay and seeks unspecified monetary and injunctive relief. In September 2007, the United States District Court for the Central District of California dismissed the plaintiff’s federal law claims which represented the largest part of our potential exposure. The plaintiff appealed the District Court’s decision and, on August 21, 2009, the Ninth Circuit affirmed the district court’s grant of summary judgment except as to the claim for compensation for the required postliminary data transmission, which was vacated. The plaintiff filed a petition for rehearing to the Ninth Circuit and on March 2, 2010 the Ninth Circuit rendered its decision. The Ninth Circuit affirmed the district court’s grant of summary judgment except as to (i) the claim for compensation for commuting under state law and (ii) the required postliminary data transmission, which were vacated. Our petition for rehearing to the Ninth Circuit was denied.

Due to the dismissal of the plaintiff’s claims in federal court as discussed above, in November 2007, the plaintiff also filed state law claims in California State Court. In January 2008, we removed the state law claims to the United States District Court for the Central District of California. The plaintiff filed a motion to remand the case back to California State Court and that motion was subsequently granted. The plaintiff’s motion for class certification and our motion for summary judgment and opposition to class certification were heard on April 16, 2009. In June 2009, the California State Court granted the plaintiff’s claims for class certification with respect to 9 claims. The court denied certification with respect to 5 of the claims and did not rule on our motion for summary judgment. We appealed this decision and a hearing took place on March 18, 2010. On March 26, 2010, the California State Appellate Court denied certification with respect to six claims and affirmed certification with respect to three claims, including missed meal and rest breaks.

We have made accruals in the amount of $750,000, in the three-month period ended March 31, 2010, with respect to certain of these matters, where a potential loss is considered probable. For the other matters, the amount of liability is not probable and the amount of reasonably possible loss cannot be estimated. The matters discussed above, if decided adversely to, or settled by us, individually or in the aggregate, may result in liability material to our financial condition or results of operation.

Item 1A.	Risk Factors

For a discussion of our risk factors please refer to Part 1, “Item 1A. Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description

10.1*	Retirement Agreement between LoJack Corporation and Thomas A. Wooters, effective as of February 17, 2010.

31.1*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.2*	Rule 13a-14(a)/15(d)–14(a) Certification.

32*	Certification Pursuant to 18 U.S.C. Section 1350.

*	Indicates an exhibit which is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation
Registrant

Date: May 10, 2010	By:	/S/ RONALD V. WATERS, III
Ronald V. Waters, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2010	By:	/S/ TIMOTHY P. O’CONNOR
Timothy P. O’Connor
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)