Form 10-Q
period 2010-06-30
LOJACK CORP
filed 2010-08-09
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, there were 18,477,071 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,989	$36,490
Restricted cash	—	603
Marketable securities at fair value	1,465	1,834
Accounts receivable—Net	30,301	34,216
Inventories	10,680	10,665
Prepaid and other expenses	3,430	3,136
Prepaid and receivable income taxes	8,040	9,076
Deferred income taxes	—	6,653

Total current assets	86,905	102,673
PROPERTY AND EQUIPMENT—NET	17,137	18,985
DEFERRED INCOME TAXES	88	8,824
INTANGIBLE ASSETS—NET	482	674
GOODWILL	1,717	1,717
OTHER ASSETS—NET	12,432	14,617

TOTAL ASSETS	$118,761	$147,490

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,458	$7,236
Accrued and other liabilities	9,188	9,253
Current portion of deferred revenue	23,044	24,416
Accrued compensation	7,451	3,002

Total current liabilities	46,141	43,907
LONG TERM DEBT	7,917	13,375
DEFERRED REVENUE	31,605	33,467
OTHER ACCRUED LIABILITIES	2,349	2,314
ACCRUED COMPENSATION	1,713	2,493

Total liabilities	89,725	95,556

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)

EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding 18,477,071 at June 30, 2010 and 18,359,738 at December 31, 2009	184	183
Additional paid-in capital	19,890	18,072
Accumulated other comprehensive income	6,877	7,531
Retained earnings	2,220	25,997

Total LoJack Corporation equity	29,171	51,783
Noncontrolling interest in subsidiary	(135)	151

Total equity	29,036	51,934

TOTAL LIABILITIES AND EQUITY	$118,761	$147,490

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenue	$37,351	$35,404	$68,139	$63,245
Cost of goods sold	17,853	16,835	34,184	31,066

Gross profit	19,498	18,569	33,955	32,179

Costs and expenses:
Product development	1,783	1,739	3,707	3,340
Sales and marketing	8,387	8,022	15,856	15,597
General and administrative	8,788	9,064	18,030	18,022
Depreciation and amortization	2,002	1,736	3,737	3,427
Impairment of goodwill and intangible assets	—	14,038	—	14,038

Total	20,960	34,599	41,330	54,424

Operating loss	(1,462)	(16,030)	(7,375)	(22,245)

Other income (expense):
Interest income	170	463	266	619
Interest expense	(174)	(96)	(348)	(246)
Other, net	(812)	1,066	(398)	474

Total	(816)	1,433	(480)	847

Loss before provision (benefit) for income taxes	(2,278)	(14,597)	(7,855)	(21,398)
Provision (benefit) for income taxes	16,125	(1,903)	16,208	(2,124)

Net loss	(18,403)	(12,694)	(24,063)	(19,274)
Less: Net loss attributable to the noncontrolling interest	(204)	(179)	(286)	(331)

Net loss attributable to LoJack Corporation	$(18,199)	$(12,515)	$(23,777)	$(18,943)

Net loss per share attributable to LoJack Corporation:
Basic	$(1.05)	$(0.73)	$(1.37)	$(1.11)

Diluted	$(1.05)	$(0.73)	$(1.37)	$(1.11)

Weighted average shares:
Basic	17,338,904	17,136,174	17,305,941	17,105,519

Diluted	17,338,904	17,136,174	17,305,941	17,105,519

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,063)	$(19,274)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	2,265	1,535
Depreciation and amortization	4,056	3,934
Impairment of goodwill and intangible assets	—	14,038
Fair value adjustment to warrants	(211)	(581)
Allowance for doubtful accounts	340	(129)
Deferred income taxes	15,576	(67)
Loss on disposal of property and equipment	1	3
Gain on marketable securities	(53)	(366)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	3,193	6,269
Inventories	(37)	(1,001)
Prepaid and other expenses	(399)	977
Prepaid income taxes	1,036	(1,435)
Other assets	(7)	232
Accounts payable	(702)	572
Accrued and other liabilities	4,205	(656)
Deferred revenue	(2,602)	(3,020)

Net cash provided by operating activities	2,598	1,031

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,258)	(3,069)
Purchase of marketable securities	(193)	—
Proceeds from the sale of marketable securities	1,223	4,051
Restricted cash	603	—

Net cash (used) provided by investing activities	(625)	982

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares under employee stock purchase plan	—	344
Repayment of debt	(6,322)	(8,355)
Proceeds from debt	719	1,662
Payment of tax withholding obligations related to stock	(142)	(35)

Net cash used in financing activities	(5,745)	(6,384)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	271	(80)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,501)	(4,451)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,490	57,888

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,989	$53,437

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by LoJack Corporation and its subsidiaries, or “LoJack”, “we”, “our”, or “the Company”, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements include the accounts of LoJack, its wholly-owned subsidiaries, and SC-Integrity, or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2010, and the results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

A reconciliation of weighted average shares used for the basic and diluted computations for the three months and six months ended June 30, 2010 and 2009, respectively, is as follows:

	Three Months ended June 30, 2010	Three Months ended June 30, 2009
Weighted average shares for basic	17,338,904	17,136,174
Dilutive effect of unvested stock	—	—
Dilutive effect of stock options	—	—

Weighted average shares for diluted	17,338,904	17,136,174

	Six Months ended June 30, 2010	Six Months ended June 30, 2009
Weighted average shares for basic	17,305,941	17,105,519
Dilutive effect of unvested stock	—	—
Dilutive effect of stock options	—	—

Weighted average shares for diluted	17,305,941	17,105,519

Because of the net losses reported for the three and six months ended June 30, 2010 and 2009, respectively, all shares of stock issuable pursuant to stock options and unvested stock have not been considered for dilution as their effect would be antidilutive. For the three and six months ended June 30, 2010, 2,729,295 stock options and 1,085,205 shares of restricted stock were excluded from the computation of diluted net loss per share. For the three and six months ended June 30, 2009, 2,352,572 stock options and 553,266 shares of restricted stock were excluded from the computation of diluted net loss per share. Performance shares totaling 141,225 and 73,600 were excluded from the computation of earnings per share as of June 30, 2010 and 2009, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Inventories

Inventories are classified as follows (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$756	$633
Work in process	657	894
Finished goods, net	9,267	9,138

Total inventories	$10,680	$10,665

4. Stock Compensation

Stock Options

The following table presents activity of all stock options for the six month period ended June 30, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	2,265,080	$7.94
Granted	819,200	4.21
Exercised	0	—
Cancelled, expired or forfeited	(354,985)	5.61

Outstanding at June 30, 2010	2,729,295	$7.34	4.84	$—

Vested and unvested expected to vest at June 30, 2010	2,691,285	$7.37	4.82	$—
Exercisable at June 30, 2010	1,305,478	$9.41	3.63	$—

The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $3.69 per share as of June 30, 2010.

Unvested Stock

Unvested stock represents shares of common stock that are subject to the risk of forfeiture until the fulfillment of specified performance criteria. Our unvested stock awards generally cliff vest on the first, second or third anniversary date of the grant.

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

The following table presents activity of all unvested stock for the six month period ended June 30, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	799,524	$6.01
Granted	574,925	4.29
Vested	(147,752)	10.57
Forfeited/cancelled	(141,492)	4.76

Unvested at June 30, 2010	1,085,205	$4.64

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

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets that are accounted for at fair value on a recurring basis at June 30, 2010, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Nonqualified deferred compensation plan investments	$1,248	$1,248	$—	$—
Marketable securities	1,465	1,465	—	—
Equity investment in French licensee	309	309	—	—

Total	$3,022	$3,022	$—	$—

		Fair Value Measurements at Reporting Date Using:
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Nonqualified deferred compensation plan investments	$1,924	$1,924	$—	$—
Marketable securities	1,834	1,834	—	—
Absolute Software warrants	336	—	336	—
Equity investment in French licensee	776	776	—	—

Total	$4,870	$4,534	$336	$—

Our investments associated with our Nonqualified Deferred Compensation Plan consist of mutual fund shares that are publicly traded and for which market prices are readily available. Gains and losses related to such investments are recorded in other income (expense) in the statement of operations.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2005, we entered into a ten-year trademark license agreement with Absolute Software, Inc., or Absolute, a Vancouver, British Columbia, Canada based computer theft recovery company to brand its consumer offering “LoJack for Laptops®.” In addition to an annual per unit royalty, we were granted 1,000,000 (on a post split basis) warrants to purchase Absolute’s common stock with vesting on a pro rata basis over a five year period commencing on July 1, 2006. As of June 30, 2010, all of the above warrants had vested and were exercised. As of June 30, 2010, we held 366,500 Absolute common shares as marketable securities that we have designated as trading securities. The gains and losses on these securities are recorded in other income (expense) in the statement of operations. These shares are publicly traded and their market price is readily available.

Our equity investment in our French licensee consists of publicly traded shares with a market price that is readily available. Because the quoted stock price of our investment fell below our recorded cost for an extended period of time, we recorded an other-than-temporary decline in our investment in other income (expense) in the statement of operations in the first quarter of 2009. During the six months ended June 30, 2010, we had recorded an unrealized loss related to this investment in accumulated other comprehensive income.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Assets that are not measured at fair value on an ongoing basis are subject to fair value adjustments only in certain circumstances. Our assets in this category include cost and equity method investments, which are written down to fair value when their declines are determined to be other-than-temporary, and long-lived assets, or goodwill, that are written down to fair value when they are held for sale or determined to be impaired.

We use Level 3 inputs to measure the fair value of goodwill and intangible assets on their annual measurement dates or, if a triggering event occurs, on an interim basis.

As of June 30, 2010, our investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, and a 17.5% equity interest in our Benelux licensee, totaling $496,000. Our investments in the aforementioned licensees are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. Management periodically reviews the carrying value of these investments using Level 3 inputs such as projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no impairments to the fair value of these investments for all periods presented.

Financial Instruments not Measured at Fair Value

Some of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.

At June 30, 2010, the carrying value of $7,917,000 of our long term debt approximated the fair value, because our two year multicurrency revolving credit agreement, which was established on December 29, 2009, carries a variable rate of interest which is adjusted periodically and reflects current market conditions. Also see Note 6 below.

6. Debt

As of June 30, 2010 and December 31, 2009, our debt consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Long-term debt
Canadian dollar denominated term loan—long term	$7,917	$13,375

Total long-term debt	$7,917	$13,375

On December 29, 2009, we entered into a two year multicurrency revolving credit agreement, or the Credit Agreement, with RBS Citizens, N.A., as a Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multicurrency revolving credit facility in the maximum amount of USD $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate currencies). We have the right to increase the aggregate amount available to be borrowed under the USD $30,000,000 multicurrency facility up to USD $50,000,000, subject to certain conditions, including consent of the lenders. At June 30, 2010, based upon the borrowing base calculation, we had additional borrowing availability of $5,329,000.

The outstanding borrowings under the Credit Agreement totaled CAD $8,300,000 (equivalent to USD $7,917,000) as of June 30, 2010. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options, plus an applicable margin. The interest rate in effect as of June 30, 2010 was 3.69%. As of June 30, 2010, we also had three outstanding irrevocable letters of credit in the aggregate amount of $1,271,000. The letters of credit reduce our outstanding borrowing availability under the Credit Agreement.

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

On June 30, 2010, we entered into an amendment of the Credit Agreement. The amendment allows for certain one-time severance costs that would otherwise be deducted in calculating Consolidated Net Income to be added back for the purposes of determining Consolidated EBITDA, provided that such additions will only be effective for the purpose of determining the Debt Service Coverage Ratio covenant for the quarters ending June 30, 2010 and September 30, 2010, respectively. Consolidated Net Income, Consolidated EBITDA and Debt Service Coverage Ratio are defined terms in the Credit Agreement. At June 30, 2010, we were in compliance with all financial covenants in the Credit Agreement.

The Credit Agreement terminates on December 29, 2011, at which point all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our United States domestic subsidiaries and certain Canadian subsidiaries and is secured by all domestic assets, including our intellectual property and a pledge of 100% of the stock of Boomerang Tracking Inc. and 65% of the capital stock of LoJack Equipment Ireland, or LoJack Ireland.

7. Comprehensive Loss

Total comprehensive loss and its components for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(18,403)	$(12,694)	$(24,063)	$(19,274)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	679	(13)	(188)	306
Unrealized gains (losses) on marketable securities, net of tax	(262)	191	(466)	191

Total comprehensive loss	(17,986)	(12,516)	(24,717)	(18,777)
Less: Comprehensive loss attributable to noncontrolling interest	(204)	(179)	(286)	(331)

Comprehensive loss attributable to LoJack Corporation	$(17,782)	$(12,337)	$(24,431)	$(18,446)

Total accumulated other comprehensive income and its components were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Total Accumulated Other Comprehensive Income
Balance at January 1, 2010	$7,171	$360	$7,531
Foreign currency translation adjustments	(188)	—	(188)
Unrealized loss on marketable securities, net of tax	—	(466)	(466)

Balance at June 30, 2010	$6,983	$(106)	$6,877

8. Income Taxes

We recorded a worldwide provision for income taxes of $16,100,000 and $16,200,000 for the three and six months ended June 30, 2010, respectively, which includes a non-cash tax charge of $15,100,000, recorded to establish a valuation allowance for our net U.S. deferred tax assets.

We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue and stock compensation. The FASB authoritative guidance on accounting for income taxes,

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. At year end 2009 and for the three months ended March 31, 2010, we had recorded a U.S. income tax benefit. At that time, management determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes was considered more likely than not, primarily due to taxable income in the federal carry back period and anticipated sufficient future taxable income. As a result of U.S. operating losses incurred in the quarter ended June 30, 2010, cumulative losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $15,100,000 against our net U.S. deferred tax assets for the quarter ended June 30, 2010. As a result of establishing a full valuation allowance against our net U.S. deferred tax assets, we did not recognize any deferred tax benefits related to U.S. net losses incurred in the second quarter of 2010. We will maintain a full valuation allowance on its net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

9. Segment Reporting

We have three separately managed and reported business segments: North America, International and All Other.

In the fourth quarter of 2009, we began the integration of Boomerang’s operations with our domestic operations and we re-evaluated our operating segments. In the fourth quarter of 2009, we identified the following operating segments: domestic, Boomerang, international licensees, LoJack Italia, SRL, or LoJack Italia, LoJack SafetyNet and SCI. In accordance with the quantitative and qualitative criteria included in the authoritative guidance for segment reporting, we have aggregated; our domestic and Boomerang units into our North America segment; and our international licensees and LoJack Italia units into our International segment. LoJack SafetyNet and SCI do not meet the quantitative thresholds for separate reporting and have been grouped in All Other. In addition, we changed our measure of segment profit to operating income (loss).

Our North America segment includes our domestic operations, which sells products that operate in all or a portion of 28 states and the District of Columbia in the United States, and Boomerang, a provider of stolen vehicle recovery products and services in Canada.

Our International segment includes our international operations, which sells products, and licenses or owns and operates LoJack proprietary vehicle recovery technology in 32 countries and territories located in South America, Mexico, the Caribbean, Africa, Asia and Europe, including Italy where we operate through our wholly-owned subsidiary, LoJack Italia.

Our All Other segment includes the results of LoJack SafetyNet and SCI. LoJack SafetyNet and SCI provide technology for the tracking and rescue of people at risk and recovery of valuable cargo and business information, respectively.

The following table presents information about our operating segments for the three and six months ended June 30, 2010 and 2009, respectively (in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods considered to be reasonable by our management.

	North America Segment	International Segment	All Other	Consolidated
Consolidated Statements of Operations Data
Three Months Ended June 30, 2010
Revenue	$25,842	$10,270	$1,239	$37,351
Depreciation and amortization	1,938	110	127	2,175
Operating income (loss)	(3,013)	2,410	(859)	(1,462)

Three Months Ended June 30, 2009
Revenue	$24,653	$10,022	$729	$35,404
Depreciation and amortization	1,794	155	97	2,046
Impairment of goodwill and intangible assets	14,038			14,038
Operating income (loss)	(16,358)	977	(649)	(16,030)

Six Months Ended June 30, 2010
Revenue	$48,895	$17,142	$2,102	$68,139
Depreciation and amortization	3,592	208	255	4,055
Operating income (loss)	(8,129)	2,201	(1,447)	(7,375)

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	North America Segment	International Segment	All Other	Consolidated
Six Months Ended June 30, 2009
Revenue	$47,710	$14,008	$1,527	$63,245
Depreciation and amortization	3,552	197	185	3,934
Impairment of goodwill and intangible assets	14,038			14,038
Operating income (loss)	(20,461)	(588)	(1,196)	(22,245)

10. Commitments and Contingent Liabilities

California Class Action Litigation

On April 5, 2006, a suit was filed against LoJack Corporation in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. In September 2007, the United States District Court for the Central District of California dismissed the plaintiff’s federal law claims. The plaintiff appealed the District Court’s decision and, on August 21, 2009, the Ninth Circuit affirmed the district court’s grant of summary judgment except as to the claim for compensation for the required postliminary data transmission, which was vacated. The plaintiff filed a petition for rehearing to the Ninth Circuit and on March 2, 2010, the Ninth Circuit affirmed the district court’s grant of summary judgment except as to (i) the claim for compensation for commuting under state law and (ii) the required postliminary data transmission, which were vacated. Our petition for rehearing to the Ninth Circuit was denied.

Due to the dismissal of the plaintiff’s claims in federal court as discussed above, in November 2007, the plaintiff also filed state law claims in California State Court. In June 2009, the California State Court granted the plaintiff’s claims for class certification with respect to nine claims and denied certification with respect to five claims. We appealed this decision. On March 26, 2010, the California State Appellate Court granted our appeal in part, denying certification with respect to six claims and affirming certification with respect to three claims, including missed meal and rest breaks.

On June 15, 2010, a suit was filed against LoJack Corporation in the Los Angeles County Superior Court of the State of California (Central District) alleging, amongst other claims, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code §17200 (unfair competition) and §17500 (false advertising), and breach of implied warranty with respect to LoJack Early Warning for motorcycles, and seeking class action status. Plaintiff seeks injunctive relief, restitution, disgorgement, punitive damages, interest and attorneys’ fees. On July 29, 2010, LoJack Corporation filed a notice of removal seeking to remove the case to the United States District Court for the Central District Court of California.

The matters discussed above, if decided adversely to, or settled by us, individually or in the aggregate, may result in liability material to our financial condition or results of operations.

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

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: (i) the continued and future acceptance of and demand for our products and services; (ii) our ability to obtain financing from lenders; (iii) the outcome of ongoing litigation involving the company; (iv) the rate of growth in the industries of our customers; (v) the presence of competitors with greater technical, marketing, and financial resources; (vi) our customers’ ability to access the credit markets; (vii) our ability to promptly and effectively respond to technological change to meet evolving customer needs; (viii) our ability to successfully develop and expand our products, channels and operations; and (ix) changes in general economic, political or geographical conditions. For a further discussion of these and other significant factors to consider in connection with forward–looking statements concerning us, reference is made to Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a leading global provider of technology products and services for the tracking and recovery of valuable mobile assets and people at risk of wandering. Our proprietary technology, wireless network and unique integration with law enforcement agencies provide an effective means for the tracking and recovery of stolen vehicles, construction equipment, motorcycles, cargo and people at risk.

We have three separately managed and reported business segments: North America, International and All Other.

In the fourth quarter of 2009, we began the integration of Boomerang’s operations with our domestic operations and we re-evaluated and identified our operating segments as follows: domestic, Boomerang, international licensees, LoJack Italia, LoJack SafetyNet and SCI. In accordance with the quantitative and qualitative criteria included in the authoritative guidance for segment reporting, we aggregated our domestic and Boomerang units into our North America segment, and our international licensees and LoJack Italia units into our International segment. LoJack SafetyNet and SCI do not meet the quantitative thresholds for separate reporting and have been grouped in All Other. In addition, we changed our measure of segment profit to operating income (loss). The presentation of all historical segment reporting has been recast to conform to our new business segment reporting structure.

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

We offer warranty products at the point of sale to new customers and through direct sales efforts to our existing customers.

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

International Segment

Internationally, our stolen vehicle recovery technology is operational in 32 countries and territories around the world. We have existing licensees South America, Mexico, the Caribbean, Africa, Asia and Europe. Revenue from this segment consists of product sales to our licensees, royalties and license fees.

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

Key Economic Factors and Trends and our Business

North America Segment

In the first quarter of 2010, our North American business began to stabilize. Recent automobile industry projections indicate that new vehicle sales are expected to be in the range of 11 to 11.5 million units for the year. In the United States market, penetration rates have remained even with those experienced in the fourth quarter of 2009, which demonstrates that our business has not been significantly impacted by any competing technology. Our unit volume performance has continued to improve and as confidence returns to certain dealerships we continue to expand our bulk installation program. As the United States auto market recovers, we expect that our installations will increase in a manner that is consistent with the market trends.

International Segment

Our international business has also stabilized in 2010. Our licensees have returned to more normalized purchasing patterns and their orders reflect new demand for our products. The results reflect our mix of sales, which were heavily weighted to our larger licensees. Additionally, our licensees have begun to take delivery of our self-powered product. Our business in Italy is continuing to gain traction and has delivered growth in terms of both revenue and subscriber base in the first half of 2010.

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

Results of Operations for the three months ended June 30, 2010 versus the three months ended June 30, 2009

Revenue

Revenue for the three months ended June 30, 2010 increased by $1,947,000 as compared to the same period in 2009. The following table presents revenue by our segments (dollars in thousands):

	Three Months Ended June 30,		Percentage Change 2010 vs. 2009
	2010	2009
North America	$25,842	$24,653	5%
International	10,270	10,022	2
All Other	1,239	729	70

Total revenue	$37,351	$35,404	5%

Revenue related to our North America segment increased by $1,189,000 for the three months ended June 30, 2010, as compared to the same period in 2009.

Certain distribution channels in the United States market continued to be adversely affected by the economic downturn as our commercial and motorcycle channels saw revenue declines of 10% and 21%, respectively. Revenue for our dealer channel and our direct channel increased 8% and 4%, respectively, as compared to the same period in 2009.

The activity that resulted in a 5% increase in our North America segment revenue for the three months ended June 30, 2010 as compared to the same period in 2009 was primarily attributable to:

•

An increase of $1,358,000, or 9%, in revenue from LoJack Units, primarily due to a 14% increase in the number of units sold offset by a 5% decrease in average revenue per unit sold during the three months ended June 30, 2010 as compared to the same period in 2009;

•	An increase of $286,000, or 9%, in revenue related to our Boomerang products, primarily due to the change in the exchange rate between the Canadian and U.S. dollar; and

•

An increase of $231,000, or 212%, in all other revenue including a decrease in sales promotions offered to our dealers, offset by an increase in fees charged for inspections and offsite installations; partially offset by

•

A decrease of $162,000, or 21%, in revenue from the motorcycle channel caused by a 26% decrease in the number of units sold from 2,200 to 1,600 units, partially offset by a 6% increase in the average revenue per unit sold;

•	A decrease of $105,000, or 2%, in revenue from our Early Warning and warranty products; and

•	A decrease of $419,000, or 90%, in royalty revenue from a decrease in the fair value of the stock warrants issued to us by Absolute.

Revenue related to our International segment increased $248,000 for the three months ended June 30, 2010, as compared to the same period in 2009.

This increase in our International segment was primarily due to a 17% increase in unit volume as compared to the same period one year ago. Our International unit volume and revenue in 2009 reflected the impact of the deteriorating global economic conditions and the effects of inventory build-up by certain licensees at the end of the fourth quarter of 2008. In the second quarter of 2010, our international business strengthened as a result of orders from our licensees in Africa and increased unit volume in Italy. Our licensees are returning to more normalized purchasing patterns and their orders reflect new demand for our products.

The increase in our International segment revenue for the three months ended June 30, 2010 as compared to the same period in 2009 was primarily attributable to:

•	An increase of $3,008,000 in revenue from African licensees due to a 38,000 increase in the number of units sold in 2010 compared to the same quarter a year ago; and

•

An increase of $234,000, or 137%, in revenue from LoJack Italia due to a 306% increase in the number of units sold from 1,000 to 4,100, reduced by a 39% decrease in average revenue per unit; partially offset by

•

A decrease of $1,334,000, or 20%, in revenue from Latin American licensees due to a 10% decrease in the number of units sold from 91,400 to 82,600, compounded by a 12% decrease in average revenue per unit;

•	A decrease of $738,000, or 52%, in revenue from European licensees due to a 59% decrease in the number of units sold from 21,500 to 8,800, reduced by an 18% increase in average revenue per unit; and

•	A decrease of $923,000, or 53%, in revenue from component, royalty, license fee, and other revenue.

Revenue related to our All Other segment increased $510,000 for the three months ended June 30, 2010 compared to the same period in 2009. The increase was the result of an increase of $394,000 in sales related to LoJack SafetyNet and an increase of $116,000 in sales at SCI.

Cost of Goods Sold

The following table presents cost of goods sold by our segments (dollars in thousands):

	Three Months Ended June 30,		Percentage Change 2010 vs. 2009
	2010	2009
North America	$12,755	$11,622	10%
International	4,708	4,871	(3)
All Other	390	342	14

Total cost of goods sold	$17,853	$16,835	6%

As a percentage of total revenue, cost of goods sold was 48% for both the three months ended June 30, 2010 and 2009.

As a percentage of North America revenue, cost of goods sold relating to our North America segment was 49% and 47% for the three months ended June 30, 2010 and 2009, respectively. The increase in cost of goods sold as a percentage of revenue is due to increased unit volume related to the lower margin United States bulk installation program and increased product warranty expense related to the Boomerang technology in Canada during the three months ended June 30, 2010 as compared to the same period in 2009.

As a percentage of International revenue, cost of goods sold relating to our International segment was 46% and 49% for the three months ended June 30, 2010 and 2009, respectively. The decrease in cost of goods sold as a percentage of revenue reflects the mix of sales between product, royalty and infrastructure components which have differing margins.

As a percentage of revenue, our cost of goods sold associated with the All Other segment for the three months ended June 30, 2010 and 2009 was 31% and 47%, respectively.

Operating Expenses

The following table presents our operating expenses (dollars in thousands):

	Three Months Ended June 30,		Percentage Change 2010 vs. 2009
	2010	2009
Product development	$1,783	$1,739	3%
Sales and marketing	8,387	8,022	5
General and administrative	8,788	9,064	(3)
Depreciation and amortization	2,002	1,736	15
Loss on impairment of intangible assets and goodwill	—	14,038	(100)

Total operating expenses	$20,960	$34,599	(39)%

Product Development

As a percentage of total revenue, product development expenses were 5% for both the three months ended June 30, 2010 and 2009.

Product development expenses increased $44,000 for the three months ended June 30, 2010 as compared to the same period in 2009. The increase in 2010 was primarily due to an increase of $116,000 in compensation expenses related to severance payments made for the workforce reductions completed during the quarter ended June 30, 2010; and an increase of $36,000 for travel and entertainment expenses; partially offset by a decrease of $117,000 in product development costs primarily due to the completion of the development related to the introduction of the self powered LoJack unit.

Sales and Marketing

As a percentage of total revenue, sales and marketing expenses were 22% and 23% for the three months ended June 30, 2010 and 2009, respectively.

The increase of $365,000 for the three months ended June 30, 2010 as compared to the same period in 2009 was primarily attributable to:

•

Increased compensation expenses of $638,000 related to severance payments of $591,000 made for the workforce reductions completed during the quarter and increased sales commissions of $485,000 made during the three months ended June 30, 2010; partially offset by $438,000 of lower salary expense as compared to the same period in 2009;

•	Increased provision for credit losses of $473,000 related primarily to receivables held by North America and International subsidiaries; and

•	Increased facilities expenses of $178,000 related primarily to the costs of maintaining our sales offices, which were previously included in general and administrative expenses; partially offset by

•	Decreased advertising expenses of $943,000 due to management’s decision to reduce our online and cable television advertising in 2010.

General and Administrative

As a percentage of total revenue, general and administrative expenses were 24% and 26% for the three months ended June 30, 2010 and 2009, respectively.

The decrease of general and administrative expenses of $276,000, for the three months ended June 30, 2010 as compared to the same period in 2009 was primarily attributable to:

•	Decreased legal expenses of $1,657,000, which were primarily attributable to the litigation with our former licensee in China which was settled in 2009; and

•

Decreased facilities expenses of $178,000 related to the costs of maintaining our sales offices which were previously included in general and administrative expenses and are now classified as sales and marketing expenses; partially offset by

•	Increased compensation expenses of $1,452,000 related to workforce reductions completed during the second quarter of 2010; and

•	Increased administrative expenses of $173,000 in our Boomerang segment primarily due to the change in the exchange rate between the Canadian and U.S. dollar.

Depreciation and Amortization

As a percentage of total revenue, depreciation and amortization expenses were approximately 5% for both the three months ended June 30, 2010 and 2009.

Depreciation and amortization expenses increased by $266,000, for the three months ended June 30, 2010 as compared to the same period one year ago. The increase is primarily related to certain assets being placed into service since June 30, 2009.

Other Income (Expense)

The following table presents our other income (expense) (dollars in thousands):

	Three Months Ended June 30,		Percentage Change 2010 vs. 2009
	2010	2009
Interest income	$170	$463	(63)%
Interest expense	(174)	(96)	81
Other income (expense)	(812)	1,066	(176)

Total other income (expense)	$(816)	$1,433	(157)%

Other income (expense) for the three months ended June 30, 2010 changed by $2,249,000 from income of $1,433,000 for the three months ended June 30, 2009 to expense of $816,000 for the same period in 2010. This change is primarily attributable to the following:

•	Decreased interest income of $293,000, which is primarily attributable to lower interest rates and lower average cash balances; and

•	Increased interest expense of $78,000, which is primarily attributable to a higher interest rate offset by a lower average debt balance; and

•

Decreased other income of $1,878,000 which is primarily attributable to: (i) a $278,000 loss associated with the valuation of our Absolute common stock as compared to a gain of $336,000 in the same period of 2009, and (ii) a $1,073,000 increase in losses related to foreign currency transactions.

(Benefit) Provision for Income Taxes

We recorded a $16,100,000 provision for income taxes for the three months ended June 30, 2010, which includes the establishment of a valuation allowance for our U,S. net deferred tax assets of $15,100,000.

We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue and stock compensation. The FASB authoritative guidance on accounting for income taxes requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. At year end 2009 and for the three months ended March 31, 2010, we had recorded a U.S. income tax benefit. At that time, management determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes was considered more likely than not, primarily due to taxable income in the federal carry back period and anticipated sufficient future taxable income. As a result of U.S. operating losses incurred in the quarter ended June 30, 2010, cumulative losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $15,100,000 against our net U.S. deferred tax assets for the quarter ended June 30, 2010. As a result of establishing a full valuation allowance against our net U.S. deferred tax assets, we did not recognize any deferred tax benefits related to U.S. net losses incurred in the second quarter of 2010. We will maintain a full valuation allowance on its net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Net Loss and Loss Per Share Attributable to LoJack Corporation

As a result of the foregoing, the net loss attributable to LoJack Corporation increased by $5,684,000 from a net loss of $12,515,000 for the three months ended June 30, 2009, to a net loss of $18,199,000 for the three months ended June 30, 2010. For the three months ended June 30, 2010, the net loss per share attributable to LoJack Corporation was $1.05 per diluted share as compared to a net loss of $0.73 per diluted share in the same period in 2009.

Results of Operations for the six months ended June 30, 2010 versus the six months ended June 30, 2009

Revenue

Revenue for the six months ended June 30, 2010 increased by $4,894,000 as compared to the same period in 2009. The following table presents revenue by our segments (dollars in thousands):

	Six Months Ended June 30,		Percentage Change 2010 vs. 2009
	2010	2009
North America	$48,895	$47,711	2%
International	17,142	14,008	22
All Other	2,102	1,526	38

Total revenue	$68,139	$63,245	8%

Revenue related to our North America segment increased by $1,184,000 for the six months ended June 30, 2010, as compared to the same period in 2009.

Certain distribution channels in the United States market continued to be adversely affected by the economic downturn as our commercial and motorcycle channels saw revenue declines of 24% and 19%, respectively. Revenue for our dealer channel and our direct channel increased 4% and 6%, respectively, as compared to the same period in 2009.

The activity that resulted in a 2% increase in our North America segment revenue for the six months ended June 30, 2010 as compared to the same period in 2009 was primarily attributable to:

•

An increase of $611,000, or 2%, in revenue from LoJack units, primarily due to an 8% increase in the number of units sold offset by a 5% decrease in average revenue per unit sold during the six months ended June 30, 2010 as compared to the same period in 2009;

•	An increase of $618,000, or 10%, in revenue related to our Boomerang products, primarily due to the change in the exchange rate between the Canadian and U.S. dollar; and

•

An increase of $808,000, or 576%, in all other revenue including a reduction of sales promotions offered to our dealers (contra revenue), and an increase in fees charged for inspections and offsite installations; partially offset by

•	A decrease of $319,000, or 53%, in royalty revenue related to a decrease in the fair value of stock warrants issued to us by Absolute;

•

A decrease of $268,000, or 19%, in revenue from the motorcycle channel caused by a 29% decrease in the number of units sold from 3,900 to 2,800 units, partially offset by a 13% increase in the average revenue per unit sold; and

•	A decrease of $266,000 in revenue from our Early Warning and warranty products.

Revenue related to our International segment increased $3,134,000 for the six months ended June 30, 2010 as compared to the same period in 2009.

This increase in our International segment was primarily due to a 46% increase in unit volume compared to the same period one year ago. Our International unit volume and revenue in 2009 reflected the impact of the deteriorating global economic conditions and the effects of inventory build-up by certain licensees at the end of the fourth quarter of 2008. In the first half of 2010, our International business strengthened as a result of orders from our licensees in Latin America and South Africa. Our licensees are returning to more normalized purchasing patterns and their orders reflect new demand for our products.

The increase in our International segment revenue for the six months ended June 30, 2010 as compared to the same period in 2009 was primarily attributable to:

•	An increase of $3,959,000 in revenue from African licensees due to a 50,100 units sold in 2010 compared no units sold in 2009 as a result of the inventory build-up discussed above; and

•

An increase of $469,000, or 127%, in revenue from LoJack Italia due to a 267% increase in the number of units sold from 2,000 to 7,200, partially offset by a 35% decrease in average revenue per unit; partially offset by

•

A decrease of $47,000, or 0%, in revenue from Latin American licensees due to a 17% decrease in average revenue per unit partially offset by a 19% increase in the number of units sold from 129,100 to 153,800;

•

A decrease of $369,000, or 27%, in revenue from European licensees due to a 43% decrease in the number of units sold from 21,500 to 12,300, partially offset by a 28% increase in average revenue per unit; and

•	A decrease of $878,000, or 35%, in revenue from component, royalty, license fee, and other revenue.

Revenue related to our All Other segment increased $576,000 for the six months ended June 30, 2010 compared to the same period in 2009. The increase was the result of an increase of $383,000 in sales related to LoJack SafetyNet and an increase of $193,000 in sales at SCI.

Cost of Goods Sold

The following table presents cost of goods sold by our segments (dollars in thousands):

	Six Months Ended June 30,		Percentage Change 2010 vs. 2009
	2010	2009
North America	$25,011	$23,404	7%
International	8,412	6,935	21
All Other	761	727	5

Total cost of goods sold	$34,184	$31,066	10%

As a percentage of total revenue, cost of goods sold was 50% and 49% for the six months ended June 30, 2010 and 2009, respectively.

As a percentage of North America revenue, cost of goods sold relating to our North America segment was 51% and 49% for the six months ended June 30, 2010 and 2009, respectively. The increase in cost of goods sold as a percentage of revenue is due to increased unit volume related to the lower margin United States bulk installation program and increased product warranty expense related to the Boomerang technology in Canada during the six months ended June 30, 2010 as compared to the same period in 2009.

As a percentage of International revenue, cost of goods sold relating to our International segment was 49% and 50% for the six months ended June 30, 2010 and 2009, respectively. The decrease in cost of goods sold as a percentage of revenue reflects the mix of sales between product, royalty and infrastructure components which have differing margins.

As a percentage of revenue, our cost of goods sold associated with the All Other segment for the six months ended June 30, 2010 and 2009 was 36% and 48%, respectively.

Operating Expenses

The following table presents our operating expenses (dollars in thousands):

	Six Months Ended June 30,		Percentage Change 2010 vs. 2009
	2010	2009
Product development	$3,707	$3,340	11%
Sales and marketing	15,856	15,597	2
General and administrative	18,030	18,022	0
Depreciation and amortization	3,737	3,427	9
Loss on impairment of goodwill and intangible assets	—	14,038	(100)

Total operating expenses	$41,330	$54,424	(24)%

Product Development

As a percentage of total revenue, product development expenses were 5% for both the six months ended June 30, 2010 and 2009.

Product development expenses increased $367,000 for the six months ended June 30, 2010 as compared to the same period in 2009. The increase in 2010 was primarily due to an increase of $256,000 in compensation expenses related to severance payments associated with the workforce reductions completed during the quarter ended June 30, 2010; and an increase of $109,000 in product development costs, primarily due to increased engineering support related to the Boomerang technology in Canada.

Sales and Marketing

As a percentage of total revenue, sales and marketing expenses were 23% and 25% for the six months ended June 30, 2010 and 2009, respectively.

The increase of $259,000 for the six months ended June 30, 2010 as compared to the same period in 2009 was primarily attributable to:

•

Increased compensation expenses of $511,000 related to severance payments of $591,000 made for the workforce reductions completed during the quarter and increased sales commissions of $734,000 made during the six months ended June 30, 2010; partially offset by $814,000 of lower salary expense as compared to the same period in 2009;

•	Increased provision for credit losses of $432,000 related primarily to receivables held by North America and International subsidiaries; and

•	Increased facilities expenses of $364,000 related primarily to the costs of maintaining our sales offices, which were previously included in general and administrative expenses; partially offset by

•	Decreased advertising expenses of $1,150,000 due to management’s decision to reduce our online and cable television advertising in 2010.

General and Administrative

As a percentage of total revenue, general and administrative expenses were 26% and 28% for the six months ended June 30, 2010 and 2009, respectively.

The increase of general and administrative expenses of $8,000, for the six months ended June 30, 2010 as compared to the same period in 2009 was primarily attributable to:

•	Increased compensation expenses of $1,830,000 primarily related to workforce reductions completed during the second quarter of 2010; offset by

•	Decreased legal expenses of $1,894,000, which were primarily attributable to the litigation with our former licensee in China which was settled in 2009.

Depreciation and Amortization

As a percentage of total revenue, depreciation and amortization expenses were approximately 5% for both the six months ended June 30, 2010 and 2009.

Depreciation and amortization expenses increased by $310,000, for the six months ended June 30, 2010 as compared to the same period one year ago. The increase is primarily related to certain assets being placed into service since June 30, 2009.

Other Income (Expense)

The following table presents our other income (expense) (dollars in thousands):

	Six Months Ended June 30,		Percentage Change 2010 vs. 2009
	2010	2009
Interest income	$266	$619	(57)%
Interest expense	(348)	(246)	41
Other income (expense)	(398)	474	(184)

Total other income (expense)	$(480)	$847	(157)%

Other income (expense) for the six months ended June 30, 2010 changed by $1,327,000 from income of $847,000 for the six months ended June 30, 2009 to expense of $480,000 for the same period in 2010. This change is primarily attributable to the following:

•	Decreased interest income of $353,000, which is primarily attributable to lower interest rates and lower average cash balances;

•	Increased interest expense of $102,000, which is primarily attributable to a higher interest rate offset by a lower average debt balance; and

•

Decreased other income of $872,000 which is primarily attributable to: (i) a $53,000 gain associated with the valuation of our Absolute common stock as compared to a gain of $365,000 in the same period of 2009, (ii) a gain of $475,000 related to investments in the deferred compensation plan as compared to the six months ended June 30, 2009, and (iii) a $893,000 increase in losses related to foreign currency transactions.

(Benefit) Provision for Income Taxes

We recorded a $16,200,000 provision for income taxes for the six months ended June 30, 2010, which includes the establishment of a valuation allowance for our US net deferred tax assets of $15,100,000 and the establishment of a valuation allowance for deferred tax assets in a Canadian subsidiary of $282,000.

We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue and stock compensation. The FASB authoritative guidance on accounting for income taxes requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. At year end 2009 and for the three months ended March 31, 2010, we had recorded a U.S. income tax benefit. At that time, management determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes was considered more likely than not, primarily due to taxable income in the federal carry back period and anticipated sufficient future taxable income. As a result of U.S. operating losses incurred in the quarter ended June 30, 2010, cumulative losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $15,100,000 against our net U.S. deferred tax assets for the quarter ended June 30, 2010. As a result of establishing a full valuation allowance against our net U.S. deferred tax assets, we did not recognize any deferred tax benefits related to U.S. net losses incurred in the second quarter of 2010. We will maintain a full valuation allowance on its net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Net Loss and Loss Per Share Attributable to LoJack Corporation

As a result of the foregoing, the net loss attributable to LoJack Corporation increased by $4,834,000 from a net loss of $18,943,000 for the six months ended June 30, 2009, to a net loss of $23,777,000 for the six months ended June 30, 2010. For the six months ended June 30, 2010, the net loss per share attributable to LoJack Corporation was $1.37 per diluted share as compared to a net loss of $1.11 per diluted share in the same period in 2009.

Recently Adopted Accounting Guidance

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167, as codified in ASC 810, Consolidations, or ASC 810. ASC 810 amends FIN 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation previously known as ARB No. 51, by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach. ASC 810 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur, ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and additional disclosures about an enterprise’s involvement in variable interest entities. Our adoption of ASC 810 as of January 1, 2010 did not have an impact on our consolidated results of operations, financial position, and statement of cash flows.

In January 2010, the FASB revised accounting standards related to fair value measurements to expand disclosure requirements to include significant transfers of assets and liabilities in and out of Level 1 and Level 2 fair value measurements and the reasons for those transfers, as well as a gross presentation of purchases, sales, issuances and settlements within the rollforward of changes in Level 3 assets and liabilities. The revised standards also provide clarification to existing fair value disclosure requirements related to the level of disaggregation and disclosure about inputs and valuation techniques. The majority of the requirements of these revised accounting standards was effective and adopted by us in the first quarter of 2010 and had no impact on the consolidated balance sheet, results of operations, or statement of cash flows. Certain requirements related to the gross presentation of activity in the rollfoward of changes in Level 3 assets and liabilities will become effective for fiscal years beginning after December 15, 2010 and for interim reporting periods within those fiscal years.

Accounting Guidance Issued But Not Yet Adopted

In September 2009, the FASB ratified EITF Issue 08-1, Revenue Arrangements with Multiple Deliverables as codified in ASC 605, Revenue Recognition, or ASC 605. ASC 605 provides greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement. In addition, ASC 605 requires the use of estimated selling price to allocate arrangement considerations, resulting in the elimination of the use of the residual method of accounting. ASC 605 will be effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Earlier application is permitted. We are currently evaluating the impact of adopting ASC 605 on our consolidated results of operations, financial position and statement of cash flows.

Liquidity and Capital Resources

Our liquidity is primarily contingent on continued customer demand for our products and services and continuing our existing relationships with automobile dealers, insurance companies, international licensees and certain law enforcement agencies. In response to trends in the automotive industry, we developed, and in the fourth quarter of 2009 we launched, our next generation, self-powered, product which enables us to expand into the hybrid auto segment, further expedite installations and provide the opportunity for covert installation of the LoJack Units in a greater number of locations within a vehicle. We believe that we will be able to keep pace with required technological changes in our products and expect that our sales and marketing initiatives will continue to drive demand.

On December 29, 2009, we entered into a multicurrency revolving credit agreement, or the Credit Agreement, with RBS Citizens, N.A., as a Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multicurrency revolving credit facility in the maximum amount of USD $30,000,000, subject to borrowing base limitations, (or its equivalent in alternate currencies). We have the right to increase the aggregate amount available to be borrowed under the USD $30,000,000 multicurrency facility up to USD $50,000,000, subject to certain conditions, including consent of the lenders. At June 30, 2010, based upon the borrowing base calculation, we had additional borrowing availability of $5,329,000.

The outstanding borrowings under the Credit Agreement totaled CAD $8,300,000 (equivalent to USD $7,917,000) as of June 30, 2010. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of June 30, 2010 was 3.69%. As of June 30, 2010, we also had three outstanding irrevocable letters of credit in the aggregate amount of $1,271,000. The letters of credit reduce our outstanding borrowing availability under the Credit Agreement.

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

On June 30, 2010, we entered into an amendment of the Credit Agreement. The amendment allows for certain one-time severance costs that would otherwise be deducted in calculating Consolidated Net Income to be added back for the purposes of determining Consolidated EBITDA, provided that such additions will only be effective for the purpose of determining the Debt Service Coverage Ratio covenant for the quarters ending June 30, 2010 and September 30, 2010, respectively. Consolidated Net Income, Consolidated EBITDA and Debt Service Coverage Ratio are defined terms in the Credit Agreement. At June 30, 2010, we were in compliance with all financial covenants in the Credit Agreement.

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

We plan to continue to improve and expand our infrastructure and explore opportunities to expand our core businesses in the United States and internationally.

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

We expect our initiative to own and operate the Italian stolen vehicle recovery network, expand the LoJack SafetyNet brand in the United States, fund Boomerang’s operating cash deficit, combined with our longer term international investment requirements and domestic expansion, to be funded using existing cash, cash flows from operations and, if needed, our existing credit facility.

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

Over the next four years, we expect to spend between $17,000,000 and $21,200,000 on new product development and between $14,000,000 and $17,600,000 on capital expenditures to support these plans. These funds are expected to be allocated as follows: $16,000,000 to $18,800,000 for enhancement to LoJack’s core tracking and recovery technology; $5,000,000 to $7,200,000 in product and technology enhancements for our LoJack SafetyNet and cargo initiatives; and $10,000,000 to $12,800,000 for maintenance and enhancements to our internal systems and technology infrastructure. These future capital spending levels are consistent with what we have spent historically to support enhancements to our core tracking and recovery technology and support new initiatives. We expect to fund the product development and capital expenditures out of working capital.

We expect capital expenditures for 2010 to be between $4,400,000 and $5,700,000, which we expect to fund out of our existing working capital, which was $40,764,000 and included $32,989,000 of cash as of June 30, 2010. Non-discretionary capital expenditures budgeted for 2010 include: $500,000 to $630,000 for enhancement of our core tracking and recovery technology; $600,000 to $715,000 for development of our next generation LoJack SafetyNet technology; and $1,400,000 to $1,700,000 for enhancements to our internal systems and technology infrastructure. Discretionary expenditures for 2010, which could be delayed to a future period, include $1,900,000 to $2,700,000 for additional hardware infrastructure and system upgrades. However, we currently have no plans to delay these projects or reduce these spending levels. For the six months ended June 30, 2010, we had capital expenditures of $2,258,000.

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

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2010	2009
Cash (used in) provided by:
Operating activities	$2,598	$1,031
Investing activities	(625)	982
Financing activities	(5,745)	(6,384)
Effect of exchange rate changes on cash	271	(80)

Decrease in cash and cash equivalents	$(3,501)	$(4,451)

Cash provided by operating activities increased by $1,567,000 during the six months ended June 30, 2010, compared to the same period in 2009. The increase was primarily attributable to a net decrease of $1,182,000 in earnings excluding non cash items, and an increase in cash provided by other working capital items of $2,749,000.

Investing activities used $625,000 of cash during the six months ended June 30, 2010, as compared to providing $982,000 of cash during the same period in 2009. This $1,607,000 change was primarily due to a decrease in the net proceeds from our marketable securities activity of $2,828,000, and an increase in the purchase of marketable securities $193,000 related to the exercise of 200,000 Absolute warrants. These changes were offset by a decrease in capital expenditures of $811,000 and a decrease in restricted cash of $603,000.

Cash used by financing activities decreased by $639,000 during the six months ended June 30, 2010, compared to the same period in 2009. The decrease was primarily attributable to a decrease in the repayment of our debt and short term borrowings of $1,090,000; offset by a decrease of $344,000 related to the issuance of shares under the employee stock purchase plan in the prior year and an increase in tax withholding related to stock grants and lapses of $107,000.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have exposure to market risk due to the nature of our financial instruments. Our financial instruments at June 30, 2010 consisted of cash and cash equivalents, marketable securities, accounts receivable, non-current investments, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities. The fair value of cash and cash equivalents, marketable securities, accounts receivable, non-current investments, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities as of June 30, 2010, approximated their carrying values.

Our primary market risk exposures relate to interest rate risk, foreign currency exchange rate risk and market value risk relating to the common stock price of Absolute and Traqueur, our French licensee. Significant changes in the market price of Absolute’s and Traqueur’s common stock could result in significant fluctuations in other income (expense). Based on the 366,500 shares of Absolute common stock held by us as of June 30, 2010, a $1.00 change in the market price of Absolute’s common stock would result in a $366,000 increase/decrease in the fair value of our marketable securities. Based on the 182,030 shares of Traqueur common stock held by us as of June 30, 2010, a $1.00 change in the market price would result in an $182,000 increase/decrease in the fair value of our non-current investments.

Interest rate exposure relates primarily to the effect of interest rate changes on amounts outstanding under our Credit Agreement for which there was CAD $8,300,000 (equivalent to USD $7,917,000) of borrowings outstanding as of June 30, 2010. Based on the outstanding borrowings under the agreement as of June 30, 2010, a 1% increase in the interest rate would result in an additional $79,000 of annual interest expense.

Accounts for subsidiaries whose functional currency is not the U.S. dollar are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the statement of operations. Historically, we have had minimal foreign currency exposure as most transactions with customers and vendors are denominated in U.S. dollars. We manage future foreign exchange exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge cost effective. As of June 30, 2010, we had no derivative contracts outstanding.

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

California Class Action Litigation

On April 5, 2006, a suit was filed against LoJack Corporation in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. In September 2007, the United States District Court for the Central District of California dismissed the plaintiff’s federal law claims. The plaintiff appealed the District Court’s decision and, on August 21, 2009, the Ninth Circuit affirmed the district court’s grant of summary judgment except as to the claim for compensation for the required postliminary data transmission, which was vacated. The plaintiff filed a petition for rehearing to the Ninth Circuit and on March 2, 2010, the Ninth Circuit affirmed the district court’s grant of summary judgment except as to (i) the claim for compensation for commuting under state law and (ii) the required postliminary data transmission, which were vacated. Our petition for rehearing to the Ninth Circuit was denied.

Due to the dismissal of the plaintiff’s claims in federal court as discussed above, in November 2007, the plaintiff also filed state law claims in California State Court. In June 2009, the California State Court granted the plaintiff’s claims for class certification with respect to nine claims and denied certification with respect to five claims. We appealed this decision. On March 26, 2010, the California State Appellate Court granted our appeal in part, denying certification with respect to six claims and affirming certification with respect to three claims, including missed meal and rest breaks.

On June 15, 2010, a suit was filed against LoJack Corporation in the Los Angeles County Superior Court of the State of California (Central District) alleging, amongst other claims, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code §17200 (unfair competition) and §17500 (false advertising), and breach of implied warranty with respect to LoJack Early Warning for motorcycles, and seeking class action status. Plaintiff seeks injunctive relief, restitution, disgorgement, punitive damages, interest and attorneys’ fees. On July 29, 2010, LoJack Corporation filed a notice of removal seeking to remove the case to the United States District Court for the Central District Court of California.

The matters discussed above, if decided adversely to, or settled by us, individually or in the aggregate, may result in liability material to our financial condition or results of operations.

Item 1A.	Risk Factors

For a discussion of our risk factors please refer to Part 1, “Item 1A. Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description

10.1*	Separation Agreement between LoJack Corporation and Ronald V. Waters III, effective as of May 24, 2010.

31.1*	Rule 13a-14(a)/15(d)–14(a) Certification.

31.2*	Rule 13a-14(a)/15(d)–14(a) Certification.

32*	Certification Pursuant to 18 U.S.C. Section 1350.

*	Indicates an exhibit which is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation
Registrant

Date: August 9, 2010	By:	/S/ RICHARD T. RILEY
Richard T. Riley
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2010	By:	/S/ TIMOTHY P. O’CONNOR
Timothy P. O’Connor
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)