Form 10-Q
period 2010-09-30
LOJACK CORP
filed 2010-11-09
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-08439

LOJACK CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2664794
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

200 Lowder Brook Drive, Suite 1000
Westwood, Massachusetts	02090
(Address of principal executive offices)	(Zip code)
(781) 251-4700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company.” See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of October 29, 2010, there were 18,296,025 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,513	$36,490
Restricted cash	300	603
Marketable securities at fair value	1,411	1,834
Accounts receivable—Net	27,148	34,216
Inventories	11,058	10,665
Prepaid and other expenses	3,181	3,136
Prepaid and receivable income taxes	7,848	9,076
Deferred income taxes	—	6,653

Total current assets	88,459	102,673
PROPERTY AND EQUIPMENT—NET	16,432	18,985
DEFERRED INCOME TAXES	95	8,824
INTANGIBLE ASSETS—NET	388	674
GOODWILL	1,717	1,717
OTHER ASSETS—NET	11,874	14,617

TOTAL ASSETS	$118,965	$147,490

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,688	$7,236
Accrued and other liabilities	10,734	9,253
Current portion of deferred revenue	22,597	24,416
Accrued compensation	5,788	3,002

Total current liabilities	43,807	43,907
LONG TERM DEBT	8,063	13,375
DEFERRED REVENUE	30,504	33,467
OTHER ACCRUED LIABILITIES	2,362	2,314
ACCRUED COMPENSATION	1,535	2,493

Total liabilities	86,271	95,556

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)

EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding 18,296,025 at September 30, 2010 and 18,359,738 at December 31, 2009	183	183
Additional paid-in capital	20,380	18,072
Accumulated other comprehensive income	7,370	7,531
Retained earnings	4,945	25,997

Total LoJack Corporation equity	32,878	51,783
Noncontrolling interest in subsidiary	(184)	151

Total equity	32,694	51,934

TOTAL LIABILITIES AND EQUITY	$118,965	$147,490

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenue	$38,485	$36,121	$106,624	$99,366
Cost of goods sold	19,126	15,554	53,310	46,620

Gross profit	19,359	20,567	53,314	52,746

Costs and expenses:

Product development	1,202	1,928	4,909	5,267
Sales and marketing	6,881	8,678	22,737	24,276
General and administrative	6,644	10,597	24,674	28,619
Legal settlement	—	18,250	—	18,250
Depreciation and amortization	1,678	1,418	5,415	4,845
Impairment of goodwill and intangible assets	—	—	—	14,038

Total	16,405	40,871	57,735	95,295

Operating income (loss)	2,954	(20,304)	(4,421)	(42,549)

Other income (expense):

Interest income	—	519	230	1,139
Interest expense	(178)	(98)	(488)	(343)
Other, net	300	201	(98)	674

Total	122	622	(356)	1,470

Income (loss) before provision (benefit) for income taxes	3,076	(19,682)	(4,777)	(41,079)
Provision (benefit) for income taxes	402	(6,064)	16,610	(8,188)

Net income (loss)	2,674	(13,618)	(21,387)	(32,891)
Less: Net loss attributable to the noncontrolling interest	(49)	(179)	(335)	(510)

Net income (loss) attributable to LoJack Corporation	$2,723	$(13,439)	$(21,052)	$(32,381)

Net income (loss) per share attributable to LoJack Corporation:

Basic	$0.16	$(0.78)	$(1.21)	$(1.89)

Diluted	$0.15	$(0.78)	$(1.21)	$(1.89)

Weighted average shares:

Basic	17,378,804	17,228,083	17,330,533	17,148,463

Diluted	17,738,093	17,228,083	17,330,533	17,148,463

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,387)	$(32,891)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock-based compensation	2,468	2,333
Depreciation and amortization	5,790	5,479
Impairment of goodwill and intangible assets	—	14,038
Fair value adjustment to warrants	(348)	(747)
Allowance for doubtful accounts	1,034	460
Deferred income taxes	15,387	15
Loss on disposal of property and equipment	2	7
Gain on marketable securities	1	(468)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	5,992	9,313
Inventories	(355)	2,381
Prepaid and other expenses	(41)	854
Prepaid income taxes	1,231	(5,464)
Other assets	599	(207)
Accounts payable	(2,525)	(2,298)
Accrued and other liabilities	4,107	(1,482)
Deferred revenue	(4,003)	(3,843)

Net cash provided (used) by operating activities	7,952	(12,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,980)	(4,103)
Purchase of marketable securities	(193)	(186)
Proceeds from the sale of marketable securities	1,223	4,051
Restricted cash	303	(16,983)

Net cash used by investing activities	(1,647)	(17,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares under employee stock purchase plan	—	344
Repayment of debt	(6,322)	(14,146)
Proceeds from debt	719	2,327
Payment of tax withholding obligations related to stock	(161)	(35)

Net cash used by financing activities	(5,764)	(11,510)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	482	44

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,023	(41,207)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,490	57,888

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,513	$16,681

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by LoJack Corporation and its subsidiaries, or “LoJack”, “we”, “our”, or “the Company”, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements include the accounts of LoJack, its wholly-owned subsidiaries, and SC-Integrity, or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2010, and the results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.
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
A reconciliation of weighted average shares used for the basic and diluted computations for the three months and nine months ended September 30, 2010 and 2009, respectively, is as follows:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2010	2009
Weighted average shares for basic	17,378,804	17,228,083
Dilutive effect of unvested stock	359,289	—

Weighted average shares for diluted	17,738,093	17,228,083

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2009
Weighted average shares for basic	17,330,533	17,148,463

Weighted average shares for diluted	17,330,533	17,148,463

For the three months ended September 30, 2010, 2,353,618 stock options and 127,901 shares of restricted stock were excluded from the computation of diluted net loss per share because the effect of including such shares would be antidilutive. Because of the net losses reported for the nine months ended September 30, 2010 and the three and nine months ended September 30, 2009, respectively, all shares of stock issuable pursuant to stock options and unvested stock have not been considered for dilution as their effect would be antidilutive. For the nine months ended September 30, 2010, 2,353,618 stock options and 890,038 shares of restricted stock were excluded from the computation of diluted net loss per share. For the three and nine months ended September 30, 2009, 2,275,162 stock options and 561,797 shares of restricted stock were excluded from the computation of diluted net loss per share. Performance shares totaling 128,625 and 70,525 were excluded from the computation of earnings per share for the three and nine months ended September 30, 2010 and 2009, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.

3. Inventories
Inventories are classified as follows (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$545	$633
Work in process	416	894
Finished goods, net	10,097	9,138

Total inventories	$11,058	$10,665

4. Stock Compensation
Stock Options
The following table presents activity of all stock options for the nine month period ended September 30, 2010:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at January 1, 2010	2,265,080	$7.94
Granted	819,200	4.21
Exercised	—	—
Cancelled, expired or forfeited	(730,662)	6.40

Outstanding at September 30, 2010	2,353,618	$7.37	4.55	$6

Vested and unvested expected to vest at September 30, 2010	2,329,889	$7.39	4.54	$6
Exercisable at September 30, 2010	1,169,501	$9.25	3.41	$2
The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $3.82 per share as of September 30, 2010.
Unvested Stock
Unvested stock represents shares of common stock that are subject to the risk of forfeiture until the fulfillment of specified performance criteria. Our unvested stock awards generally cliff vest on either the first, second or third anniversary date of the grant.
For grants which vest based on specified Company performance criteria, the grant date fair value of the shares is recognized over the period of performance once achievement of such criteria is deemed probable. For grants that vest through passage of time, the grant date fair value of the award is recognized ratably over the vesting period. The fair value of unvested stock awards is determined based on the number of shares granted and the market value of our shares on the grant date.
The following table presents activity of all unvested stock for the nine month period ended September 30, 2010:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at January 1, 2010	799,524	$6.01
Granted	574,925	4.29
Vested	(167,119)	10.09
Forfeited/cancelled	(317,292)	4.53

Unvested at September 30, 2010	890,038	$4.67

5. Investments and Fair Value Measurements
The Financial Accounting Standards Board, or FASB, authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
Financial assets and liabilities recorded on the accompanying unaudited condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:
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
Level 3—Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. We currently do not have any Level 2 or Level 3 financial assets or liabilities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets that are accounted for at fair value on a recurring basis at September 30, 2010 and December 31, 2009, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$1,142	$1,142	$—	$—
Marketable securities	1,411	1,411	—	—
Investment in common stock of French licensee	372	372	—	—

Total	$2,925	$2,925	$—	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$1,924	$1,924	$—	$—
Marketable securities	1,834	1,834	—	—
Absolute Software warrants	336	—	336	—
Investment in common stock of French licensee	776	776	—	—

Total	$4,870	$4,534	$336	$—

Our investments associated with our Nonqualified Deferred Compensation Plan consist of mutual fund shares that are publicly traded and for which market prices are readily available. Gains and losses related to such investments are recorded in other income (expense) in the statement of operations.

In June 2005, we entered into a ten-year trademark license agreement with Absolute Software, Inc., or Absolute, a Vancouver, British Columbia, Canada based computer theft recovery company to brand its consumer offering “LoJack for Laptops®.” In addition to an annual per unit royalty, we were granted 1,000,000 (on a post split basis) warrants to purchase Absolute’s common stock with vesting on a pro rata basis over a five year period commencing on July 1, 2006. As of September 30, 2010, all of the above warrants had vested and were exercised. As of September 30, 2010, we held 366,500 Absolute common shares as marketable securities that we have designated as trading securities. The gains and losses on these securities are recorded in other income (expense) in the statement of operations. These shares are publicly traded and their market price is readily available.
Our investment in common stock of our French licensee consists of publicly traded shares with a market price that is readily available. Because the quoted stock price of our investment fell below our recorded cost for an extended period of time, we recorded an other-than-temporary decline in our investment in other income (expense) in the statement of operations in the first quarter of 2009. During the nine months ended September 30, 2010, we recorded an unrealized gain related to this investment in accumulated other comprehensive income.
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
As of September 30, 2010, our investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, and a 17.5% equity interest in our Benelux licensee, totaling $496,000. Our investments in the aforementioned licensees are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. Management periodically reviews the carrying value of these investments using Level 3 inputs such as projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no impairments to the fair value of these investments for all periods presented.
Financial Instruments not Measured at Fair Value
Some of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.
At September 30, 2010, the carrying value of $8,063,000 of our long-term debt approximated the fair value, because our two year multicurrency revolving credit agreement, which was established on December 29, 2009, carries a variable rate of interest which is adjusted periodically and reflects current market conditions. Also see Note 6 below.
6. Debt
As of September 30, 2010 and December 31, 2009, our debt consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Long-term debt:
Canadian dollar denominated term loan—long term	$8,063	$13,375

Total long-term debt	$8,063	$13,375

On December 29, 2009, we entered into a two year multicurrency revolving credit agreement, or the Credit Agreement, with RBS Citizens, N.A., as a Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multicurrency revolving credit facility in the maximum amount of USD $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate currencies). We have the right to increase the aggregate amount available to be borrowed under the USD $30,000,000 multicurrency facility up to USD $50,000,000, subject to certain conditions, including consent of the lenders. At September 30, 2010, based upon the borrowing base calculation, we had additional borrowing availability of $10,086,000.
The outstanding borrowings under the Credit Agreement totaled CAD $8,300,000 (equivalent to USD $8,063,000) as of September 30, 2010. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of September 30, 2010 was 4.11%. As of September 30, 2010, we also had three outstanding irrevocable letters of credit in the aggregate amount of $1,280,000. The letters of credit reduce our outstanding borrowing availability under the Credit Agreement.

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
On June 30, 2010, we entered into an amendment of the Credit Agreement. The amendment allows for certain one-time severance costs that would otherwise be deducted in calculating Consolidated Net Income to be added back for the purposes of determining Consolidated EBITDA, provided that such additions will only be effective for the purpose of determining the Debt Service Coverage Ratio covenant for the quarters ending June 30, 2010 and September 30, 2010, respectively. Consolidated Net Income, Consolidated EBITDA and Debt Service Coverage Ratio are defined terms in the Credit Agreement. At September 30, 2010, we were in compliance with all financial covenants in the Credit Agreement.
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
7. Comprehensive Income (Loss)
Total comprehensive income (loss) and its components for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$2,674	$(13,618)	$(21,387)	$(32,891)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	200	(890)	12	(585)
Unrealized gains (losses) on marketable securities, net of tax	293	175	(173)	367

Total comprehensive income (loss)	3,167	(14,333)	(21,548)	(33,109)
Less: Comprehensive loss attributable to noncontrolling interest	(49)	(179)	(335)	(510)

Comprehensive income (loss) attributable to LoJack Corporation	$3,216	$(14,154)	$(21,213)	$(32,599)

Total accumulated other comprehensive income and its components were as follows (in thousands):

			Total
	Foreign	Unrealized	Accumulated
	Currency	Gain on	Other
	Translation	Marketable	Comprehensive
	Adjustment	Securities	Income
Balance at December 31, 2009	$7,171	$360	$7,531
Foreign currency translation adjustments	12	—	12
Unrealized loss on marketable securities	—	(173)	(173)

Balance at September 30, 2010	$7,183	$187	$7,370

8. Income Taxes
We recorded a worldwide provision for income taxes of $402,000 and $16,610,000 for the three and nine months ended September 30, 2010, respectively, which includes a non-cash tax charge of $15,100,000 in the nine months ended September 30, 2010, recorded to establish a valuation allowance for our net U.S. deferred tax assets in the second quarter ended June 30, 2010. The effective income tax rate for the three month period ended September 30, 2010 was lower than our federal statutory rate because of the favorable tax rate in Ireland and because no U.S. income tax expense was recorded for the three months ended September 30, 2010 due to the valuation allowance on our net U.S. deferred tax assets that was established in the second quarter ended June 30, 2010. The effective income tax rate for the nine month period ended September 30, 2010 is substantially higher than our federal statutory rate due to the establishment of a valuation allowance on our net U.S. deferred tax assets recorded in the second quarter ended June 30, 2010.
The effective income tax rate for the three month period ended September 30, 2009 was lower than our federal statutory rate due to the varying tax treatments of an impairment charge and the legal settlement expense incurred. In the three months ended September 30, 2009, we recorded an expense associated with a legal settlement in the amount of $18,250,000. This expense generated a tax benefit for the quarter in the amount of $4,699,000. In the nine months ended September 30, 2009, in addition to the legal settlement, we recorded a goodwill and intangible impairment charge of $14,038,000, for which no tax benefit was recorded.

We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue and stock compensation. The FASB authoritative guidance on accounting for income taxes requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. At year end 2009 and for the three months ended March 31, 2010, we had recorded a U.S. income tax benefit. At that time, management determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes was considered more likely than not, primarily due to taxable income in the federal carry back period and anticipated sufficient future taxable income. As a result of U.S. operating losses incurred in the quarter ended June 30, 2010, cumulative losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $15,100,000 against our net U.S. deferred tax assets for the quarter ended June 30, 2010. As a result of establishing a full valuation allowance against our net U.S. deferred tax assets, we did not recognize any deferred tax benefits related to U.S. net losses incurred in the second or third quarters of 2010. We will maintain a full valuation allowance on our net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
9. Segment Reporting
We have three separately managed and reported business segments: North America, International and All Other.
In the fourth quarter of 2009, we began the integration of Boomerang’s operations with our domestic operations and we re-evaluated our operating segments. In the fourth quarter of 2009, we identified the following operating segments: domestic, Boomerang, international licensees, LoJack Italia, SRL, or LoJack Italia, LoJack SafetyNet and SCI. In accordance with the quantitative and qualitative criteria included in the authoritative guidance for segment reporting, we have aggregated our domestic and Boomerang units into our North America segment, and our international licensees and LoJack Italia units into our International segment. LoJack SafetyNet and SCI do not meet the quantitative thresholds for separate reporting and have been grouped in All Other. In addition, we changed our measure of segment profit to operating income (loss).
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
Our All Other segment includes the results of LoJack SafetyNet and SCI. LoJack SafetyNet and SCI provide technology for the tracking and rescue of people at risk, and recovery of valuable cargo and business information, respectively.
The following table presents information about our operating segments for the three and nine months ended September 30, 2010 and 2009, respectively (in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods considered to be reasonable by our management.

	North America	International
	Segment	Segment	All Other	Consolidated
Consolidated Statements of Operations Data
Three Months Ended September 30, 2010
Revenue	$24,370	$13,405	$710	$38,485
Depreciation and amortization	1,571	108	55	1,734
Operating (loss) income	(1,211)	4,689	(524)	2,954

Three Months Ended September 30, 2009
Revenue	$26,209	$9,138	$774	$36,121
Depreciation and amortization	1,271	142	132	1,545
Legal settlement	9,125	9,125	—	18,250
Operating loss	(8,784)	(10,788)	(732)	(20,304)

Nine Months Ended September 30, 2010
Revenue	$73,265	$30,548	$2,811	$106,624
Depreciation and amortization	5,163	317	310	5,790
Operating (loss) income	(9,339)	6,890	(1,972)	(4,421)

Nine Months Ended September 30, 2009
Revenue	$73,919	$23,146	$2,301	$99,366
Depreciation and amortization	4,823	339	317	5,479
Legal settlement	9,125	9,125	—	18,250
Impairment of goodwill and intangible assets	14,038	—	—	14,038
Operating loss	(29,245)	(11,376)	(1,928)	(42,549)

10. Commitments and Contingent Liabilities
We are subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The matters discussed below, if decided adversely to, or settled by us, individually or in the aggregate, may result in liability material to our financial condition or results of operations.
California Class Action Litigations
Employee Claims
In April 2006, a suit was filed against LoJack Corporation in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. In September 2007, our motion for summary judgment was granted and the district court dismissed all of the plaintiff’s federal law claims. The plaintiff appealed the dismissal to the Ninth Circuit Court of Appeals and in August 2009, the Ninth Circuit affirmed the district court’s grant of summary judgment on all claims except as to the claim for compensation for the required postliminary data transmission, or the data transmission claim, for which the dismissal was vacated. The plaintiff filed a petition for rehearing to the Ninth Circuit and on March 2, 2010, the Ninth Circuit affirmed the district court’s grant of summary judgment on all claims except as to (i) the claim for compensation for commuting under state law and (ii) the data transmission claim, which are the two remaining claims. Our petition for rehearing to the Ninth Circuit was denied.
Due to the dismissal of the plaintiff’s claims in federal court as discussed above, in November 2007, the plaintiff also filed state law claims in California State Court. In June 2009, the California State Court granted class certification with respect to nine claims and denied class certification with respect to five claims. The Company appealed this decision and on March 26, 2010, the California State Appellate Court granted our appeal in part, denying certification with respect to certain claims and affirming certification with respect to other claims, including claims related to meal and rest breaks, postliminary data transmission, and time traveling to UPS stores. There are currently four claims class certified in this State Court case.
In both the Federal and State Court cases, the plaintiff, on behalf of the class, seeks unpaid wages, penalties, interest and attorneys’ fees in unspecified amounts. The parties have scheduled a mediation hearing to address all remaining Federal and State claims for November 13, 2010. There can be no guarantee of the possible outcome of the mediation between the parties, and there may or may not be a resolution of the above matters as a result of the mediation. The Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.
We have made accruals in the amount of $750,000 in the nine-month period ended September 30, 2010, with respect to certain of the above claims, where a potential loss is considered probable. For other claims, we cannot at this time predict the outcome of the case related to such claims nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation.
Consumer Claims
On June 15, 2010, a suit was filed by a consumer against LoJack Corporation in the Los Angeles County Superior Court of the State of California (Central District) alleging, amongst other claims, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code §17200 (unfair competition) and §17500 (false advertising), and breach of implied warranty with respect to LoJack Early Warning for motorcycles, and seeking class action status. On July 29, 2010, the Company removed the case to the United States District Court for the Central District Court of California. On August 23, 2010, the Company filed a motion to dismiss all claims. On September 27, 2010, the Court granted our motion to dismiss, without prejudice. The dismissal without prejudice provided plaintiff with the opportunity to amend its complaint, and on October 25, 2010, plaintiff filed its amended complaint, for alleged fraud, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code §17200 (unfair competition) and §17500 (false advertising), and breach of implied warranty and again seeks class certification. The Plaintiff, on behalf of the class, seeks injunctive relief, restitution, disgorgement, punitive damages, interest and attorneys’ fees in unspecified amounts. The Company is currently preparing its response and believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.

We cannot at this time predict the outcome of this case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation.
New York Litigation
On October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc. against LoJack Corporation in United States District Court for the Eastern District of New York alleging, among other claims, breach of contract, misrepresentation, violation of the NY franchise law, and price discrimination. Plaintiff seeks damages of $10,000,000, punitive damages, interest and attorneys fees, and treble damages. The Company is currently preparing its response and believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.
Given the early stages of this matter, we cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation.

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
Cautionary Statements
The Private Securities Litigation Reform Act of 1995 and other securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our expected liquidity, revenue, profit and capital expenditures and resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: (i) the continued and future acceptance of and demand for our products and services; (ii) our ability to obtain financing from lenders; (iii) the outcome of ongoing litigation involving the company; (iv) maintenance and development of the relationships with our customers, dealers, licensees, and business partners; (v) the presence of competitors with greater technical, marketing, and financial resources; (vi) our customers’ ability to access the credit markets; (vii) our ability to promptly and effectively respond to technological change to meet evolving customer needs; (viii) our ability to successfully develop and expand our products, channels and operations; and (ix) changes in general economic, political or geographical conditions. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning us, reference is made to Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
North America Segment
Our revenue in the United States is derived primarily from the sale of LoJack units, LoJack Early Warning, and extended warranty products to consumers. Approximately 87% of sales in the United States market are made through a distribution network consisting of dealers of new and used automobiles. We have strong consumer brand awareness in the United States.
The price paid by the consumer for a LoJack unit includes installation. We maintain a workforce that performs these installations and we supplement our installation capacity by contracting with and certifying select dealers and other third parties to install our products. We continually seek to minimize the fixed costs related to the installation of a LoJack unit by increasing our installation capacity with certified dealers and other third parties. We monitor the quality of these installations through the use of an expanded quality control process.
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
Our revenue in Canada is derived from the sale of Boomerang Espion, Boomerang Espion Alert, Boomerang, Boomerang2 and BoomerangXpress units, related products, and service contracts. Certain insurance companies in Quebec offer rebates to customers who install a Boomerang unit in their high priced or high risk of theft vehicles and, in many instances, require installation of a Boomerang unit in such vehicles.

Those who purchase Boomerang units are also required to enter into a service contract. The terms of service contracts offered range from 12 to 60 months and are payable in full upon activation of the related unit or renewal of a previous service contract.
International Segment
Internationally, our stolen vehicle recovery technology is operational in 32 countries and territories around the world. We have existing licensees in South America, Mexico, the Caribbean, Africa, Asia and Europe. Revenue from this segment consists of product and infrastructure sales to our licensees, royalties and license fees.
We record additions to deferred revenue for international license fees and recognize the revenue over the term of the license (generally ten years). Royalty revenue is recognized when earned.
Italy is the only country outside of North America where we own and operate a stolen vehicle recovery network. Consumers who purchase LoJack units in Italy are also required to enter into a service contract with LoJack Italia. The terms of service contracts offered range from 10 to 84 months and are payable in full upon activation of the related unit or renewal of a previous service contract, except for the “Fleet” market, whose units and tracking service is payable on a monthly basis.
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
In the first quarter of 2010, our North American business began to stabilize after disruptions caused by the general economic climate; however, the turnaround of the United States auto industry was uneven throughout the first nine months of 2010. Recent U.S. automobile industry projections indicate that new vehicle sales are expected to be in the range of 11 to 11.5 million units for the year. In the United States market, LoJack unit volume trends have consistently tracked the retail trends in the broader domestic auto market for the year. Despite the growth in total auto sales recorded in the third quarter, actual retail auto sales declined. The industry-wide increase in the third quarter was fueled primarily by fleet sales which rose 24%. Consumer purchases continue to be impacted by the restrictive credit environment, continued high unemployment and fewer incentives offered by auto manufacturers. The consistency of our penetration rate demonstrates that our business has not been significantly impacted by any competing technology. Our unit volume performance has improved and as confidence returns to certain dealerships we continue to expand our bulk installation program. As the United States auto market recovers, we expect that our installations will increase in a manner that is consistent with the retail market trends.
International Segment
Our international business has also stabilized in 2010. Our licensees have returned to more normalized purchasing patterns and their orders reflect new demand for our products. The third quarter results from our International segment reflect the growth in sales across the majority of our licensees, particularly those in Africa and Latin America. Additionally, our licensees have begun to take delivery of our self-powered product. Our business in Italy is continuing to gain traction and has delivered growth in terms of both revenue and subscriber base in the first nine months of 2010.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies and estimates which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition and deferred revenue, accounts receivable, valuation of investments, valuation of long-lived assets, intangibles and goodwill, and income taxes. These critical accounting policies and estimates are the same as those detailed in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting policies or in such estimates and assumptions, except for the deferred tax asset valuation allowance established in the quarter ended June 30, 2010 as disclosed in Note 8 to the condensed consolidated financial statements.

Results of Operations for the three months ended September 30, 2010 versus the three months ended September 30, 2009
Revenue
Revenue for the three months ended September 30, 2010 increased by $2,365,000 as compared to the same period in 2009. The following table presents revenue by our segments (dollars in thousands):

	Three Months Ended
	September 30,		Percentage Change
	2010	2009	2010 vs. 2009
North America	$24,370	$26,209	(7)%
International	13,405	9,138	47
All Other	710	774	(8)

Total revenue	$38,485	$36,121	7%

Revenue related to our North America segment decreased by $1,838,000 for the three months ended September 30, 2010, as compared to the same period in 2009.
During August 2009, in response to the financial crisis, the U.S. Government provided consumers up to $4,500 in credit for trading in their cars or trucks for those that were more fuel efficient under the “Cash for Clunkers” program. Cash for Clunkers resulted in a significant spike in domestic new automobile sales during August of 2009, resulting in a seasonally adjusted run rate in the broader market of over 14 million vehicles. Without a comparable promotion in the third quarter of 2010, our dealer and direct distribution channels in the United States market saw revenue declines of 9% and 10%, respectively, over the prior period. Revenue for our motorcycle channel saw revenue declines of 18%, while revenue for our heavy equipment, or commercial, channel increased 37% in the third quarter of 2010 as compared to the same period in 2009.
The activity that resulted in a 7% decrease in our North America segment revenue for the three months ended September 30, 2010 as compared to the same period in 2009 was primarily attributable to:
•	A decrease of $1,634,000, or 10%, in revenue from LoJack units, primarily due to a 6% decrease in the number of units sold and a 4% decrease in average revenue per unit sold, as compared to the same period in 2009;
•	A decrease of $66,000, or 2%, in revenue related to our Boomerang products, primarily due to the change in the exchange rate between the Canadian and U.S. dollar;
•	A decrease of $113,000, or 18%, in revenue from the motorcycle channel caused by a 34% decrease in the number of units sold from 1,900 to 1,200 units, partially offset by a 25% increase in the average revenue per unit sold; and
•	A decrease of $176,000, or 4%, in the recognition of deferred revenue from our Early Warning and warranty products;
partially offset by:
•	An increase of $180,000 in all other revenue including a decrease in sales promotions offered to our dealers and an increase in fees charged for inspections and offsite installations.
Revenue related to our International segment increased $4,267,000 for the three months ended September 30, 2010, as compared to the same period in 2009.
This increase in our International segment was primarily due to a 62% increase in unit volume as compared to the same period one year ago. Our International segment unit volume and revenue in 2009 reflected the impact of the deteriorating global economic conditions and the effects of inventory build-up by certain licensees at the end of the fourth quarter of 2008. In the third quarter of 2010, our International business strengthened as a result of orders from our licensees in Africa and Latin America and increased unit and subscriber volumes in Italy. Our licensees are returning to more normalized purchasing patterns and their orders reflect restored demand for our products.
The increase in our International segment revenue for the three months ended September 30, 2010 as compared to the same period in 2009 was primarily attributable to:
•	An increase of $3,471,000, or 538%, in revenue from African licensees due to a 45,000 increase in the number of units sold in the third quarter of 2010 compared to the same period in 2009;
•	An increase of $439,000, or 6%, in revenue from Latin American licensees due to an 18% increase in the number of units sold from 97,100 to 114,800, partially offset by an 11% decrease in average revenue per unit;
•	An increase of $40,000, or 10%, in revenue from European licensees due to a 108% increase in the number of units sold from 2,500 to 5,200, partially offset by a 47% decrease in average revenue per unit caused by volume based pricing penalties which were assessed in 2009 when targets were not achieved and not repeated in the current year;

•	An increase of $34,000, or 15%, in revenue from LoJack Italia due to a 149% increase in the number of units sold from 1,200 to 2,900, partially offset by a 48% decrease in average revenue per unit as the majority of the incremental sales were sold through our broker channel; and
•	An increase of $328,000, or 36%, in revenue from infrastructure, royalty, license fee, and other revenue.

Revenue related to our All Other segment decreased $64,000 for the three months ended September 30, 2010 compared to the same period in 2009.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (dollars in thousands):

	Three Months Ended
	September 30,		Percentage Change
	2010	2009	2010 vs. 2009
North America	$12,590	$11,308	11%
International	6,232	3,998	56
All Other	304	248	23

Total cost of goods sold	$19,126	$15,554	23%

As a percentage of total revenue, total cost of goods sold was 50% and 43% for the three months ended September 30, 2010 and 2009, respectively.
As a percentage of North America revenue, cost of goods sold relating to our North America segment was 52% and 43% for the three months ended September 30, 2010 and 2009, respectively. The increase in cost of goods sold as a percentage of revenue is due to increased unit volume related to the lower margin United States bulk installation program, the discontinuation of a non-core GPS product, and increased product warranty expense related to the Boomerang technology in Canada during the three months ended September 30, 2010 as compared to the same period in 2009. In addition, in 2009, in Canada, we received a sales tax refund related to Boomerang cell phone line charges which decreased the cost of goods sold and was unmatched in the three months ended September 30, 2010.
As a percentage of International revenue, cost of goods sold relating to our International segment was 46% and 44% for the three months ended September 30, 2010 and 2009, respectively. The increase in cost of goods sold as a percentage of revenue over the prior year period reflects the mix of sales between product, royalty and infrastructure components which have differing margins.
As a percentage of revenue, our cost of goods sold associated with the All Other segment for the three months ended September 30, 2010 and 2009 was 43% and 32%, respectively.
Operating Expenses
The following table presents our operating expenses (dollars in thousands):

	Three Months Ended
	September 30,		Percentage Change
	2010	2009	2010 vs. 2009
Product development	$1,202	$1,928	(38)%
Sales and marketing	6,881	8,678	(21)
General and administrative	6,644	10,597	(37)
Legal settlement	—	18,250	(100)
Depreciation and amortization	1,678	1,418	18

Total operating expenses	$16,405	$40,871	(60)%

Product Development
As a percentage of total revenue, product development expenses were 3% and 5% for the three months ended September 30, 2010 and 2009, respectively.
Product development expenses decreased $726,000 for the three months ended September 30, 2010 as compared to the same period in 2009, primarily due to a decrease of $714,000 in compensation expenses related to workforce reductions completed in the second quarter of 2010.

Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 18% and 24% for the three months ended September 30, 2010 and 2009, respectively.
The decrease of $1,797,000 for the three months ended September 30, 2010 as compared to the same period in 2009 was primarily attributable to:
•	Decreased compensation expenses of $897,000 as compared to the same period in 2009, including $845,000 of lower salary expense, as compared to the same period in 2009 caused by workforce reductions completed in the second quarter of 2010 and decreased sales commissions of $47,000; and
•	Decreased advertising expenses of $800,000 due to management’s decision to reduce online and cable television advertising in 2010;
partially offset by:
•	Increased facilities expenses of $238,000 related to the costs of maintaining our sales offices which were previously included in general and administrative expenses and are now classified as sales and marketing expenses;
General and Administrative
As a percentage of total revenue, general and administrative expenses were 17% and 29% for the three months ended September 30, 2010 and 2009, respectively.
The decrease of general and administrative expenses of $3,953,000, for the three months ended September 30, 2010 as compared to the same period in 2009 was primarily attributable to:
•	Decreased legal expenses of $1,727,000, which were primarily attributable to the litigation with our former licensee in China which was settled in 2009;
•	Decreased facilities expenses of $238,000 related to the costs of maintaining our sales offices which were previously included in general and administrative expenses and are now classified as sales and marketing expenses;
•	Decreased compensation expenses of $1,503,000 related to workforce reductions completed in the second quarter of 2010; and
•	Decreased administrative expenses of $407,000 in our Boomerang segment primarily due to the change in the exchange rate between the Canadian and U.S. dollar.
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expenses were approximately 4% for both the three months ended September 30, 2010 and 2009.
Depreciation and amortization expenses increased by $260,000, for the three months ended September 30, 2010 as compared to the same period one year ago. The increase is primarily related to certain assets being placed into service since September 30, 2009.
Other Income (Expense)
The following table presents our other income (expense) (dollars in thousands):

	Three Months Ended
	September 30,		Percentage Change
	2010	2009	2010 vs. 2009
Interest income	$—	$519	(100)%
Interest expense	(178)	(98)	82
Other income	300	201	49

Total other income	$122	$622	(80)%

Other income for the three months ended September 30, 2010 decreased by $500,000 from income of $622,000 for the three months ended September 30, 2009 to $122,000 for the same period in 2010. This change is primarily attributable to the following:
•	Decreased interest income of $519,000, which is primarily attributable to interest collected on our licensee receivable balances in 2009, and lower interest rates and lower average cash balances;
•	Increased interest expense of $80,000, which is primarily attributable to a higher interest rate partially offset by a lower average debt balance; and
•	Increased other income of $99,000 which is primarily attributable to: (i) an increase in dividend income of $109,000 primarily related to a dividend received from our licensee in Mexico, (ii) a $230,000 increase in gains related to foreign currency transactions, and (iii) a $263,000 decrease in the income associated with our marketable securities, primarily related to the valuation of our Absolute common stock and the investments in the deferred compensation plan.
Provision (Benefit) for Income Taxes
We recorded a $402,000 provision for income taxes for the three months ended September 30, 2010, largely comprised of a provision for income taxes for our Irish subsidiary and adjustments to our prepaid taxes. The effective income tax rate for the three month period ended September 30, 2010 was lower than our federal statutory rate because of the favorable tax rate in Ireland and because no U.S. income tax expense was recorded for the three months ended September 30, 2010 due to the valuation allowance on our net U.S. deferred tax assets that was established in the second quarter ended June 30, 2010.
Net Income (Loss) and Earnings Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net income attributable to LoJack Corporation increased by $16,162,000 from a net loss of $13,439,000 for the three months ended September 30, 2009, to net income of $2,723,000 for the three months ended September 30, 2010. For the three months ended September 30, 2010, the net income per share attributable to LoJack Corporation was $0.15 per diluted share as compared to a net loss of $0.78 per diluted share in the same period in 2009.

Results of Operations for the nine months ended September 30, 2010 versus the nine months ended September 30, 2009
Revenue
Revenue for the nine months ended September 30, 2010 increased by $7,258,000 as compared to the same period in 2009. The following table presents revenue by our segments (dollars in thousands):

	Nine Months Ended
	September 30,		Percentage Change
	2010	2009	2010 vs. 2009
North America	$73,265	$73,919	(1)%
International	30,548	23,146	32
All Other	2,811	2,301	22

Total revenue	$106,624	$99,366	7%

Revenue related to our North America segment decreased by $654,000 for the nine months ended September 30, 2010, as compared to the same period in 2009.
The turnaround of the United States auto industry was uneven throughout the first nine months of 2010. In the United States market, LoJack unit volume trends have consistently tracked the retail trends in the broader domestic auto market for the year. Consumer purchases continue to be impacted by the restrictive credit environment, continued high unemployment and fewer incentives offered by auto manufacturers. While our unit volume performance has improved over prior quarters, we have continued to expand our bulk installation program as confidence returns to certain dealerships, therefore the increases in unit volume have been somewhat offset by decreases in average revenue per unit for the nine months ended September 30, 2010. Revenue for our dealer channel decreased 1%, as compared to the same period in 2009, while our commercial and motorcycle channels saw revenue declines of 9% and 19%, respectively.
The activity that resulted in a 1% decrease in our North America segment revenue for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily attributable to:
•	A decrease of $1,023,000, or 2%, in revenue from LoJack units, primarily due to a 3% increase in the number of units sold and a 5% decrease in average revenue per unit sold, as compared to the same period in 2009;
•	A decrease of $348,000, or 43%, in royalty revenue related to our license agreement with Absolute;
•	A decrease of $382,000, or 19%, in revenue from the motorcycle channel caused by a 30% decrease in the number of units sold from 5,900 to 4,100 units, partially offset by a 17% increase in the average revenue per unit sold; and
•	A decrease of $442,000 in the recognition of deferred revenue from our Early Warning and warranty products;
partially offset by:
•	An increase of $552,000, or 6%, in revenue related to our Boomerang products, primarily due to the change in the exchange rate between the Canadian and U.S. dollar; and
•	An increase of $988,000, or 768%, in all other revenue driven by a reduction of sales promotions offered to our dealers, and an increase in fees charged for inspections and offsite installations.
Revenue related to our International segment increased $7,402,000 for the nine months ended September 30, 2010 as compared to the same period in 2009.
This increase in our International segment was primarily due to a 53% increase in unit volume compared to the same period one year ago. Our International segment unit volume and revenue in 2009 reflected the impact of the deteriorating global economic conditions and the effects of inventory build-up by certain licensees at the end of the fourth quarter of 2008. In the first nine months of 2010, our International business strengthened as a result of orders from our licensees in Latin America and Africa. Our licensees are returning to more normalized purchasing patterns and their orders reflect restored demand for our products.
The increase in our International segment revenue for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily attributable to:
•	An increase of $7,430,000 in revenue from African licensees due to an increase in the number of units sold from 8,600 to 104,000, as the inventory build-up at the end of 2008, discussed above, was sold off and more normalized buying patterns resumed;
•	An increase of $503,000, or 85%, in revenue from LoJack Italia due to a 222% increase in the number of units sold from 3,100 to 10,100, partially offset by a 39% decrease in average revenue per unit as the majority of the incremental sales were sold through our broker channel;

•	An increase of $360,000, or 2%, in revenue from Latin American licensees due to a 19% increase in the number of units sold from 226,100 to 268,600, partially offset by a 14% decrease in average revenue per unit;
partially offset by:
•	A decrease of $329,000, or 19%, in revenue from European licensees due to a 27% decrease in the number of units sold from 24,000 to 17,500, partially offset by a 12% increase in average revenue per unit; and
•	A decrease of $562,000, or 16%, in revenue from infrastructure, royalty, license fee, and other revenue.
Revenue related to our All Other segment increased $510,000 for the nine months ended September 30, 2010 compared to the same period in 2009. The increase was the result of an increase of $253,000 in sales related to LoJack SafetyNet and an increase of $257,000 in sales at SCI.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (dollars in thousands):

	Nine Months Ended
	September 30,		Percentage Change
	2010	2009	2010 vs. 2009
North America	$37,601	$34,712	8%
International	14,643	10,933	34
All Other	1,066	975	9

Total cost of goods sold	$53,310	$46,620	14%

As a percentage of total revenue, total cost of goods sold was 50% and 47% for the nine months ended September 30, 2010 and 2009, respectively.
As a percentage of North America revenue, cost of goods sold relating to our North America segment was 51% and 47% for the nine months ended September 30, 2010 and 2009, respectively. The increase in cost of goods sold as a percentage of revenue is due to increased unit volume related to the lower margin United States bulk installation program, the discontinuation of a non-core GPS product, and increased product warranty expense related to the Boomerang technology in Canada during the nine months ended September 30, 2010 as compared to the same period in 2009. In addition, in 2009, in Canada, we received a sales tax refund related to Boomerang line charges, which decreased the cost of goods sold.
As a percentage of International revenue, cost of goods sold relating to our International segment was 48% and 47% for the nine months ended September 30, 2010 and 2009, respectively. The increase in cost of goods sold as a percentage of revenue over the prior year period reflects the mix of sales between product, royalty and infrastructure components which have differing margins.
As a percentage of revenue, our cost of goods sold associated with the All Other segment for the nine months ended September 30, 2010 and 2009 was 38% and 42%, respectively.
Operating Expenses
The following table presents our operating expenses (dollars in thousands):

	Nine Months Ended
	September 30,		Percentage Change
	2010	2009	2010 vs. 2009
Product development	$4,909	$5,267	(7)%
Sales and marketing	22,737	24,276	(6)
General and administrative	24,674	28,619	(14)
Legal settlement	—	18,250	(100)
Depreciation and amortization	5,415	4,845	12
Loss on impairment of goodwill and intangible assets	—	14,038	(100)

Total operating expenses	$57,735	$95,295	(39)%

Product Development
As a percentage of total revenue, product development expenses were 5% for both the nine months ended September 30, 2010 and 2009.
Product development expenses decreased $358,000 for the nine months ended September 30, 2010 as compared to the same period in 2009. The decrease in 2010 was primarily due to a decrease of $129,000 in compensation expenses related to workforce reductions completed in the second quarter of 2010 and a decrease of $298,000 in product development costs.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 21% and 24% for the nine months ended September 30, 2010 and 2009, respectively.
The decrease of $1,539,000 for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily attributable to:
•	Decreased compensation expenses of $386,000, including $1,659,000 of lower salary expense resulting from workforce reductions completed in the second quarter of 2010, partially offset by increased severance payments of $586,000 made for the workforce reductions and increased sales commissions of $687,000 earned during the nine months ended September 30, 2010; and
•	Decreased advertising expenses of $1,949,000 due to management’s decision to reduce online and cable television advertising in 2010;
partially offset by:
•	Increased provision for credit losses of $444,000 related primarily to receivables in our North America and International segments; and
•	Increased facilities expenses of $526,000 related primarily to the costs of maintaining our sales offices, which were previously included in general and administrative expenses.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 23% and 29% for the nine months ended September 30, 2010 and 2009, respectively.
The decrease of general and administrative expenses of $3,945,000 for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily attributable to:
•	Decreased legal expenses of $3,621,000, which were primarily attributable to the litigation with our former licensee in China, which was settled in 2009; and
•	Decreased administrative expenses of $1,946,000 in our Boomerang segment, which was primarily due to the change in the exchange rate between the Canadian and U.S. dollar;
partially offset by:
•	Increased compensation expenses of $1,226,000, primarily related to workforce reductions completed during the second quarter of 2010.
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expenses were approximately 5% for both the nine months ended September 30, 2010 and 2009.
Depreciation and amortization expenses increased by $570,000, for the nine months ended September 30, 2010 as compared to the same period one year ago. The increase is primarily related to certain assets being placed into service since September 30, 2009.
Other Income (Expense)
The following table presents our other income (expense) (dollars in thousands):

	Nine Months Ended
	September 30,		Percentage Change
	2010	2009	2010 vs. 2009
Interest income	$230	$1,139	(80)%
Interest expense	(488)	(343)	42
Other income (expense)	(98)	674	(115)

Total other income (expense)	$(356)	$1,470	(124)%

Other income (expense) for the nine months ended September 30, 2010 changed by $1,826,000 from income of $1,470,000 for the nine months ended September 30, 2009 to expense of $356,000 for the same period in 2010. This change is primarily attributable to the following:
•	Decreased interest income of $909,000, which is primarily attributable to interest collected on our licensee receivable balances in 2009, and lower interest rates and lower average cash balances;
•	Increased interest expense of $145,000, which is primarily attributable to a higher interest rate, partially offset by a lower average debt balance; and
•	Decreased other income of $772,000 which is primarily attributable to: (i) a $99,000 decrease in the income associated with our marketable securities, primarily related to the valuation of our Absolute common stock and the investments in the deferred compensation plan, and (ii) a $663,000 increase in losses related to foreign currency transactions.
(Benefit) Provision for Income Taxes
We recorded a $16,610,000 provision for income taxes for the nine months ended September 30, 2010, which includes the establishment of a valuation allowance for our net U.S. deferred tax assets of $15,100,000 and the establishment of a valuation allowance for deferred tax assets in a Canadian subsidiary of $282,000. The effective income tax rate for the nine month period ended September 30, 2010 is substantially higher than our federal statutory rate due to the establishment of a valuation allowance on our net U.S. deferred tax assets recorded in the second quarter ended June 30, 2010.
We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue and stock compensation. The FASB authoritative guidance on accounting for income taxes requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. At year end 2009 and for the three months ended March 31, 2010, we had recorded a U.S. income tax benefit. At that time, management determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes was considered more likely than not, primarily due to taxable income in the federal carry back period and anticipated sufficient future taxable income. As a result of U.S. operating losses incurred in the quarter ended June 30, 2010, cumulative losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $15,100,000 against our net U.S. deferred tax assets for the quarter ended June 30, 2010. As a result of establishing a full valuation allowance against our net U.S. deferred tax assets, we did not recognize any deferred tax benefits related to U.S. net losses incurred in the second and third quarters of 2010. We will maintain a full valuation allowance on our net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
Net Loss and Loss Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net loss attributable to LoJack Corporation decreased by $11,329,000 from a net loss of $32,381,000 for the nine months ended September 30, 2009, to a net loss of $21,052,000 for the nine months ended September 30, 2010. For the nine months ended September 30, 2010, the net loss per share attributable to LoJack Corporation was $1.21 per diluted share as compared to a net loss of $1.89 per diluted share in the same period in 2009.
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
On December 29, 2009, we entered into a multicurrency revolving credit agreement, or the Credit Agreement, with RBS Citizens, N.A., as a Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multicurrency revolving credit facility in the maximum amount of USD $30,000,000, subject to borrowing base limitations, (or its equivalent in alternate currencies). We have the right to increase the aggregate amount available to be borrowed under the USD $30,000,000 multicurrency facility up to USD $50,000,000, subject to certain conditions, including consent of the lenders. At September 30, 2010, based upon the borrowing base calculation, we had additional borrowing availability of $10,086,000.
The outstanding borrowings under the Credit Agreement totaled CAD $8,300,000 (equivalent to USD $8,063,000) as of September 30, 2010. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of September 30, 2010 was 4.11%. As of September 30, 2010, we also had three outstanding irrevocable letters of credit in the aggregate amount of $1,280,000. The letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
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
On June 30, 2010, we entered into an amendment of the Credit Agreement. The amendment allows for certain one-time severance costs that would otherwise be deducted in calculating Consolidated Net Income to be added back for the purposes of determining Consolidated EBITDA, provided that such additions will only be effective for the purpose of determining the Debt Service Coverage Ratio covenant for the quarters ending June 30, 2010 and September 30, 2010, respectively. Consolidated Net Income, Consolidated EBITDA and Debt Service Coverage Ratio are defined terms in the Credit Agreement. At September 30, 2010, we were in compliance with all financial covenants in the Credit Agreement.
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
On February 15, 2008 our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock under a trading plan intended to comply with Rule 10b5-1 under the Exchange act of 1934, as amended, the Exchange Act, and additionally renewed the remaining management discretion authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. We did not repurchase under the stock repurchase plan and given the current capital market environment, we do not expect to repurchase any stock under the repurchase program in 2010.

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
We expect our initiative to own and operate the Italian stolen vehicle recovery network, expand the LoJack SafetyNet business in the United States, fund Boomerang and SCI’s operating cash deficits, combined with our longer term international investment requirements and domestic expansion, to be funded using existing cash, cash flows from operations and, if needed, our existing credit facility.
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
We expect capital expenditures for 2010 to be between $4,400,000 and $5,700,000, which we expect to fund out of our existing working capital, which was $44,652,000 as of September 30, 2010 and included $37,513,000 of cash. Non-discretionary capital expenditures budgeted for 2010 include: $500,000 to $630,000 for enhancement of our core tracking and recovery technology; $600,000 to $715,000 for development of our next generation LoJack SafetyNet technology; and $1,400,000 to $1,700,000 for enhancements to our internal systems and technology infrastructure. Discretionary expenditures for 2010, which could be delayed to a future period, include $1,900,000 to $2,700,000 for additional hardware infrastructure and system upgrades. However, we currently have no plans to delay these projects or reduce these spending levels. For the nine months ended September 30, 2010, we had capital expenditures of $2,980,000.
If we decide to pursue significant opportunities in domestic and international markets, we may be required to find sources of capital in addition to existing working capital. We believe the sources currently available to us will be adequate for the next 12 months and on a long-term basis. We plan to fund our existing operations, including capital expenditures, using existing cash, cash flows from operations and, if needed, the existing Credit Agreement discussed above.
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Cash provided (used) by:
Operating activities	$7,952	$(12,520)
Investing activities	(1,647)	(17,221)
Financing activities	(5,764)	(11,510)
Effect of exchange rate changes on cash	482	44

Increase (decrease) in cash and cash equivalents	$1,023	$(41,207)

Cash provided by operating activities increased by $20,472,000 during the nine months ended September 30, 2010, compared to the same period in 2009. The increase was primarily attributable to a net increase of $14,721,000 in earnings excluding non cash items, and an increase in cash provided by other working capital items of $5,751,000.
Investing activities used $1,647,000 of cash during the nine months ended September 30, 2010, as compared to $17,221,000 of cash used during the same period in 2009. This $15,574,000 change was primarily due to a decrease in capital expenditures of $1,123,000 and a decrease in restricted cash of $17,286,000 caused primarily by the settlement of litigation with our former licensee in China. These changes were offset by a decrease in the net proceeds from our marketable securities activity of $2,835,000.

Cash used by financing activities decreased by $5,746,000 during the nine months ended September 30, 2010, compared to the same period in 2009. The decrease was primarily attributable to a decrease in the repayment, net of proceeds, of our debt and short term borrowings of $6,216,000; partially offset by a decrease of $344,000 related to the issuance of shares under the employee stock purchase plan in the prior year period and an increase in tax withholding related to stock grants and lapses of $126,000 in the current year period.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have exposure to market risk due to the nature of our financial instruments. Our financial instruments at September 30, 2010 consisted of cash and cash equivalents, marketable securities, accounts receivable, non-current investments, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities. The fair value of cash and cash equivalents, marketable securities, accounts receivable, non-current investments, accounts payable, customer deposits, accrued liabilities, long-term debt and credit facilities as of September 30, 2010, approximated their carrying values.
Our primary market risk exposures relate to interest rate risk, foreign currency exchange rate risk and market value risk relating to the common stock price of Absolute and Traqueur, our French licensee. Significant changes in the market price of Absolute’s and Traqueur’s common stock could result in significant fluctuations in other income (expense). Based on the 366,500 shares of Absolute common stock held by us as of September 30, 2010, a $1.00 change in the market price of Absolute’s common stock would result in a $366,000 increase/decrease in the fair value of our marketable securities. Based on the 182,030 shares of Traqueur common stock held by us as of September 30, 2010, a $1.00 change in the market price would result in an $182,000 increase/decrease in the fair value of our non-current investments.
Interest rate exposure relates primarily to the effect of interest rate changes on amounts outstanding under our Credit Agreement for which there was CAD $8,300,000 (equivalent to USD $8,063,000) of borrowings outstanding as of September 30, 2010. Based on the outstanding borrowings under the agreement as of September 30, 2010, a 1% increase in the interest rate would result in an additional $81,000 of annual interest expense.
Accounts for subsidiaries whose functional currency is not the U.S. dollar are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the statement of operations. Historically, we have had limited foreign currency exposure as most transactions with customers and vendors are denominated in U.S. dollars. We manage future foreign exchange exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge is cost effective. As of September 30, 2010, we had no derivative contracts outstanding.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The matters discussed below, if decided adversely to, or settled by us, individually or in the aggregate, may result in liability material to our financial condition or results of operations.
California Class Action Litigations
Employee Claims
In April 2006, a suit was filed against LoJack Corporation in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. In September 2007, our motion for summary judgment was granted and the district court dismissed all of the plaintiff’s federal law claims. The plaintiff appealed the dismissal to the Ninth Circuit Court of Appeals and in August 2009, the Ninth Circuit affirmed the district court’s grant of summary judgment on all claims except as to the claim for compensation for the required postliminary data transmission, or the data transmission claim, for which the dismissal was vacated. The plaintiff filed a petition for rehearing to the Ninth Circuit and on March 2, 2010, the Ninth Circuit affirmed the district court’s grant of summary judgment on all claims except as to (i) the claim for compensation for commuting under state law and (ii) the data transmission claim, which are the two remaining claims. Our petition for rehearing to the Ninth Circuit was denied.
Due to the dismissal of the plaintiff’s claims in federal court as discussed above, in November 2007, the plaintiff also filed state law claims in California State Court. In June 2009, the California State Court granted class certification with respect to nine claims and denied class certification with respect to five claims. The Company appealed this decision and on March 26, 2010, the California State Appellate Court granted our appeal in part, denying certification with respect to certain claims and affirming certification with respect to other claims, including claims related to meal and rest breaks, postliminary data transmission, and time traveling to UPS stores. There are currently four claims class certified in this State Court case.
In both the Federal and State Court cases, the plaintiff, on behalf of the class, seeks unpaid wages, penalties, interest and attorneys’ fees in unspecified amounts. The parties have scheduled a mediation hearing to address all remaining Federal and State claims for November 13, 2010. There can be no guarantee of the possible outcome of the mediation between the parties, and there may or may not be a resolution of the above matters as a result of the mediation. The Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.
Consumer Claims
On June 15, 2010, a suit was filed by a consumer against LoJack Corporation in the Los Angeles County Superior Court of the State of California (Central District) alleging, amongst other claims, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code §17200 (unfair competition) and §17500 (false advertising), and breach of implied warranty with respect to LoJack Early Warning for motorcycles, and seeking class action status. On July 29, 2010, the Company removed the case to the United States District Court for the Central District Court of California. On August 23, 2010, the Company filed a motion to dismiss all claims. On September 27, 2010, the Court granted our motion to dismiss, without prejudice. The dismissal without prejudice provided plaintiff with the opportunity to amend its complaint, and on October 25, 2010, plaintiff filed its amended complaint, for alleged fraud, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code §17200 (unfair competition) and §17500 (false advertising), and breach of implied warranty and again seeks class certification. The Plaintiff, on behalf of the class, seeks injunctive relief, restitution, disgorgement, punitive damages, and attorneys’ fees in unspecified amounts. The Company is currently preparing its response and believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.
New York Litigation
On October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc. against LoJack Corporation in United States District Court for the Eastern District of New York alleging, among other claims, breach of contract, misrepresentation, violation of the NY franchise law, and price discrimination. Plaintiff seeks damages of $10,000,000, punitive damages, interest and attorneys fees, and treble damages. The Company is currently preparing its response and believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.

Item 6. Exhibits
(a) Exhibits

Exhibit
No.		Description

10.1		First Amendment to Credit Agreement dated as of June 30, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on July 1, 2010, File No. 001-08439)

31.1	*	Rule 13a-14(a)/15(d)-14(a) Certification.

31.2	*	Rule 13a-14(a)/15(d)-14(a) Certification.

32	*	Certification Pursuant to 18 U.S.C. Section 1350.

*	Indicates an exhibit which is filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation Registrant
Date: November 9, 2010	By:	/s/ Richard T. Riley
Richard T. Riley
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010	By:	/s/ Timothy P. O’Connor
Timothy P. O’Connor
Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)