Form 10-K
period 2010-12-31
LOJACK CORP
filed 2011-03-14
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-08439

LOJACK CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Massachusetts	04-2664794
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

200 Lowder Brook Drive, Suite 1000 Westwood, Massachusetts (Address of Principal Executive Offices)	02090 (Zip Code)

(781) 251-4700
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Exchange on Which Registered)

Common Stock, $.01 par value Preferred Share Purchase Rights	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

The aggregate market value of our common stock, $.01 par value held by non-affiliates was approximately $61,343,000 as of June 30, 2010. The aggregate market value of common stock indicated is based upon the last traded price of the common stock as reported by NASDAQ on June 30, 2010.

As of March 7, 2011, there were 18,388,243 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference to our to be filed definitive Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 20, 2011.

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

i

PART I

ITEM 1 —	BUSINESS

OVERVIEW

LoJack is a leading global provider of technology products and services for the tracking and recovery of valuable mobile assets and people at risk of wandering. LoJack was organized as a Massachusetts corporation in 1978. Our unique integration with law enforcement agencies in the United States, together with our proprietary technology and radio frequency, or RF, network provide an effective means for the tracking and recovery of stolen vehicles, motorcycles, construction equipment, cargo and people at risk. As of December 31, 2010, LoJack products were operational in 28 states and the District of Columbia in the United States, Canada and 32 other countries internationally. Our technology has led to the recovery of 300,000 vehicles globally valued at more than $5 billion.

SEGMENT OPERATIONS

We have three separately reported business segments: North America, International and All Other. Our North America segment is comprised of our domestic operation, which sells products that operate in 28 states and the District of Columbia in the United States, as well as Boomerang, a provider of stolen vehicle recovery products in Canada. Our International segment sells products, licenses or owns and operates LoJack proprietary vehicle recovery technology in 32 countries and territories throughout Europe, Asia, Africa and Latin America and through our wholly owned subsidiary in Italy, LoJack Italia, SRL, or LoJack Italia. Our All Other segment includes LoJack SafetyNet and SC-Integrity, Inc., or SCI, which are providers of technology for the tracking and rescue or recovery of people at risk and of valuable cargo and business information, respectively.

For financial information about our segments, and for information reported by geographic area, see Note 12 to our consolidated financial statements contained herein at Item 8.

THE LOJACK AND BOOMERANG SYSTEMS

The LoJack Stolen Vehicle Recovery System

The LoJack Stolen Vehicle Recovery System, or the LoJack System, is based on RF technology. In the United States, the LoJack System is comprised of a Registration System, which we maintain and operate; a Sector Activation System, or SAS, and Vehicle Tracking Units, collectively the Law Enforcement Components, each maintained by us and operated by law enforcement officials; and a LoJack Unit, which is installed in customers’ vehicles. The LoJack System is designed to be integrated with existing law enforcement computer systems and telecommunication systems and procedures. If a vehicle equipped with a LoJack Unit is stolen, its owner reports the theft to the local police department. If the theft is reported in a jurisdiction where the LoJack System is operational, a unique radio signal is automatically transmitted to the LoJack Unit in the stolen vehicle, activating its tracking signal. The Vehicle Tracking Unit, installed in police patrol cars and aircraft in the coverage areas (for detail see Global Presence section below), is used by law enforcement officers to lead them to the stolen vehicle using RF direction-finding technology to locate the source of the tracking signal emitted from the LoJack Unit in the stolen vehicle.

Pursuant to agreements with state and local governmental agencies, we furnish the Law Enforcement Components to state, county and municipal law enforcement agencies at no cost to the agencies. The installation, testing and maintenance of the Law Enforcement Components are primarily our responsibility. Local law enforcement agencies operate the Law Enforcement Components pursuant to the terms of our agreements with states, counties or municipalities, as the case may be. The agreements with applicable law enforcement agencies generally are for initial terms of up to five years. Substantially all such agreements that would have expired have been formally renewed or informally continued upon completion of their initial term. The renewal or extension of any such agreement may be subject to competitive bidding. We have no legal obligation to customers to provide ongoing systems support and maintenance or to refund any of the purchase price if these agreements expire and are not renewed, or are terminated either by us or by the local law enforcement agencies.

We believe that the benefits to consumers from the LoJack System include the following:

•	Approximately 90% recovery rate for cars and light trucks in the United States;

•	Covert installation of the LoJack Unit which decreases the chance of discovery and system disablement;

•	RF based technology that penetrates buildings and containers to facilitate tracking and recovery of vehicles that are hidden from view;

•	Direct integration with law enforcement in the United States and in some foreign jurisdictions, which results in (a) the automatic activation of the LoJack Unit upon a report of theft to police, and (b) tracking and recovery by police; and

•	Insurance premium discounts which are mandated or offered in some foreign markets and some states within the United States.

The Boomerang System

The Boomerang System is based on RF and cellular technology and uses tracking devices internally developed by LoJack and the wireless network of a major Canadian telecommunications company for locating and tracking stolen assets. The cellular coverage area for Boomerang’s tracking of stolen assets includes most of North America; however its service area is primarily in certain Canadian provinces. The Boomerang System consists of the Boomerang Unit that is installed in a purchaser’s vehicle, the cellular network, the Boomerang Security Center and Boomerang Vehicle Tracking Units. If a vehicle equipped with a Boomerang Unit is stolen, the vehicle owner is instructed to report the theft to the local police department and the Boomerang Security Center. When the Boomerang Security Center is advised of a theft, it obtains the approximate location of the Boomerang Unit via a secure connection with the cellular carrier and then transmits a unique code causing the Boomerang Unit to transmit a tracking signal. Upon transmission of a tracking signal by the Boomerang Unit, a tracking vehicle, equipped with a Boomerang Vehicle Tracking Unit, is dispatched to the approximate location of the Boomerang Unit. In the provinces of Ontario and British Columbia, we use third parties to perform tracking. The Boomerang Vehicle Tracking Units use direction-finding technology to locate the source of the tracking signal emitted by the Boomerang Unit which, with the integration and/or assistance of local law enforcement personnel, leads to the recovery of the stolen vehicle.

THE LOJACK ADVANTAGE OVER GPS FOR STOLEN VEHICLE RECOVERY

Unlike systems based on Global Positioning System, or GPS technology, our technologies can penetrate buildings and containers for the effective tracking and recovery of stolen mobile assets hidden from view, while GPS technology is easily jammed by such interferences. We differ from such GPS products in that our products are covert without any visible antennas or markings on the vehicle indicating presence of the LoJack System. Additionally, the direct integration of the LoJack System with law enforcement in the United States results in the automatic activation of the LoJack Unit upon the vehicle owner’s report of the theft to police and therefore no third party intermediaries are involved in the activation or tracking process.

PRODUCTS AND TECHNOLOGY

LoJack®

The LoJack Unit is the component of the LoJack System that is installed in a consumer’s vehicle. The LoJack Unit consists of a very high frequency, or VHF, transponder with a hidden antenna; microprocessor and power supply and contains a set of secret codes unique to the LoJack Unit. The LoJack Unit’s transmitter is activated upon receipt of its unique activation code from the SAS. In the United States, the entry of a stolen vehicle report into law enforcement information systems in jurisdictions where the LoJack System is operational causes the SAS to broadcast the unique activation code to the LoJack Unit in the stolen vehicle, in turn causing the LoJack Unit to transmit a signal. An activated LoJack Unit will continue to broadcast until it receives a properly coded message to stop. The deactivation command is automatically sent to the LoJack Unit upon entry of theft recovery information in the law enforcement information system. All transmissions are made on a nationwide radio frequency allocated by the Federal Communications Commission, or FCC, for a variety of law enforcement tracking and recovery applications, including tracking and recovery of stolen vehicles, people at risk, individuals of interest to law enforcement, lost or stolen cargo and hazardous materials.

LoJack Early Warning®, sold as an optional component of the LoJack System, provides early notification to a vehicle or motorcycle owner in the event of operation by an unauthorized user. LoJack Early Warning consists of a uniquely coded key pass and a motion sensor that works with the LoJack Unit to monitor vehicle movement and detect the presence of the registered owner’s key pass. Should the vehicle move without the registered owner’s key pass present, a communication from the LoJack Unit in the vehicle is transmitted to the LoJack Control Center, a company-maintained database that provides automatic notification to the registered vehicle owner via e-mail, text message and/or phone call.

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

We also offer warranty products that may be purchased as a supplement to the original purchaser’s warranty. These warranty products include: LoJack Extended Limited Recovery Warranty, LoJack Guarantee Plus 5000 (offered in all U.S. states except New York) and LoJack Protection Plus 5000 (New York only). For more information on our warranty products see the Product Warranty section below.

We license to Absolute Software, a Vancouver, British Columbia company, or Absolute, the right to market its portable computer theft recovery products under the brand name LoJack for Laptops®. When a computer with LoJack for Laptops® is reported stolen and subsequently connects to the internet, the computer sends a signal to Absolute’s monitoring center to identify its location and provide certain other information. Absolute then works with local law enforcement and internet service providers to recover the computer.

Boomerang®

The Boomerang Unit is the component of the Boomerang System that is installed in a purchaser’s vehicle. The Boomerang Unit consists of a cellular band RF transponder with antenna, microprocessor and power supply.

If a vehicle equipped with a Boomerang Unit is stolen, the vehicle owner reports the theft to the local police department and the Boomerang Security Center. When the Security Center is advised of a theft and after a police report has been filed, the Security Center locates the approximate location of the Boomerang Unit via a secure connection with the cellular carrier network and then sends a unique code causing the Boomerang Unit to transmit a tracking signal. A tracking vehicle, equipped with a Boomerang Vehicle Tracking Unit is dispatched to the general area reported by the Boomerang Unit. The Boomerang Vehicle Tracking Units use sophisticated direction-finding technology to locate the source of the tracking signal emitted from the Boomerang Unit. Upon location of the stolen vehicle, Boomerang Vehicle Tracking personnel notify local law enforcement, who recovers the vehicle.

Our BoomerangXpress product is similar in design and functionality to our Boomerang Unit but given the price point of the Boomerang Unit, it is generally installed in high-end luxury vehicles while our BoomerangXpress Unit is priced to address the needs of the mid-price vehicle market.

The Boomerang Espion and Espion Alert utilize multiple wireless sensors, to significantly increase the effectiveness of the Boomerang System. In the event that one of the sensors is compromised, the remaining sensors will continue to operate and transmit tracking data to the Boomerang Security Center or tracking vehicle.

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

LoJack SafetyNet

The LoJack SafetyNet System is comprised of a Personal Locator Unit, or PLU, worn on the wrist of the subscriber, a Search and Rescue, or SAR, Receiver used by public safety agencies, a database of key information about the subscribers to assist in the search and rescue, and training for law enforcement and public safety agencies in the use of our technology in the search and rescue process. The PLU constantly emits an RF signal which can be tracked by trained search and rescue agencies using a SAR Receiver. RF signal enables the police to pinpoint the precise location of a missing subscriber using a handheld, portable SAR Receiver.

SC Integrity

We own approximately 60% of SCI. We license to SCI the use of the LoJack brand name for its cargo and tracking recovery solution, called LoJack InTransittm. LoJack InTransittm uses three technologies (RF, GPS and Global System for Mobile Communication, or GSM) in combination to deliver a comprehensive solution for the prevention, detection, investigation and recovery of stolen cargo.

GLOBAL PRESENCE

As of December 31, 2010, the LoJack System was operational in 28 states and the District of Columbia in the United States. We have available statewide coverage, defined as coverage of at least 80% of the state population, in Arizona, California, Connecticut, the District of Columbia, Maryland, Massachusetts, Michigan, New Jersey and Rhode Island. We have coverage available in major metropolitan areas, cities and high crime areas in Colorado, Delaware, Florida, Georgia, Illinois, Louisiana, Nevada, New Hampshire, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia and Washington. We identify and define coverage areas based on a qualitative analysis of population density, new car sales and geography.

Internationally, we operate Canada’s leading stolen vehicle recovery provider, Boomerang, with sales concentrated in the provinces of Quebec and Ontario. Our stolen vehicle recovery technology is also operational in 32 other countries and territories around the world. We have a licensed presence in countries located in Latin and South America, Europe, Africa and Asia. In 2006, we began commercial activities in Italy through a wholly-owned subsidiary, and now have a national presence in Italy.

BUSINESS MODEL

North America Segment

Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning Units and related products and extended product and recovery warranties to automobile dealers who resell the units to consumers. There are no additional monthly fees or service contracts associated with the sale of LoJack Units, LoJack Early Warning Units or extended product and recovery warranties. Approximately 87% of our revenue in the United States originates through this distribution network of automobile dealers. Expansion into additional markets beyond the automotive market through the introduction of new products, such as LoJack for Construction Equipment and LoJack for Motorcycles, leverages our existing network and requires no additional infrastructure.

Approximately 4% of our revenue in the United States was derived from the sale of LoJack for Construction Equipment units and LoJack for Motorcycles units during the year ended December 31, 2010.

We contract with and certify select dealers and other third parties to install our products. In 2010, 60% of our products sold in the United States were installed by third parties, compared to 56% and 51% for the years ended December 31, 2009 and 2008, respectively. We monitor the quality of these installations through an extensive quality control process.

Our revenue in Canada is derived primarily from the sale and installation of Boomerang Espion, Boomerang Espion Alert, Boomerang, Boomerang2 and BoomerangXpress Units and related service contracts. Purchasers of Boomerang Units are required to enter into a service contract with Boomerang. The terms of service contracts offered range from 12 to 60 months and are generally payable in full upon activation of the related unit or renewal of a previous service contract. Customers are also offered a monthly payment option. Approximately 17% of our revenue in Canada is derived from the sale of Boomerang Units through automotive accessory retailers and automobile dealers, while the remaining 83% of revenue is derived from associated service contracts. As of December 31, 2010, there was approximately $8,645,000 of deferred revenue resulting from approximately 62,000 active service contracts.

Many insurance companies based in Quebec and Ontario offer rebates to customers who install a Boomerang Unit in their vehicles, and in many instances, insurance companies require installation of a Boomerang Unit in such vehicles.

Revenue from the North America segment accounted for 66%, 71% and 67% of our consolidated revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

International Segment

LoJack technology is operational in 32 countries and territories outside of North America. We have developed our technology such that the LoJack System can be used by local law enforcement, by our licensees’ own security organizations, or by a combination of both. International revenue is derived from the sale of LoJack Units, system infrastructure components, royalties, licensing fees and subscription and installation services. International licensing agreements are primarily denominated in U.S. dollars and are structured with up-front licensing fees, which may be substantial and are non-recurring. The agreements provide that we will supply components and products at prices to be determined from time to time and/or receive royalties based upon the licensees’ LoJack based revenue. Approximately 95% of our international revenue was from the sale of LoJack Units during the year ended December 31, 2010.

At December 31, 2010, we held a 12.5% equity investment, with a carrying value of $1,541,000, in our Mexican licensee, a 5.5% equity investment, with a carrying value of $314,000, in our French licensee, and a 17.5% equity investment with a carrying value of $496,000, in our Benelux licensee. In addition, we hold less than a 10% equity interest in our licensees in Argentina and Hong Kong, for which we have no carrying value in our financial statements.

We have commercial operations in Italy through LoJack Italia. Since 2005, we have invested approximately $23,000,000 (comprised of LoJack network build out and operating losses) in LoJack Italia. We estimate this ownership will require an additional investment of approximately $1,000,000 to $2,000,000 over the next two to three years. Based on our experience with our current international licensees, we believe that LoJack Italia will generate long-term profitability and value after the investment period.

Our revenue in Italy is derived primarily from the sale and installation of LoJack Units and related service contracts. Purchasers of LoJack Units in Italy are required to enter into a service contract with LoJack Italia. The terms of service contracts offered range from 12 to 84 months and are generally payable in full upon activation of the related unit or renewal of a previous service contract. Customers are also offered a monthly payment option. Approximately 64% of our revenue in Italy is derived from the sale of LoJack Units, while the remaining 36% of revenue is derived from associated service contracts. As of December 31, 2010, there was approximately $1,859,000 of deferred revenue resulting from approximately 13,000 active service contracts.

Revenue from the International segment accounted for 32%, 27%, and 32% of our consolidated revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

All Other Segment

Revenue in our All Other segment is derived primarily from SCI and LoJack SafetyNet and accounted for 2% of total revenue in 2010. SCI revenue is derived from the sale of tracking devices as well as subscription fees for monitoring service alerts and activity reporting. At December 31, 2010, there was approximately $186,000 of deferred revenue relating to SCI subscription based services.

LoJack SafetyNet revenue is derived primarily from of the sale of SAR Receivers, PLUs and replacement parts. In 2010, LoJack SafetyNet continued the transition of the business model from an order fulfillment revenue model servicing one primary customer, to a fulfillment and service model, providing the LoJack SafetyNet offering to caregivers and consumers for an upfront product fee, followed by a monthly service fee. As part of this new business model, we provide SAR Receivers directly to participating law enforcement at no cost.

VEHICLE, ASSET THEFT AND PEOPLE AT RISK

North America Segment

According to the most recent Federal Bureau of Investigation Uniform Crime Report for 2009, a motor vehicle is stolen in the United States every 40 seconds. In 2009, total motor vehicle theft in the United States was approximately 800,000 vehicles, with an estimated value of $5.2 billion. Most auto theft is carried out by sophisticated thieves, rather than amateur thieves. Thieves typically steal vehicles because of the profit potential of the vehicle’s components on the black market. Also, in the United States, the national recovery rate for stolen vehicles has declined from a high in 1999 of 67% to 57% in 2009. The National Insurance Crime Bureau also reported that motorcycle theft totaled 56,093 stolen motorcycles in the United States in 2009. This represents a loss of over $370 million to motorcycle owners and the insurance industry.

According to Statistics Canada, a federally commissioned statistics bureau, more than 108,000 vehicles were stolen in Canada during 2009. Such crimes cost auto insurers and their policyholders approximately CAD$419 million in 2009. In addition, when considering emergency response, court, policing, legal and out-of-pocket expenses, such as deductibles, the annual cost of auto theft in Canada approached $1 billion.

International Segment

Interpol, which provides services for the law enforcement community to optimize the international effort to combat crime, indicated in a recent report that more than 6.2 million vehicles were stolen globally in 2009, which represented a 34% increase over the number of reported stolen vehicles globally in 2008.

All Other Segment

In the cargo security market, it is estimated that $10 to $30 billion in merchandise is stolen from cargo ships, trucks, ports, railroads and highways annually in the United States.

It is estimated that 5.3 million Americans suffer from Alzheimer’s disease and that there will be between 11 and 16 million Americans affected by 2050. Wandering, the most life-threatening behavior associated with Alzheimer’s disease, affects 59% of such patients, and 45% of the cases where the person is not located within 24 hours end in death. Additionally, Autism afflicts one in every 110 children in the United States and children with Autism are prone to wandering.

SALES AND MARKETING

North America Segment

Our sales and marketing approach in the United States focuses on the automotive channel, through which automobile dealers offer the LoJack Unit as an option for both their new and used car sales. We market LoJack Early Warning and extended warranties through automobile dealers. We market our products to these dealers primarily through a national sales force, supplemented by outside sales agents, that routinely visits new and used car dealers to educate and train dealership personnel on the benefits of the LoJack System and related products. We have developed and are investing in new sales programs to address the need that automobile dealers have to generate new sources of sustained income. Our new sales programs are being rolled out to targeted dealers with the specific goal of driving deeper penetration, increasing profitability and developing stronger long-term relationships with our dealer base. We are developing arrangements with major finance companies to help improve the availability of credit for the end consumers to ensure that the LoJack Unit and related products can continue to be financed as a part of the purchase price of the vehicle.

The LoJack brand has an aided and unaided brand awareness of approximately 87% in the United States according to a brand study performed in 2008. This brand awareness is beneficial to all existing sales channels, including automotive, commercial, motorcycle and laptops and may prove beneficial to new channels we may enter in the future.

To supplement installation efforts, we have cooperative arrangements with third parties specializing in after-market sales and installation of vehicle accessories to increase penetration in existing markets in a cost effective manner.

We also market LoJack for Construction Equipment directly to owners of commercial equipment and to consumers using (a) a sales force that calls on construction equipment owners and manufacturers, (b) telemarketing representatives, and (c) direct mail.

We market LoJack for Motorcycles through the motorcycle dealer channel.

We license the LoJack brand name to Absolute for use in connection with theft recovery products for laptop computers. All sales and marketing efforts associated with the LoJack for Laptops product are controlled and funded by Absolute.

Our Canadian sales and marketing efforts are concentrated in Quebec because this market represents the most populated region of the country and provides the greatest concentrated channel for our Boomerang products. It is also where we have maintained a direct sales force. In Quebec, we partner with insurance companies that mandate a stolen vehicle recovery system as a condition for insurance coverage on high priced or high risk of theft vehicles. We maintain a direct sales force in Quebec, which works directly with insurance companies, insurance brokers and local resellers of the Boomerang Tracking System, including the Boomerang Unit, Boomerang2, and Boomerang Espion and Espion Alert. We also sell these products directly to consumers through two company-owned distribution centers. Subscribers in Quebec accounted for 75% of our total subscribers in Canada in 2010.

International Segment

In territories where our licensees operate, the business, sales and marketing efforts are typically controlled and funded by our international licensees and their respective management teams.

In Italy, our sales and marketing approach is focused on the automotive channel, fleet operators and participants in the insurance segment. In the automotive channel, LoJack Units, LoJack Early Warning and extended warranties are offered as options on new and used vehicle sales. We use a direct sales force, supplemented by outside sales agents, to visit automotive dealerships and to educate and train dealership personnel on the benefits of the LoJack System and related products. We engage with insurance companies, agents and brokers to provide premium discounts and to facilitate the distribution of LoJack products and services. We continue to use public relations campaigns and cooperative advertising initiatives with certain car dealers to promote consumer awareness of our product in Italy.

All Other Segment

SCI’s sales and marketing efforts are concentrated in the United States and target customers who transport high value cargo by truck or rail. In addition, SCI’s sales efforts target companies who want to track valuable business information and clinical data between multiple locations.

Our sales and marketing efforts for LoJack SafetyNet are concentrated in select markets the United States, specifically major metropolitan areas within Massachusetts, Florida and Pennsylvania, where we are expanding our network of law enforcement and public safety agencies that provide the tracking and rescue of people at risk. We are marketing the LoJack SafetyNet offering directly to caregivers of those with Alzheimer’s, autism and other cognitive disorders.

GROWTH STRATEGY

Our goal is to strengthen our leadership position in the markets for vehicle and mobile asset tracking and recovery, while building our business in newer markets such as cargo and people at risk. We plan to accomplish this through new product development, market expansion, relationships with new and established distributors and the global development of the LoJack brand. In addition, if appropriate, we may make acquisitions as a means to add channels of distribution for the LoJack brand or as a way to acquire new technology which could be sold through our existing channels of distribution.

North America Segment

Our growth strategy in North America is to use internal resources and partnerships with third parties to increase unit sales and profitability in the automotive, motorcycle and commercial channels, develop new alternative channels, and develop and introduce new products to leverage our strong brand recognition and reputation for tracking and recovering.

Since late 2007, changes have taken place in the United States automotive dealer network, including overall contraction of the channel, as well as a decrease in the profitability per car sold and a decrease in the revenue generated from service. We have worked to reposition our business within the automotive channel in the United States given these changes. We have developed and are investing in new sales programs to address the need that automobile dealers have to generate new sources of sustained income. We are strategically restructuring our relationships with targeted dealers to make it easier for them to sell our solutions, increase their profits and create a new business model. To this end, we are developing arrangements with major finance companies to help improve the availability of credit for consumers to ensure that the LoJack Unit and related products can continue to be financed as a part of the purchase price of the vehicle. We are also implementing a more robust system interface with our dealers and are offering expanded services to our dealers to generate higher penetration rates and stronger long term relationships. We will continue to expand our varied distribution and installation programs to sell and install LoJack Systems more cost effectively.

As of December 31, 2010, the LoJack System operated in 28 states and the District of Columbia, covering about two-thirds of the population in the United States. We will expand into additional markets as they become commercially feasible.

Our Canadian growth strategy focuses on sales and marketing efforts in Quebec. We are planning to introduce the LoJack technology in Quebec in 2011. We intend to continue to develop relationships with insurance companies to maintain and extend mandates for the LoJack or Boomerang System as a condition for consumers to obtain insurance coverage and to further educate insurance companies and insurance brokers about our services. We plan to maintain a direct sales force in Quebec that works with automotive accessory retailers and automobile dealers who sell and install LoJack and Boomerang products. We intend to continue to utilize our two distribution centers, which sell and install Boomerang Units and to install LoJack units in vehicles once the technology is introduced in the Quebec market.

International Segment

Our international growth strategy is to drive more aggressive unit sales growth in countries where the LoJack System presently operates, by leveraging strategic relationships with our licensees, insurance companies and automobile manufacturers. We intend to drive unit sales growth through existing licensees by helping them develop their business models and expand their system infrastructure. In addition, we expect to expand into new geographic markets. From time to time, we may make direct strategic investments in international licensees, some of which may be substantial, in order to enable them to gain market share. Our investment strategy has focused on those markets which we believe represent the best opportunities for significant revenue generation or markets that we can positively impact market penetration and revenue growth.

Our growth strategy is to target international markets in which the combination of new vehicle sales, population density and incidence of vehicle theft is high. Market expansion may be in the form of (a) licensing the use of the LoJack System technology, and/or (b) making strategic investments or acquisitions.

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

LoJack SafetyNet’s growth strategy focuses on creating consumer awareness of our technology to assist in the search and rescue process for people at risk in select markets in 2011. Prior to entering each such market, we plan to identify and engage with prospective public safety agencies, educate those agencies about our product, obtain commitments from them to provide search and rescue services, and develop the market through public relations and awareness campaigns.

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

Our core LoJack Unit provides a common platform for both domestic and international operations by utilizing the same basic unit to operate on various radio frequencies used in the countries where our technology is utilized for stolen vehicle recovery. In the fourth quarter of 2009, we introduced the next generation LoJack Unit. The next generation self-powered LoJack Unit is based on a newly developed proprietary power management protocol. This self-powered unit does not draw any power from a vehicle’s battery or electrical system, which makes it well suited for the vehicles of today and the future, including hybrid and electric cars. Additionally, this next generation solution can be installed in more locations inside a vehicle, which makes the LoJack Unit even more covert. This is particularly important in countries in Latin America and in Africa where theft rates are especially high. Lastly, the installation process is simpler and thus more efficient for our technicians, dealers who are certified to install such devices and our global licensees and their installation partners.

We coordinate the research and development efforts for our North America and International segments in order to offer new products that meet market needs for the tracking and recovering of stolen mobile assets.

Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. Product development expenses totaled $6,162,000, $6,994,000 and $7,290,000 for the years ended December 31, 2010, 2009 and 2008, respectively. A portion of our product development efforts has been outsourced to third parties. The contracts with third parties require payments based upon completion of defined milestones. Expenses related to milestone achievements, which are expensed to operations as the milestones are achieved, are included in the above-mentioned expenses, and were not material for the periods presented.

GOVERNMENT REGULATION AND APPROVAL

North America Segment

The FCC-allocated frequency used by the LoJack System in the United States is set aside for nationwide use by state and local law enforcement and public safety agencies for stolen vehicle recovery, the tracking and recovery of stolen or missing cargo and hazardous materials, the tracking and rescue of people at risk and people of interest to law enforcement when established boundaries are violated, automatic notifications of vehicle fires or collisions, and carjacking alerts. Law enforcement and public safety agencies in jurisdictions where we operate have been granted authority by the FCC to use this frequency.

In connection with our domestic operations, we must obtain the cooperation of law enforcement or public safety agencies for implementation of the LoJack System before sales of LoJack Units may commence in a given jurisdiction. This process may be time consuming and costly and is subject to considerations generally affecting the process of governmental decision-making. In some jurisdictions, governmental participation may be terminable at the convenience of the executive or legislative body. Any such termination could have a material adverse effect on future sales in such jurisdictions.

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

The planned expansion of the LoJack System technology into Canada requires approval by Industry Canada of equipment and authorization from Industry Canada for LoJack to transmit in Canada on the same radio frequency allocated by the FCC for the LoJack System in the United States. The necessary equipment approvals have been obtained, and LoJack has received temporary low power frequency authorization for system installation and testing. We anticipate that we will receive full power broadcast authority region by region in Canada as we expand our Canadian RF operations.

International Segment

Our international licensees and LoJack Italia are each subject to government regulation and approval risks similar to those in our North America segment.

All Other Segment

In August 2008, the FCC granted us a Rule and Order in response to our 2005 petition to use our existing frequency, which was previously limited to stolen vehicle recovery, for the tracking and recovery of stolen or missing cargo and hazardous materials, the tracking and rescue of people at risk and people of interest to law enforcement when established boundaries are violated, automatic notifications of vehicle fires or collisions, and carjacking alerts. As a result of this ruling, we are able to leverage our technical infrastructure and extend our integration with law enforcement and public safety agencies beyond stolen vehicles to include the other diverse applications. This Rule and Order complements our efforts to diversify the LoJack business, including the introduction of LoJack SafetyNet and our efforts to penetrate the cargo space, through our investment in SCI.

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

LoJack Limited Recovery Warranty.  We also warrant to original purchasers of LoJack Units that if their LoJack equipped vehicle is stolen and reported to police in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time that the theft is reported to the police, we will pay the consumer an amount equal to the full purchase price paid for the LoJack Unit up to a maximum of $695 (up to $995 if the consumer also purchased LoJack Early Warning). For an additional charge, the original purchaser of the LoJack Unit can elect to extend the warranty period from two years to a period equal to the time they own their LoJack equipped vehicle, not to exceed seven years.

LoJack Guarantee Plus 5000 (sold in all U.S. states in which we do business other than New York).  Consumers may purchase an additional five year warranty in which we, or in most jurisdictions an independent third party insurer, warrant to original purchasers of LoJack Units that, if the vehicle becomes a total loss due to theft, or is not recovered within 30 days from the time the theft is reported to the police, the consumer may receive up to $2,500 to cover theft-related expenses plus up to an additional $2,500 towards the purchase or lease of a replacement vehicle if the consumer purchases the replacement vehicle from the original dealer. We have insured the risk relating to these warranty claims with an independent third party provider.

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

Boomerang Limited Recovery Warranty.  We warrant to purchasers of Boomerang tracking systems that if a Boomerang equipped vehicle is stolen and not recovered within 60 days of the reported theft, we will pay the consumer an amount equal to the actual purchase price of the unit, the installation fees and service fees for the current contract term, up to a maximum of CAD$1,000 for the Boomerang tracking systems and CAD$2,000 for the Boomerang tracking systems with automatic theft notification. For the BoomerangXpress Units we will offer the consumer a new unit, including installation, during such period.

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

We warrant to consumers that the SafetyNet PLU will be free from defects in material, workmanship or design for a period of one year from the date of purchase. If the product proves to be defective in material, workmanship or design within that period, we will replace the PLU. Under the SafetyNet warranty, our maximum liability may not exceed $500.

PATENTS, TRADEMARKS AND LICENSES

North America Segment

Our strategy regarding intellectual property in our North America segment is multifaceted. We apply for trademarks and for patents for our inventions whenever appropriate. We protect certain intellectual property as trade secrets. We are actively involved in protecting our intellectual property and have undertaken administrative and legal measures against companies, which, in our opinion, have infringed on our rights.

We hold a patent portfolio that covers vehicle tracking, security and recovery technology. The portfolio includes United States Patent Nos. 5,917,423, 6,229,988B1 and 6,522,698B1 which expire in 2015, 2018 and 2017, respectively, each of which covers portions of the LoJack System. Each of these patents adds to the predecessor patents by adding additional functionality that we believe yields a competitive advantage. Additional patent applications, including the patent covering LoJack Early Warning, are pending. In addition, we hold unpatented trade secrets that are integral to the operation of the LoJack System. We believe that protection of the unpatented intellectual property will continue beyond the expiration of the stated patents.

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

Although management believes the patents and trade secrets have value, there can be no assurance such patents and trade secrets will effectively deter others from manufacturing and marketing a competitive stolen vehicle recovery system.

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

We license to Absolute the use of our trademark for their consumer mobile device theft recovery and data protection products which are marketed under the name LoJack for Laptops®. We have a registered trademark for LoJack for Laptops® in several jurisdictions.

International Segment

We hold patents corresponding to United States Patent Nos. 5,917,423, 6,229,988B1 and 6,522,698B1 in a number of jurisdictions. Additional patent applications corresponding to pending United States applications are pending in various countries where we or our licensees either currently do business or intend to do business. In addition, we protect internationally the unpatented trade secrets that are integral to the operation of the LoJack System. We believe that protection of the unpatented intellectual property will continue beyond the expiration of the stated patents, and we license those patents and our trade secrets to our international licensees.

The LoJack name and logo are registered trademarks in many countries internationally.

All Other Segment

LoJack SafetyNet, Inc. and SC-Integrity, Inc. have unpatented intellectual property which they believe is valuable to their respective businesses which they protect as trade secrets.

COMPETITION

North America Segment

We believe that we have several competitive advantages in the United States, including our proprietary RF technology and two-way tracking beacon, our distribution networks, our distributed installation capacity, our well-known brand and our integration with law enforcement. Our RF technology is proven to be effective for the tracking and recovery of stolen vehicles and mobile assets. We hold a patent portfolio that covers vehicle tracking, security and recovery. We have developed a network in the United States that would be very expensive for a competitor to replicate. We have an established distribution network in the automotive, motorcycle and construction channels in the United States. Additionally, in the United States, we have a distributed installation capacity which allows us to go to the customer, rather than requiring the customer to come to us. Based on a brand study performed in 2008, we have a well-known brand with an aided and unaided brand awareness of approximately 87% in the United States, which provides us a strong competitive advantage. The LoJack System is directly integrated with law enforcement in the United States and, as a result, we have a detailed understanding of law enforcement systems and procedures. We are unaware of any competitor who provides a system capable of being operated or actively monitored exclusively by law enforcement agencies. We believe these competitive advantages present substantial barriers to competitive entry into our existing markets.

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

We believe that our Boomerang products and technology have several competitive advantages including proprietary cellular tracking and location technology and established relationships with insurance companies in Quebec.

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

CONTRACT MANUFACTURING ARRANGEMENTS

We have a contract manufacturing arrangement for the LoJack Unit and other LoJack System components sold in the North America and International segments with Celestica Inc., and Plextek Limited (which subcontracts the physical manufacturing to Clarion Malaysia). We believe that several companies have the capability to manufacture LoJack Units.

INVENTORY

We generally seek to maintain a 75-day domestic and international supply of LoJack Units, which we believe is in line with current sales levels and is sufficient to fulfill orders.

We assemble the Boomerang Units in our own facility. We maintain a supply of inventory, of which, as of December 31, 2010, 23% was raw materials, 29% was work in process and 48% was finished goods.

We fill orders as they are received and maintain no order backlog.

We maintain an inventory of certain LoJack System Law Enforcement Components beyond our current requirements in order to facilitate expansion into additional markets.

Seasonality

We generally record the sale of a LoJack Unit and recognize revenue when it is installed or delivered to our customer (i.e., the dealership, or licensee). See the “Overview” section in Item 7 for additional discussion of revenue recognition practices.

We manage our production schedule based on a number of factors, including domestic sales volume trends (i.e., units sold by dealerships to their customers at retail) and orders from our licensees. In the past, we have experienced some seasonal fluctuation in the business, primarily with respect to the International segment, with sales in many of our international markets tending to be higher in the fourth quarter of the year to meet demand caused by insurance mandates. First quarter sales have tended to be the lowest. As a result, revenue and operating results for the first quarter typically have been lower than other quarters.

EMPLOYEES

As of February 2011, we had a total of 624 full-time employees, 557 of whom were working in the North America segment, 37 of whom were working in the International segment and 30 of whom were working in the All Other segment.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our executive officers is set forth below.

Name	Age	Title

Richard T. Riley	54	Chairman, President and Chief Executive Officer
Timothy P. O’Connor	46	Executive Vice President and Chief Financial Officer
Paul J. Weichselbaum	53	Executive Vice President
Steven G. Schlerf	58	Senior Vice President, Order Fulfillment
Kevin M. Mullins	56	Senior Vice President and General Manager (U.S. Automotive)
Thomas M. Camp	47	Senior Vice President and General Manager (International)
Kathleen P. Lundy	34	Vice President and General Counsel

Mr. Riley was elected as LoJack’s Chairman of the Board, President and Chief Executive Officer on May 24, 2010. Prior to becoming our Chairman of the Board, President and Chief Executive Officer, Mr. Riley served as our Executive Chairman of the Board of Directors from January 2009 until May 2010. Prior to becoming our Executive Chairman, Mr. Riley served as our Chairman and Chief Executive Officer from November 2006 until December 2008. From February 2005 until November 2006 Mr. Riley was our President and Chief Operating Officer and a member of our Board. Mr. Riley has served as a Director of the Company since February 2005. Prior to joining the Company, Mr. Riley served as an officer and director of New England Business Service, Inc., or NEBS, then a public company listed on the New York Stock Exchange prior to its acquisition by Deluxe Corporation. He served as President and Chief Operating Officer of NEBS from 2002 to 2003 and as President, Chief Executive Officer and Chief Operating Officer from 2003 to 2004. Prior to that, he served as a Senior Vice President of NEBS from 1998 to 2002, as President, NEBS Direct Marketing from 2001 to 2002, as President, Integrated Marketing Services from 2000 to 2001 and as President of Rapidforms (acquired by NEBS in 1997) from 1992 to 2000. Mr. Riley served as a director of NEBS from 2002 to 2004. He serves as Chairman of the Supervisory Board of VistaPrint, N.V., a publicly held company in the printing and graphic arts business, and Micro-Coax, Inc., a manufacturer of microwave and cable products, a privately held company. Mr. Riley also serves on the Board of Directors of Dorman Products, Inc., a publicly held supplier of automotive replacement parts and service line products.

Mr. O’Connor joined LoJack in November 2008 and is Executive Vice President and Chief Financial Officer. From November 2008 to June 2010, Mr. O’Connor served as Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. O’Connor served as Senior Vice President, Finance Operations for American Tower Corporation, U.S. Tower Division, since 2007. From 2005 until joining American Tower Corporation, Mr. O’Connor served as Vice President, Finance for the Global Technology and Manufacturing Group with Procter & Gamble. From 1988 to 2005, Mr. O’Connor held various finance, administration, and internal audit positions with The Gillette Company.

Mr. Weichselbaum joined LoJack in November 2009 and is currently an Executive Vice President. From November 2009 to June 2010, Mr. Weichselbaum served as Senior Vice President, Business Management. Prior to joining the Company, from 2008 to 2009, Mr. Weichselbaum served as a principal in a private consultancy, providing strategic and go-to-market advice to investors and CEOs. Prior to that he served as Chief Marketing Officer of One Communications from 2006 to 2008, Senior Vice President of Marketing and Operations of CTC Communications from 2004 to 2006 and Chief Executive Officer and President of OpenReach, Inc. from 2001 to 2003. In these executive positions, Mr. Weichselbaum’s responsibilities included strategic planning, marketing, operations, information technology, engineering, new product development, business development and sales.

Mr. Schlerf joined LoJack in May 2006 and is Senior Vice President, Order Fulfillment. From May 2006 to April 2008, Mr. Schlerf served as Vice President of Operations. Prior to joining the Company, from 2004 to 2006, Mr. Schlerf was a private investor. Mr. Schlerf served in various positions for NEBS prior to 2004, serving as Senior Vice President of Manufacturing and Technical Operations from 1998 to 2004, Vice President, Manufacturing and Technical Operations from 1996 to 1998, and as Vice President, Image Manufacturing and Product Development from 1995 to 1996.

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

Mr. Camp joined LoJack in May 2002 and is Senior Vice President and General Manager, International. He served as Vice President of Corporate Development from May 2002 to September 2004. From 1999 until joining LoJack, Mr. Camp held executive positions with Go2Net, Inc. from 1999 to 2000 and InfoSpace, Inc. from 2000 to 2001. He was a corporate and securities attorney with the law firm of Hutchins, Wheeler and Dittmar from 1990 to 1999.

Ms. Lundy joined LoJack in January 2007 and is Vice President and General Counsel. Ms. Lundy served as Deputy General Counsel from January 2007 to February 2010. Prior to joining the Company, Ms. Lundy served as Legal Counsel at Dunkin Brands Inc. since 2006. She was a corporate and securities attorney with the law firm of Sullivan & Worcester LLP from 2001 to 2006.

There are no arrangements or understandings pursuant to which any executive officer was or is to be selected for appointment, election or reelection. There are no family relationships among any directors or executive officers.

ITEM 1A —	RISK FACTORS

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

We believe that many factors affect sales of new vehicles in the United States and the sales of LoJack products in our particular geographic markets, including the U.S. economy, fuel prices, credit availability, interest rates, consumer confidence, the level of personal discretionary spending, unemployment rates, manufacturer incentives (and consumers’ reaction to such offers), product quality and affordability and innovation. Current and future economic conditions could adversely affect consumer spending in the automobile industry, as such spending is often discretionary and may decline during economic downturns when consumers have less disposable income. The great majority of our domestic gross unit sales for the year ended December 31, 2010 were made through a distribution network consisting of automobile dealers that offer LoJack Units as an option on both their new and used automobiles. Changes in interest rates or in the availability of financing for vehicles and accessories can significantly impact industry new vehicle sales and LoJack sales due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact on customers’ borrowing capacity and disposable income. Such impact also affects LoJack sales. The United States automotive market may remain challenging in 2011. Our product sales may differ from overall automotive industry sales due to particular economic conditions and other factors in the geographic markets in which we operate. Our ability to adequately respond to the changes in the automotive market and to maintain our competitiveness is key to our success and there can be no assurance that we will be able to compete successfully in the future.

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

Our business depends primarily on the sale, licensing and market acceptance of our principal product, the LoJack System and related products and services, in the United States and 32 foreign countries and the Boomerang Stolen Vehicle Recovery System in Canada. Because our revenue is dependent on the success of our principal products, any factor affecting their marketability could have a material adverse affect on our business and results of operations. Factors that could harm the successful sale and licensing of the products include, among others:

•	If automobile dealers with whom we have relationships stop selling or emphasizing our products in connection with their vehicle sales;

•	If law enforcement agencies who currently utilize our LoJack System in the United States do not renew our service contracts or if such law enforcement agencies grant service contracts to our competitors;

•	If we are unable to fully develop and sustain a market for our products and services in Italy;

•	If our foreign licensees are unable to establish or maintain a market for our products in their jurisdictions;

•	If we are unable to develop enhancements to our products as required by market demand;

•	If we are unable to protect our proprietary rights;

•	If one or more of our competitors introduces a product or system that renders our products obsolete or less competitive;

•	If third parties are able to locate or impair the function of LoJack Units or Boomerang Units in vehicles, potentially adversely affecting our recovery rates; or

•	If vehicle manufacturers adopt practices, implement new technologies or create systems which adversely affect the efficacy of the LoJack System.

Unfavorable results of pending legal proceedings could materially adversely affect us.

We are subject to various legal proceedings and claims that have arisen which are not yet resolved and additional claims may arise in the future. Some of these matters are described in greater detail in “Item 3 — Legal Proceedings” below. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. Should we fail to prevail in certain matters, we may be faced with significant monetary damages or injunctive relief that could materially adversely affect our business and financial condition and operating results.

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

To maintain competitiveness in our industry, we must support and enhance our existing products and develop new products in response to market demands. Product development involves a high degree of risk and uncertainty due to unforeseen difficulties and costs. We may not be successful in developing, marketing and releasing new products that we believe are necessary to respond to technological developments, evolving industry standards, increasing sophistication and complexities in vehicles or changing customer preferences. In addition, our new product enhancements may not adequately meet the requirements of the marketplace and may not achieve the broad market acceptance necessary to generate significant revenue. If the release date of any future products or enhancements is delayed, or if these products or enhancements fail to achieve market acceptance when released, we may not be able to recover our research and development costs and our competitive position in the marketplace may be harmed.

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

We rely on third-party manufacturers of our LoJack Units, a critical component of our LoJack System. If our suppliers fail to supply these components in a timely manner that meets our quantity, quality, cost requirements, or technical specifications, we may not be able to access alternative sources of these components within a reasonable period of time or at commercially reasonable rates. Our manufacturers are located outside the United States and their facilities are geographically concentrated in a specific region. We outsource much of the transportation and logistics management and while these arrangements may lower operating costs, they reduce our direct control over production and distribution. Such diminished control may reduce our flexibility and ability to quickly respond to changing conditions. A reduction or interruption in the supply of LoJack Units, or a significant increase in the price of these units, could have a material adverse effect on our marketing and sales initiatives, which could adversely affect our financial results domestically and internationally. Our agreements with our manufacturers include warranties and quality control measures, but any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could have a material adverse effect on our reputation, financial condition and operating results.

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

In the United States and Italy, the LoJack System is designed to be integrated into existing law enforcement computer systems and telecommunication systems and procedures. A LoJack Unit will not be effective if the vehicle in which it is installed is located outside a covered jurisdiction where we have procured an agreement with local law enforcement agencies. We have agreements covering 28 states and the District of Columbia in the U.S. and certain geographical areas of Italy. These agreements are generally for terms of up to five years. Renewal or extension of any of these agreements, either formally or informally, may be subject to competitive bidding. We cannot guarantee that we will be able to renew or extend our existing agreements with local law enforcement agencies or obtain agreements in new target jurisdictions in the future. Our competitors may seek agreements with local law enforcement agencies and if they obtain such agreements, we may be adversely affected. Furthermore, if we are unable to procure and maintain contracts with local law enforcement agencies in our existing and target markets, our financial results will be materially and adversely affected.

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

The success of the Boomerang System and our Sales in Canada are heavily dependent on alliances with wireless carriers and insurance companies.

Wireless carriers are an integral facet of our Boomerang System. The continued availability and maintenance of the wireless telecommunications networks that we use in Canada is essential for operating the Boomerang tracking system.

Some insurance companies in the province of Quebec mandate installation of Boomerang Units in certain vehicles. Insurance companies’ acceptance of LoJack technology and consumers’ demand for LoJack products is necessary for the successful launch of LoJack RF technology in Canada. The continuation of these strategic alliances and insurance mandates is important for the continued development of our markets. Changes in insurance practices and requirements in Canada could adversely affect the demand for and sales of our Boomerang products.

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

We may make strategic acquisitions of complementary companies, products or technologies, and such acquisitions could disrupt our business, divert our management’s attention from our core business objectives or involve unforeseen difficulties and costs. We may not be able to successfully integrate the business, technology or personnel that we have acquired or those we might acquire in the future in a timely manner, or at all, and this could harm our financial condition and operating results. Any of these risks could negatively impact our ability to fully realize the expected benefits of our acquisitions. For example, in May 2008, we acquired the assets of Locator Systems of Victoria, British Columbia, Canada to provide a technology solution to track and rescue people at risk. We re-launched the Locator Systems product and service offerings under the LoJack SafetyNet brand name. There is no assurance that these efforts will result in substantial LoJack brand identity or commercial acceptance of any new or existing LoJack SafetyNet products and services. Furthermore, the success of LoJack SafetyNet is interdependent upon law enforcement, public service agencies and other third party agencies to assist with the search and rescue aspect of this service. Establishing and maintaining such relationships is essential to the success of LoJack SafetyNet.

Our failure to successfully execute on our key investments could disrupt our business and negatively impact our future financial condition and operating results.

Since 2005, we have invested approximately $23,000,000 (comprised of LoJack network build out and operating losses) in LoJack Italia. This initiative will continue to require significant amount of financial resources and senior management focus which may impact our core business. There is no assurance that there will be consumer acceptance in Italy sufficient to result in an acceptable return on our Italian investment.

Since 2006, we have invested approximately $8,562,000 in SCI and currently have approximately a 60% equity interest in the company. There is no assurance that our investment in SCI will result in substantial LoJack brand identity or commercial acceptance of any new or existing SCI products in the cargo tracking market.

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

Provisions in our restated articles of organization and amended and restated by-laws and in Massachusetts corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt which is opposed by our management and board of directors. Shareholders who might desire to participate in such a transaction may not have an opportunity to do so. Our board of directors has the authority to issue preferred stock in the future with voting or other rights or preferences superior to those of our common stock. The issuance of preferred stock could make it more difficult for third parties to acquire a majority of our outstanding voting stock which could have the effect of delaying, deferring or preventing a change in our control that may be desired by some shareholders. Finally, Massachusetts law (1) prohibits us from engaging in a merger, consolidation, stock or asset sale and other specified business combinations with a shareholder who owns or owned, in the past three years, 5% or more of our voting stock unless the transaction is approved in a prescribed manner and (2) provides that any shareholder who acquires 20% or more of our outstanding voting stock may not vote that stock unless our disinterested shareholders so authorize. These provisions have the effect of discouraging third parties from attempting to acquire us or to acquire control of us, even if the attempt would result in a premium over market price for the shares of our common stock held by our shareholders. These anti-takeover provisions could substantially impede the ability of our shareholders to benefit from a change in control or to change our management and board of directors.

The foregoing risk factors may be considered forward-looking statements. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1B —	UNRESOLVED STAFF COMMENTS

None.

ITEM 2 —	PROPERTIES

Our executive offices are located in Westwood, Massachusetts and are under leases for such space expiring in December 2011. We maintain a facility located in Canton, Massachusetts for our engineering operations under a lease that expires in December 2011. We also maintain facilities in Westwood, Massachusetts and Palmdale, California for our Call Center operations under leases that expire in December 2011 and February 2012, respectively. In addition, we lease facilities for our sales and operations personnel in California, Colorado, Florida, Georgia, New Jersey and Pennsylvania under operating leases that expire from 2011 to 2014.

The Canadian head office, marketing, sales, customer care, research and development, product assembly and installation activities are carried out in a single facility located in leased premises in Montreal, Quebec. We also lease space in Mississauga, Ontario for certain sales personnel. The Montreal lease expires in 2017 and the Ontario lease expires in 2011.

We also maintain facilities in Victoria, British Columbia, Canada, Dublin, Ireland and Rome and Milan, Italy for our administrative, sales and operations personnel under leases that expire in 2011, 2019, 2013 and 2012, respectively.

We do not own any real estate.

Because our operations do not require any special facilities, we do not anticipate any difficulty in finding space adequate for our purposes at reasonable rates, should the need arise. We believe that our current facilities are adequate for our current operations.

ITEM 3 —	LEGAL PROCEEDINGS

As of December 31, 2010, we were subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.

California Class Action Litigation

Employee Claims

In April 2006, a suit was filed against LoJack Corporation in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. In September 2007, our motion for summary judgment was granted and the district court dismissed all of the plaintiff’s federal law claims. The plaintiff appealed the dismissal to the Ninth Circuit Court of Appeals and in August 2009, the Ninth Circuit affirmed the district court’s grant of summary judgment on all claims except as to the claim for compensation for the required postliminary data transmission, or the data transmission claim, for which the dismissal was vacated. The plaintiff filed a petition for rehearing to the Ninth Circuit and on March 2, 2010, the Ninth Circuit affirmed the district court’s grant of summary judgment on all claims except as to (a) the claim for compensation for commuting under state law and (b) the data transmission claim, which are the two remaining claims. The plaintiff seeks to pursue the claim for compensation for commuting time in the State Court case referenced below. The plaintiff moved for conditional class certification for the data transmission claim and on January 14, 2011, the District Court for the Central District of California granted the plaintiff’s motion for conditional certification. Trial for this claim in federal court currently scheduled for November 2011.

Due to the dismissal of the plaintiff’s claims in federal court in September 2007 as discussed above, in November 2007, the plaintiff also filed state law claims in California State Court. In June 2009, the California State Court granted class certification with respect to nine claims and denied class certification with respect to five claims. The Company appealed this decision and on March 26, 2010, the California State Appellate Court granted our appeal in part, denying certification with respect to certain claims and affirming certification with respect to other claims, including claims related to meal and rest breaks, postliminary data transmission, and time traveling to UPS stores. There are currently six claims class certified in this State Court case. The plaintiff seeks to pursue the claim for compensation for commuting time in California State Court.

In both the Federal and State Court cases, the plaintiff, on behalf of the class, seeks unpaid wages, penalties, interest and attorneys’ fees. In November 2010, the parties had a mediation hearing to address all remaining Federal and State claims. However, the parties did not reach any resolution as a result of the mediation.

On February 14, 2011, the Company filed a Notice of Removal to remove this State Court case to the Federal Court, thereby requesting to consolidate both the Federal and State Court cases to be heard in the Federal Court. The Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.

Consumer Claims

On June 15, 2010, a suit was filed by a consumer against LoJack Corporation in the Los Angeles County Superior Court of the State of California (Central District) alleging, amongst other claims, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code § 17200 (unfair competition) and § 17500 (false advertising), and breach of implied warranty with respect to LoJack Early Warning for motorcycles, and seeking class action status. On July 29, 2010, the Company removed the case to the United States District Court for the Central District Court of California. On August 23, 2010, the Company filed a motion to dismiss all claims, which was granted by the Court on September 27, 2010, without prejudice. The dismissal without prejudice provided plaintiff with the opportunity to amend its complaint, and on October 25, 2010, the plaintiff filed an amended complaint, for alleged fraud, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code § 17200 (unfair competition) and § 17500 (false advertising), and breach of implied warranty and again seeks class certification. On November 12, 2010, the Company filed a motion to dismiss all claims and a motion to strike certain claims. On December 28, 2010, the Court denied the Company’s motion to dismiss. The plaintiff, on behalf of the class, seeks injunctive relief, restitution, disgorgement, punitive damages, and attorneys’ fees in unspecified amounts. The parties are currently engaged in discovery. On March 3, 2011, the plaintiff filed a motion for class certification. The Company is currently preparing its opposition to class certification. The parties have scheduled a mediation hearing for March 29, 2011 to address all claims. There can be no guarantee of the possible outcome of the mediation between the parties, and there may or may not be a resolution of the above matters as a result of the mediation. The Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.

New York Litigation

On October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc. against LoJack Corporation in United States District Court for the Eastern District of New York alleging breach of contract, misrepresentation, violation of the New York franchise law, and price discrimination. Plaintiff seeks damages of $10,000,000, punitive damages, interest and attorneys fees, and treble damages. On December 14, 2010, the Company filed a motion to dismiss all claims. On February 1, 2011, the plaintiff filed a motion to amend the complaint and sought to add a claim for breach of fiduciary duty. On February 15, 2011, the Company filed its opposition to the motion to amend and sought the dismissal of all claims. The Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.

ITEM 4 —	REMOVED AND RESERVED

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol: LOJN.

Stockholders

On March 1, 2011, there were approximately 1,900 record holders of our common stock. We believe the actual number of beneficial owners of our common stock is approximately 6,400 because a large number of the shares of our common stock are held in custodial or nominee accounts for the benefit of persons other than the record holders.

Dividends

We have never paid a dividend, and have no current intention to pay a dividend. At the present time we expect that future earnings will be retained for use in our business. The payment of dividends is permitted per the terms of our credit agreement and is limited only to the extent such payments affect our ability to meet certain financial performance measures.

Issuer Purchases of Equity Securities

On February 15, 2008 our Board of Directors authorized 1,000,000 shares to be repurchased under our stock repurchase plan, or the 2006 Repurchase Plan, pursuant to a plan intended to comply with rule 10b5-1 under the 1934 Securities and Exchange Act of 1934, as amended, or the Exchange Act, and renewed the remaining management discretionary authority to repurchase 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. During the years ended December 31, 2010, 2009 and 2008 we repurchased 98,942, 8,186 and 1,318,222 shares of common stock at an average price per share of $5.33, $4.02 and $10.83, respectively. No shares have been purchased by us other than through our publicly announced stock repurchase program. At December 31, 2010 there were 1,681,778 shares available for purchase under the 2006 Repurchase Plan.

During the fourth quarter of 2010, there were no common stock repurchases under the 2006 Repurchase Plan. All repurchases in 2010 were shares acquired from our employees or directors in accordance with our 2008 Stock Incentive Plan as a result of share withholdings to pay income tax related to the lapse of restrictions on restricted stock.

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

	High	Low

Year Ended December 31, 2010
First Quarter	$4.60	$4.01
Second Quarter	5.26	3.58
Third Quarter	3.95	3.19
Fourth Quarter	7.05	3.72
Year Ended December 31, 2009
First Quarter	$5.33	$2.53
Second Quarter	5.40	3.14
Third Quarter	5.85	3.53
Fourth Quarter	5.30	3.70

Stock Performance Graph

The following line graph compares the yearly percentage change in the cumulative shareholder return on our Common Stock to the NASDAQ Composite Index and a Company-selected peer group index over the five-year period beginning December 31, 2005 and ending December 31, 2010. Cumulative shareholder return has been measured on a weighted-average basis based on market capitalizations of the component companies comprising the peer group index at the close of trading on the last trading day preceding the beginning of each year assuming an initial investment of $100 and reinvestment of dividends.

In 2010, we established a new peer group index based upon the following primary selection criteria: (a) public, U.S. based companies with products and/or in an industry similar to the Company; (b) companies with annual revenue between $100 million and $450 million; and (c) companies with market capitalization between approximately $40 million and $650 million. The peer group was further refined based on input from management as to which businesses were most comparable to the Company. In 2010, our peer group was comprised of the following 10 companies: Applied Signal Technology Inc, Audiovox Corporation, CalAmp Corporation, EMS Technologies Inc., Herley Industries Inc., iRobot Corporation, Sparton Corporation, STRATTEC Security Corporation, TiVo Inc. and Universal Electronics Inc.

Our old peer group index, presented below for comparative purposes, consisted of Audiovox Corporation, I.D. Systems, Inc., Ituran Location & Control Ltd., Garmin Ltd., Numerex Corporation and Trimble Navigation Ltd. The former peer group was selected based on products and markets similar to ours.

Our peer group will change from time to time to reflect changes in the market. The stock price performance shown on the graph is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among LoJack Corporation, the NASDAQ Composite Index,
an Old Peer Group and a New Peer Group

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Source :  Returns were derived from Research Data Group, Inc.

Note: The stock price performance shown on the graph above is not necessarily indicative of future price performance. This graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.

ITEM 6 —	SELECTED FINANCIAL DATA

The selected condensed consolidated financial data set forth below are derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 and the consolidated financial statements and notes thereto included herein at Item 8.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share information):

Revenue	$146,635	$135,013	$198,679	$222,749	$213,288
Cost of goods sold	72,961	64,096	94,517	98,625	99,933

Gross profit	73,674	70,917	104,162	124,124	113,355
Costs and expenses(1)	74,059	101,065	92,975	90,559	89,866
Impairment of intangible assets and goodwill(2)	—	14,038	38,090	3,298	—

Operating (loss) income	(385)	(44,186)	(26,903)	30,267	23,489
Other income (expense)	(823)	1,133	(4,983)	2,479	1,046

(Loss) income before provision (benefit) for income taxes and net loss of noncontrolling interest	(1,208)	(43,053)	(31,886)	32,746	24,535
Provision (benefit) for income taxes(3)	17,428	(7,771)	803	11,341	8,028

Net (loss) income	(18,636)	(35,282)	(32,689)	21,405	16,507
Less: Net loss attributable to the noncontrolling interest	(330)	(621)	(159)	—	—

Net (loss) income attributable to LoJack Corporation	$(18,306)	$(34,661)	$(32,530)	$21,405	$16,507

Basic (loss) earnings per share attributable to LoJack Corporation	$(1.06)	$(2.02)	$(1.88)	$1.17	$0.90

Diluted (loss) earnings per share attributable to LoJack Corporation	$(1.06)	$(2.02)	$(1.88)	$1.13	$0.86

Weighted average shares outstanding:
Basic	17,348,433	17,170,492	17,301,390	18,321,826	18,334,033

Diluted	17,348,433	17,170,492	17,301,390	18,933,532	19,243,563

CONDENSED CONSOLIDATED BALANCE SHEET DATA:

	December 31,
	2010	2009	2008	2007	2006
	(In thousands):

Working capital	$48,874	$58,766	$86,741	$87,604	$58,950
Total assets	122,311	147,490	195,876	245,811	209,953
Long-term debt and capital lease obligations	8,798	13,375	23,682	26,477	9,242
Total liabilities	87,935	95,556	111,562	117,479	99,953
Total equity	34,376	51,934	84,314	128,332	110,000

(1)	In the year ended December 31, 2009, we recognized a charge of $18,250,000 related to a legal settlement entered into with our former licensee in China. See a further discussion of the settlement under the heading Legal Settlement within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7.

(2)	For the years ended December 31, 2009, 2008 and 2007, we determined that lower than previously projected operating profitability at our Boomerang reporting unit caused triggering events that resulted in our assessment of the carrying value of this reporting unit. As a result of these assessments, for the years ended December 31, 2009, 2008 and 2007, we recognized impairment charges of $411,000, $1,260,000 and $3,298,000, respectively, relating to Boomerang’s intangible assets consisting of monitoring contracts, completed technology and trade name and trademark. In the second quarter of 2009 and, previously, in the third quarter of 2008, we also incurred impairment charges of $13,627,000 and $36,830,000, respectively, relating to Boomerang’s goodwill. As a result of these impairments operating income decreased by $14,038,000, $38,090,000 and $3,298,000, for the years ended December 31, 2009, 2008 and 2007, respectively. No impairments were recorded in the years ended December 31, 2010 or 2006.

(3)	For the year ended December 31, 2010, we recorded a worldwide provision for income taxes of $17,428,000, which includes a non-cash tax charge of $14,919,000, recorded to establish a valuation allowance for our net U.S. deferred tax assets. We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue and stock compensation. The Financial Accounting Standards Board, or FASB, authoritative guidance on accounting for income taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. We will maintain a full valuation allowance on our net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear in Item 8 in this Annual Report on Form 10-K. The following discussion contains forward-looking statements and should also be read in conjunction with the risk factors set forth in Item 1A.

Overview

We are a leading global provider of technology products and services for the tracking and recovery or rescue of valuable mobile assets and people at risk of wandering. Our proprietary technology, wireless network and unique integration with law enforcement agencies in the United States provide an effective means for tracking and recovery or rescue of stolen vehicles, construction equipment, motorcycles, cargo and people at risk.

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

We record additions to deferred revenue for our LoJack Early Warning product and for certain warranty products for which we are the primary obligor of the underlying contract. We typically receive full payment within 60 days of the transaction, but recognition of the deferred revenue is recognized over the estimated life of the product or service. These payments are a significant component of our cash flow from operations. Additions to deferred revenue, net of deferred costs, were $8,379,000 for the year ended December 31, 2010, compared to additions of $9,776,000 for the year ended December 31, 2009.

Our revenue in Canada is derived primarily from the sale of Boomerang Espion, Boomerang Espion Alert, Boomerang, Boomerang2 and BoomerangXpress Units, related products, and service contracts. Several insurance companies in Quebec and Ontario offer rebates to customers who install a Boomerang Unit in their high priced or high risk of theft vehicles, and in many instances, require installation of a Boomerang Unit in such vehicles.

Those who purchase Boomerang Units are also required to enter into a service contract. The terms of service contracts offered range from 12 to 60 months and are payable in full upon activation of the related unit or renewal of a previous service contract. As of December 31, 2010, there was approximately $8,645,000 of deferred revenue, compared to $9,354,000 as of December 31, 2009, resulting from approximately 62,000 active service contracts. Boomerang customers are also offered a monthly payment option.

International Segment

Internationally, our licensed stolen vehicle recovery technology is operational in 32 countries and territories around the world. We have licensed our stolen vehicle recovery technology in Latin and South America, Europe and Africa, and the Asia Pacific Rim. Revenue from this segment consists of product sales to our licensees, royalties, licensing fees, and subscription and installation services. Revenue from the international segment accounted for approximately 32% of consolidated revenue for the year ended December 31, 2010, compared to 27% and 32% in 2009 and 2008, respectively.

We record additions to deferred revenue for international license fees and recognize the revenue over the term of the license (generally ten years). Royalty revenue is recognized in the year it is earned.

Italy is the only country outside the United States and Canada where we own and operate a stolen vehicle recovery network. Customers who purchase LoJack Units in Italy are also required to enter into a service contract with LoJack Italia. The terms of service contracts offered range from 12 to 84 months and are payable in full upon activation of the related unit or renewal of a previous service contract. At December 31, 2010 and December 31, 2009, respectively, there was approximately $1,859,000 and $828,000 of deferred revenue relating to LoJack Italia service contracts.

All Other Segment

SCI revenue is derived from the sale of tracking devices as well as subscription fees for monitoring service alerts and activity reporting. At December 31, 2010, there was approximately $186,000 of deferred revenue relating to SCI subscription based services.

LoJack SafetyNet revenue in 2010 was primarily comprised of the sale of SAR Receivers, PLUs and replacement parts. In 2010, LoJack SafetyNet continued the transition from an order fulfillment revenue model servicing one primary customer, to a fulfillment and service model providing the LoJack SafetyNet solution to caregivers and consumers for a monthly fee. As part of this new business model, we plan to provide SAR Receivers directly to participating public safety and law enforcement agencies at nominal or no cost.

Key Economic Factors and Trends and our Business

North America Segment

The uncertainty created by the overall economic conditions in the United States which began in 2008, continues to have an adverse effect on the automotive industry. As discussed in the paragraphs that follow, in 2008 and 2009 the demand for new and used vehicles declined significantly and negatively impacted our results of operations. In 2010, our North American business began to stabilize after disruptions caused by the general economic climate; however, the turnaround of the United States auto industry was uneven during 2010. Due to the disruptions in the financial services industry, the availability of credit has declined substantially for most consumers except those with particularly high credit scores. Our business is dependent on consumer confidence and the availability of consumer credit.

In 2008, the domestic auto industry experienced, what was then, its worst performance in 16 years, with the seasonally adjusted annual rate, or SAAR, of new vehicle sales in the United States declining approximately 18% from the prior year to approximately 13.2 million vehicles sold. This trend continued to worsen during 2009, with the SAAR of new vehicle sales in the United States of only 10.4 million units for the year. With the stabilization that took place in 2010, the SAAR improved to approximately 11.5 million units for the year and industry experts are estimating new vehicle sales to be upwards of 13.0 million units for 2011. Consumer purchases continue to be impacted by the restrictive credit environment, continued high unemployment and fewer incentives offered by auto manufacturers. Our unit volume performance has improved and, as confidence returns to certain dealerships, we continue to expand our bulk installation program. As the United States auto market recovers, we expect that our installations will increase in a manner that is consistent with the retail market trends.

Our business in Canada has been challenged by increased recall rates since the conversion from an analog to digital infrastructure. In response to the challenges experienced as a result of the conversion from analog to digital technology, management has decided to launch the LoJack technology in our Canadian market beginning in 2011.

Additionally, our business in Canada has been challenged by the economic and credit conditions in Canada and the continued shift in the Canadian auto market away from high-end vehicles, where we have historically had a high penetration rate. In 2010, management took steps to reduce our workforce, both domestically and in Canada, in order to lower costs and ensure that we are spending at a level appropriate for the size of our business.

International Segment

Our international business stabilized in 2010 as our licensees returned to more normalized purchasing patterns and their orders reflect demand for our products. Our results from our International segment reflect the growth in sales across our licensees, particularly those in Africa and Latin America. Additionally, some of our licensees have begun to take delivery of our new self-powered product. Our business in Italy is continuing to gain traction and has delivered growth in terms of both revenue and subscribers during 2010.

All Other Segment

The challenges we have faced in the automotive sector have reinforced the importance of our diversification efforts, which include the extension of the LoJack brand and the introduction of products for cargo and people at risk.

Key Factors of our Business

In 2010, the United States began to emerge from a global economic downturn that had resulted in a substantial decline in the global automotive industry, with sales of aftermarket products like LoJack Units being particularly adversely affected. The decline in automotive industry sales volume, combined with tight credit markets, and other economic factors and trends described above constrained our earnings and affected our liquidity. As a result, we embarked upon a critical evaluation of our business during 2010 and developed a strategy designed to stabilize the business financially and then develop a strategy for controlled growth.

We believe that our continued focus on executing our strategic goals for 2011 will enable us to continue our diversification efforts and:

•	Effectively manage our business in a difficult global macro-economic environment by balancing investment in programs and technology necessary for future growth while aggressively managing costs to maintain our financial position;

•	Expand our core domestic automotive business through the development of new sales programs which strategically restructure our dealer relationships and help create a new selling model for our dealers;

•	Continue to drive international expansion by growing our operations in Italy, and partnering with our existing licensees to address global economic challenges;

•	Launch the LoJack RF technology in Canada; and

•	Support LoJack SafetyNet and SCI in developing offerings for people at risk and cargo security, respectively.

Many companies in the vehicle security industry have marketed stolen vehicle recovery solutions and many automobile manufacturers are installing GPS products at the factory. These factors have not had a material adverse impact on our revenue, unit sales or penetration rates to date.

Critical Accounting Policies and Estimates

The consolidated financial statements include the accounts of LoJack, our wholly-owned subsidiaries and our majority interest in SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. Management is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes included herein. The actual results could differ from those estimates. Our accounting policies are described in Note 1 to the consolidated financial statements included herein at Item 8. A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The significant accounting policies and estimates, which we believe to be the most critical in understanding and evaluating our reported financial position and results of operations, include:

Revenue Recognition and Deferred Revenue.  We earn revenue primarily from the domestic sale and installation of LoJack Units and LoJack Early Warning, the sale of products and components to international licensees, royalties, the sale of extended warranty programs and the sale of our Boomerang products and service contracts.

We recognize revenue on domestic sales of LoJack Units and Canadian sales of Boomerang Units and related products upon installation, or upon shipment to our installation partners and distributors when all revenue recognition criteria have been met.

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

We recognize license fees to our international licensees in revenue over the term of the license (typically ten years) and we recognize royalty revenue when earned or when payment is reasonably assured, whichever is later. (Also see Note 5 to the consolidated financial statements included herein in Item 8 for a discussion of the license income related to Absolute Software).

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

Accounts Receivable and Allowance for Doubtful Accounts.  In our North America segment, our customers, primarily automobile dealerships in the United States, are billed for product sales either via bulk sale or at the time of installation. The customer base is principally automobile dealers that are geographically dispersed. Payment terms for LoJack performed installations are generally 10 days. Payment terms for bulk product sales to LoJack certified dealer installers and expeditors range from 30 to 90 days. Except for contract termination due to misconduct or insolvency, which requires the return of all LoJack units and materials, all LoJack Unit sales to these parties are final with no right of return.

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

The following table presents accounts receivable and the related allowance for doubtful accounts by our segments (dollars in thousands):

		Segment %		Segment %
		of Accounts		of Accounts
	December 31, 2010	Receivable, net	December 31, 2009	Receivable, net

North America — Gross	$10,826		$9,940
Allowance for doubtful accounts	(1,536)		(1,175)

	9,290	35%	8,765	26%

International — Gross	19,164		25,804
Allowance for doubtful accounts	(1,895)		(1,022)

	17,269	64%	24,782	72%

All Other — Gross	441		856
Allowance for doubtful accounts	(103)		(187)

	338	1%	669	2%

Accounts receivable, net	$26,897	100%	$34,216	100%

In the normal course of business, we monitor the financial condition of our customers and limit the amount of credit extended when deemed necessary. We maintain reserves for estimated potential credit losses. We have established an allowance for doubtful accounts that corresponds to the creditworthiness of our customers, historical trends and economic circumstances. Changes to these estimates are possible and could result in a material effect on our reported results of operations. At each of December 31, 2010 and 2009, approximately 80% of the North America segment’s gross accounts receivable balances were less than 60 days old.

As of December 31, 2010, two international licensees accounted for 20% and 14% of our international accounts receivable. As of December 31, 2009, two international licensees accounted for 27% and 22% of our international accounts receivable. For the year ended December 31, 2010, one international licensee accounted for 10% of revenue. For the years ended December 31, 2009 and 2008, one international licensee accounted for 11% of revenue.

Valuation of Investments.  Periodically, we have made equity investments in our international licensees and other entities. As of December 31, 2010, our investments in international licensees consisted of: a 12.5% equity investment, with a carrying value of $1,541,000, in our Mexican licensee; a 5.5% equity investment, with a carrying value of $314,000, in our French licensee; and a 17.5% equity investment, with a carrying value of $496,000, in our Benelux licensee. Our investments in our Mexican and Benelux licensees are accounted for using the cost method of accounting and are carried at cost and adjusted only for other-than-temporary declines in fair value, returns of capital and additional investments made. Management periodically reviews the carrying value of these investments. Based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate, we have concluded that there is no impairment to the fair value of these investments that should be viewed as other-than-temporary. Our investment in our French licensee, in the form of common stock, is accounted for as an available-for-sale security, and is valued at the quoted closing price on its market exchange as of the reporting date. When the fair value of an available-for-sale security falls below cost for an extended period or the magnitude of the unrealized loss is significant, the loss may be deemed other-than-temporary. No realized gains or losses were recorded for the year ended December 31, 2010. For the years ended December 31, 2009 and 2008, we recorded other-than-temporary impairment charges of $308,000 and $1,958,000, respectively, for our investment in our French licensee.

We also have equity interests of less than 10% in our licensees in Argentina and Hong Kong, for which we have no carrying value in our financial statements.

We may be required to record an impairment charge in a future period with respect to our Mexican or Benelux licensees if (a) the licensee requires additional capital and is unable to raise sufficient capital to continue operations, (b) the licensee raises sufficient capital, but at an enterprise value less than currently valued, (c) its operations and future cash flows vary significantly from current projections, adversely affecting the viability of the business, or (d) other negative events were to occur. If the quoted price of the investment in our French licensee were to drop below our new recorded cost basis for an extended period of time we would have to evaluate the investment for further impairment. (Also see Note 5 to the consolidated financial statements included herein at Item 8).

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

Deferred taxes arise because of differences in treatment between financial statement accounting and tax accounting, known as temporary differences. The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities on the consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of operations. At December 31, 2010, we maintain a full valuation allowance against our worldwide deferred tax assets with the exception of Ireland, which has a deferred tax asset of $101,000. If sufficient evidence of our ability to generate future taxable income in any of the jurisdictions in which we currently maintain a valuation allowance becomes more likely than not, we may reduce our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statement of operations.

Effective January 1, 2006, LoJack Ireland commenced operations. As a result of this business structure, a substantial part of our international business activities are supported by LoJack Ireland. LoJack Ireland’s business activities are taxed at a rate of 12.5%.

As we continue to expand globally, due to complexity within and diversity among the various jurisdictions in which we do business, there is a risk that a governmental agency may disagree with the manner in which we have computed our taxes. Additionally, due to the lack of uniformity among all of the foreign and domestic taxing authorities, there may be situations where the tax treatment of an item in one jurisdiction is different from the tax treatment in another jurisdiction or that a transaction causes a tax liability to arise in another jurisdiction.

As of December 31, 2010, we had $18,591,000 of gross unrecognized tax benefits, of which approximately $15,302,000, if not realized, will result in the expiration of a capital loss carryforward. The liability amounts related to the unrecognized tax benefits recorded at December 31, 2010 and 2009 were $3,220,000 and $2,098,000, respectively.

We do not provide for income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States. The undistributed earnings of our foreign operations are approximately $85,000,000. We do not believe it is practical to estimate the income taxes payable on the earnings that are indefinitely reinvested in our foreign operations.

Recently Adopted Accounting Guidance

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167, as codified in ASC 810, Consolidations, or ASC 810. ASC 810 amends FIN 46(R), Consolidation of Variable Interest Entities (revised December 2003) — an interpretation previously known as ARB No. 51, by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach. ASC 810 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur, ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and additional disclosures about an enterprise’s involvement in variable interest entities. Our adoption of ASC 810 as of January 1, 2010 did not have an impact on our consolidated results of operations, financial position, or statement of cash flows.

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

Accounting Guidance Issued But Not Yet Adopted

In September 2009, the FASB issued ASU No. 2009-13 (previously Emerging Issues Task Force, or EITF, Issue No. 08-1, Revenue Arrangements with Multiple Deliverables,) as codified in ASC 605, Revenue Recognition, or ASC 605. ASC 605 provides greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement. In addition, ASC 605 requires the use of estimated selling price to allocate arrangement considerations, therefore eliminating the use of the residual method of accounting. ASC 605 will be effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Earlier application is permitted. We have evaluated the impact of ASC 605 and determined that the adoption will not have a material impact on our consolidated results of operations, financial position or cash flows.

RESULTS OF OPERATIONS

Revenue

For the year ended December 31, 2010, consolidated revenue increased $11,622,000, or 9%, as compared to 2009. Consolidated revenue for the year ended December 31, 2009 decreased $63,666,000, or 32%, as compared to 2008. The following table presents revenue by our segments (dollars in thousands):

				Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

North America	$96,228	$95,775	$132,542	0%	(28)%
International	46,900	36,063	63,735	30	(43)
All Other	3,507	3,175	2,402	10	32

Total revenue	$146,635	$135,013	$198,679	9%	(32)%

North America Segment

Revenue related to our North America segment increased $453,000 for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

The turnaround of the United States auto industry was uneven during 2010. In the United States market, LoJack unit volume trends tracked the retail trends in the broader domestic auto market in 2010. Consumer purchases continue to be impacted by the restrictive credit environment, continued high unemployment and fewer incentives offered by auto manufacturers. Revenue from our LoJack Units remained flat, because while our 2010 unit volume performance has improved over 2009, we have continued to expand our bulk installation program as confidence returns to certain dealerships, therefore the increases in unit volume were mostly offset by decreases in average revenue per unit for the year ended December 31, 2010. Revenue for our motorcycle, commercial and direct sale channels decreased 17%, 2% and 2%, respectively, as compared to the same period in 2009, while our dealer channel saw revenue increase 2%. The increase in North America segment revenue for the year ended December 31, 2010 as compared to 2009 was primarily attributable to an increase of $1,574,000 in other revenue driven by a $1,546,000 decrease in payments made by LoJack pursuant to the recourse agreements in the dealer channel, offset by:

•	A decrease of $410,000, or 4%, in revenue recognized from the sale of warranty products;

•	A decrease of $406,000, or 17%, in revenue from the motorcycle channel caused by a 30% decrease in units sold from 6,500 to 4,500, partially offset by a 20% increase in average revenue per unit sold; and

•	A decrease of $342,000, or 35%, in royalty and other revenue, primarily related to a decline in royalty revenue from the stock warrants issued to us by Absolute as all remaining warrants vested during the year.

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

Revenue related to our North America segment decreased $36,767,000 in 2009 as compared to 2008. All of our United States distribution channels were affected by the economic downturn in the year ended December 31, 2009 as our auto, commercial, direct to consumer and motorcycle channels experienced revenue declines of 28%, 41%, 15% and 45%, respectively, as compared to the year ended December 31, 2008.

The decrease in North America segment revenue for 2009 as compared to 2008 was primarily attributable to:

•	A decrease of $29,468,000, or 33%, in LoJack Unit revenue, caused by a 35% decrease in the number of units sold from 397,800 to 258,000, partially offset by a 3% increase in average revenue per unit sold;

•	A decrease of $3,660,000, or 27%, in service revenue related to our Boomerang product driven by a 21% decline in the average number of subscribers to 69,000 subscribers as of December 31, 2009;

•	A decrease of $2,482,000, or 50%, in Boomerang Unit revenue, driven by a 36% decrease in the number of base units sold from 18,300 to 11,600;

•	A decrease of $1,984,000, or 45%, in revenue from the motorcycle channel caused by a 57% decrease in units sold from 15,200 to 6,500, partially offset by a 28% increase in average revenue per unit sold;

•	A decrease of $939,000, or 9%, in revenue recognized from the sale of warranty products; and

•	A decrease of $609,000, or 6%, in revenue from our Early Warning product, which is deferred at the time of sale and amortized over a 5 year period;

The decrease in North America segment revenue for 2009 as compared to 2008 was partially offset by:

•	An increase of $1,716,000, or 230%, in royalty and other revenue, primarily related to royalty revenue from an increase in the fair value of the stock warrants issued to us by Absolute; and

•	An increase of $659,000, or 117%, in all other revenue including a decrease in sales promotions offered to our dealers offset by an increase fees charged for inspections and offsite installations.

International Segment

Revenue related to our International segment increased $10,837,000 in 2010 as compared to 2009, while International segment revenue decreased $27,672,000 in 2009 as compared to 2008.

For the year ended December 31, 2010 the increase in our International segment was primarily due to a 42% increase in unit volume as compared to the prior year. During 2010, our International business strengthened, principally as a result of orders from our licensees in Latin America and Africa. Our licensees are returning to more normalized purchasing patterns and their orders reflect restored demand for our products. Our International segment unit volume and revenue in 2009 reflected the impact of the deteriorating global economic conditions and the effects of inventory build-up by certain licensees at the end of the fourth quarter of 2008.

The increase in International segment revenue for 2010 as compared to 2009 was primarily attributable to:

•	An increase of $10,534,000 in product revenue from our licensees as a result of an increase in the number of units sold from 431,700 to 611,500; and

•	An increase of $303,000, or 12%, in other revenue including sales of infrastructure components, licensee fees, and other charges related to our international licensees.

The decrease in International segment revenue for 2009 as compared to 2008 was primarily attributable to:

•	A decrease of $27,592,000 in product revenue from our licensees primarily resulting from a 351,300 decrease in the number of units sold; and

•	A decrease of $80,000, or 3%, in other revenue, including sales of infrastructure components, licensee fees, and other charges related to our international licensees.

All Other Segment

Revenue related to our All Other segment increased $332,000 in 2010 as compared to 2009, and $773,000 in 2009 as compared to 2008.

The increase in All Other segment revenue for 2010 as compared to 2009 was attributable to:

•	An increase of $263,000, or 12%, in revenue from SCI to $2,413,000 for 2010 from $2,150,000 for 2009; and

•	The inclusion of $1,093,000 in revenue from LoJack SafetyNet for 2010 as compared to $1,025,000 for 2009.

The increase in All Other segment revenue for 2009 as compared to 2008 was attributable to:

•	The inclusion of $2,150,000 in revenue from SCI for 2009, for which only five months of revenue of $1,169,000 was captured in 2008 following its consolidation; offset by

•	The inclusion of $1,025,000 in revenue from LoJack SafetyNet for 2009 as compared to $1,233,000 for 2008.

Cost of Goods Sold

The following table presents cost of goods sold by our segments (dollars in thousands):

				Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

North America	$49,532	$45,440	$64,800	9%	(30)%
International	22,146	17,178	28,568	29	(40)
All Other	1,283	1,478	1,149	(13)	29

Total cost of goods sold	$72,961	$64,096	$94,517	14%	(32)%

As a percentage of total revenue, total cost of goods sold was 50%, 47% and 48% in 2010, 2009 and 2008, respectively.

North America Segment

As a percentage of North America segment revenue, North America segment cost of goods sold was 51%, 47% and 49% in 2010, 2009 and 2008, respectively.

Unit volumes increased 5% in 2010 as compared to 2009 and declined 36% in 2009 as compared to 2008. While we undertook a thorough evaluation of our installation costs in the fourth quarter of 2008, the continuing decline of the United States auto market in the first quarter of 2009 led us to make additional installation staff and expense reductions. These reductions provided a gross margin benefit beginning in the third quarter of 2009, as the North America segment gross margin percentages began to improve from the first half of 2009. With the expansion of our bulk installation program, which occurred as confidence returned to certain dealerships, our increases in unit volume were mostly offset by decreases in average revenue per unit for the year ended December 31, 2010. The decrease in average revenue per unit caused an increase in the cost of goods sold as a percentage of revenue.

In addition, the North America segment cost of goods sold percentage was adversely impacted in 2010 by a decrease of $372,000 in royalty revenue associated with the Absolute warrants which has no corresponding impact on cost of goods sold. In 2009, the North America segment cost of goods sold percentage was favorably impacted by a change of $1,876,000 in royalty revenue associated with the Absolute warrants which has no corresponding impact on cost of goods sold.

International Segment

As a percentage of International segment revenue, International segment cost of goods sold was 47%, 48% and 45% in 2010, 2009 and 2008, respectively. The decrease in cost of goods sold as a percentage of revenue from 2009 to 2010 was largely the result of a decrease in the cost of the manufactured unit due to the increase in the number of units purchased in 2010 as compared to 2009. The increase in cost of goods sold as a percentage of revenue from 2008 to 2009 was largely the result of an increase in the cost of the manufactured unit due to the decrease in the number of units purchased in 2009 as compared to 2008 based upon our volume based pricing agreement with our contract manufacturer.

All Other Segment

As a percentage of All Other segment revenue, All Other segment cost of goods sold was 37%, 47% and 48% in 2010, 2009 and 2008, respectively.

Operating Expenses

The following table presents our consolidated operating expenses (dollars in thousands):

				Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Product development	$6,162	$6,994	$7,290	(12)%	(4)%
Sales and marketing	29,308	31,529	44,880	(7)	(30)
General and administrative	31,479	36,435	33,592	(14)	8
Legal settlement	—	18,250	—	(100)	NM
Depreciation and amortization	7,110	7,857	7,213	(10)	9
Impairment of intangible assets and goodwill	—	14,038	38,090	(100)	(63)

Total operating expenses	$74,059	$115,103	$131,065	(36)%	(12)%

NM-not measurable

Product Development

As a percentage of revenue, product development expenses were 4%, 5% and 4% in 2010, 2009 and 2008, respectively. Product development expense decreased $832,000 in 2010 as compared to 2009 and decreased $296,000 in 2009 as compared to 2008. The decrease in 2010 was primarily due to lower personnel-related costs, including salaries, benefits, recruiting, contract labor and consulting costs. The decrease in 2009 was primarily due to lower third party product development costs.

We expect product development expenses to increase as a percentage of revenue in 2011 due to our continuing plans to develop new products and expand the LoJack technology to other applications.

Sales and Marketing

As a percentage of total revenue, sales and marketing expenses were 20%, 23% and 23% in 2010, 2009 and 2008, respectively. Sales and marketing expenses decreased $2,221,000 in 2010 as compared to 2009 and decreased $13,351,000 in 2009 as compared to 2008.

The decrease in 2010 as compared to 2009 was attributable to:

•	Decreased personnel related costs of $977,000 based upon a reduction in the workforce and decreased incentive compensation as a result of lower sales volumes;

•	Decreased advertising expenses of $2,532,000 due to management’s decision to further reduce the advertising budget as a cost saving measure; and

•	Decreased costs of $167,000 in maintaining our dealer incentive program.

The decrease in 2010, as compared to 2009 was partially offset by:

•	Increased facilities expenses of $688,000 related to the costs of maintaining our sales offices which were previously included in general and administrative expenses and are now classified as sales and marketing expenses; and

•	Increased bad debt expense of $796,000.

The decrease in 2009 as compared to 2008 was primarily attributable to:

•	Decreased personnel related costs of $5,167,000 based upon a reduction in the workforce and decreased incentive compensation as a result of lower sales volumes;

•	Decreased travel and entertainment costs of $856,000; and

•	Decreased advertising expenses of $6,202,000 as a result of expenses incurred in conjunction with the rollout of our cable television advertising campaign in 2008 with no comparable expenses incurred in 2009 due to management’s decision to reduce the advertising budget.

We expect sales and marketing expenses as a percentage of revenue to increase slightly in 2011 to support our planned investment in personnel, continued advertising, expansion at LoJack Italia and marketing initiatives related to LoJack SafetyNet.

General and Administrative

As a percentage of total revenue, general and administrative expenses were 21%, 27% and 17% in 2010, 2009 and 2008, respectively. General and administrative expenses decreased by $4,956,000 in 2010 as compared to 2009 and increased by $2,843,000 in 2009 as compared to 2008.

The decrease in 2010 as compared to 2009 was primarily attributable to:

•	Decreased legal expenses of $2,828,000, attributable to decreased costs related to the arbitration proceeding of the termination of our licensee in China;

•	Decreased general and administrative costs of $817,000 at SCI and Locator resulting from the workforce reductions which took place in 2010;

•	Decreased facilities expenses of $688,000 related to the costs of maintaining our sales offices which were previously included in general and administrative expenses and are now classified as sales and marketing expenses; and

•	Decreased tax and accounting costs of $379,000.

The increase in 2009 as compared to 2008 was primarily attributable to:

•	Increased general and administrative expenses of $1,859,000 attributable to a full year of expenses for LoJack SafetyNet and SCI as compared to a partial year of expenses in 2008;

•	Increased legal expenses of $3,057,000, attributable to increased costs related to the arbitration proceeding of the termination of our licensee in China; offset by

•	Decreased general and administrative costs of $1,636,000 at Boomerang resulting from the workforce reductions which took place in the fourth quarter of 2008 and the first quarter of 2009.

General and administrative expenses as a percentage of revenue in 2011 are expected to decline since 2010 contained several expenses not expected to recur in 2011. These nonrecurring expenses primarily related to the compensation costs associated with the workforce reductions completed during the second quarter of 2010.

Legal Settlement

LoJack Ireland and its former China licensee, Kington Holdings Limited, or Kington, were involved in an arbitration proceeding relating to the termination of the license agreement between the parties. The matter was arbitrated in Boston, Massachusetts in February 2009 and on March 17, 2009, the arbitrator issued a partial final award. The arbitrator determined that LoJack Ireland improperly terminated the license agreement and that LoJack Ireland breached the license agreement. On September 22, 2009, in resolution of the aforementioned arbitration and related litigation between the parties, LoJack, LoJack Ireland, and certain of their affiliates and Kington and certain of its affiliates, entered into a Release and Settlement Agreement, or the Settlement Agreement, providing for a settlement and release of all disputes and claims. Pursuant to the terms of the Settlement Agreement, the parties agreed to release any and all claims and disputes, pending or potential, based on any event or matters occurring on or before the effectiveness of the releases, including those related to or arising out of the agreements among the parties and the matters that were the subject of the pending litigation and arbitration. In consideration of the release and settlement, LoJack and LoJack Ireland paid a total of $18,250,000 in cash to Kington on September 25, 2009 upon satisfaction of the conditions specified in the Settlement Agreement, including the return to the Company of the LoJack infrastructure purchased by Kington and the dismissal with prejudice of all pending litigation and the arbitration among the parties. LoJack also discharged the remaining outstanding balance of approximately $950,000 owed to LoJack under the separate notes and loan agreements between the parties, a majority of which had been written off in prior periods.

Depreciation and Amortization

As a percentage of total revenue, depreciation and amortization expense was 5%, 6% and 4% in 2010, 2009 and 2008, respectively.

Depreciation and amortization expense decreased by $747,000, or 10%, in 2010 as compared to 2009 while depreciation and amortization expense increased by $644,000, or 9%, in 2009 as compared to 2008. The decrease in 2010 was driven by an adjustment made in 2009 to depreciation of approximately $750,000 associated with software development and other equipment placed into service in prior years, offset by a decrease in depreciation caused by assets that are still in use becoming fully depreciated in the current year.

Depreciation and amortization expense as a percentage of revenue in 2011 is expected to remain consistent with 2010.

Impairment of Intangible Assets and Goodwill

We have adopted an annual measurement date of November 30 for SCI and LoJack SafetyNet. Tests for impairment are also performed on an interim basis if there are triggering events identified. On each measurement date the carrying value of the reporting unit is compared to its estimated fair value, and an impairment charge is measured based upon the excess of the carrying value of goodwill over the implied fair value if impairment is indicated. There was no goodwill impairment recognized in the year ended December 31, 2010. For the years ended December 31, 2009 and 2008 we recognized an impairment charge relating to goodwill of $13,627,000 and $36,830,000, respectively, related to our Boomerang reporting unit within the North America segment. The impairment expense taken in June 2009 eliminated the goodwill balance for the Boomerang reporting unit; therefore no impairment analysis was performed during the year ended December 31, 2010.

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

In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. For the years ended December 31, 2010, 2009 and 2008 we recognized impairment charges relating to other intangible assets of $0, $411,000 and $1,260,000, respectively, at our Boomerang reporting unit within the North America segment.

Other Income (Expense)

The following table presents our other income and expenses (dollars in thousands):

				Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Interest income	$31	$1,038	$2,084	(97)%	(50)%
Interest expense	(665)	(524)	(1,243)	27	(58)
Equity loss in affiliate	—	—	(1,205)	—	(100)
Other income (loss)	(189)	619	(4,619)	(130)	(113)

Total other income (expense)	$(823)	$1,133	$(4,983)	(173)%	(123)%

Other income (expense) for 2010 decreased by $1,956,000 as compared to 2009. This decrease is attributable to the following:

•	Decreased interest income of $1,007,000, due to a decrease in interest realized on the outstanding accounts receivable balances of some of our international licensees;

•	Increased interest expense of $141,000, due to the increase in the interest rate on our debt, offset by the decrease in our average debt balance versus the prior year; and

•	Increased other loss of $808,000 which was primarily due to: (a) a $643,000 increase in losses related to valuing foreign currency and foreign currency transactions (primarily the Euro); (b) a $27,000 increase in losses associated with marketable securities; and (c) a $139,000 decrease in dividends and other items.

Other income (expense) for 2009 increased by $6,116,000 as compared to 2008. This increase is attributable to the following:

•	Decreased interest income of $1,046,000, due to the decrease in our average cash balance versus the prior year, and a decrease in short-term interest rates; offset by

•	Decreased interest expense of $719,000, due to the decrease in our average debt balance versus the prior year;

•	Decreased equity loss in affiliate of $1,205,000 as a result of the consolidation of SCI’s results for the full year in 2009 as compared to five months in 2008; and

•	Decreased other loss of $5,238,000 which was primarily due to: (a) a $1,406,000 increase in gains related to valuing foreign currency and foreign currency transactions (primarily the Euro); (b) a $3,952,000 decrease in losses associated with marketable securities, primarily related to a $1,958,000 other-than-temporary impairment of our investment in our French licensee and a $1,663,000 increase in realized gains associated with the valuation and exercise of Absolute warrants; and was partially offset by (c) a $120,000 decrease in dividends and other items.

Provision (Benefit) for Income Taxes

We recorded a $17,428,000 provision for income taxes for the year ended December 31, 2010, which includes the establishment of a valuation allowance for our net U.S. deferred tax assets of $14,919,000 and the establishment of a valuation allowance for deferred tax assets in a Canadian subsidiary of $276,000. The provision for income taxes of $17,428,000 for the year ended December 31, 2010 is significantly higher than the statutory federal income tax benefit of $423,000 due primarily to the establishment of a valuation allowance on our net U.S. deferred tax assets in the second quarter of 2010.

We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue, stock compensation and net operating loss and credit carryforwards. The FASB authoritative guidance on accounting for income taxes requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. At year end 2009 and for the three months ended March 31, 2010, we had recorded a U.S. income tax benefit. At that time, management determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes was considered more likely than not, primarily due to taxable income in the federal carry back period and anticipated sufficient future taxable income. As a result of U.S. operating losses incurred in the quarter ended June 30, 2010, cumulative losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we recorded a $15,127,000 valuation allowance against our net U.S. deferred tax assets. As a result of establishing a full valuation allowance against our net U.S. deferred tax assets, we did not recognize any deferred tax benefits related to U.S. net operating losses incurred in the second, third or fourth quarters of 2010. We will continue to maintain a full valuation allowance on our net U.S. deferred tax assets until sufficient positive evidence exists to support the reversal of the valuation allowance.

The provision for income taxes decreased by $8,574,000 for 2009, as compared to 2008. The decrease was in part the result of an $11,167,000 reduction in pre-tax income. A significant part of the 2009 tax benefit is related to the legal settlement payments, which also contributes to reduction of our provision for income taxes when compared to 2008.

Net Loss Attributable to LoJack Corporation and Loss Per Share

As a result of the foregoing, for the years ended December 31, 2010, 2009 and 2008, net loss attributable to LoJack Corporation and fully diluted loss per share were as follows (dollars in thousands, except for per share amounts):

				Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Net loss attributable to LoJack Corporation	$(18,306)	$(34,661)	$(32,530)	(47)%	7%
Diluted loss per share attributable to LoJack Corporation	$(1.06)	$(2.02)	$(1.88)	(48)%	7%
Weighted average shares — diluted	17,348,433	17,170,492	17,301,390	1%	(1)%

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

On August 10, 2010, SCI issued a one year, 11% interest Convertible Promissory Note totaling $400,000 to its shareholders. As a 64% holder of SCI, a $254,000 note was issued to LoJack Corporation and is considered an intercompany loan, eliminated in consolidation. The remaining $146,000 due to the non controlling holders of SCI is considered a third-party loan and as such is classified as short-term debt on our consolidated balance sheet. At December 31, 2010, we had accrued $6,000 in third party interest payable under the note, included in the Accrued and Other Liabilities total on the consolidated balance sheet.

On December 29, 2009, we entered into a two year multicurrency revolving credit agreement, or the Credit Agreement, with RBS Citizens, N.A., as a Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multicurrency revolving credit facility in the maximum amount of USD $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate currencies). We have the right to increase the aggregate amount available to be borrowed under the Credit Agreement to US $50,000,000, subject to certain conditions, including consent of the lenders.

We entered into two amendments to the Credit Agreement during 2010. The first amendment, entered into on June 30, 2010, allowed for certain one-time severance costs that would otherwise be deducted in calculating Consolidated Net Income to be added back in determining Consolidated EBITDA for the purpose of determining the Debt Service Coverage Ratio covenant for the quarters ending June 30, 2010 and September 30, 2010. The second amendment, entered into on December 29, 2010, extended the maturity date of the revolving credit loans to January 10, 2014, increased the Company’s authorization for stock repurchase to $10,000,000 and amended the definitions of Applicable Margin, Consolidated EBITDA and Interest Payment Date.

The outstanding borrowings under the Credit Agreement totaled CAD $8,800,000 (equivalent to USD $8,798,000) as of December 31, 2010. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of December 31, 2010 was 4.1%. As of December 31, 2010, we also had three outstanding irrevocable letters of credit in the aggregate amount of $1,296,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.

The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends is permitted but is limited only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of loans under the facility. At December 31, 2010, based upon the borrowing base calculation, we had borrowing availability of $13,180,000. At December 31, 2010, we were in compliance with all financial covenants in the Credit Agreement.

The Credit Agreement terminates on January 10, 2014, at which point all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our United States domestic subsidiaries and certain Canadian subsidiaries and is secured by all domestic assets, including our intellectual property and a pledge of 100% of the stock of Boomerang Tracking Inc. and 65% of the capital stock of LoJack Ireland.

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

On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock under a trading plan intended to comply with Rule 10b5-1 under the Exchange Act, and additionally renewed the remaining management discretion authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. We did not repurchase any shares under the stock repurchase plan in the fourth quarter of 2010 and given the current capital market environment, we do not expect to repurchase any stock under the repurchase program in 2011. At December 31, 2010 there were 1,681,778 shares available for repurchase under the 2006 Repurchase Plan.

In 2010, the U.S. economy began to emerge from a global economic downturn that resulted in a substantial decline in the global automotive industry, with sales of aftermarket products like LoJack Units being particularly adversely affected. The decline in automotive industry sales volume, combined with tight credit markets, and other economic factors and trends described above constrained our earnings and affected our liquidity. As a result, we embarked upon a critical evaluation of our business during 2010 and developed a strategy designed to stabilize the business financially so that we could then develop a strategy for controlled growth. As we move into 2011, we plan to continue to improve our infrastructure and production processes and explore opportunities to expand our core businesses in the United States and internationally.

We expect our initiative to own and operate the Italian stolen vehicle recovery network, expand the LoJack SafetyNet business in the United States, fund Boomerang and SCI’s operating cash deficits, combined with our longer term international investment requirements and domestic growth, to be funded using existing cash, cash flows from operations and, if needed, our credit agreement.

We expect capital expenditures for 2011 to be between $4,000,000 and $6,000,000 which we expect to fund out of our existing working capital, which was $48,874,000 as of December 31, 2010 and included $51,789,000 of cash and cash equivalents. Non-discretionary capital expenditures budgeted for 2011 include: $500,000 to $1,000,000 for enhancement of our core tracking and recovery technology; and $500,000 to $1,000,000 for enhancements to our internal systems and technology infrastructure. Discretionary expenditures for 2011, which could be delayed to a future period, include $1,000,000 to $2,000,000 for additional hardware infrastructure and system upgrades. However, we currently have no plans to delay these projects or reduce these spending levels. For the year ended December 31, 2010, we had capital expenditures of $3,251,000.

If we decide to pursue significant opportunities in domestic and international markets, we may be required to find sources of capital in addition to existing working capital. We believe the sources currently available to us will be adequate for the next 12 months and on a long-term basis. We plan to fund our existing operations, including capital expenditures, using existing cash and cash equivalents, cash flows from operations and, if needed, the existing Credit Agreement discussed above.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Year Ended December 31,
	2010	2009	2008

Cash provided by (used for):
Operating activities	$22,263	$(6,494)	$7,437
Investing activities	(1,791)	(2,016)	3,535
Financing activities	(5,564)	(13,114)	(10,164)
Effect of exchange rate changes on cash	391	226	524

Increase (Decrease) in cash and cash equivalents	$15,299	$(21,398)	$1,332

Operating activities provided $22,263,000 of cash during the year ended December 31, 2010, as compared to using $6,494,000 of cash during the same period in 2009. This $28,757,000 change was due to an increase of $17,299,000 in net income after non-cash reconciling items and an $11,458,000 increase in cash flows from working capital, including $8,455,000 of net tax refunds received during 2010.

Investing activities used cash of $1,791,000 during the year ended December 31, 2010, as compared to using $2,016,000 of cash during the same period in 2009. This $225,000 decrease was primarily due to a decrease in the net proceeds from our marketable securities activity of $2,835,000 and a change in restricted cash activity of $1,031,000, from $428,000 in cash provided during 2010, as compared to $603,000 in cash used during 2009; offset by a decrease in capital expenditures of $2,027,000.

Cash used for financing activities decreased by $7,550,000 during the year ended December 31, 2010, as compared to the same period in 2009. The decrease in cash used for financing activities was due primarily to an $8,690,000 decrease in net cash provided by borrowing activities.

We do not enter into financial instrument transactions for trading or speculative purposes. We do not intend to establish any special purpose entities for financing purposes.

We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.

To date, inflation has not had a material impact on our financial results.

CONTRACTUAL OBLIGATIONS

We have fixed contractual obligations under various operating lease agreements relating to our office locations, computer and office equipment, vehicles and tower infrastructure locations. Other contractual obligations include long-term debt and non-cancelable inventory purchase commitments. Contractual obligations and commercial commitments existing at December 31, 2010 were as follows (in thousands):

	Payments Due by Period
		Less Than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Short term debt obligations	$146	$146	$—	$—	$—
Long term debt obligations(1)	8,798	—	8,798	—	—
Interest on long term debt obligations(2)	1,474	366	732	376	—
Operating lease obligations	17,474	4,744	4,816	2,941	4,973
Purchase obligations	422	422	—	—	—
Uncertain tax positions(3)	—	—	—	—	—

Total	$28,314	$5,678	$14,346	$3,317	$4,973

(1)	This debt is denominated in Canadian dollars and the maturities have been presented at the exchange rate for U.S. dollars prevailing at December 31, 2010.

(2)	Borrowings under the term loan bear interest at a variable rate, adjustable quarterly, at our option, at either the Canadian base rate or a Euro-currency denominated rate, or Canadian LIBOR. Interest has been calculated assuming the interest rate prevailing as of December 31, 2010, which was 4.10%.

(3)	As of December 31, 2010 we had $3,480,000 of non-current liabilities for uncertain tax positions. We are not able to provide a reasonable estimate of the timing of future payments relating to these obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

WARNING REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 and other federal securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information we provide or statements made by our employees may contain “forward-looking” information, which involves risk and uncertainty. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our markets and customers, our objectives and plans for future operations and products, our expected capital expenditures and our expected liquidity and capital resources). Forward looking statements can often be identified by words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “would”, “could”, “potential”, “continue”, “ongoing”, or similar expressions and variations or negatives of these words. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Risk factors that may cause such differences are described in Item 1A — Risk Factors.

ITEM 7A —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have limited exposure to market risk due to the nature of the financial instruments carried on our consolidated balance sheet. Our financial instruments as of December 31, 2010 consisted of cash and cash equivalents, restricted cash, marketable securities, other assets, accounts receivable, accounts payable, accrued liabilities, long-term debt and credit facilities. Our financial position is subject to market risk, including, but not limited to, changes in the value of financial instruments including those resulting from changes in interest rates, foreign currency exchange rates and market valuation. As of December 31, 2010, the fair value of these financial instruments approximated their carrying values.

We are exposed to changes in interest rates primarily through amounts outstanding under our Credit Agreement. As of December 31, 2010, we analyzed the effect of interest rates on our variable-rate Credit Agreement, for which there was CAD$8,800,000 (equivalent to USD $8,798,000) of borrowing as of December 31, 2010. Based on the outstanding borrowings under the agreement at December 31, 2010, a 1% increase in the interest rate would result in an additional $88,000 of annual interest expense.

We are subject to foreign currency risk through our international operations. As of December 31, 2010, we carry cash denominated in foreign currencies, primarily in Euro, Canadian Dollar, and Brazilian Real. These assets accounted for approximately 17% of the total cash and cash equivalents at December 31, 2010. We translate accounts for subsidiaries whose functional currency is not the U.S. dollar using exchange rates in effect at period-end for assets and liabilities and exchange rates averaged over the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the consolidated statement of operations. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of our International segment revenue is denominated in U.S. dollars. This situation may change in the future if revenue earned and expenses incurred denominated in foreign currencies increases.

We manage future foreign exchange risk exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge is cost effective. As of December 31, 2010, we had no derivative contracts outstanding. We do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off balance sheet financing transactions. We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.

We are exposed to market valuation risks related to securities we hold that are carried at fair value. Our marketable securities consist of Absolute common stock carried at fair value in the financial statements. Significant changes in the market price of Absolute’s common stock could result in significant changes in other income (expense). Based on the 366,500 shares held as of December 31, 2010, a $1.00 change in the market price of Absolute’s common stock would result in a $367,000 increase/decrease in the fair value of the shares. Our other assets include our investment in our French licensee, in the form of a publicly traded common stock, accounted for as an available-for-sale security and valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. During the year ended December 31, 2010, we recorded $461,000 in unrealized losses in accumulated other comprehensive income. Realized gains and losses on available-for-sale securities are included in other income (expense). No realized gains or losses were recorded for the year ended December 31, 2010.

As of December 31, 2010 we held $51,789,000 of cash and cash equivalents. Of this balance, $8,809,000, or 17%, is denominated in foreign currencies, including the Canadian Dollar, Euro and Brazilian Real. The remaining $42,980,000, or 83%, is denominated in U.S. Dollars. At December 31, 2010, $29,728,000, or 57%, of our total cash and cash equivalents balance was held in money market accounts, with the remaining $22,061,000 held in traditional deposit accounts.

ITEM 8 —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
LoJack Corporation:

We have audited the accompanying consolidated balance sheet of LoJack Corporation and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended. We also have audited LoJack Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”). LoJack Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LoJack Corporation and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, LoJack Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

Boston, Massachusetts
March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
LoJack Corporation
Westwood, Massachusetts

We have audited the accompanying consolidated balance sheet of LoJack Corporation and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, changes in equity and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 16, 2010

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share and per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,789	$36,490
Restricted cash	175	603
Marketable securities at fair value	1,365	1,834
Accounts receivable — Net	26,897	34,216
Inventories	8,506	10,665
Prepaid expenses and other	4,036	3,136
Prepaid and receivable income taxes	657	9,076
Deferred income taxes	308	6,653

Total current assets	93,733	102,673
PROPERTY AND EQUIPMENT — NET	15,114	18,985
DEFERRED INCOME TAXES	101	8,824
INTANGIBLE ASSETS — NET	294	674
GOODWILL	1,717	1,717
OTHER ASSETS — NET	11,352	14,617

TOTAL	$122,311	$147,490

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term debt	$146	$—
Accounts payable	7,097	7,236
Accrued and other liabilities	11,111	9,253
Current portion of deferred revenue	21,824	24,416
Accrued compensation	4,681	3,002

Total current liabilities	44,859	43,907
LONG TERM DEBT	8,798	13,375
DEFERRED REVENUE	28,834	33,467
DEFERRED INCOME TAXES	308	—
OTHER ACCRUED LIABILITIES	3,503	2,314
ACCRUED COMPENSATION	1,633	2,493

Total liabilities	87,935	95,556

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)
EQUITY:
Preferred stock — $.01 par value; authorized, 10,000,000 shares	—	—
Common stock — $.01 par value; authorized, 35,000,000 shares; issued and outstanding, 18,296,959 at December 31, 2010 and 18,359,738 at December 31, 2009	183	183
Additional paid-in capital	19,968	18,072
Accumulated other comprehensive income	6,713	7,531
Retained earnings	7,691	25,997

Total LoJack Corporation equity	34,555	51,783
Noncontrolling interest in subsidiary	(179)	151

Total equity	34,376	51,934

TOTAL	$122,311	$147,490

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share amounts)

Revenue	$146,635	$135,013	$198,679
Cost of goods sold	72,961	64,096	94,517

Gross profit	73,674	70,917	104,162

Costs and expenses:
Product development	6,162	6,994	7,290
Sales and marketing	29,308	31,529	44,880
General and administrative	31,479	36,435	33,592
Legal settlement	—	18,250	—
Depreciation and amortization	7,110	7,857	7,213
Impairment of intangible assets and goodwill	—	14,038	38,090

Total	74,059	115,103	131,065

Operating loss	(385)	(44,186)	(26,903)

Other income (expense):
Interest income	31	1,038	2,084
Interest expense	(665)	(524)	(1,243)
Equity loss in affiliate	—	—	(1,205)
Other, net	(189)	619	(4,619)

Total	(823)	1,133	(4,983)

Loss before provision (benefit) for income taxes and net loss of noncontrolling interest	(1,208)	(43,053)	(31,886)
Provision (benefit) for income taxes	17,428	(7,771)	803

Net loss	(18,636)	(35,282)	(32,689)
Less: Net loss attributable to the noncontrolling interest	(330)	(621)	(159)

Net loss attributable to LoJack Corporation	$(18,306)	$(34,661)	$(32,530)

Loss per share attributable to LoJack Corporation
Basic and Diluted	$(1.06)	$(2.02)	$(1.88)

Weighted average shares:
Basic and Diluted	17,348,433	17,170,492	17,301,390

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	LoJack Corporation Equity
				Accumulated
	Common Stock		Additional	Other			Noncontrolling
	Number of		Paid-in	Comprehensive	Retained		Interest in	Total	Comprehensive
	Shares	Amount	Capital	Income	Earnings	Total	Subsidiary	Equity	Income (Loss)
	(In thousands, except share amounts)

Balance, January 1, 2008	18,316,895	$183	$25,782	$9,179	$93,188	$128,332		$128,332
Noncontrolling interest related to acquisition of SCI							$639	639
Comprehensive loss:
Net loss					(32,530)	(32,530)	(159)	(32,689)	$(32,689)
Foreign currency translation				(1,010)		(1,010)		(1,010)	(1,010)

Total comprehensive loss									(33,699)

Less: Comprehensive loss attributable to noncontrolling interest									(159)

Comprehensive loss attributable to LoJack Corporation									$(33,540)

Exercise of stock options	10,511	—	118			118		118
Issuance of shares under employee stock purchase plan	240,049	2	1,234			1,236		1,236
Repurchase of common stock	(1,318,222)	(13)	(14,265)			(14,278)		(14,278)
Restricted stock grants, net of forfeitures	198,216	2				2		2
Compensation expense associated with stock based compensation			2,322			2,322		2,322
Tax deficiency of employee stock option exercises			(358)			(358)		(358)

Balance, December 31, 2008	17,447,449	$174	$14,833	$8,169	$60,658	$83,834	$480	$84,314
Comprehensive loss:
Net loss					(34,661)	(34,661)	(621)	(35,282)	$(35,282)
Unrealized gain on marketable securities, net of tax				360		360		360	360
Foreign currency translation				(998)		(998)		(998)	(998)

Total comprehensive loss									(35,920)

Less: Comprehensive loss attributable to noncontrolling interest									(621)

Comprehensive loss attributable to LoJack Corporation									$(35,299)

Exercise of stock options	380	—	—			—		—
Issuance of shares under employee stock purchase plan	123,617	1	355			356		356
Repurchase of common stock	(8,816)	—	(35)			(35)		(35)
Restricted stock grants, net of forfeitures	797,108	8	(8)			—		—
Compensation expense associated with stock based compensation			3,086			3,086		3,086
Tax deficiency of employee stock lapses			(159)			(159)		(159)
Equity investment of noncontrolling interest							292	292

Balance, December 31, 2009	18,359,738	$183	$18,072	$7,531	$25,997	$51,783	$151	$51,934
Comprehensive loss:
Net loss					(18,306)	(18,306)	(330)	(18,636)	$(18,636)
Unrealized loss on marketable securities, net of tax				(231)		(231)		(231)	(231)
Foreign currency translation				(587)		(587)		(587)	(587)

Total comprehensive loss									(19,454)

Less: Comprehensive loss attributable to noncontrolling interest									(330)

Comprehensive loss attributable to LoJack Corporation									$(19,124)

Exercise of stock options	1,150	—	—			—		—
Repurchase of common stock	(98,942)	—	(527)			(527)		(527)
Restricted stock grants, net of forfeitures	35,013	—	—			—		—
Compensation expense associated with stock based compensation			3,041			3,041		3,041
Tax deficiency of employee stock lapses			(618)			(618)		(618)

Balance, December 31, 2010	18,296,959	$183	$19,968	$6,713	$7,691	$34,555	$(179)	$34,376

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,636)	$(35,282)	$(32,689)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Non cash revenue from warrants	(485)	(879)	997
Stock-based compensation	3,041	3,086	2,322
Depreciation and amortization	7,581	8,797	8,625
Impairment of intangible assets and goodwill	—	14,038	38,090
Allowance for doubtful accounts	1,618	1,322	964
Deferred income taxes	15,168	(85)	(1,956)
Loss/(Gain) on disposal of property and equipment	(98)	10	(3)
Loss/(Gain) on marketable securities	47	(70)	3,197
Equity loss in affiliate	—	—	1,205
Increase (decrease) in cash from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	5,609	9,657	(4,765)
Inventories	2,208	4,475	(507)
Prepaid expenses and other	(841)	1,622	(1,247)
Prepaid income taxes	7,806	(5,609)	(3,556)
Other assets	672	(763)	(684)
Accounts payable	(115)	496	(1,060)
Accrued and other liabilities	4,696	(1,572)	(2,189)
Deferred revenue, net of deferred costs	(6,008)	(5,737)	693

Net cash (used for) provided by operating activities	22,263	(6,494)	7,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(3,251)	(5,278)	(6,696)
Purchase of marketable securities	(193)	(186)	(2,111)
Proceeds from sale of marketable securities	1,223	4,051	12,908
Purchase of businesses, net of cash acquired	—	—	(618)
Other	2	—	52
Decrease (increase) in restricted cash	428	(603)	—

Net cash (used for) provided by investing activities	(1,791)	(2,016)	3,535

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	—	—	118
Issuance of shares under employee stock purchase plan	—	356	1,236
Repayment of debt and short-term borrowings	(6,322)	(29,157)	(1,591)
Repurchase of common stock	(527)	(35)	(14,278)
Proceeds from debt and short-term borrowings	1,360	15,702	4,351
Investment of noncontrolling interest into SCI	—	292	—
Payment of debt issuance costs	(75)	(272)	—

Net cash used for financing activities	(5,564)	(13,114)	(10,164)

Effect of exchange rate changes on cash and cash equivalents	391	226	524

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,299	(21,398)	1,332
BEGINNING CASH AND CASH EQUIVALENTS	36,490	57,888	56,556

ENDING CASH AND CASH EQUIVALENTS	$51,789	$36,490	$57,888

Supplemental cash flow information:
Income taxes (refunded) paid	$(8,450)	$1,117	$7,106
Interest paid	$665	$524	$1,243

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company — LoJack Corporation and subsidiaries, or “LoJack”, “we”, “our”, or “the Company”, is a global provider of technology products and services for the tracking and recovery or rescue of valuable mobile assets and people at risk of wandering. Our proprietary technology, wireless network and integration with law enforcement agencies provide a means for the tracking and recovery of stolen vehicles, motorcycles, construction equipment, cargo, laptops and people at risk. Our headquarters are located in Westwood, Massachusetts and as of December 31, 2010 we have operations in 28 states and the District of Columbia in the United States and 33 countries and territories.

The LoJack Stolen Vehicle Recovery System — The LoJack System is based on radio frequency, or RF, technology. If a vehicle equipped with a LoJack Unit is stolen, its owner reports the theft to the local police department. If the theft is reported in a jurisdiction where the LoJack System is operational, a unique radio signal is automatically transmitted to the LoJack Unit in the stolen vehicle, activating its tracking signal. The Vehicle Tracking Unit, installed in police patrol cars and aircraft in the coverage areas, is used by law enforcement officers to lead them to the stolen vehicle using RF direction-finding technology to locate the source of the tracking signal emitted from the LoJack Unit in the stolen vehicle.

The Boomerang System — The Boomerang System is based on RF and cellular technology and uses tracking devices internally developed by LoJack and the wireless network of a major Canadian telecommunications company for locating and tracking stolen assets. If a vehicle equipped with a Boomerang Unit is stolen, the vehicle owner reports the theft to the local police department and the Boomerang Security Center. The Boomerang Security Center then obtains the approximate location of the Boomerang Unit via a secure connection with the cellular carrier and then transmits a unique code causing the Boomerang Unit to transmit a tracking signal. A tracking vehicle, equipped with a Boomerang Vehicle Tracking Unit, is then dispatched to the approximate location of the Boomerang Unit and local police are notified when the vehicle has been located. In the provinces of Ontario and British Columbia, we use third parties to perform tracking.

Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of LoJack, our wholly-owned subsidiaries and our majority interest in SC-Integrity Inc., or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates — Preparing financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Deferred Revenue — We recognize revenue principally on four types of transactions — sales of products, subscriber fees for service contracts, extended warranty sales, licensing and royalty fees. In accordance with the guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin, SAB No. 104, Revenue Recognition, or SAB No. 104, revenue is recognized when all of the following are met: (a) persuasive evidence of an arrangement exists, (b) title and risk of loss have passed, (c) delivery has occurred or the services have been rendered, (d) the sales price is fixed or determinable and (e) collection is reasonably assured.

We generally recognize revenue on product sales with no continuing obligations upon installation. Revenue relating to sales made to our third party installation partners, who purchase our products and perform installations

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

themselves, is recognized upon shipment, which is prior to the installation of the related products in the consumer’s vehicle. Revenue from the sales of products and components of the LoJack System to international licensees is recognized upon shipment to the licensee or when payment becomes reasonably assured, whichever is later.

Revenue relating to the sale of the LoJack Early Warning® Recovery System product, or LoJack Early Warning, is recognized over a period of the estimated life of new vehicle ownership, which we estimate to be a service period of approximately five years.

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

We recognize license fees to our international licensees in revenue over the term of the license (typically ten years) and we recognize royalty revenue when earned or when payment is reasonably assured, whichever is later. (Also see Note 5 for a discussion of the license income related to Absolute Software.)

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

Stock-Based Compensation — Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.

Advertising Expenses — Advertising costs, which include the placement of advertisements, third party media consulting firm fees, trade shows and promotional literature, are expensed as incurred and are classified under sales and marketing expense. Advertising expenses for the years ended December 31, 2010, 2009 and 2008 were $2,130,000, $4,481,000 and $11,187,000, respectively.

Warranty Costs — We provide for the estimated costs associated with fulfilling our warranty related obligations based primarily on our historical experience of the cost of fulfilling our warranty obligations. The estimated provision for accrued warranty costs is included in the consolidated balance sheet within accrued and other liabilities. Warranty coverage is provided on both our LoJack Units and Boomerang Units. We warrant to consumers that LoJack Units and Boomerang Units will be free from defects in material or workmanship for a period of two years from the date of installation. We also warrant to purchasers of the LoJack Unit that if a LoJack Unit equipped vehicle is stolen in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time that the theft is reported to the police, we will pay the consumer an amount equal to the full purchase price of the LoJack Unit up to a maximum of $695 (up to $995 if the consumer has purchased LoJack Early Warning). We warrant to purchasers of the Boomerang Units that if the Boomerang equipped vehicle is stolen and

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not recovered within 60 days of the reported theft, we will pay the consumer an amount equal to the full purchase price of the unit and the service fees, up to a maximum of CAD$1,000 for the Boomerang Unit and CAD$2,000 for the Boomerang Unit with automatic theft notification. For the BoomerangXpress Units, we will offer the consumer a new unit, including installation, free of charge.

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

We warrant to consumers that the SafetyNet PLU transmitter will be free from defects in material, workmanship or design for a period of one year from the date of purchase. If the product proves to be defective in material, workmanship or design within that period, we will replace the transmitter. Under the SafetyNet warranty, our maximum liability may not exceed $500.

A rollforward of the activity of the warranty reserve is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Balance at beginning of year	$994	$769	$718
Additions charged to cost and expense	2,432	1,107	760
Warranty claims	(1,607)	(882)	(709)

Balance at end of year	$1,819	$994	$769

Our business in Canada has experienced increased recall rates related to the Boomerang products since the conversion from an analog to digital infrastructure and as a result, we incurred additional warranty expense during the year ended December 31, 2010.

Commitments and Contingent Liabilities — We are subject to various claims and contingencies related to lawsuits as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments, including any legal costs associated with a loss contingency, when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise estimates. Given the nature of most litigation, the company is typically unable to estimate probable legal costs associated with pending litigation matters and therefore, such costs are most often expensed as incurred. (Also see Note 10.)

Cash and Cash Equivalents — We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. We periodically maintain bank balances which exceed the federally insured limit. We routinely assess the financial strength of our depository banks and believe we had no significant exposure to credit risks as of December 31, 2010.

Marketable Securities — All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. We determine the classification at the time of purchase.

Our investment in our French licensee, in the form of a publicly traded common stock, is accounted for as an available-for-sale security and is valued at the quoted closing price on its market exchange as of the reporting date. Included in other income (expense) for the years ended December 31, 2009 and 2008 are other-than-temporary impairment charges of $308,000 and $1,958,000, respectively. These impairment charges were recorded because the fair value of our investment in the licensee fell below our recorded cost for an extended period of time. No realized gains or losses were recorded for the year ended December 31, 2010. Our investment in our French licensee is reported as a long-term asset on our consolidated balance sheet. Unrealized gains or losses on available-for-sale

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. We follow the specific identification method in determining the cost basis in computing realized gains and losses on the sale of available-for-sale securities. Realized gains and losses on available-for-sale securities are included in other income (expense).

The investments of the deferred compensation plan are included in other assets at fair value. See Note 11 for further discussion.

At both December 31, 2010 and 2009 we held 366,500 shares of Absolute common stock. We acquired these shares upon the exercise of the Absolute warrants in July 2010 and September 2009. The fair market value of these shares at December 31, 2010 and 2009 was $1,365,000 and $1,834,000, respectively, and is accounted for as a trading security classified within marketable securities in the consolidated balance sheet.

Accounts Receivable — We maintain an allowance for doubtful accounts based on an assessment of collectability of all outstanding receivables. We make this assessment by evaluating the creditworthiness of our customers, historical trends and economic circumstances. A rollforward of the activity of the allowance for doubtful accounts is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Balance at beginning of year	$2,384	$1,950	$1,388
Additions charged to cost and expense	1,618	1,322	964
Accounts written off, net of recoveries	(468)	(888)	(402)

Balance at end of year	$3,534	$2,384	$1,950

Customer Concentration — Accounts receivable in the United States are due principally from automobile dealers that are geographically dispersed. Accounts receivable in Canada consist of payments due from our dealer channel and corporate accounts. International accounts receivable are principally due from international licensees. As of December 31, 2010, two international licensees accounted for 20% and 14% of accounts receivable. As of December 31, 2009, two international licensees accounted for 27% and 22% of accounts receivable. For the year ended December 31, 2010, one international licensee accounted for 10% of revenue. For the years ended December 31, 2009 and 2008, one international licensee accounted for 11% of revenue. When possible, payment for our products from international licensees is supported by the purchase of private trade-credit insurance paid for by the licensee.

Inventories  — Inventories are stated at the lower of cost or market value using the first-in, first-out method.

Property and Equipment — Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as detailed below:

Useful Life (years)

System components and vehicle tracking units	7
Office equipment, computer equipment and software	3-5
Software developed for internal use	3-5
Furniture and fixtures	5
Leasehold improvements	shorter of 5 years or lease term
Vehicles	3

Upon retirement or other disposition, the cost and the related accumulated depreciation of the assets are eliminated from the consolidated balance sheet and the related gains or losses are reflected in the consolidated statement of operations. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements that extend the life of the property and equipment are capitalized.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal Software Development Costs — We capitalize internal software development costs associated with software developed for internal use. In accordance with ASC 350-40, Internal-Use Software, expenses related to the design of software, coding and installation of hardware, and certain costs incurred to allow access to or conversion of old data by new systems are capitalized. Costs related to training and data conversion activities are expensed as incurred. Capitalized internal software development costs are amortized over the period of economic benefit, generally between three and five years. For the years ended December 31, 2010 and 2009, capitalized software included in property and equipment totaled $3,853,000 and $4,077,000, net of accumulated amortization of $10,089,000 and $9,230,000, respectively. For the years ended December 31, 2010, 2009 and 2008, we capitalized internal software development costs of $518,000, $2,277,000 and $2,911,000, respectively. For the years ended December 31, 2010, 2009, and 2008, $778,000, $2,206,000 and $2,707,000, respectively, of amortization expense was recorded for these capitalized internal software costs. Additions to internal software development costs are included in investments for property and equipment in the consolidated statements of cash flows.

Cost-Basis Investments — We have made investments in some of our international licensees. These investments to date have resulted in ownership of less than 20% of any one licensee. Unless the shares are marketable securities, these investments are accounted for using the cost method of accounting. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings, additional investments made and other ownership changes. We have not recorded any gains or losses on these investments in the years ended December 31, 2010, 2009 and 2008. (Also see Note 5.)

Equity Investments— We have a 64% interest in SCI, a Texas based company which provides comprehensive solutions for cargo theft monitoring prevention, investigation, tracking and recovery. Prior to August 2008, we had accounted for our interest in SCI utilizing the equity method of accounting. During the third quarter of 2008 we increased our equity investment in SCI from 40% to 60% and as a result began consolidating the results of their operations in our consolidated financial statements as well as accounting for the corresponding impact of SCI’s noncontrolling interest in a separate component of our consolidated balance sheet and statement of operations. In October 2009, we along with the noncontrolling interest in SCI, invested an additional $800,000 into SCI in exchange for 1,188,707 shares of SCI common stock. Our portion of this investment was $508,000. Our ownership percentage did not change as a result of this transaction. In August 2010, we along with the noncontrolling interest in SCI, invested an additional $400,000 in the form of convertible debt. Our portion of this investment was $254,000. (Also see Note 4.)

Goodwill and Other Intangible Assets — Goodwill is not amortized but instead is assessed for impairment at least annually and as triggering events occur. We have adopted an annual measurement date of November 30 for SCI and LoJack SafetyNet. On each annual measurement date the carrying value of the reporting unit is compared to its estimated fair value, and an impairment charge is measured based upon the excess of the carrying value of goodwill over the implied fair value if impairment is indicated. This analysis is performed at a reporting unit level. There was no goodwill impairment recognized for the year ended December 31, 2010. For the years ended December 31, 2009 and 2008, we recognized impairment charges relating to goodwill of $13,627,000 and $36,830,000, respectively, related to our Boomerang reporting unit. (Also see Note 4.)

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

In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. There was no impairment charge recognized relating to other intangible assets for the year ended December 31, 2010. For

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the years ended December 31, 2009 and 2008, we recognized impairment charges relating to other intangible assets of $411,000 and $1,260,000, respectively, at our Boomerang reporting unit. (Also see Note 4.)

Impairment of Other Long-lived Assets — Other long-lived assets including property and equipment and internal software development costs are also periodically assessed for impairments. No such impairments were recorded in the periods presented.

Income Taxes — We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and tax basis of existing assets and liabilities, using enacted tax rates anticipated to be in effect in the year(s) in which the differences are expected to reverse. Valuation allowances are provided against deferred tax assets that are not deemed to be recoverable.

Our annual tax rate is based on our income (loss), statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. In accordance with ASC subtopic 740, Income Taxes, or ASC 740, tax benefits are based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. (Also see Note 9.)

Product Development — Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. A portion of our product development effort has been outsourced to unrelated third parties.

Loss Per Share — Basic loss per common share is computed using the weighted average number of common shares and common share equivalents outstanding during each year. Diluted loss per common share is computed using the weighted average number of common shares outstanding during the year, including the effect of our outstanding stock options and restricted stock (using the treasury stock method), except where such stock options or restricted stock would be antidilutive. A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

	Year Ended December 31,
	2010	2009	2008

Weighted average shares for basic	17,348,433	17,170,492	17,301,390
Dilutive effect of stock options and restricted stock	—	—	—

Weighted average shares for diluted	17,348,433	17,170,492	17,301,390

Because of the net losses reported for the years ended December 31, 2010, 2009 and 2008, respectively, all shares of stock issuable pursuant to stock options and unvested stock have not been considered for dilution as their effect would be antidilutive. For the year ended December 31, 2010, 2,261,565 options and 784,063 shares of restricted stock were excluded from the computation of diluted net loss per share. For the year ended December 31, 2009, 2,265,080 options and 799,524 shares of restricted stock were excluded from the computation of diluted net loss per share. For the year ended December 31, 2008, 1,764,557 options and 402,713 shares of restricted stock were excluded from the computation of diluted net loss per share.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income — Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation. Accumulated other comprehensive income and its components were as follows (in thousands):

	December 31,
	2010	2009

Currency translation adjustments	$6,584	$7,171
Unrealized gain on available for sale investments, net of tax	129	360

Accumulated other comprehensive income	$6,713	$7,531

Foreign Currency — The functional currency for each of our subsidiaries is the currency of the primary economic environment in which the subsidiary operates, generally defined as the currency in which the entity generates and expends cash. For all entities, with the exception of LoJack Ireland the functional currency is the local currency. LoJack Ireland’s functional currency is the U.S. dollar. All assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rates for the year. Translation gains or losses are recorded in equity as an element of accumulated other comprehensive income. We also incur transactional gains and losses resulting from transactions denominated in foreign currencies and the translation of intercompany balances which are not permanently invested. Such items are recorded as other income (expense) in the consolidated statement of operations. For the years ended December 31, 2010, 2009 and 2008 we recorded foreign currency (losses) gains of ($363,000), $280,000 and ($1,126,000), respectively.

Derivative Instruments and Hedging — We account for derivative instruments at fair value. We will occasionally use derivative financial instruments to manage exposures to foreign currency or interest rate risks. Our primary objective for holding derivatives is to minimize interest rate and foreign currency risk using the most effective methods to eliminate or reduce the impact of these risks. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in earnings when the hedged item affects earnings; ineffective portions of changes in fair value are recognized in earnings.

During the first quarter of 2009, we entered into two forward contracts to purchase Euros as part of our strategy to hedge certain foreign currency commitments at our Irish subsidiary, which were denominated in Euros. These contracts expired on June 8, 2009 and we recognized a currency transaction gain of $49,000 which is included in other income on our consolidated statement of operations for the year ended December 31, 2009. As of December 31, 2010 and 2009 we had no derivative contracts outstanding.

Recently Adopted Accounting Guidance

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167, as codified in ASC 810. ASC 810 amends FIN 46(R), Consolidation of Variable Interest Entities (revised December 2003) — an interpretation previously known as ARB No. 51, by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach. ASC 810 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur, ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and additional disclosures about an enterprise’s involvement in variable interest entities. Our adoption of ASC 810 as of January 1, 2010 did not have an impact on our consolidated results of operations, financial position, or cash flows.

In January 2010, the FASB revised accounting standards related to fair value measurements to expand disclosure requirements to include significant transfers of assets and liabilities in and out of Level 1 and Level 2 fair value measurements and the reasons for those transfers, as well as a gross presentation of purchases, sales, issuances

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and settlements within the rollforward of changes in Level 3 assets and liabilities. The revised standards also provide clarification to existing fair value disclosure requirements related to the level of disaggregation and disclosure about inputs and valuation techniques. The majority of the requirements of these revised accounting standards was effective and adopted by us in the first quarter of 2010 and had no impact on the consolidated balance sheet, statement of operations, or statement of cash flows. Certain requirements related to the gross presentation of activity in the rollfoward of changes in Level 3 assets and liabilities will become effective for fiscal years beginning after December 15, 2010 and for interim reporting periods within those fiscal years.

Accounting Guidance Issued But Not Yet Adopted

In September 2009, the FASB issued ASU No. 2009-13, as codified in ASC 605, Revenue Recognition, or ASC 605. ASC 605 provides greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement. In addition, ASC 605 requires the use of estimated selling price to allocate arrangement considerations, therefore eliminating the use of the residual method of accounting. ASC 605 will be effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Earlier application is permitted. We have evaluated the impact of ASC 605 and determined that the 2011 adoption will not have a material impact on our consolidated results of operations, financial position or statement of cash flows.

2.	INVENTORIES

Inventories are classified as follows (in thousands):

	December 31,
	2010	2009

Raw materials	$333	$633
Work in progress	314	894
Finished goods	7,859	9,138

Total inventories	$8,506	$10,665

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2010	2009

System components, including vehicle tracking units	$22,515	$21,900
Equipment, software, furniture and fixtures and leasehold improvements	36,529	34,372
Vehicles	313	343

Total	59,357	56,615
Less: accumulated depreciation and amortization	(46,206)	(40,140)

Total	13,151	16,475
System components and fixed assets not yet in service	1,963	2,510

Property and equipment — net	$15,114	$18,985

Depreciation expense relating to property and equipment totaled $7,194,000, $8,343,000 and $7,853,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

System components and fixed assets not yet in service consist primarily of certain infrastructure, tooling, and other equipment that has not been placed into service.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Upon the acquisitions of Boomerang, SCI and Locator Systems (now known as LoJack SafetyNet), we recorded goodwill and acquired certain intangible assets with finite lives. The intangible assets acquired include customer relationships and trade names and trademarks.

We have adopted an annual measurement date of November 30 for SCI and LoJack SafetyNet. These tests for impairment are performed on an interim basis if there are triggering events identified. Triggering events are events or changes in circumstance that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include: (a) a significant adverse change in legal factors or in the business climate; (b) an adverse action or assessment by a regulator; (c) unanticipated competition; (d) a loss of key personnel; (e) a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; (f) the testing for recoverability of a significant asset group within a reporting unit; or (g) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

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

We corroborate the results of the DCF model by using the guideline company method and the comparable transaction method, both of which are market-based approaches. In the event that the estimated fair value of the reporting unit is less than its carrying amount, we would then proceed to the second step to determine if an impairment charge is necessary. The second step in the goodwill impairment testing involves comparing the implied fair value of goodwill with its carrying value. The implied fair value of goodwill is equivalent to the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities, as if the reporting unit had been acquired in a business combination. Should the carrying value of the reporting unit’s goodwill exceed the implied fair value, an impairment loss would be recognized in the amount of the excess.

Boomerang

The impairment expense taken in June 2009 eliminated the goodwill balance for the Boomerang reporting unit; therefore no impairment analysis was performed during the year ended December 31, 2010.

In 2009, based upon a review of external economic factors and internal business performance we identified a triggering event in the Boomerang reporting Unit. As such, Boomerang’s goodwill was tested for impairment. Utilizing a DCF model we determined the fair value of the Boomerang reporting unit to be less than its carrying value. We then allocated the fair value to the reporting unit’s assets and liabilities and determined that there was no implied fair value of reporting unit’s goodwill. As a result of this impairment analysis, we recognized a goodwill impairment charge of $13,627,000 at June 30, 2009, thus eliminating the goodwill balance attributable to the

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Boomerang reporting unit. The impairment is included in Impairment of goodwill and intangible assets on the consolidated statement of operations for the year ended December 31, 2009.

As of June 30, 2009, we also tested the other intangible assets of our Boomerang reporting unit for recoverability and determined that the monitoring contractual relationships and trade name and trademark intangible assets were not fully recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values. We then determined the fair value of these intangible assets using a DCF model. As a result of this impairment analysis, we recognized an impairment charge of $411,000 at June 30, 2009. The impairment is included in Impairment of goodwill and intangible assets on the consolidated statement of operations for the year ended December 31, 2009.

In 2008, based upon a review of external economic factors and internal business performance we identified a triggering event and accordingly, we tested the long-lived assets of our Boomerang reporting unit for recoverability and determined that the contractual relationships, completed technology and tradename and trademark intangible assets were not fully recoverable since the expected future undiscounted cash flows attributable to each asset were below their respective carrying values. We then determined the fair value of these intangible assets using a DCF model. As a result of this impairment analysis, we recognized an impairment charge of $1,260,000. The impairment charge by each intangible asset class was as follows: (a) $1,193,000 for contractual relationships; (b) $16,000 for completed technology; and (c) $51,000 for tradename and trademark assets. The impairment is included in Impairment of intangible assets and goodwill on the consolidated statement of operations for the year ended December 31, 2008.

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

LoJack SafetyNet

We perform the annual assessment of the goodwill for LoJack SafetyNet at its annual testing date of November 30. At November 30, 2010, we estimated that the fair value of the LoJack SafetyNet reporting unit to be in excess of its carrying value of $1,303,000 by a significant margin. As a result of the foregoing, we determined that the second step of the goodwill impairment process was not required.

SCI

We performed the annual assessment of the goodwill for SCI at its annual testing date of November 30th. At November 30, 2010, we estimated that the fair value of the SCI reporting unit to be in excess of its carrying value of $1,291,000 by a significant margin. As a result of the foregoing, we determined that the second step of the goodwill impairment process was not required.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in goodwill (in thousands):

	North
	America	All
	Segment	Other	Consolidated

Balance at January 1, 2008(1)	$54,979	$—	$54,979
Acquisition of Locator Systems	—	472	472
Acquisition of SCI	—	1,245	1,245
Impairment loss on Boomerang	(36,830)	—	(36,830)
Foreign exchange impact	(5,267)	—	(5,267)

Balance at December 31, 2008	12,882	1,717	14,599
Impairment loss on Boomerang	(13,627)	—	(13,627)
Foreign exchange impact	745	—	745

Balance at December 31, 2009	—	1,717	1,717
Foreign exchange impact	—	—	—

Balance at December 31, 2010	$—	$1,717	$1,717

(1)	The goodwill balance at January 1, 2008 relates entirely to goodwill recorded in connection with our acquisition of Boomerang on October 29, 2004. The gross value of goodwill recorded upon the acquisition was $44,002,000. The increase in goodwill from the acquisition date to January 1, 2008 is attributable to currency translation adjustments.

The following table summarizes the changes in intangible assets (in thousands):

	North
	America	International	All
	Segment	Segment	Other	Consolidated

Balance at January 1, 2008	$3,122	$—	$—	$3,122
Acquisition of Locator Systems	—	—	433	433
Acquisition of SCI	—	—	260	260
Amortization	(640)	—	(132)	(772)
Impairment loss on Boomerang	(1,260)	—	—	(1,260)
Foreign exchange impact	(309)	—	—	(309)

Balance at December 31, 2008	$913	$—	$561	$1,474
Amortization	(223)	—	(231)	(454)
Impairment loss on Boomerang	(411)	—	—	(411)
Foreign exchange impact	65	—	—	65

Balance at December 31, 2009	$344	$—	$330	$674
Amortization	(156)	—	(231)	(387)
Transfer of Uruguay intangible	(120)	120	—	—
Foreign exchange impact	7	—	—	7

Balance at December 31, 2010	$75	$120	$99	$294

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our intangible assets are detailed as follows (in thousands):

	December 31, 2010			December 31, 2009
			Weighted			Weighted
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period

Contractual relationships(1)(2)	$918	$763	2.8 years	$907	$417	2.8 years
Trade name and trademark(1)	75	56	2.0 years	72	18	2.0 years
Patents and other intangibles(1)	150	30	15.0 years	150	20	15.0 years

Total	$1,143	$849	4.3 years	$1,129	$455	4.3 years

(1)	Intangible asset balances as of December 31, 2009 reflect the impairment charges recorded as of June 30, 2009 of $411,000 and accumulated amortization reflects amortization expense since the date of impairment.

(2)	Included in the carrying value of contractual relationships at December 31, 2009 are the values acquired in the 2004 acquisition of Boomerang and values acquired with our acquisitions of Locator Systems and SCI in 2008.

Estimated amortization expense for the next five years and thereafter for our intangible assets as of December 31, 2010 is as follows (in thousands):

2011	$184
2012	10
2013	10
2014	10
2015	10
Thereafter	70

5.	OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2010	2009

Deferred costs related to deferred revenue arrangements	$7,514	$9,051
Investment in international licensees	2,351	2,813
Absolute warrants	—	336
Deferred compensation plan assets	1,251	1,924
Security deposits and other	236	493

Total other assets	$11,352	$14,617

Deferred Costs Related to Deferred Revenue Arrangements

As discussed in our revenue recognition policy in Note 1, revenue relating to the sales of LoJack Early Warning and certain warranty products are deferred and recognized over five years. The direct and incremental costs of these revenues, comprised of the cost of the Early Warning device and paid up insurance premiums for which the Company is the primary obligor, are also deferred and recognized over this period. The deferred cost is presented as a long-term asset.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in International Licensees

As of December 31, 2010, investments in international licensees of $2,351,000 included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, a 5.5% interest in our French licensee, totaling $314,000 and a 17.5% equity interest in our Benelux licensee, totaling $496,000.

The investment in our Mexican licensee, over which we do not exercise significant influence, is accounted for using the cost method of accounting and is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. Management periodically reviews the carrying value of this investment, based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no impairments to the fair value of this investment for all years presented. During 2010, 2009 and 2008, our Mexican licensee declared and paid dividends of $110,000, $229,000 and $183,000, respectively, which we recorded in other income.

The investment in our Benelux licensee, over which we do not exercise significant influence, is accounted for using the cost method of accounting and is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. In 2009, we obtained this investment in exchange for the licensing rights related to the Benelux region. We valued the investment based on the fair value of the licensing rights. The revenue related to the license is reflected in deferred revenue on the balance sheet at December 31, 2010 and will begin to be recognized as license revenue once the licensee has completed the build-out of the RF network. Management periodically reviews the carrying value of this investment, based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate.

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

Our investment in our French licensee, in the form of a marketable equity security, is accounted for as an available-for-sale security and is valued at the quoted closing price of its market exchange as of the reporting date. If the quoted price of the investment in our French licensee were to drop below our recorded cost for an extended period of time we would evaluate the investment for impairment. No realized gains or losses were recorded for the year ended December 31, 2010. For the years ended December 31, 2009 and 2008, we recorded other-than-temporary impairment charges of $308,000 and $1,958,000, respectively, for our investment in our French licensee.

We also hold less than a 10% equity interest in our licensees in Argentina and Hong Kong, for which we have no carrying value.

Below are the revenue associated with, and the receivables outstanding from, our international licensees in which we maintain some ownership (in thousands):

Revenue for the year ended:
December 31, 2010	$18,496
December 31, 2009	$19,775
December 31, 2008	$27,672
Accounts receivable outstanding at:
December 31, 2010	$8,130
December 31, 2009	$9,794

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Absolute Warrants

In June 2005, we entered into a ten year trademark license agreement with Absolute Software, Inc., or Absolute, a Vancouver, British Columbia, Canada based computer theft recovery company to brand its consumer offering LoJack for Laptops®. In addition to an annual per unit royalty, we were granted 1,000,000 (on a post split basis) warrants to purchase Absolute’s common stock with vesting on a pro rata basis over a five year period commencing on July 1, 2006. We concluded that a measurement date is not achieved until the warrants become vested and exercisable. Prior to reaching a measurement date, the fair value of unvested warrants is calculated utilizing a Black-Scholes option pricing model and the earned and unearned revenue is adjusted to fair value. Once a measurement date has been reached, the fair value of vested warrants is measured and the revenue related to the vested warrants becomes fixed with revenue recognized over the remaining term of the licensing agreement. Subsequent to reaching a measurement date, the vested warrants are accounted for as a derivative, which requires the warrants to be recorded at fair value at each reporting date with any changes in fair value being recorded in the consolidated statement of operations. We classify the gains (losses) on investments in other income (expense). During the years ended December 31, 2010, 2009 and 2008, we recognized $507,000, $879,000 and ($997,000) in revenue (contra revenue) and $47,000, $377,000 and ($1,290,000) in other income (expense), respectively, related to the Absolute warrants, and the common shares received upon exercise of the warrants that vested in May 2010, June 2009 and June 2008.

At December 31, 2010, there are no unvested Absolute warrants outstanding, as the five year vesting period was completed in May 2010. Short and long-term deferred revenue, reflecting the value of the vested warrants at the vesting dates, totaling $547,000 and $1,915,000, respectively, will be recognized ratably over the remaining life of the license agreement. At December 31, 2010, we held 366,500 shares of Absolute common stock acquired through the exercise of the Absolute warrants in June 2010 and September 2009, for warrants that vested in 2010 and 2009, respectively. The fair market value of these shares at December 31, 2010 is $1,365,000 and is accounted for as marketable securities that we have designated as trading securities in the balance sheet as of December 31, 2010.

Deferred Compensation Plan

The investments of the deferred compensation plan are included in other assets at fair value. See Note 11 for further discussion.

6.	FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities recorded on the accompanying consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives and most United States Government and agency securities).

Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:

•	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps); and

•	Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (examples include certain securities and derivatives).

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

We do not have any Level 3 or Level 2 financial assets or liabilities as of December 31, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets that are accounted for at fair value on a recurring basis at December 31, 2010 and 2009, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Nonqualified deferred compensation plan investments	$1,251	$1,251	$—	$—
Marketable securities	1,365	1,365	—	—
Equity investment in French licensee	314	314	—	—

Total	$2,930	$2,930	$—	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Nonqualified deferred compensation plan investments	$1,924	$1,924	$—	$—
Marketable securities	1,834	1,834	—	—
Absolute Software warrants	336	—	336	—
Equity investment in French licensee	776	776	—	—

Total	$4,870	$4,534	$336	$—

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

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other-than-temporary, and long-lived assets or goodwill that are written down to fair value when they are held for sale or determined to be impaired.

We use Level 3 inputs to measure the fair value of goodwill and intangible assets on their annual measurement dates or if a triggering event occurs on an interim basis. We recorded an impairment to the goodwill and intangible assets of our Boomerang reporting unit during the year ended December 31, 2009 which is discussed in Note 4. No impairment was recognized for the year ended December 31, 2010.

As of December 31, 2010, investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $2,351,000, a 17.5% equity interest in our Benelux licensee, totaling $496,000 and a 5.5% equity interest in our French licensee, totaling $314,000. In addition, we hold less than a 10% equity interest in our licensees in Argentina and Hong Kong, for which we have no carrying value in our financial statements.

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

At December 31, 2010, the carrying value of $8,798,000 of our long-term debt approximated the fair value, because our two year multicurrency revolving credit agreement, which was established on December 29, 2009 and amended on June 30, 2010 and December 29, 2010, carries a variable rate of interest which is adjusted periodically and reflects current market conditions. Also see Note 7 below.

7.	DEBT

Our debt consisted of the following as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009

Short-term debt
SCI convertible promissory note	$146	$—
Long-term debt
Canadian dollar denominated term loan	8,798	13,375

	$8,944	$13,375

On August 10, 2010, SCI issued a one year, 11% interest Convertible Promissory Note totaling $400,000 to its shareholders. As a 64% holder of SCI, a $254,000 note was issued to LoJack Corporation and is considered an intercompany loan, eliminated in consolidation. The remaining $146,000 due to the noncontrolling holders of SCI is classified as short-term debt on our consolidated balance sheet. At December 31, 2010, we had accrued $6,000 of interest payable under the note, included in the Accrued and other liabilities total on the consolidated balance sheet.

On December 29, 2009, we entered into a two year multicurrency revolving credit agreement, or the Credit Agreement, with RBS Citizens, N.A., as a Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multicurrency revolving credit facility in the maximum amount of USD $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currencies). We have the right to increase the aggregate amount available to be borrowed under the Credit Agreement to US $50,000,000, subject to certain conditions, including consent of the lenders.

We entered into two amendments to the Credit Agreement during 2010. The first amendment, entered into on June 30, 2010, allowed for certain one-time severance costs that would otherwise be deducted in calculating Consolidated Net Income to be added back in determining Consolidated EBITDA for the purpose of determining the Debt Service Coverage Ratio covenant for the quarters ending June 30, 2010 and September 30, 2010. The second amendment, entered into on December 29, 2010, extended the maturity date of the revolving credit loans to January 10, 2014, increased the Company’s authorization for stock repurchase to $10,000,000 and amended the definitions of Applicable Margin, Consolidated EBITDA and Interest Payment Date.

The outstanding borrowings under the Credit Agreement totaled CAD $8,800,000 (equivalent to USD $8,798,000) as of December 31, 2010. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of December 31, 2010 was 4.1%. As of December 31, 2010, we also had three outstanding irrevocable letters of credit in the aggregate amount of $1,296,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.

The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends is permitted but is limited only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the loans under the facility. At December 31, 2010, based upon the borrowing base calculation, we had borrowing availability of $13,180,000. At December 31, 2010, we were in compliance with all financial covenants in the Credit Agreement.

The Credit Agreement terminates on January 10, 2014, at which point all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our United States domestic subsidiaries and certain Canadian subsidiaries and is secured by all domestic assets, including our intellectual property and a pledge of 100% of the stock of Boomerang Tracking Inc. and 65% of the capital stock of LoJack Ireland.

8.	EQUITY AND STOCK COMPENSATION

Preferred Stock — As of December 31, 2010, we had 10,000,000 authorized shares of $.01 par value preferred stock.

Common Stock — As of December 31, 2010, we had 35,000,000 authorized shares of $.01 par value common stock and had reserved 4,140,364 shares for the future issuance and exercise of stock options.

Incentive Plan  — In May 2008, our shareholders approved the 2008 Stock Incentive Plan, or the Incentive Plan, which provides for the issuance of stock options and the granting of restricted stock to our executive officers, officers and other key employees. A total of 2,090,000 shares of common stock were authorized for issuance under the Incentive Plan, consisting of 2,000,000 new shares and 90,000 shares allocated from our 2003 Stock Incentive Plan, which we terminated in May 2008. On May 20, 2009, our shareholders approved an additional 2,000,000 shares of common stock for issuance under the Incentive Plan. We grant stock options at exercise prices equal to the fair market value of our common stock on the date of grant. Options issued under the Incentive Plan generally become exercisable over periods of two to five years and expire seven years from the date of the grant. At December 31, 2010, there were 1,878,799 shares available for future grant under the Incentive Plan.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents activity of all stock options for the year ended December 31, 2010:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Price	Contractual Term	Value
			(in years)	(In thousands)

Outstanding at January 1, 2010	2,265,080	$7.94
Granted	842,823	4.21
Exercised	(1,150)	5.07
Cancelled or forfeited	(845,188)	6.00

Outstanding at December 31, 2010	2,261,565	$7.28	4.39	$3,116

Vested and expected to vest at December 31, 2010	2,242,917	$7.30	4.38	$3,075
Exercisable at December 31, 2010	1,169,285	$8.99	3.34	$983

The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $6.46 per share as of December 31, 2010.

The total intrinsic values of options exercised for the years ended December 31, 2010, 2009 and 2008 were $1,000, $0 and $23,000, respectively. Proceeds from the exercise of stock options were $6,000, $0 and $118,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The cash related to the 2010 stock option exercise had not been received as of December 31, 2010 because the settlement date of the cashless exercise transaction was subsequent to December 31, 2010. Income tax deficiencies realized from the exercise of stock options and the vesting of restricted stock for the years ended December 31, 2010, 2009 and 2008 were $618,000, $159,000 and $358,000, respectively. The income tax benefit in excess of, or less than, previously recognized stock compensation expense is recognized in additional paid-in-capital to the extent of previously recognized excess tax benefits as calculated.

As of December 31, 2010, there was $2,005,000 of unrecognized compensation cost related to our stock option plans. The cost is expected to be recognized over a weighted average period of two years.

Unvested Stock — Unvested stock represents shares of common stock that are subject to the risk of forfeiture until the fulfillment of specified conditions. Our restricted stock awards generally cliff vest either on the first, second or third anniversary date of the grant.

For grants that vest based on certain specified performance criteria, the grant date fair value of the shares is recognized as compensation expense over the requisite period of performance once achievement of criteria is deemed probable. For grants that vest through only the passage of time, the grant date fair value of the award is recognized as compensation expense on a straight line basis over the vesting period. The fair value of unvested stock awards is determined based on the number of shares granted and the market value of our shares on the grant date. For the years ended December 31, 2010, 2009 and 2008, $1,775,000, $1,445,000 and $876,000 of compensation expense, respectively, has been recorded in operating expenses for unvested stock awards. As of December 31, 2010, there was $1,664,000, of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under our stock plans that is expected to be recognized as compensation expense in the amounts of $997,000, $574,000, and $93,000 for the years ended December 31, 2011, 2012, and 2013, respectively.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents activity of all unvested stock for the year ended December 31, 2010:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at January 1, 2010	799,524	$6.01
Granted	689,745	4.50
Vested	(359,710)	7.27
Forfeited/cancelled	(345,496)	4.50

Unvested at December 31, 2010	784,063	$4.77

The following table presents the total amount of stock-based compensation expense included in our consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008

Cost of goods sold	$346	$137	$94
Product development	5	122	122
Sales and marketing	435	471	601
General and administrative	2,255	2,356	1,505

Stock-based compensation expense	3,041	3,086	2,322
Income tax benefits	(1,107)	(1,009)	(626)

Total stock-based compensation expense, net	$1,934	$2,077	$1,696

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

The weighted-average assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2010, 2009 and 2008, were as follows:

	December 31,
	2010	2009	2008

Range of risk-free interest rates	1.97%-3.25%	1.84%-2.31%	2.29%-4.49%
Expected life (in years)	7	5	4
Expected volatility	56.73%	52%	45%
Dividend yield	0%	0%	0%
Weighted average grant date fair value	$4.21	$4.16	$3.13

Employee Stock Purchase Plan — In May 2002, our stockholders authorized 250,000 shares of common stock to be available for our Employee Stock Purchase Plan, or ESPP. In May 2004, our stockholders voted to increase the shares available under the ESPP to 1,000,000 shares. The ESPP was available to all employees in the United States who had at least six months of service and allowed eligible employees to purchase our stock at the lower of 85% of the fair market value of the shares on the offering date or the purchase date, which was six months after commencement of the offering date. After the purchases made on May 31, 2009, there were no longer any

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares available for purchase under the ESPP and the plan was terminated. For the years ended December 31, 2009 and 2008, 123,617 and 240,049 shares, respectively, were issued under the ESPP.

For the years ended December 31, 2009 and 2008, we recorded stock compensation expense of $182,000 and $385,000, respectively, with respect to the ESPP. The weighted-average ESPP assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2009 and 2008, were as follows:

	December 31,
	2009	2008

Risk-free interest rates	0.44%	2%
Expected life (in months)	6	6
Expected volatility	80.54%	39.38%
Dividend yield	0%	0%
Weighted average grant date fair value	$1.48	$3.35

Stock Repurchase Plans — On February 28, 2006, our Board of Directors authorized a stock repurchase plan, or the 2006 Repurchase Plan. The 2006 Repurchase Plan authorized us to purchase up to 2,000,000 shares of our outstanding common stock on or before February 25, 2008. From the date of the adoption of the 2006 Repurchase Plan through December 18, 2006 we repurchased 1,244,566 shares. On December 19, 2006, the Board of Directors increased the remaining authorization to 2,000,000 shares. On February 15, 2008, our Board of Directors approved an increase of 1,000,000 shares to be repurchased under the 2006 Repurchase Plan, pursuant to a plan intended to comply with Rule 10b5-1 under the Exchange Act, and additionally renewed the remaining management discretionary authority to repurchase 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. For the years ended December 31, 2010, 2009 and 2008 we repurchased 98,942, 8,816 and 1,318,222 shares of common stock at an average price per share of $5.33, $4.02 and $10.83, respectively. At December 31, 2010 there are 1,681,778 shares available for repurchase under the 2006 Repurchase Plan.

All repurchases in 2010 and 2009 were shares acquired from our employees or directors in accordance with our 2008 Stock Incentive Plan as a result of share withholdings to pay income tax related to the lapse of restrictions on restricted stock and thus did not impact the shares available for repurchase under the 2006 Repurchase Plan.

9.	INCOME TAXES

The components of loss before taxes and net loss of noncontrolling interest are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

United States	$(5,525)	$(19,703)	$(8,789)
Foreign	4,317	(23,350)	(23,097)

	$(1,208)	$(43,053)	$(31,886)

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008

Current:
Federal	$(582)	$(7,706)	$(197)
State	781	—	341
Foreign	2,061	20	2,615

Total	2,260	(7,686)	2,759

Deferred:
Federal	11,802	1,054	(1,114)
State	3,117	(644)	(92)
Foreign	249	(495)	(750)

Total	15,168	(85)	(1,956)

Provision (benefit) for income taxes	$17,428	$(7,771)	$803

A reconciliation of statutory federal income tax benefit at a 35% tax rate to recorded income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Statutory federal income tax benefit	$(423)	$(14,851)	$(11,105)
State taxes, net of federal benefit	13	(418)	141
Valuation Allowances established	15,195	—	—
Valuation Allowances-current year losses	4,786	2,495	3,450
Boomerang impairment of goodwill and intangible assets	—	4,193	13,342
Prior year adjustments	460	—	—
Foreign rate differential	(2,659)	1,514	(5,900)
Other, net	56	(704)	875

Recorded income tax expense (benefit)	$17,428	$(7,771)	$803

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of the items comprising our deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009

Deferred tax assets:
Accruals not currently deductible	$4,635	$6,515
Revenue recognized for tax purposes	8,619	11,380
Investments in available-for-sale and trading securities	2,253	—
Net operating losses and other carryforwards	14,901	7,933
Other	415	—

Total gross deferred tax assets	30,823	25,828
Valuation allowances	(29,125)	(8,137)

Net deferred tax assets	1,698	17,691

Deferred tax liabilities:
Depreciable assets	(453)	(567)
Intangible assets	—	(63)
Software development costs	(937)	(1,184)
Investments in available-for-sale and trading securities	—	(230)
Other	(207)	(170)

Total deferred tax liabilities	(1,597)	(2,214)

Total	$101	$15,477

As of December 31, 2010, we had state net operating loss carryforwards which will result in state tax benefits of approximately $1,086,000, which will expire at various dates through 2029. We also had domestic R&D tax credit carryforwards of $512,000, which will expire beginning in 2029, and United States foreign tax credit carryforwards of $311,000, which will expire beginning in 2019.

At December 31, 2010, we had foreign net operating loss carryforwards of approximately $27,017,000 primarily related to our operations in Italy and Canada. Our net operating loss carryforwards in the Netherlands, Belgium, and Cyprus have indefinite lives and the remaining carryforwards begin to expire in 2014. We also had domestic federal net operating loss carry forwards of $4,528,000 for the LoJack Corporation tax group and $9,112,000 related to our investment in SCI. The realization of these deferred tax assets is not considered to be more likely than not and a full valuation allowance has been provided on our worldwide net operating loss carryforwards. The valuation allowance increased by approximately $20,988,000, $2,393,000 and $3,000,000 during the years ended December 31, 2010, 2009 and 2008, respectively. The 2010 increase in valuation allowance is primarily due to the establishment of a complete valuation allowance against our net U.S. deferred tax assets as a result of declines in our U.S. profitability and the uncertainty as to the extent and timing of U.S. profitability in future periods. The 2008 and 2009 increases in valuation allowance are primarily due to changes in fully reserved deferred tax assets. If sufficient evidence of our ability to generate future taxable income in those jurisdictions becomes more likely than not, we may reduce our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statement of operations.

We recorded a $17,428,000 provision for income taxes for the year ended December 31, 2010, which includes the establishment of a valuation allowance for our net U.S. deferred tax assets of $14,919,000 and the establishment of a valuation allowance for deferred tax assets in a Canadian subsidiary of $276,000. The provision for income taxes of $17,428,000 for the year ended December 31, 2010 is significantly higher than the federal statutory rate

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit of $423,000 due primarily to the establishment of a valuation allowance on our net U.S. deferred tax assets in the second quarter of 2010.

In applying ASC 718, Accounting for Stock Based Compensation in 2010, we recorded a $618,000 reduction to additional paid in capital to reduce deferred tax assets related to stock based compensation awards that resulted in tax deductions that were less than compensation expense recorded for financial reporting purposes.

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

We do not provide for income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States. Our undistributed earnings of our foreign operations are approximately $85,000,000. We do not believe it is practical to estimate the income taxes payable on the earnings that are indefinitely reinvested in our foreign operations.

Uncertain Tax Positions

During 2010, 2009 and 2008, the total amount of unrecognized tax benefits was as follows (in thousands):

Balance at January 1, 2008	$1,966
Settlement with tax authorities	(789)
Lapse of statute of limitations	(90)

Balance at December 31, 2008	$1,087
Additions based on tax positions taken in current year	18,345
Lapse of statute of limitations	(334)

Balance at December 31, 2009	$19,098
Additions based on tax positions taken in prior years	1,191
Adjustment due to change in estimate from prior years	(1,698)

Balance at December 31, 2010	$18,591

The 2010 additions relate to U.S. expenses deducted in previous years of which the realization of the tax benefit is uncertain. Of the above total $18,591,000 balance as of December 31, 2010, approximately $15,302,000, if not realized, will result in the expiration of a capital loss carryforward in 2015. The liability amounts related to the unrecognized tax benefits recorded at December 31, 2010 and 2009 were $3,220,000 and $2,098,000, respectively. We do not anticipate a material change in our liabilities for uncertain tax positions during the next 12 months.

The 2009 addition represented a capital loss deduction with respect to our investment in Boomerang, of which the realization of the tax benefit is uncertain. To the extent the remaining unrecognized benefits at December 31, 2010 are ultimately recognized, we estimate that we will recognize a benefit of approximately $3,220,000 which will impact our effective tax rate.

We recognize interest and penalties related to income tax matters within income tax expense. At December 31, 2010 and 2009 we had accrued interest related to our uncertain tax positions of $260,000 and $192,000 respectively. Included in our consolidated statement of operations for 2010 is $68,000 of tax expense related to interest on uncertain tax positions. During 2009, we released penalties and interest, net of accruals, of $151,000 and $233,000, respectively, related to these unrecognized tax benefits with a net credit to tax expense of $384,000 included in our statement of

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations. Our accrued penalties and interest were released in 2009 due to a lapse in the statute of limitations as it related to certain state items. As of December 31, 2008, we had a liability for potential penalties and interest of $151,000 and $425,000, respectively. During 2008, we reduced our potential penalties due to settlement of an IRS audit for tax years 2005 and 2006 by $248,000 and accrued $100,000 of interest, with a net credit to tax expense of $148,000 included in our statement of operations.

We are subject to United States federal income tax as well as income tax in multiple state and foreign jurisdictions. We have concluded all United States federal income tax matters for tax years through 2007. In addition, substantially all material state, local, and foreign income tax matters have been concluded for tax years through 2004. Foreign income tax matters generally remain open for examination for years after 2006.

10.	COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments — We lease various facilities, equipment and vehicles under operating leases whose terms expire from 2011 to 2019. Certain facility and equipment leases contain renewal options ranging from one to five years. Certain of our facility and equipment leases contain escalation clauses. For facility leases, we record the total expense of the lease on a straight-line basis over the estimated term of lease.

Minimum annual lease payments under operating leases as of December 31, 2010 are as follows (in thousands):

2011	$4,744
2012	2,760
2013	2,056
2014	1,611
2015	1,330
Thereafter	4,973

Total	$17,474

Rental expense under operating leases aggregated approximately $5,928,000, $6,302,000 and $5,845,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Purchase Commitments and Milestone Payments — As of December 31, 2010, we had outstanding commitments to our suppliers for certain system components and tooling equipment totaling approximately $414,000. The total of these purchase commitments as of December 31, 2010 is significantly lower than those outstanding as of December 31, 2009 due to timing of purchase orders placed with vendors. Subsequent to December 31, 2010, we entered into product purchase commitments of approximately $6,700,000 with a major supplier.

Loan Guarantees — We guarantee the amortized value of LoJack Units purchased by customers via auto loans underwritten by a certain financing company. Under this agreement, we will reimburse participating dealers the unamortized cost of a financed LoJack Unit upon a borrower’s default within the initial eighteen months of the auto loan. This agreement terminated effective December 31, 2010 but is automatically renewed for subsequent one year terms until either of the parties provides a notification of intent to terminate the agreement.

Payment to the participating dealers is remitted by us under this agreement on a claim-by-claim basis. Based on the unamortized cost of units sold, our maximum potential amount of future payments under this agreement is $5,244,000 as of December 31, 2010. Our expected obligation is accrued for based on sales to the participating dealers and industry default statistics. As of December 31, 2010 we had accrued $479,000 under this guarantee. Accruals for loan guarantees are charged as a reduction of revenue in the consolidated statement of operations.

Contingencies — From time to time, we are engaged in certain legal matters arising in the ordinary course of business and in certain matters more fully described below. The results of legal proceedings cannot be predicted

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.

California Class Action Litigation

Employee Claims

In April 2006, a suit was filed against LoJack Corporation in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status. In September 2007, our motion for summary judgment was granted and the district court dismissed all of the plaintiff’s federal law claims. The plaintiff appealed the dismissal to the Ninth Circuit Court of Appeals and in August 2009, the Ninth Circuit affirmed the district court’s grant of summary judgment on all claims except as to the claim for compensation for the required postliminary data transmission, or the data transmission claim, for which the dismissal was vacated. The plaintiff filed a petition for rehearing to the Ninth Circuit and on March 2, 2010, the Ninth Circuit affirmed the district court’s grant of summary judgment on all claims except as to (a) the claim for compensation for commuting under state law and (b) the data transmission claim, which are the two remaining claims. The plaintiff intends to pursue the claim for compensation for commuting time in the State Court case referenced below. The plaintiff moved for conditional class certification for the data transmission claim and on January 14, 2011, the District Court for the Central District of California granted plaintiffs’ motion for conditional certification. Trial for this claim in federal court currently scheduled for November 2011.

Due to the dismissal of the plaintiff’s claims in federal court in September 2007 as discussed above, in November 2007, the plaintiff also filed state law claims in California State Court. In June 2009, the California State Court granted class certification with respect to nine claims and denied class certification with respect to five claims. The Company appealed this decision and on March 26, 2010, the California State Appellate Court granted our appeal in part, denying certification with respect to certain claims and affirming certification with respect to other claims, including claims related to meal and rest breaks, postliminary data transmission, and time traveling to UPS stores. There are currently six claims class certified in this State Court case. The plaintiff seeks to pursue the claim for compensation for commuting time in California State Court.

In both the Federal and State Court cases, the plaintiff, on behalf of the class, seeks unpaid wages, penalties, interest and attorneys’ fees. In November 2010, the parties had a mediation hearing to address all remaining Federal and State claims. However, the parties did not reach any resolution as a result of the mediation.

On February 14, 2011, the Company filed a Notice of Removal to remove the State Court Case to Federal Court, thereby requesting to consolidate both the Federal and State Court cases to be heard in Federal Court. The Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.

We have made accruals in the amount of $750,000 in the year ended December 31, 2010, with respect to certain of the above claims based on our best estimates, where a potential loss is considered probable. For other claims, due to a variety of uncertain factors, including whether the claims will be heard in state or federal court, whether the claims will be certified or remain certified, the actual number of individuals who will choose to opt into the class or opt out of the class and the merits of the claims, we cannot at this time predict the outcome of the case related to such claims nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation.

Consumer Claims

On June 15, 2010, a suit was filed by a consumer against LoJack Corporation in the Los Angeles County Superior Court of the State of California (Central District) alleging, amongst other claims, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code § 17200 (unfair

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

competition) and § 17500 (false advertising), and breach of implied warranty with respect to LoJack Early Warning for motorcycles, and seeking class action status. On July 29, 2010, the Company removed the case to the United States District Court for the Central District Court of California. On August 23, 2010, the Company filed a motion to dismiss all claims, which was granted by the Court on September 27, 2010, without prejudice. The dismissal without prejudice provided plaintiff with the opportunity to amend its complaint, and on October 25, 2010, the plaintiff filed an amended complaint, for alleged fraud, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code § 17200 (unfair competition) and § 17500 (false advertising), and breach of implied warranty and again seeks class certification. On November 12, 2010, the Company filed it a motion to dismiss all claims and a motion to strike certain claims. On December 28, 2010, the Court denied the Company’s motion to dismiss. The plaintiff, on behalf of the class, seeks injunctive relief, restitution, disgorgement, punitive damages, and attorneys’ fees in unspecified amounts. The parties are currently engaged in discovery. On March 3, 2011, the plaintiff filed a motion for class certification. The Company is currently preparing its opposition to class certification. The parties have scheduled a mediation hearing for March 29, 2011 to address all claims. There can be no guarantee of the possible outcome of the mediation between the parties, and there may or may not be a resolution of the above matters as a result of the mediation. The Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.

We cannot at this time predict the outcome of this case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation.

New York Litigation

On October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc. against LoJack Corporation in United States District Court for the Eastern District of New York alleging breach of contract, misrepresentation, violation of the NY franchise law, and price discrimination. Plaintiff seeks damages of $10,000,000, punitive damages, interest and attorneys fees, and treble damages. On December 14, 2010, the Company filed a motion to dismiss all claims. On February 1, 2011, the plaintiff filed a motion to amend the complaint and sought to add a claim for breach of fiduciary duty. On February 15, 2011, the Company filed its opposition to the motion to amend and sought dismiss of all claims. The Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.

Given the early stages of this matter, we cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation.

11.	EMPLOYEE BENEFIT PLANS

We have a profit sharing plan with a Section 401(k) feature to provide retirement benefits covering substantially all of our full-time domestic employees. Under the provisions of the plan, employees are eligible to contribute a portion of their compensation within certain limitations as established by the plan and the Internal Revenue Code. On March 26, 2009, our Board of Directors amended the Company’s 401(k) Plan to make the Company’s match of employee contributions discretionary on the part of the Company. Pursuant to that authority, as of such date, we suspended all matching contributions for the year ended December 31, 2009. Our Board of Directors elected to match 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of the participants’ compensation, for the years ended December 31, 2010 and 2008, subject to certain limitations. Company contributions become fully vested after five years of continuous service. Company contributions related to the plan were approximately $1,022,000 and $1,365,000 for the years ended December 31, 2010 and 2008, respectively.

We also maintain a nonqualified deferred compensation plan for the benefit of our key employees. The plan allows for eligible employees to defer a percentage of their total cash compensation. We typically match 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of their total cash compensation. Company contributions become 100% vested three years

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after contribution. We may also make discretionary contributions to the deferred compensation plan. On March 26, 2009, we suspended all matching contributions to the nonqualified deferred compensation plan for the remainder of the year ended December 31, 2009. Matching contributions to the nonqualified deferred compensation plan were not resumed during the year ended December 31, 2010. Prior to suspension of all matching contributions, Company contributions related to the plan were approximately $34,000 and $176,000 for the years ended December 31, 2009 and 2008, respectively.

Our investments associated with our nonqualified deferred compensation plan consist of mutual funds that are publicly traded and for which market prices are readily available. The investments of the deferred compensation plan are included in other assets at fair value. Investments related to the deferred compensation plan are classified as trading securities and reported at fair value with unrealized gains and losses included in other income (expense) in the consolidated statement of operations. The other income (expense) is offset in equal amounts by adjustments to compensation expense recognized and included in general and administrative expenses. Our investments in the deferred compensation plan are reported as long-term assets on our consolidated balance sheets. Our liabilities to the participants in the deferred compensation plan, which are equal to the fair value of the assets in the plan are reported as long-term accrued compensation on our consolidated balance sheet.

12.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

We have three separately managed and reported business segments: North America, International and All Other. The accounting policies of our segments are consistent with those policies described in Note 1.

Our North America segment includes our domestic operation which sells products that operate in all or a portion of 28 states and the District of Columbia, in the United States as well as Boomerang, a provider of stolen vehicle recovery products and services in Canada.

Our International segment sells products, licenses or owns and operates LoJack proprietary vehicle recovery technology in 32 countries and territories throughout Europe, Asia, Africa and Latin and South America and LoJack Italia.

In 2008 we acquired the assets of Locator Systems (now known as LoJack SafetyNet) and SCI, providers of technology for the tracking and rescue or recovery of people at risk of wandering and valuable cargo and business information, respectively. The financial statement impact of these businesses is included in the All Other segment below.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about our operating segments for the years ended December 31, 2010, 2009 and 2008 (in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods considered to be reasonable by our management.

	North America	International
	Segment	Segment	All Other	Consolidated

Year ended December 31, 2010
Revenue	$96,228	$46,900	$3,507	$146,635
Depreciation and amortization	6,729	422	430	7,581
Operating (loss) income	(17,894)	19,763	(2,254)	(385)
Capital expenditures	3,054	147	50	3,251
Segment assets	71,504	47,150	3,657	122,311
Deferred revenue	47,698	2,668	292	50,658
Year ended December 31, 2009
Revenue	$95,775	$36,063	$3,175	$135,013
Depreciation and amortization	7,885	447	465	8,797
Impairment of intangible assets and goodwill	14,038	—	—	14,038
Operating loss(1)	(32,937)	(8,582)	(2,667)	(44,186)
Capital expenditures	4,596	180	502	5,278
Segment assets	99,020	43,822	4,648	147,490
Deferred revenue	56,017	1,682	184	57,883
Year ended December 31, 2008
Revenue	$132,542	$63,735	$2,402	$198,679
Depreciation and amortization	8,039	440	146	8,625
Impairment of intangible assets and goodwill	38,090	—	—	38,090
Operating (loss) income	(46,953)	20,609	(559)	(26,903)
Capital expenditures	6,026	563	107	6,696
Segment assets	139,850	50,622	5,404	195,876
Deferred revenue	62,080	1,006	122	63,208

(1)	In the year ended December 31, 2009, we recognized a charge of $18,250,000 related to a legal settlement entered into with our former licensee in China. Based on management’s analysis, we allocated the settlement charge equally between LoJack Corporation, and LoJack Ireland, which are in our North America and International segments, respectively.

The following table presents information about our geographic revenue, based on the location of our customers, for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008

United States	$87,018	$86,392	$116,244
Africa	12,443	2,853	15,189
Latin American and Caribbean countries	28,684	28,103	44,106
Canada	12,717	12,558	18,700
Europe and Asia	5,773	5,107	4,440

Total	$146,635	$135,013	$198,679

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about our revenue, by product and service lines, for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008

Products	$94,600	$83,843	$130,632
Early Warning Products	27,284	26,447	38,268
Warranties	11,541	12,264	14,065
Services	13,210	12,459	15,714

Total	$146,635	$135,013	$198,679

The following table presents information about our long-lived assets as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009

United States	$12,417	$15,246
Canada	1,461	2,135
Europe and other	1,236	1,604

Total	$15,114	$18,985

13.	UNAUDITED QUARTERLY RESULTS

Our unaudited quarterly results are summarized below (in thousands, except per share data):

	First	Second		Third		Fourth
	Quarter	Quarter		Quarter		Quarter

Year Ended December 31, 2010
Revenue	$30,788	$37,351		$38,485		$40,011
Gross profit	14,456	19,498		19,359		20,361
Net (loss) income	(5,659)	(18,403	)(1)	2,674		2,752
Net (loss) income attributable to LoJack Corporation	(5,578)	(18,199	)(1)	2,723		2,748
Basic (loss) earnings per share attributable to LoJack Corporation	$(0.32)	$(1.05)		$0.16		$0.16
Diluted (loss) earnings per share attributable to LoJack Corporation	$(0.32)	$(1.05)		$0.15		$0.15
Year Ended December 31, 2009
Revenue	$27,841	$35,404		$36,121		$35,647
Gross profit	13,609	18,569		20,567		18,172
Net loss	(6,580)	(12,694	)(2)	(13,618	)(3)	(2,390	)(4)
Net loss attributable to LoJack Corporation	(6,428)	(12,515	)(2)	(13,439	)(3)	(2,279	)(4)
Basic and diluted loss per share attributable to LoJack Corporation	$(0.38)	$(0.73)		$(0.78)		$(0.13)

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	In the second quarter of 2010, we recorded a non-cash tax charge of $15,127,000 to establish a valuation allowance for our net U.S. deferred tax assets.

(2)	In the second quarter of 2009, we recognized a pre-tax impairment charge of $14,038,000, which did not receive a tax benefit.

(3)	In the third quarter of 2009, we recognized a pre-tax charge of $18,250,000, or $13,551,000 net of tax, in connection with the settlement of the litigation and arbitration between the parties, LoJack Corp, LoJack Ireland, and certain of their affiliates, and Kington Holdings Limited and certain of its affiliates.

(4)	In the fourth quarter of 2009, we recognized additional depreciation of $1,000,000 related to software and other equipment placed into service in prior periods.

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A —	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our internal control over financial reporting was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on page 48.

ITEM 9B —	OTHER INFORMATION

The Company and LoJack Ireland entered into an Agreement for Manufacture with Celestica Corporation, or Celestica, effective November 25, 2010, which provides for the terms under which Celestica will manufacture and LoJack will purchase LoJack units. The Agreement for Manufacture is attached hereto as Exhibit 10CC, with portions of the exhibit omitted pursuant to a request for confidential treatment.

PART III

ITEM 10 —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

See Item 1, Business — Executive Officers of the Registrant.

The remainder of the information required by this Item 10 is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 20, 2011, or our definitive Proxy Statement, under the headings “Proposal No. 1 — Election of Directors,” “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management Shareholders”.

ITEM 11 —	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the information appearing in our definitive Proxy Statement under the headings “Executive Compensation” and “Compensation of Directors” and “Proposal No. 1 — Election of Directors.”

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the information appearing in our definitive Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management Shareholders” and “Securities Authorized For Issuance Under Equity Compensation Plans.”

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to our definitive Proxy Statement under the headings “Policy Governing Related Person Transactions” and “Corporate Governance.”

ITEM 14 —	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our definitive Proxy Statement under the heading “Auditors.”

PART IV

ITEM 15 —	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed as part of this annual report:

The financial statements and report of the independent registered public accounting firm required by this Item are included in Part II, Item 8.

(b) Exhibits

3A	.	Amended and Restated By-Laws (incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 17, 2011, File No. 001-08439).
3B	.	Restated Articles of Organization, as amended (incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 13, 2004, File No. 001-08439).
4A	.	Amended Specimen Share Certificate (incorporated by reference to Exhibit 4A to File No. 2-98609).
10A	.++	Restated and Amended Stock Incentive Plan, as restated February 28, 2001, and as amended on October 11, 2001 and December 23, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed on February 17, 2011, File No. 001-08439 (“2002 Form 10-K”)).
10B	.++	Form of Senior Management Option Agreement (incorporated by reference to the 2002 Form 10-K).
10C	.++	Form of Non-Employee Director Option Agreement (incorporated by reference to the 2002 Form 10-K).
10D	.++	LoJack Corporation 2003 Stock Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 001-08439 (“the 2003 Form 10-K”)).
10E	.++	Form of LoJack Corporation 2003 Stock Incentive Plan Stock Option Agreement (incorporated by reference to the 2003 Form 10-K).
10F	.	Boomerang Tracking Inc. Amendment to the Bell Mobility Contract (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-08439).
10G	.++	Forms of Single and Double Trigger Change of Control Agreements. (incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 27, 2006, File No. 001-08439).
10H	.	Preferred Stock Purchase Agreement by and between SCIN, Inc. and LoJack Corporation dated October 12, 2006. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with Commission on November 9, 2006, File No. 001-08439).
10I	.++	Retirement and Noncompetition Agreement by and between Joseph F. Abely and LoJack Corporation, dated November 17, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with Commission on November 21, 2006, File No. 001-08439).
10J	.++	Amendment No. 5 to the LoJack Corporation 2003 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on November 5, 2007, File No. 001-08439).
10K	.++	LoJack Corporation Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on February 20, 2008, File No. 001-08439).
10L	.++	2009 Amendment to the LoJack Corporation Amended and Restated Non-Qualified Deferred Compensation Plan as of January 1, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2009, File No. 001-08439).
10M	.++	2010 Amendment to the LoJack Corporation Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on February 17, 2010, File No. 001-08439).
10N	.	Agreement for the Manufacturing & Supply of VLU 5 Products, by and between Plextek Limited, LoJack Equipment Ireland Limited, and LoJack Operating Company LP, effective January 1, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 12, 2008, File No. 001-08439(portions of this exhibit have been omitted pursuant to a grant of confidential treatment)).

10O	.++	LoJack Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement dated April 9, 2008, filed with the Commission on April 9, 2009, File No. 001-08439).
10P	.++	Amendment to the LoJack Corporation 2008 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 27, 2009, File No. 001-08439).
10Q	.++	Form of LoJack Corporation 2008 Stock Incentive Plan Stock Option Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 22, 2008, File No. 001-08439).
10R	.++	Form of LoJack Corporation 2008 Stock Incentive Plan Restricted Stock Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 22, 2008, File No. 001-08439).
10S	.++	Form of LoJack Corporation 2008 Stock Incentive Plan Restricted Stock Agreement (Incentive Stock) (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 22, 2008, File No. 001-08439).
10T	.++	Second Amendment to 2008 Restatement of the LoJack Corporation 401(k) Retirement Plan effective as of January 1, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2009, File No. 001-08439).
10U	.++	Summary of LoJack Corporation Director Compensation (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 27, 2009, File No. 001-08439).
10V	.++	LoJack Corporation Annual Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on February 17, 2010, File No. 001-08439).
10W	.++	Retirement Agreement dated August 19, 2009 between LoJack Corporation and Mr. William R. Duvall (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 13, 2009, File No. 001-08439).
10X	.	Multicurrency Revolving Credit Agreement dated as of December 29, 2009 by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on January 5, 2010, File No. 001-08439).
10Y	.	First Amendment to Credit Agreement dated as of June 30, 2010 by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on July 1, 2010, File No. 001-08439).
10Z	.	Second Amendment to Credit Agreement dated as of December 29, 2010 by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on January 4, 2011, File No. 001-08439).
10AA	.	Pledge Agreement dated September 22, 2009 between LoJack Corporation and certain affiliates and RBS Citizens, National Association (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on September 23, 2009, File No. 001-08439).
10BB	.++	Retirement Agreement dated February 17, 2010 by and between Mr. Thomas A. Wooters and LoJack Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with Commission on May 10, 2010, File No. 001-08439).
10CC	.*	Agreement for Manufacture, between LoJackCorporation and LoJack Equipment Ireland Limited and Celestica Corporation, effective November 25, 2010 (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
21	.*	Subsidiaries of the Registrant.
23	.1*	Consent of KPMG LLP.
23	.2*	Consent of Deloitte & Touche LLP.
31	.1.*	Rule 13a-14(a)/15(d) — 14(a) Certification.
31	.2.*	Rule 13a-14(a)/15(d) — 14(a) Certification.
32	.*	Certification Pursuant to 18 U.S.C Section 1350. (furnished).

*	Indicates an exhibit which is filed herewith.

++	Indicates an exhibit which constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOJACK CORPORATION
(Registrant)

By:	/s/ RICHARD T. RILEY Richard T. Riley Chairman, President and Chief Executive Officer	Date:	March 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Richard T. Riley Richard T. Riley	Chairman, President and Chief Executive Officer (principal executive officer)	March 14, 2011

/s/ Timothy P. O’Connor Timothy P. O’Connor	Executive Vice President and Chief Financial Officer (principal financial officer, principal accounting officer)	March 14, 2011

/s/ Rory J. Cowan Rory J. Cowan	Director	March 14, 2011

/s/ Gary E. Dilts Gary E. Dilts	Director	March 14, 2011

/s/ Marcia J. Hooper Marcia J. Hooper	Director	March 14, 2011

/s/ John H. MacKinnon John H. MacKinnon	Director	March 14, 2011

/s/ Robert J. Murray Robert J. Murray	Director	March 14, 2011

/s/ Robert L. Rewey Robert L. Rewey	Director	March 14, 2011

/s/ Harvey Rosenthal Harvey Rosenthal	Director	March 14, 2011