Form 10-Q
period 2011-03-31
LOJACK CORP
filed 2011-05-09
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-08439

LOJACK CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2664794 (IRS Employer Identification Number)

200 Lowder Brook Drive, Suite 1000 Westwood, Massachusetts (Address of principal executive offices)	02090 (Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 03, 2011, there were 18,396,386 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,153	$51,789
Restricted cash	75	175
Marketable securities at fair value	1,194	1,365
Accounts receivable, net of allowances of $2,997 and $3,534, respectively	22,980	26,897
Inventories	9,124	8,506
Prepaid and other expenses	3,610	4,036
Prepaid and receivable income taxes	832	657
Deferred income taxes	308	308

Total current assets	90,276	93,733
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $47,684 and $46,206, respectively	14,249	15,114
DEFERRED INCOME TAXES	106	101
INTANGIBLE ASSETS—NET	197	294
GOODWILL	1,717	1,717
OTHER ASSETS—NET	10,709	11,352

TOTAL ASSETS	$117,254	$122,311

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term debt	$146	$146
Accounts payable	4,151	7,097
Accrued and other liabilities	10,513	11,111
Current portion of deferred revenue	20,911	21,824
Accrued compensation	3,845	4,681

Total current liabilities	39,566	44,859
LONG TERM DEBT	11,642	8,798
DEFERRED REVENUE	28,269	28,834
DEFERRED INCOME TAXES	308	308
OTHER ACCRUED LIABILITIES	3,547	3,503
ACCRUED COMPENSATION	1,380	1,633

Total liabilities	84,712	87,935

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)
EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding 18,395,787 at March 31, 2011 and 18,296,959 at December 31, 2010	184	183
Additional paid-in capital	20,660	19,968
Accumulated other comprehensive income	5,817	6,713
Retained earnings	6,085	7,691

Total LoJack Corporation equity	32,746	34,555
Noncontrolling interest in subsidiary	(204)	(179)

Total equity	32,542	34,376

TOTAL LIABILITIES AND EQUITY	$117,254	$122,311

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
Revenue	$30,339	$30,788
Cost of goods sold	15,299	16,332

Gross profit	15,040	14,456

Costs and expenses:
Product development	1,449	1,924
Sales and marketing	6,585	7,469
General and administrative	7,983	9,242
Depreciation and amortization	1,666	1,735

Total	17,683	20,370

Operating loss	(2,643)	(5,914)

Other income (expense):
Interest income	730	97
Interest expense	(164)	(173)
Other, net	666	414

Total	1,232	338

Loss before provision for income taxes	(1,411)	(5,576)
Provision for income taxes	221	83

Net loss	(1,632)	(5,659)
Less: Net loss attributable to the noncontrolling interest	(26)	(81)

Net loss attributable to LoJack Corporation	$(1,606)	$(5,578)

Net loss per share attributable to LoJack Corporation:
Basic	$(0.09)	$(0.32)

Diluted	$(0.09)	$(0.32)

Weighted average shares:
Basic	17,531,613	17,283,560

Diluted	17,531,613	17,283,560

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,632)	$(5,659)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	678	1,088
Depreciation and amortization	1,767	1,881
Non cash revenue from warrants	(137)	(213)
Allowance for doubtful accounts	(767)	(27)
Deferred income taxes	(5)	51
Loss on disposal of property and equipment	3	1
Loss (gain) on marketable securities	170	(332)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	4,786	3,381
Inventories	(558)	(147)
Prepaid and other expenses	473	(1,233)
Prepaid income taxes	(172)	158
Other assets	120	86
Accounts payable	(2,973)	(1,513)
Accrued and other liabilities	(1,526)	867
Deferred revenue	(1,382)	(1,323)

Net cash used by operating activities	(1,155)	(2,934)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(693)	(1,372)
Proceeds from the sale of marketable securities	—	1,223
Restricted cash	100	603

Net cash (used) provided by investing activities	(593)	454

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	40	—
Repayment of debt	—	(3,157)
Proceeds from debt	2,529	479
Payment of tax withholding obligations related to stock	(24)	(142)

Net cash provided (used) by financing activities	2,545	(2,820)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(433)	(109)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	364	(5,409)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51,789	36,490

CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,153	$31,081

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by LoJack Corporation and its subsidiaries, or “LoJack”, “we”, “our”, or “the Company”, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. The unaudited condensed consolidated financial statements include the accounts of LoJack, our wholly-owned subsidiaries, and SC-Integrity, or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2011, and the results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.
These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, which includes consolidated financial statements and notes thereto for the year ended December 31, 2010.
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
A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2011	2010
Weighted average shares for basic	17,531,613	17,283,560
Dilutive effect of stock options and unvested restricted stock	—	—

Weighted average shares for diluted	17,531,613	17,283,560

Because of the net losses reported for the three months ended March 31, 2011 and 2010, all shares of stock issuable pursuant to stock options and unvested stock have not been considered for dilution as their effect would be anti-dilutive. For the three months ended March 31, 2011, 2,624,701 stock options and 838,755 shares of unvested restricted stock were excluded from the computation of diluted net loss per share. For the three months ended March 31, 2010, 2,782,940 stock options and 996,595 shares of unvested restricted stock were excluded from the computation of diluted net loss per share. Performance shares totaling 51,589 and 141,225 were excluded from the computation of earnings per share as of March 31, 2011 and 2010, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.

3. Inventories
Inventories are classified as follows (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$134	$333
Work in process	277	314
Finished goods, net	8,713	7,859

Total inventories	$9,124	$8,506

4. Stock Compensation
Stock Options
The following table presents activity of all stock options for the three month period ended March 31, 2011:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at January 1, 2011	2,261,565	$7.28
Granted	370,536	5.77
Exercised	(7,000)	4.88
Cancelled, expired or forfeited	(400)	8.92

Outstanding at March 31, 2011	2,624,701	$7.07	4.54	$594

Vested and unvested expected to vest at March 31, 2011	2,573,967	$7.11	4.51	$583
Exercisable at March 31, 2011	1,471,508	$8.53	3.47	$239
The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $4.69 per share as of March 31, 2011.
Unvested Restricted Stock
Unvested restricted stock represents shares of common stock that are subject to the risk of forfeiture until the fulfillment of specified performance criteria. Our unvested restricted stock awards generally cliff vest on either the first, second or third anniversary date of the grant.
For grants which vest based on specified Company performance criteria, the grant date fair value of the shares is recognized over the period of performance once achievement of such criteria is deemed probable. For grants that vest through passage of time, the grant date fair value of the award is recognized ratably over the vesting period. The fair value of unvested restricted stock awards is determined based on the number of shares granted and the market value of our shares on the grant date.
The following table presents activity of all unvested restricted stock for the three month period ended March 31, 2011:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at January 1, 2011	784,063	$4.77
Granted	229,292	5.79
Vested and exercised	(41,075)	9.49
Forfeited and cancelled	(133,525)	4.49

Unvested at March 31, 2011	838,755	$4.86

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
•
Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (examples include certain securities such as options, warrants and derivatives).

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets that are accounted for at fair value on a recurring basis at March 31, 2011 and December 31, 2010, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$983	$983	$—	$—
Marketable securities	1,194	1,194	—	—
Equity investment in French licensee	385	385	—	—

Total	$2,562	$2,562	$—	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$1,251	$1,251	$—	$—
Marketable securities	1,365	1,365	—	—
Equity investment in French licensee	314	314	—	—

Total	$2,930	$2,930	$—	$—

Our investments associated with our Nonqualified Deferred Compensation Plan consist of mutual fund shares that are publicly traded and for which market prices are readily available. Gains and losses related to such investments are recorded in other income (expense) in the statement of operations.
As of March 31, 2011, we held 366,500 common shares of Absolute Software Inc., or Absolute, a Vancouver British Columbia, Canada based computer theft company, as marketable securities that we have designated as trading securities. The gains and losses on these securities are recorded in other income (expense) in the statement of operations. These shares are publicly traded and their market price is readily available.
Our investment in common stock of our French licensee consists of publicly traded shares with a market price that is readily available. During the three months ended March 31, 2011, we recorded an unrealized gain related to this investment in accumulated other comprehensive income.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Certain assets are measured at fair value on a non-recurring basis. Assets that are not measured at fair value on a recurring basis are subject to fair value adjustments only in certain circumstances. Our assets in this category include cost and equity method investments, which are written down to fair value when their declines are determined to be other-than-temporary, and long-lived assets, or goodwill, that are written down to fair value when they are held for sale or determined to be impaired.
We use Level 3 inputs to measure the fair value of goodwill and intangible assets on their annual measurement dates or, if a triggering event occurs, on an interim basis.
As of March 31, 2011, our investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, and a 17.5% equity interest in our Benelux licensee, totaling $496,000. Our investments in the aforementioned licensees are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. Management periodically reviews the carrying value of these investments using Level 3 inputs such as projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no impairments to the fair value of these investments for all periods presented.
Financial Instruments not Measured at Fair Value
Some of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.
At March 31, 2011, the carrying value of $11,642,000 of our long-term debt approximated the fair value because our two year multicurrency revolving credit agreement, which was established on December 29, 2009 and amended on June 30, 2010 and December 29, 2010, carries a variable rate of interest which is adjusted periodically and reflects current market conditions. Also see Note 6 below.
6. Debt
As of March 31, 2011 and December 31, 2010, our debt consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Short-term debt:
SCI convertible promissory note	$146	$146
Long-term debt:
Term loan	11,642	8,798

	$11,788	$8,944

On August 10, 2010, SCI issued a one year, 11% interest Convertible Promissory Note totaling $400,000 to its shareholders. As a 64% holder of SCI, a $254,000 note was issued to LoJack Corporation and is eliminated in consolidation. The remaining $146,000 due to the noncontrolling holders of SCI is classified as short-term debt on our consolidated balance sheet.

On December 29, 2009, we entered into a two year multicurrency revolving credit agreement, or the Credit Agreement, with RBS Citizens, N.A., as Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multicurrency revolving credit facility in the maximum amount of USD $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate currencies). We have the right to increase the aggregate amount available to be borrowed under the Credit Agreement to USD $50,000,000, subject to certain conditions, including consent of the lenders.
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
As of March 31, 2011, we had a total of CAD $11,288,000 (USD $11,642,000) outstanding borrowings under the Credit Agreement. Of the outstanding borrowings at March 31, 2011, a total of CAD $9,300,000 (USD $9,592,000) were denominated in Canadian Dollars and CAD $1,988,000 (USD $2,050,000) were denominated in US Dollars. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rates in effect as of March 31, 2011 were 4.1% for the Canadian Dollar denominated borrowings and 3.3% for the US Dollar denominated borrowings. As of March 31, 2011, we also had three outstanding irrevocable letters of credit in the aggregate amount of $1,313,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends is permitted but is limited only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the loans under the facility. At March 31, 2011, based upon the borrowing base calculation, we had borrowing availability of $18,367,000. At March 31, 2011, we were in compliance with all financial covenants in the Credit Agreement.
The Credit Agreement terminates on January 10, 2014, at which point all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our United States domestic subsidiaries and certain Canadian subsidiaries and is secured by all domestic assets, including our intellectual property and a pledge of 100% of the stock of Boomerang Tracking Inc., or Boomerang, and 65% of the capital stock of LoJack Equipment Ireland, or LoJack Ireland.
7. Comprehensive Loss
Total comprehensive loss and its components for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(1,632)	$(5,569)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(968)	(867)
Unrealized gains (losses) on marketable securities	71	(204)

Total comprehensive loss	(2,529)	(6,730)
Less: Comprehensive loss attributable to noncontrolling interest	(26)	(81)

Comprehensive loss attributable to LoJack Corporation	$(2,503)	$(6,649)

Total accumulated other comprehensive income and its components were as follows (in thousands):

			Total
	Foreign	Unrealized	Accumulated
	Currency	Gain on	Other
	Translation	Marketable	Comprehensive
	Adjustment	Securities	Income
Balance at December 31, 2010	$6,584	$129	$6,713
Foreign currency translation adjustments	(968)	—	(968)
Unrealized gain on marketable securities	—	71	71

Balance at March 31, 2011	$5,616	$201	$5,817

8. Income Taxes
We recorded a worldwide provision for income taxes of $221,000 for the three months ended March 31, 2011. The effective income tax rate for the three month period ended March 31, 2011 was lower than our federal statutory rate in large part because no U.S. income tax benefit was recorded with respect to the losses in the U.S. for the three months ended March 31, 2011 due to the valuation allowance on our net U.S. deferred tax assets that was established in the quarter ended June 30, 2010 and our unbenefited foreign losses. Unbenefited foreign losses are pre-tax losses in foreign jurisdictions for which we record no foreign tax benefit. Additionally, our favorable tax rate in Ireland contributed to a low provision for income taxes for the three month period ended March 31, 2011.
We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue and stock compensation. The FASB authoritative guidance on accounting for income taxes requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As a result of establishing a full valuation allowance against our net U.S. deferred tax assets in the quarter ended June 30, 2010, we did not recognize any deferred tax benefits related to U.S. net losses incurred during the three months ended March 31, 2011. We will maintain a full valuation allowance on our net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
9. Segment Reporting
We have three separately managed and reported business segments: North America, International and All Other.
Our North America segment includes our domestic operations, which sells products that operate in all or a portion of 28 states and the District of Columbia in the United States, and Boomerang, a provider of stolen vehicle recovery products and services in Canada.
Our International segment includes our international operations, which sells products, and licenses or owns and operates LoJack proprietary vehicle recovery technology in 32 countries and territories located in South America, Mexico, the Caribbean, Africa, Asia and Europe, including Italy where we operate through our wholly-owned subsidiary, LoJack Italia, SRL, or LoJack Italia.
Our All Other segment includes the results of LoJack SafetyNet and SCI. LoJack SafetyNet and SCI provide technology for the tracking and rescue of people at risk, and recovery of valuable cargo and business information, respectively.
The following table presents information about our operating segments for the three months ended March 31, 2011 and 2010, respectively (in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods considered to be reasonable by our management.

	North America	International
	Segment	Segment	All Other	Consolidated
Consolidated Statements of Operations Data
Three Months Ended March 31, 2011
Revenue	$22,367	$7,214	$758	$30,339
Depreciation and amortization	1,539	107	121	1,767
Operating (loss) income	(3,134)	942	(451)	(2,643)

Three Months Ended March 31, 2010
Revenue	$23,052	$6,873	$863	$30,788
Depreciation and amortization	1,654	99	128	1,881
Operating loss	(5,116)	(209)	(589)	(5,914)

10. Commitments and Contingent Liabilities
As of March 31, 2011, we were subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
California Class Action Litigations
Employee Claims
In April 2006, a suit entitled Mike Rutti vs. LoJack Corporation, Inc. was filed in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status (the “Federal Court Case”). In September 2007, our motion for summary judgment was granted and the district court dismissed all of the plaintiff’s federal law claims. The plaintiff appealed the dismissal to the Ninth Circuit Court of Appeals and in August 2009, the Ninth Circuit affirmed the district court’s grant of summary judgment on all claims except as to the claim for compensation for the required postliminary data transmission, or the data transmission claim, for which the dismissal was vacated. The plaintiff filed a petition for rehearing to the Ninth Circuit and on March 2, 2010, the Ninth Circuit affirmed the district court’s grant of summary judgment on all claims except as to (a) the claim for compensation for commuting under state law and (b) the data transmission claim, which are the two remaining claims. The plaintiff seeks to pursue the claim for compensation for commuting time in the State Court Case referenced below. The plaintiff moved for conditional class certification for the data transmission claim and on January 14, 2011, the District Court for the Central District of California granted the plaintiff’s motion for conditional certification. Trial for this claim in federal court is currently scheduled for November 2011.
Due to the dismissal of the plaintiff’s claims in federal court in September 2007 as discussed above, in November 2007, the plaintiff also filed Mike Rutti, Gerson Anaya vs. LoJack Corporation, Inc. comprising its state law claims in California State Court (the “State Court Case”). In June 2009, the California State Court granted class certification with respect to nine claims and denied class certification with respect to five claims. The Company appealed this decision and on March 26, 2010, the California State Appellate Court granted our appeal in part, denying certification with respect to certain claims and affirming certification with respect to other claims, including claims related to meal and rest breaks, postliminary data transmission, and time traveling to UPS stores. There are currently six claims class certified in this State Court Case.
In both the Federal and State Court Cases, the plaintiff, on behalf of the class, seeks unpaid wages, penalties, interest and attorneys’ fees.
On February 14, 2011, the Company filed a Notice of Removal to remove this State Court Case to Federal Court, thereby requesting to consolidate both the Federal and State Court Cases to be heard in Federal Court and the plaintiff filed for a motion to remand the Federal Court Case to State Court. On April 15, 2011, the United States District Court for the Central District of California granted the plaintiff’s motion to remand the State Court Case to the California State Court. On April 29, 2011, the Company filed a petition for leave to appeal the decision to remand. The parties are currently awaiting the Ninth Circuit’s determination as to whether it will hear the appeal.
The Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.
We have recorded an accrual in the amount of $750,000, with respect to certain of the above claims based on our best estimates, where a potential loss is considered probable. We have estimated our possible range of loss with respect to the data transmission claim in the Federal Court Case to be between $0 and $300,000. For other claims, due to a variety of uncertain factors, including whether the claims will be heard in State or Federal Court, whether the claims will be certified or remain certified, the actual number of individuals who will choose to opt into the class or opt out of the class and the merits of the claims, we cannot at this time predict the outcome of the case related to such claims nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation.

Consumer Claims
On June 15, 2010, a suit entitled Louis Morin v. LoJack Corp., Inc., et al was filed by a consumer in the Los Angeles County Superior Court of the State of California (Central District) alleging, amongst other claims, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code § 17200 (unfair competition) and § 17500 (false advertising), and breach of implied warranty with respect to LoJack Early Warning for motorcycles, and seeking class action status. On July 29, 2010, the Company removed the case to the United States District Court for the Central District Court of California. On August 23, 2010, the Company filed a motion to dismiss all claims, which was granted by the Court on September 27, 2010, without prejudice. The dismissal without prejudice provided the plaintiff with the opportunity to amend its complaint, and on October 25, 2010, the plaintiff filed an amended complaint, for alleged fraud, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code § 17200 (unfair competition) and § 17500 (false advertising), and breach of implied warranty and again sought class certification. On November 12, 2010, the Company filed a motion to dismiss all claims and a motion to strike certain claims. On December 28, 2010, the Court denied the Company’s motion to dismiss. The plaintiff, on behalf of the class, sought injunctive relief, restitution, disgorgement, punitive damages, and attorneys’ fees in unspecified amounts. On March 3, 2011, the plaintiff filed a motion for class certification and the Company filed its opposition to class certification on March 28, 2011.
The parties participated in a mediation hearing on March 29, 2011 and reached a settlement to resolve all claims on a class-wide basis. The settlement remains subject to preliminary and final court approval by the United States District Court for the Central District of California and notice to the class. A hearing for preliminary approval is scheduled for May 16, 2011. Pursuant to the terms of the settlement, the Company would revise its disclosures in motorcycle related marketing materials and provide class members with a twelve month extension of the terms of the Company’s Limited Recovery Warranty. The Company would also pay an enhancement award of $20,000 to the named plaintiff and would pay the plaintiffs’ attorneys’ fees and costs up to $415,000. Under the terms of the settlement, the Company would receive a release by all potential class members who do not affirmatively opt out of the settlement. Nothing in the settlement agreement constitutes an admission of any wrongdoing, liability or violation of law by the Company. Rather, the Company has signed the settlement agreement to resolve the litigation, thereby eliminating the uncertainties and expense of further protracted litigation.
We have recorded an accrual in the amount of $570,000, with respect to the terms of the settlement, including a $135,000 accrual relating to the twelve month warranty extension, which did not have a material impact on our consolidated financial position or results of operations.
New York Litigation
On October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc. against LoJack Corporation in United States District Court for the Eastern District of New York alleging breach of contract, misrepresentation, violation of the New York franchise law, and price discrimination. The plaintiff seeks damages of $10,000,000, punitive damages, interest and attorneys fees, and treble damages. On December 14, 2010, the Company filed a motion to dismiss all claims. On February 1, 2011, the plaintiff filed a motion to amend the complaint and sought to add a claim for breach of fiduciary duty. On February 15, 2011, the Company filed its opposition to the motion to amend and sought the dismissal of all claims. The parties are currently awaiting the Court’s decision. The Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.
Given the early stages of this matter, we cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation.

Brazilian Licensee Arbitration Demands
On March 21, 2011, the Company received a demand for arbitration with the American Arbitration Association. The demand was filed by Global Tracking Tech., Ltd. and Tracker do Brasil LTDA, which license the LoJack technology in Brazil. The demand alleges that the Company failed to maintain a patent for the stolen vehicle recovery system in Brazil and includes claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen Laws c. 93A. The claimant seeks $111,500,000 in damages, treble damages, and attorneys’ fees and costs.
Also on March 21, 2011, the Company received a separate demand for arbitration with the American Arbitration Association, filed by the same licensee, alleging breach of contract, breach of the implied covenant of good faith and fair dealing and violation of Mass. Gen Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimant seeks, amongst other things, $289,500,000 in actual damages, treble damages, attorneys fees, declaratory and injunctive relief.
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
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.
Safe Harbor Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 and other securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our expected liquidity, revenue, profit and capital expenditures and resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: (i) the continued and future acceptance of our products and services; (ii) our ability to obtain financing from lenders; (iii) the outcome of ongoing litigation involving the company; (iv) the rate of growth in the industries of our customers; (v) the presence of competitors with greater technical, marketing, and financial resources; (vi) our customers’ ability to access the credit markets; (vii) our ability to promptly and effectively respond to technological change to meet evolving customer needs; (viii) our ability to successfully expand our operations; and (ix) changes in general economic or geopolitical conditions. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning us, reference is made to Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
We have three separately managed and reported business segments: North America, International and All Other. Our North America segment is comprised of our domestic operation, which sells products that operate in 28 states and the District of Columbia in the United States, as well as Boomerang, a provider of stolen vehicle recovery products in Canada. Our International segment is comprised of sales of products and licenses and the ownership and operation of LoJack proprietary vehicle recovery technology in 32 countries and territories throughout Europe, Asia, Africa and Latin America and through our wholly-owned subsidiary in Italy, LoJack Italia. Our All Other segment includes LoJack SafetyNet and SCI, which are providers of technology for the tracking and rescue or recovery of people at risk and of valuable cargo and business information, respectively.
North America Segment
Our revenue in the United States is derived primarily from the sale of LoJack units, LoJack Early Warning, and extended warranty products to consumers. Approximately 87% of our sales in the United States market are made through a distribution network consisting of dealers of new and used automobiles. We believe we have strong consumer brand awareness in the United States.
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
In the second quarter of 2011, when the LoJack technology is introduced in the Canadian market, we plan on developing new selling models which we expect will have an impact on how we recognize revenue in that market.
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
LoJack SafetyNet revenue is primarily comprised of the sale of Personal Locator Units, or PLUs, and replacement parts.
Key Economic Factors and Trends and our Business
Although we have no production facilities in Japan, we do obtain materials and components from suppliers located in Japan. As a result, we continue to monitor the effects of the earthquake and resulting events in Japan and any potential impact on our supply chain and on the greater auto industry. We work closely with our suppliers to minimize any disruptions and, if required, pursue alternative sources of supply. To date, there has been no effect on our production directly attributable to the disaster in Japan and we have maintained normal production levels in the first quarter of 2011.
As the situation in Japan continues to develop, supply interruptions related to materials and components from Japan could manifest themselves in the weeks ahead. Should the supply of a key material or component from Japan be disrupted and an alternate supply not available, production of LoJack Units could be negatively impacted thereby adversely affecting our financial condition and results of operations.
The impact of the disaster in Japan is expected to affect the supply of automobiles for certain manufacturers in the worldwide market beginning in June of 2011. Should the sale of LoJack Units remain indexed to the brands experiencing the disruption our sales volumes could be negatively impacted thereby adversely affecting our financial condition and results of operations.

North America Segment
In 2010, our North American business began to stabilize after being adversely affected by the general economic climate. The turnaround of the United States auto industry which was uneven during 2010 appeared to stabilize in the first quarter of 2011. The seasonally adjusted annual rate, or SAAR, improved to approximately 11.5 million new vehicles in 2010 with industry experts now estimating new vehicle sales to be upwards of 13.0 million new vehicles for 2011. The availability of credit, expanded lease offerings and aggressive incentives offered by auto manufacturers have driven increased consumer purchases. The auto market in the U.S. has experienced some brand rotation, in that brands with which our penetration rates have been historically high are growing more slowly than brands where we have lower penetration rates. LoJack’s unit volume performance in the U.S. has improved but not proportionately to the retail market trends due to the shift in auto brand popularity. The growth in leased vehicles coupled with the growth in auto brands where LoJack has typically had low penetration provides an opportunity for new sources of sustained income for us.
We have developed and are investing in new sales programs to address the growth in leased vehicles as well as those auto brands where LoJack has relatively low penetration. We are strategically restructuring our relationships with targeted dealers to make it easier for them to sell our solutions, increase their profits and create a new business model. We continue to develop arrangements with major finance companies to help improve the availability of credit for consumers to ensure that the LoJack Unit and related products can continue to be financed as a part of the purchase price of the vehicle. We are also implementing a more robust system interface with our dealers and are offering expanded services to our dealers to generate higher penetration rates and stronger long term relationships.
Our business in Canada has been adversely affected by performance of the technology since the conversion from an analog to digital infrastructure. As a result, management decided to and has built out the necessary infrastructure to launch the LoJack technology in our Canadian market during the first quarter of 2011.
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
International Segment
Our international business stabilized in 2010 as our licensees returned to more normalized purchasing patterns and their orders reflected increased demand for our products. Our results from our International segment reflected the growth in sales across our licensees, particularly those in Africa and Latin America. Additionally, some of our licensees have begun to take delivery of our new self-powered product. In the past, we have experienced some seasonal fluctuation in the business, primarily with respect to the International segment, with sales in many of our international markets tending to be higher in the fourth quarter of the year to meet demand caused by insurance mandates. First quarter sales have tended to be the lowest. As a result, revenue and operating results for the first quarter typically have been lower than other quarters. The level of revenue in the first quarter of 2011 for international business is consistent with historical seasonality trends.
Our business in Italy is continuing to gain traction and delivered growth in terms of both revenue and subscribers during 2010 and the first quarter of 2011. While we entered 2010 with approximately 3,000 subscribers in Italy, we added 10,000 net new subscribers during the year ended December 31, 2010. We continued at that pace, adding an additional 2,000 net new subscribers in Italy during the quarter ended March 31, 2011.
All Other Segment
The challenges we have faced in the automotive sector have reinforced the importance of our diversification efforts, which include the extension of the LoJack brand and the introduction of products for cargo and people at risk.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies and estimates which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition and deferred revenue, accounts receivable, valuation of investments, and income taxes. These critical accounting policies and estimates are the same as those detailed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations for the three months ended March 31, 2011 versus the three months ended March 31, 2010
Revenue
Revenue for the three months ended March 31, 2011 decreased by $449,000 as compared to the same period in 2010. The following table presents revenue by our segments (in thousands):

	Three Months Ended
	March 31,		Percentage Change
	2011	2010	2011 vs. 2010
North America	$22,367	$23,052	(3)%
International	7,214	6,873	5
All Other	758	863	(12)

Total revenue	$30,339	$30,788	(1)%

Revenue related to our North America segment decreased by $685,000 for the three months ended March 31, 2011, as compared to the same period in 2010.
Revenue for our dealer channel was flat when compared to the same period in 2010. Revenue for our heavy equipment, or commercial, channel increased 38% over the prior period. Our motorcycle and our direct distribution channels in the United States market saw revenue declines of 15% and 27%, respectively, as compared to the same period in 2010.
The activity that resulted in a 3% decrease in our North America segment revenue for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily attributable to:
•
A decrease of $412,000, or 3%, in revenue from LoJack units, primarily due to a 10% decrease in the average revenue per unit sold, partially offset by a 7% increase in the number of units sold as compared to the same period in 2010;

•
A decrease of $376,000, or 12%, in Boomerang unit and service revenue, driven by a 60% decrease in the number of base units sold from 2,600 to 1,100, partially offset by a 15% increase in the average revenue per unit, and a decrease of 3% in service revenue driven by a 8% decline in the average number of subscribers to 61,000 subscribers for the three months ended March 31, 2011; and

•
A decrease of $576,000 in all other revenue including a decrease of $76,000 in revenue from the motorcycle channel, a decrease of $66,000 in royalty revenue, a decrease of $208,000 relating to increased sales referral discounts offered to our dealers and a decrease of $311,000 in revenue generated from repairs and inspections, partially offset by an increase of $85,000 in other revenue items.

The decrease in revenue from our North America segment for the three months ended March 31, 2011 as compared to the same period in 2010 was partially offset by an increase of $679,000, or 15%, in the recognition of deferred revenue from our Early Warning and warranty products.
Revenue related to our International segment increased $341,000 for the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to:
•
An increase of $309,000, or 5%, in product revenue from our licensees and Italy due to a 2,700 increase in the number of units sold in the first quarter of 2011 compared to the same period in 2010, combined with a 2% increase in average revenue per unit; and

•	An increase of $34,000, or 5%, in revenue from infrastructure, royalty, license fee, and other revenue.
Revenue related to our All Other segment decreased $105,000 for the three months ended March 31, 2011 compared to the same period in 2010. The decrease was primarily the result of a decrease in SafetyNet product shipments to Project Lifesaver during the three months ended March 31, 2011, compared to the same period in 2010. The decrease in SafetyNet revenue for the three months ended March 31, 2011 as compared to the same period in 2010 was partially offset by an increase of $56,800, or 9%, in the revenue from SCI.

Cost of Goods Sold
The following table presents cost of goods sold by our segments (in thousands):

	Three Months Ended
	March 31,		Percentage Change
	2011	2010	2011 vs. 2010
North America	$11,308	$12,256	(8)%
International	3,730	3,705	1
All Other	261	371	(30)

Total cost of goods sold	$15,299	$16,332	(6)%

As a percentage of total revenue, total cost of goods sold was 50% and 53% for the three months ended March 31, 2011 and 2010, respectively.
As a percentage of North America revenue, cost of goods sold relating to our North America segment was 51% and 53% for the three months ended March 31, 2011 and 2010, respectively. The decrease in cost of goods sold as a percentage of revenue is due to higher margins on products sold for the three months ended March 31, 2011, driven by the product mix with more sales in the commercial, or heavy equipment channel and fewer sales through the bulk installation program through the dealer channel compared to the same period in 2010.
As a percentage of International revenue, cost of goods sold relating to our International segment was 52% and 54% for the three months ended March 31, 2011 and 2010, respectively. The decrease in cost of goods sold as a percentage of revenue from the prior year reflects the mix of sales between product, royalty and infrastructure components, which have differing margins.
As a percentage of revenue, our cost of goods sold associated with the All Other segment for the three months ended March 31, 2011 and 2010 was 34% and 43%, respectively.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Three Months Ended
	March 31,		Percentage Change
	2011	2010	2011 vs. 2010
Product development	$1,449	$1,924	(25)%
Sales and marketing	6,585	7,469	(12)
General and administrative	7,983	9,242	(14)
Depreciation and amortization	1,666	1,735	(4)

Total operating expenses	$17,683	$20,370	(13)%

Product Development
As a percentage of total revenue, product development expenses were 5% and 6% for the three months ended March 31, 2011 and 2010, respectively.
Product development expenses decreased $475,000 for the three months ended March 31, 2011 as compared to the same period in 2010, primarily due to a decrease of $407,000 in compensation expenses related to workforce reductions completed in the second quarter of 2010.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 22% and 24% for the three months ended March 31, 2011 and 2010, respectively.

The decrease of $884,000 of sales and marketing expenses for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily attributable to:
•
Decreased compensation expenses of $420,000 as compared to the same period in 2010, including $591,000 of lower salary expense caused by workforce reductions completed in the second quarter of 2010, partially offset by increased sales commissions of $292,000;

•	Decreased travel expenses of $135,000 as compared to the same period in 2010; and
•	Decreased advertising expenses of $120,000 due to management’s decision to reduce advertising expenses as a cost saving measure.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 26% and 30% for the three months ended March 31, 2011 and 2010, respectively.
The decrease of general and administrative expenses of $1,259,000, for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily attributable to:
•	Decreased compensation expenses of $874,000 related to workforce reductions completed in the second quarter of 2010;
•	Decreased sales taxes expense of $402,000 due to the reversal of a prior year accrual for custom tariffs no longer owed;
•	Decreased consulting expenses of $252,000 associated with consulting fees paid to establish a strategic marketing plan having only been included in the three months ended March 31, 2010;
•
Decreased administrative expenses of $153,000 in our All Other segment primarily related to lower professional services and compensation expenses at SCI related to workforce reductions completed in 2010; and

•
Decreased miscellaneous expenses of $338,000 which is the difference between the amount accrued during the three months ended March 31, 2010 for a loss contingency related to wage and hour related litigation in California and the accrual recorded during the three months ended March 31, 2011 for the settlement of the consumer claims litigation in California discussed in Part II, Item 1, “Legal Proceedings”;

The decrease in general and administrative expenses for the three months ended March 31, 2011 as compared to the same period in 2010 was partially offset by increased legal expenses of $790,000 which were primarily attributable to the costs associated with the litigation discussed in Part II, Item 1, “Legal Proceedings.”
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expenses were 5% and 6% for the three months ended March 31, 2011 and 2010, respectively.
Depreciation and amortization expenses decreased by $69,000, for the three months ended March 31, 2011 as compared to the same period in 2010. The decrease is primarily related to certain assets being fully depreciated during 2010 and the three months ended March 31, 2011.
Other Income (Expense)
The following table presents our other income (expense) (in thousands):

	Three Months Ended
	March 31,		Percentage Change
	2011	2010	2011 vs. 2010
Interest income	$730	$97	653%
Interest expense	(164)	(173)	(5)
Other income	666	414	61

Total other income	$1,232	$338	264%

Total other income for the three months ended March 31, 2011 increased by $894,000 as compared to the same period in 2010. This change is primarily attributable to the following:
•
Increased interest income of $633,000, which is primarily attributable to $676,000 of interest received on our licensee receivable balances in 2011 which is only recognized upon collection, offset by lower interest rates earned on our average cash balances;

•	Decreased interest expense of $9,000, which is primarily attributable to a lower average debt balance partially offset by higher interest rates; and
•
Increased other income of $252,000 which is primarily attributable to a $765,000 increase in gains related to foreign currency transactions, offset by a $513,000 decrease in the income associated with our marketable securities, primarily related to the valuation of the Absolute common stock we hold and the investments in our deferred compensation plan.

Provision for Income Taxes
We recorded a $221,000 provision for income taxes for the three months ended March 31, 2011, largely comprised of a provision for income taxes for our Brazilian subsidiary. The effective income tax rate for the three month period ended March 31, 2011 was lower than our federal statutory rate in large part because no U.S. income tax benefit was recorded with respect to the losses in the U.S. for the three months ended March 31, 2011 due to the valuation allowance on our net U.S. deferred tax assets that was established in the quarter ended June 30, 2010 and our unbenefited foreign losses. Unbenefited foreign losses are pre-tax losses in foreign jurisdictions for which we record no foreign tax benefit. Additionally, our favorable tax rate in Ireland contributed to a low provision for income taxes for the three month period ended March 31, 2011.
Net Loss Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net loss attributable to LoJack Corporation decreased by $3,972,000 from a net loss of $5,578,000 for the three months ended March 31, 2010, to a net loss of $1,606,000 for the three months ended March 31, 2011. For the three months ended March 31, 2011, the net loss per share attributable to LoJack Corporation was $0.09 per diluted share as compared to a net loss of $0.32 per diluted share in the same period in 2010.
Recently Adopted Accounting Guidance
In January 2010, the FASB revised accounting standards related to fair value measurements to expand disclosure requirements to include significant transfers of assets and liabilities in and out of Level 1 and Level 2 fair value measurements and the reasons for those transfers, as well as a gross presentation of purchases, sales, issuances and settlements within the rollforward of changes in Level 3 assets and liabilities. The revised standards also provide clarification to existing fair value disclosure requirements related to the level of disaggregation and disclosure about inputs and valuation techniques. Most of these revised accounting standards were effective and adopted by us in the first quarter of 2010 and had no impact on the consolidated balance sheet, statement of operations, or statement of cash flows. Certain requirements related to the gross presentation of activity in the rollforward of changes in Level 3 assets and liabilities became effective for fiscal years beginning after December 15, 2010 and for interim reporting periods within those fiscal years.
In September 2009, the FASB issued ASU No. 2009-13 (previously Emerging Issues Task Force, or EITF, Issue No. 08-1, Revenue Arrangements with Multiple Deliverables) as codified in ASC 605, Revenue Recognition, or ASC 605. ASC 605 provides greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement. In addition, ASC 605 requires the use of estimated selling price to allocate arrangement considerations, therefore eliminating the use of the residual method of accounting. ASC 605 became effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Earlier application is permitted. The adoption of ASC 605 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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
On August 10, 2010, SCI issued a one year, 11% interest Convertible Promissory Note totaling $400,000 to its shareholders. As a 64% holder of SCI, a $254,000 note was issued to LoJack Corporation and is considered an intercompany loan, eliminated in consolidation. The remaining $146,000 due to the noncontrolling holders of SCI is considered a third-party loan and as such is classified as short-term debt on our consolidated balance sheet.
On December 29, 2009, we entered into a two year multicurrency revolving credit agreement, or the Credit Agreement, with RBS Citizens, N.A., as Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multicurrency revolving credit facility in the maximum amount of USD $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate currencies). We have the right to increase the aggregate amount available to be borrowed under the Credit Agreement to USD $50,000,000, subject to certain conditions, including consent of the lenders.
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
As of March 31, 2011, we had a total of CAD $11,288,000 (USD $11,642,000) outstanding borrowings under the Credit Agreement. Of the outstanding borrowings at March 31, 2011, a total of CAD $9,300,000 (USD $9,592,000) were denominated in Canadian Dollars and CAD $1,988,000 (USD $2,050,000) were denominated in US Dollars. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rates in effect as of March 31, 2011 were 4.1% for the Canadian Dollar denominated borrowings and 3.3% for the US Dollar denominated borrowings. As of March 31, 2011, we also had three outstanding irrevocable letters of credit in the aggregate amount of $1,313,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends is permitted but is limited only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of loans under the facility. At March 31, 2011, based upon the borrowing base calculation, we had borrowing availability of $18,367,000. At March 31, 2011, we were in compliance with all financial covenants in the Credit Agreement.
The Credit Agreement terminates on January 10, 2014, at which point all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our United States domestic subsidiaries and certain Canadian subsidiaries and is secured by all domestic assets, including our intellectual property and a pledge of 100% of the stock of Boomerang and 65% of the capital stock of LoJack Ireland.
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
On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock under a trading plan intended to comply with Rule 10b5-1 under the Securities Exchange Act or 1934, or Exchange Act, and additionally renewed the remaining management discretion authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. We did not repurchase any shares under the stock repurchase plan in the first quarter of 2011 and given the current capital market environment, we do not expect to repurchase any stock under the repurchase program in 2011. At March 31, 2011, 1,681,778 shares remained available for repurchase under our 2006 repurchase plan.

We expect our initiative to own and operate the Italian stolen vehicle recovery network, expand the LoJack SafetyNet business in the United States, Boomerang’s and SCI’s operating cash deficits, combined with our longer term international investment requirements and domestic expansion, to be funded using existing cash, cash flows from operations and, if needed, our existing credit facility.
We expect capital expenditures for 2011 to be between $4,000,000 and $6,000,000 which we expect to fund out of our existing working capital, which was $50,710,000 as of March 31, 2011 and included $52,153,000 of cash and cash equivalents. Non-discretionary capital expenditures budgeted for 2011 include: $2,500,000 to $3,000,000 for enhancement of our core tracking and recovery technology; and $500,000 to $1,000,000 for enhancements to our internal systems and technology infrastructure. Discretionary expenditures for 2011, which could be delayed to a future period, include $1,000,000 to $2,000,000 for additional hardware infrastructure and system upgrades. However, we currently have no plans to delay these projects or reduce these spending levels. For the quarter ended March 31, 2011, we had capital expenditures of $693,000.
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

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cash provided (used) by:
Operating activities	$(1,155)	$(2,934)
Investing activities	(593)	454
Financing activities	2,545	(2,820)
Effect of exchange rate changes on cash	(433)	(109)

Increase (decrease) in cash and cash equivalents	$364	$(5,409)

Cash used by operating activities decreased by $1,779,000 during the three months ended March 31, 2011, compared to the same period in 2010. The decrease was primarily attributable to a net increase of $3,287,000 in earnings excluding non cash items, partially offset by an increase in cash used by other working capital items of $1,508,000.
Investing activities used $593,000 of cash during the three months ended March 31, 2011, as compared to providing $454,000 of cash during the same period in 2010. The $1,047,000 change was primarily due to a decrease in the net proceeds from our marketable securities activity of $1,223,000, a decrease in restricted cash activity of $503,000, partially offset by a decrease in capital expenditures of $679,000.
Financing activities provided $2,545,000 of cash during the three months ended March 31, 2011, as compared to using $2,820,000 of cash during the same period in 2010. The $5,365,000 change was primarily attributable to a decrease in the repayment, net of proceeds, of our debt and short term borrowings of $5,207,000 under our existing Credit Agreement, an increase of $40,000 received in connection with stock options exercised during the quarter, and a decrease in tax withholding related to stock grants and lapses of $118,000.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have limited exposure to market risk due to the nature of the financial instruments carried on our consolidated balance sheet. Our financial instruments as of March 31, 2011 consisted of cash and cash equivalents, restricted cash, marketable securities, other assets, accounts receivable, accounts payable, accrued liabilities, long-term debt and credit facilities. Our financial position is subject to market risk, including, but not limited to, changes in the value of financial instruments including those resulting from changes in interest rates, foreign currency exchange rates and market valuation. As of March 31, 2011, the fair value of these financial instruments approximated their carrying values.
We are exposed to changes in interest rates primarily through amounts outstanding under our Credit Agreement. As of March 31, 2011, we analyzed the effect of interest rates on our variable-rate Credit Agreement, for which there was CAD $11,288,000 (equivalent to USD $11,642,000) of outstanding borrowings as of March 31, 2011. Based on the outstanding borrowings under the agreement at March 31, 2011, a 1% increase in the interest rate would result in an additional $116,000 of annual interest expense.
We are subject to foreign currency risk through our international operations. As of March 31, 2011, we held cash denominated in foreign currencies, primarily in Euro, Canadian Dollar, and Brazilian Real. These assets accounted for approximately 10% of our total cash and cash equivalents at March 31, 2011. We translate accounts for subsidiaries whose functional currency is not the US Dollar using exchange rates in effect at period-end for assets and liabilities, and exchange rates averaged over the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the consolidated statement of operations. As a result, both positive and negative currency fluctuations against the US Dollar may affect our results of operations and accumulated other comprehensive income. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of our International segment revenue is denominated in US Dollars. This situation may change in the future if revenue earned and expenses incurred denominated in foreign currencies increases.
We manage future foreign exchange risk exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge is cost effective. As of March 31, 2011, we had no derivative contracts outstanding. We do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off balance sheet financing transactions. We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.

We are exposed to market valuation risks related to securities we hold that are carried at fair value. Our marketable securities consist of Absolute common stock carried at fair value in the financial statements. Significant changes in the market price of Absolute’s common stock could result in significant changes in other income (expense). Based on the 366,500 shares held as of March 31, 2011, a $1.00 change in the market price of Absolute’s common stock would result in a $367,000 increase/decrease in the fair value of the shares. Our other assets include our investment in our French licensee, in the form of a publicly traded common stock, accounted for as an available-for-sale security and valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. During the quarter ended March 31, 2011, we recorded $71,000 in unrealized losses in accumulated other comprehensive income. Realized gains and losses on available-for-sale securities are included in other income (expense). No realized gains or losses were recorded for the quarter ended March 31, 2011.
As of March 31, 2011 we held $52,153,000 of cash and cash equivalents. Of this balance, $5,218,000, or 10%, is denominated in foreign currencies, including the Canadian Dollar, Euro and Brazilian Real. The remaining $46,935,000, or 90%, is denominated in US Dollars. At March 31, 2011, $26,794,000, or 51%, of our total cash and cash equivalents balance was held in money market accounts, with the remaining $25,359,000 held in traditional deposit accounts.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
As of March 31, 2011, we were subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
California Class Action Litigations
Employee Claims
In April 2006, a suit entitled Mike Rutti vs. LoJack Corporation, Inc. was filed in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status (the “Federal Court Case”). In September 2007, our motion for summary judgment was granted and the district court dismissed all of the plaintiff’s federal law claims. The plaintiff appealed the dismissal to the Ninth Circuit Court of Appeals and in August 2009, the Ninth Circuit affirmed the district court’s grant of summary judgment on all claims except as to the claim for compensation for the required postliminary data transmission, or the data transmission claim, for which the dismissal was vacated. The plaintiff filed a petition for rehearing to the Ninth Circuit and on March 2, 2010, the Ninth Circuit affirmed the district court’s grant of summary judgment on all claims except as to (a) the claim for compensation for commuting under state law and (b) the data transmission claim, which are the two remaining claims. The plaintiff seeks to pursue the claim for compensation for commuting time in the State Court Case referenced below. The plaintiff moved for conditional class certification for the data transmission claim and on January 14, 2011, the District Court for the Central District of California granted the plaintiff’s motion for conditional certification. Trial for this claim in federal court is currently scheduled for November 2011.
Due to the dismissal of the plaintiff’s claims in federal court in September 2007 as discussed above, in November 2007, the plaintiff also filed Mike Rutti, Gerson Anaya vs. LoJack Corporation, Inc. comprising its state law claims in California State Court (the “State Court Case”). In June 2009, the California State Court granted class certification with respect to nine claims and denied class certification with respect to five claims. The Company appealed this decision and on March 26, 2010, the California State Appellate Court granted our appeal in part, denying certification with respect to certain claims and affirming certification with respect to other claims, including claims related to meal and rest breaks, postliminary data transmission, and time traveling to UPS stores. There are currently six claims class certified in this State Court Case.
In both the Federal and State Court Cases, the plaintiff, on behalf of the class, seeks unpaid wages, penalties, interest and attorneys’ fees.
On February 14, 2011, the Company filed a Notice of Removal to remove this State Court Case to Federal Court, thereby requesting to consolidate both the Federal and State Court Cases to be heard in Federal Court and the plaintiff filed for a motion to remand the Federal Court Case to State Court. On April 15, 2011, the United States District Court for the Central District of California granted the plaintiff’s motion to remand the State Court Case to the California State Court. On April 29, 2011, the Company filed a petition for leave to appeal the decision to remand. The parties are currently awaiting the Ninth Circuit’s determination as to whether it will hear the appeal.
The Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.

Consumer Claims
On June 15, 2010, a suit entitled Louis Morin v. LoJack Corp., Inc., et al was filed by a consumer in the Los Angeles County Superior Court of the State of California (Central District) alleging, amongst other claims, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code § 17200 (unfair competition) and § 17500 (false advertising), and breach of implied warranty with respect to LoJack Early Warning for motorcycles, and seeking class action status. On July 29, 2010, the Company removed the case to the United States District Court for the Central District Court of California. On August 23, 2010, the Company filed a motion to dismiss all claims, which was granted by the Court on September 27, 2010, without prejudice. The dismissal without prejudice provided the plaintiff with the opportunity to amend its complaint, and on October 25, 2010, the plaintiff filed an amended complaint, for alleged fraud, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code § 17200 (unfair competition) and § 17500 (false advertising), and breach of implied warranty and again sought class certification. On November 12, 2010, the Company filed a motion to dismiss all claims and a motion to strike certain claims. On December 28, 2010, the Court denied the Company’s motion to dismiss. The plaintiff, on behalf of the class, sought injunctive relief, restitution, disgorgement, punitive damages, and attorneys’ fees in unspecified amounts. On March 3, 2011, the plaintiff filed a motion for class certification and the Company filed its opposition to class certification on March 28, 2011.
The parties participated in a mediation hearing on March 29, 2011 and reached a settlement to resolve all claims on a class-wide basis. The settlement remains subject to preliminary and final court approval by the United States District Court for the Central District of California and notice to the class. A hearing for preliminary approval is scheduled for May 16, 2011. Pursuant to the terms of the settlement, the Company would revise its disclosures in motorcycle related marketing materials and provide class members with a twelve-month extension of the terms of the Company’s Limited Recovery Warranty. The Company would also pay an enhancement award of $20,000 to the named plaintiff and would pay the plaintiffs’ attorneys’ fees and costs up to $415,000. Under the terms of the settlement, the Company would receive a release by all potential class members who do not affirmatively opt out of the settlement. Nothing in the settlement agreement constitutes an admission of any wrongdoing, liability or violation of law by the Company. Rather, the Company has signed the settlement agreement to resolve the litigation, thereby eliminating the uncertainties and expense of further protracted litigation.
New York Litigation
On October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc. against LoJack Corporation in United States District Court for the Eastern District of New York alleging breach of contract, misrepresentation, violation of the New York franchise law, and price discrimination. The plaintiff seeks damages of $10,000,000, punitive damages, interest and attorneys fees, and treble damages. On December 14, 2010, the Company filed a motion to dismiss all claims. On February 1, 2011, the plaintiff filed a motion to amend the complaint and sought to add a claim for breach of fiduciary duty. On February 15, 2011, the Company filed its opposition to the motion to amend and sought the dismissal of all claims. The parties are currently awaiting the Court’s decision. The Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.
Brazilian Licensee Arbitration Demands
On March 21, 2011, the Company received a demand for arbitration with the American Arbitration Association. The demand was filed by Global Tracking Tech., Ltd. and Tracker do Brasil LTDA, which license the LoJack technology in Brazil. The demand alleges that the Company failed to maintain a patent for the stolen vehicle recovery system in Brazil and includes claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen Laws c. 93A. The claimant seeks $111,500,000 in damages, treble damages, and attorneys’ fees and costs.
Also on March 21, 2011, the Company received a separate demand for arbitration with the American Arbitration Association, filed by the same licensee, alleging breach of contract, breach of the implied covenant of good faith and fair dealing and violation of Mass. Gen Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimant seeks, amongst other things, $289,500,000 in actual damages, treble damages, attorneys fees, declaratory and injunctive relief.
The Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.

Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition, or future results. The following updates our risk factors included in our 2010 Form 10-K:
Production and supply chain disruptions caused by the earthquake and tsunami that struck Japan in March 2011 could materially adversely impact our sales.
The earthquake and tsunami that struck Japan on March 11, 2011 have caused significant production and supply chain disruptions for automotive manufacturers which have resulted in significantly reduced new vehicle production by Japanese manufacturers, both in and outside of Japan. These disruptions could also impact non-Japanese manufacturers, since many of them rely on components produced in Japan. Any reduction in the availability of new vehicles to automotive dealers could adversely affect the sales of our LoJack products. In addition, the subsequent effects of the supply chain disruptions could adversely affect our ability to obtain components used in the manufacture of our LoJack stolen vehicle recovery units and/or may affect the price at which we may be able to obtain such components. The duration of these disruptions, and the resulting impact on our business, are uncertain at this time, and there can be no assurance that such disruptions will not have a material adverse impact on sales and/or results of operations.

Item 6. Exhibits
(a) Exhibits

Exhibit
No.		Description
3.1
Amended and Restated Bylaws of LoJack Corporation (as adopted on February 11, 2011) (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2011, File No. 001-08439).

10.1
Second Amendment to Credit Agreement dated as of December 29, 2010 by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on January 4, 2011, File No. 001-08439).

31.1	*	Rule 13a-14(a)/15(d)-14(a) Certification.
31.2	*	Rule 13a-14(a)/15(d)-14(a) Certification.
32	**	Certification Pursuant to 18 U.S.C. Section 1350.

*	Indicates an exhibit which is filed herewith.

**	Indicates an exhibit which is furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation Registrant
Date: May 9, 2011	By:	/s/ Richard T. Riley
Richard T. Riley
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2011	By:	/s/ Timothy P. O’Connor
Timothy P. O’Connor
Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)