Form 10-K/A
period 2010-12-31
LOJACK CORP
filed 2011-06-28
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 001-08439

LOJACK CORPORATION
(Name of Registrant as Specified in its Charter)

Massachusetts (State or Other Jurisdiction of Incorporation or Organization)	04-2664794 (IRS Employer Identification No.)

200 Lowder Brook Drive, Suite 1000 Westwood, Massachusetts (Address of Principal Executive Offices)	02090 (Zip Code)
(781) 251-4700
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value Preferred Share Purchase Rights (Title of Each Class)	NASDAQ Global Select Market (Name of Exchange on Which Registered)
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

In this Amendment No. 1 to the Annual Report on Form 10-K, and unless the context otherwise requires, the terms “LoJack,” “we,” “our” and “us” refer to LoJack Corporation and its subsidiaries.
EXPLANATORY NOTE
We are filing this Amendment No. 1 to our Annual Report on Form 10-K, or Form 10-K/A, to amend Exhibit 10CC to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, or the Annual Report, which was originally filed with the Securities and Exchange Commission on March 14, 2011.
Exhibit 10CC to the Annual Report is hereby deleted in its entirety and replaced with Exhibit 10CC, filed herewith, to disclose certain additional information previously redacted pursuant to a request for confidential treatment by LoJack.
In addition, we are filing or furnishing, as indicated in this Form 10-K/A, as exhibits certain currently dated certifications.
Except as described in the preceding paragraphs, we do not purport by this Form 10 K/A to update any of the information contained in the Annual Report.

ITEM 15	— EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b) Exhibits

3A		Amended and Restated By-Laws (incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 17, 2011, File No. 001-08439).

3B		Restated Articles of Organization, as amended (incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 13, 2004, File No. 001-08439).

4A		Amended Specimen Share Certificate (incorporated by reference to Exhibit 4A to File No. 2-98609).

10A	++
Restated and Amended Stock Incentive Plan, as restated February 28, 2001, and as amended on October 11, 2001 and December 23, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on February 17, 2011, File No. 001-08439 (“2002 Form 10-K”)).

10B	++	Form of Senior Management Option Agreement (incorporated by reference to the 2002 Form 10-K).

10C	++	Form of Non-Employee Director Option Agreement (incorporated by reference to the 2002 Form 10-K).

10D	++
LoJack Corporation 2003 Stock Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 26, 2004, File No. 001-08439 (the “2003 Form 10-K”)).

10E	++	Form of LoJack Corporation 2003 Stock Incentive Plan Stock Option Agreement (incorporated by reference to the 2003 Form 10-K).

10F
Boomerang Tracking Inc. Amendment to the Bell Mobility Contract (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 15, 2005, File No. 001-08439).

10G	++	Forms of Single and Double Trigger Change of Control Agreements. (incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 27, 2006, File No. 001-08439).

10H
Preferred Stock Purchase Agreement by and between SCIN, Inc. and LoJack Corporation dated October 12, 2006. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 9, 2006, File No. 001-08439).

10I	++
Retirement and Noncompetition Agreement by and between Joseph F. Abely and LoJack Corporation, dated November 17, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 21, 2006, File No. 001-08439).

10J	++	Amendment No. 5 to the LoJack Corporation 2003 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 5, 2007, File No. 001-08439).

10K	++
LoJack Corporation Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 20, 2008, File No. 001-08439).

10L	++
2009 Amendment to the LoJack Corporation Amended and Restated Non-Qualified Deferred Compensation Plan as of January 1, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 31, 2009, File No. 001-08439).

10M	++
2010 Amendment to the LoJack Corporation Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 17, 2010, File No. 001-08439).

10N
Agreement for the Manufacturing & Supply of VLU 5 Products, by and between Plextek Limited, LoJack Equipment Ireland Limited, and LoJack Operating Company LP, effective January 1, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 12, 2008, File No. 001-08439 (portions of this exhibit have been omitted pursuant to a grant of confidential treatment)).

10O	++	LoJack Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement dated April 9, 2008, filed on April 9, 2009, File No. 001-08439).

10P	++	Amendment to the LoJack Corporation 2008 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 27, 2009, File No. 001-08439).

10Q	++	Form of LoJack Corporation 2008 Stock Incentive Plan Stock Option Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 22, 2008, File No. 001-08439).

10R	++	Form of LoJack Corporation 2008 Stock Incentive Plan Restricted Stock Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 22, 2008, File No. 001-08439).

10S	++
Form of LoJack Corporation 2008 Stock Incentive Plan Restricted Stock Agreement (Incentive Stock) (incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 22, 2008, File No. 001-08439).

10T	++
Second Amendment to 2008 Restatement of the LoJack Corporation 401(k) Retirement Plan effective as of January 1, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 31, 2009, File No. 001-08439).

10U	++	Summary of LoJack Corporation Director Compensation (incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 27, 2009, File No. 001-08439).

10V	++	LoJack Corporation Annual Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 17, 2010, File No. 001-08439).

10W	++
Retirement Agreement dated August 19, 2009 between LoJack Corporation and Mr. William R. Duvall (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 13, 2009, File No. 001-08439).

10X
Multicurrency Revolving Credit Agreement dated as of December 29, 2009 by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 5, 2010, File No. 001-08439).

10Y
First Amendment to Credit Agreement dated as of June 30, 2010 by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 1, 2010, File No. 001-08439).

10Z
Second Amendment to Credit Agreement dated as of December 29, 2010 by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 4, 2011, File No. 001-08439).

10AA
Pledge Agreement dated September 22, 2009 between LoJack Corporation and certain affiliates and RBS Citizens, National Association (incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 23, 2009, File No. 001-08439).

10BB	++
Retirement Agreement dated February 17, 2010 by and between Mr. Thomas A. Wooters and LoJack Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2010, File No. 001-08439).

10CC	*
Agreement for Manufacture, between LoJack Corporation and LoJack Equipment Ireland Limited and Celestica Corporation, effective November 25, 2010 (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

21		Subsidiaries of the Registrant (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 14, 2011, File No. 001-08439).

31.1	*	Rule 13a-14(a)/15(d)-14(a) Certification.

31.2	*	Rule 13a-14(a)/15(d)-14(a) Certification.

32	**	Certification Pursuant to 18 U.S.C Section 1350.

*	Indicates an exhibit which is filed herewith.

**	Indicates an exhibit which is furnished herewith.

++	Indicates an exhibit which constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LOJACK CORPORATION
(Registrant)

By:	/s/ Richard T. Riley Richard T. Riley
Chairman, President and Chief Executive Officer
Date: June 28, 2011