Form 10-Q
period 2011-06-30
LOJACK CORP
filed 2011-08-09
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company.” See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 2, 2011, there were 18,452,030 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,715	$51,789
Restricted cash	—	175
Marketable securities at fair value	1,614	1,365
Accounts receivable, net of allowances of $2,918 and $3,534, respectively	20,033	26,897
Inventories	9,423	8,506
Prepaid and other expenses	3,611	4,036
Prepaid and receivable income taxes	815	657
Deferred income taxes	308	308

Total current assets	89,519	93,733
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $49,361 and $46,206 respectively	12,896	15,114
DEFERRED INCOME TAXES	111	101
INTANGIBLE ASSETS—NET	122	294
GOODWILL	1,717	1,717
OTHER ASSETS—NET	10,629	11,352

TOTAL ASSETS	$114,994	$122,311

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term debt	$146	$146
Accounts payable	6,198	7,097
Accrued and other liabilities	9,625	11,111
Current portion of deferred revenue	20,070	21,824
Accrued compensation	3,124	4,681

Total current liabilities	39,163	44,859
LONG TERM DEBT	9,850	8,798
DEFERRED REVENUE	27,578	28,834
DEFERRED INCOME TAXES	308	308
OTHER ACCRUED LIABILITIES	3,591	3,503
ACCRUED COMPENSATION	1,318	1,633

Total liabilities	81,808	87,935

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)
EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding 18,456,794 at June 30, 2011 and 18,296,959 at December 31, 2010	184	183
Additional paid-in capital	21,272	19,968
Accumulated other comprehensive income	5,649	6,713
Retained earnings	6,306	7,691

Total LoJack Corporation equity	33,411	34,555
Noncontrolling interest in subsidiary	(225)	(179)

Total equity	33,186	34,376

TOTAL LIABILITIES AND EQUITY	$114,994	$122,311

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenue	$33,521	$37,351	$63,860	$68,139
Cost of goods sold	16,412	17,853	31,711	34,184

Gross profit	17,109	19,498	32,149	33,955

Costs and expenses:
Product development	1,231	1,783	2,679	3,707
Sales and marketing	6,616	8,387	13,202	15,856
General and administrative	7,539	8,788	15,521	18,030
Depreciation and amortization	1,672	2,002	3,338	3,737

Total	17,058	20,960	34,740	41,330

Operating income (loss)	51	(1,462)	(2,591)	(7,375)

Other income (expense):
Interest income	90	170	820	266
Interest expense	(164)	(174)	(328)	(348)
Other, net	603	(812)	1,268	(398)

Total	529	(816)	1,760	(480)

Income (loss) before provision for income taxes	580	(2,278)	(831)	(7,855)
Provision for income taxes	380	16,125	601	16,208

Net income (loss)	200	(18,403)	(1,432)	(24,063)
Less: Net loss attributable to the noncontrolling interest	(21)	(204)	(47)	(286)

Net income (loss) attributable to LoJack Corporation	$221	$(18,199)	$(1,385)	$(23,777)

Net income (loss) per share attributable to LoJack Corporation:
Basic	$0.01	$(1.05)	$(0.08)	$(1.37)

Diluted	$0.01	$(1.05)	$(0.08)	$(1.37)

Weighted average shares:
Basic	17,596,872	17,338,904	17,564,203	17,305,941

Diluted	17,991,562	17,338,904	17,564,203	17,305,941

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,432)	$(24,063)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	1,325	2,265
Depreciation and amortization	3,540	4,056
Non cash revenue from warrants	(523)	(211)
Allowance for doubtful accounts	(830)	340
Deferred income taxes	(10)	15,576
Loss on disposal of property and equipment	12	1
Gain on marketable securities	—	(53)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	7,820	3,193
Inventories	(844)	(37)
Prepaid and other expenses	500	(399)
Prepaid and receivable income taxes	(156)	1,036
Other assets	(153)	(7)
Accounts payable	(928)	(702)
Accrued and other liabilities	(3,140)	4,205
Deferred revenue	(2,556)	(2,602)

Net cash provided by operating activities	2,625	2,598

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,031)	(2,258)
Purchase of marketable securities	—	(193)
Proceeds from the sale of marketable securities	—	1,223
Other	12	—
Restricted cash	175	603

Net cash used by investing activities	(844)	(625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	44	—
Repayment of debt	(2,050)	(6,322)
Proceeds from debt	2,772	719
Payment of tax withholding obligations related to stock	(63)	(142)

Net cash provided (used) by financing activities	703	(5,745)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(558)	271

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,926	(3,501)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51,789	36,490

CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,715	$32,989

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by LoJack Corporation and its subsidiaries, or “LoJack”, “we”, “our”, or “the Company”, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. The unaudited condensed consolidated financial statements include the accounts of LoJack, our wholly-owned subsidiaries, and SC-Integrity, or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2011, and the results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.
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
A reconciliation of weighted average shares used for the basic and diluted computations for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2011	2010
Weighted average shares for basic	17,596,872	17,338,904
Dilutive effect of stock options and unvested restricted stock	394,690	—

Weighted average shares for diluted	17,991,562	17,338,904

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2011	2010
Weighted average shares for basic	17,564,203	17,305,941
Dilutive effect of stock options and unvested restricted stock	—	—

Weighted average shares for diluted	17,564,203	17,305,941

Because of the net losses reported for the six months ended June 30, 2011 and the three and six months ended June 30, 2010, all shares of stock issuable pursuant to stock options and unvested stock have not been considered for dilution as their effect would be antidilutive. For the three months ended June 30, 2011, 1,953,165 stock options and 134,445 shares of restricted stock were excluded from the computation of diluted net loss per share because the effect of including such shares would be antidilutive. For the six months ended June 30, 2011, 2,454,430 stock options and 804,550 shares of restricted stock were excluded from the computation of diluted net loss per share. For the three and six months ended June 30, 2010, 2,729,295 stock options and 1,085,205 shares of unvested restricted stock were excluded from the computation of diluted net loss per share. Performance shares totaling 51,589 and 141,225 were excluded from the computation of earnings per share for the three and six months ended June 30, 2011 and 2010, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.

3. Inventories
Inventories are classified as follows (in thousands):

	June 30,	December 31,
	2011	2010
Raw materials	$110	$333
Work in process	122	314
Finished goods, net	9,191	7,859

Total inventories	$9,423	$8,506

4. Stock Compensation
Stock Options
The following table presents activity of all stock options for the six month period ended June 30, 2011:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at January 1, 2011	2,261,565	$7.28
Granted	395,638	5.72
Exercised	(8,000)	4.79
Cancelled, expired or forfeited	(194,773)	5.08

Outstanding at June 30, 2011	2,454,430	$7.21	4.35	$194

Vested and unvested expected to vest at June 30, 2011	2,418,159	$7.24	4.32	$192
Exercisable at June 30, 2011	1,500,657	$8.48	3.47	$103
The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $4.36 per share as of June 30, 2011.
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
The following table presents activity of all unvested restricted stock for the six month period ended June 30, 2011:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at January 1, 2011	784,063	$4.77
Granted	342,919	5.40
Vested and exercised	(144,225)	5.22
Forfeited and cancelled	(178,207)	4.58

Unvested at June 30, 2011	804,550	$5.00

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a recurring basis at June 30, 2011 and December 31, 2010, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$910	$910	$—	$—
Marketable securities	1,614	1,614	—	—
Equity investment in French licensee	406	406	—	—

Total	$2,930	$2,930	$—	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$1,251	$1,251	$—	$—
Marketable securities	1,365	1,365	—	—
Equity investment in French licensee	314	314	—	—

Total	$2,930	$2,930	$—	$—

Our investments associated with our Nonqualified Deferred Compensation Plan consist of mutual fund shares that are publicly traded and for which market prices are readily available. Gains and losses related to such investments are recorded in other income (expense) in the statement of operations.
As of June 30, 2011, we held 366,500 common shares of Absolute Software Inc., or Absolute, a Vancouver British Columbia, Canada based computer theft company, as marketable securities that we have designated as trading securities. The gains and losses on these securities are recorded in other income (expense) in the statement of operations. These shares are publicly traded and their market price is readily available.
Our investment in common stock of our French licensee consists of publicly traded shares with a market price that is readily available. During the six months ended June 30, 2011, we recorded an unrealized gain related to this investment in accumulated other comprehensive income.
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
As of June 30, 2011, our investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, and a 17.5% equity interest in our Benelux licensee, totaling $496,000. Our investments in the aforementioned licensees are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. Management periodically reviews the carrying value of these investments using Level 3 inputs such as projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no impairments to the fair value of these investments for all periods presented.
Financial Instruments not Measured at Fair Value
Some of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.
At June 30, 2011, the carrying value of $9,850,000 of our long-term debt approximated the fair value because our two year multicurrency revolving credit agreement, which was established on December 29, 2009 and amended on June 30, 2010 and December 29, 2010, carries a variable rate of interest which is adjusted periodically and reflects current market conditions. Also see Note 6 below.
6. Debt
As of June 30, 2011 and December 31, 2010, our debt consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Short-term debt:
SCI convertible promissory note	$146	$146
Long-term debt:
Term loan	9,850	8,798

	$9,996	$8,944

On August 10, 2010, SCI issued a one year, 11% interest Convertible Promissory Note totaling $400,000 to its shareholders. As a 64% holder of SCI, a $254,000 note was issued to LoJack Corporation and is eliminated in consolidation. The remaining $146,000 due to the noncontrolling holders of SCI is classified as short-term debt on our consolidated balance sheet.

On December 29, 2009, we entered into a two year multicurrency revolving credit agreement, or the Credit Agreement, with RBS Citizens, N.A., as Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multicurrency revolving credit facility in the maximum amount of USD $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate currencies). The maturity date for the revolving credit loan is January 10, 2014. We have the right to increase the aggregate amount available to be borrowed under the Credit Agreement to USD $50,000,000, subject to certain conditions, including consent of the lenders.
As of June 30, 2011, we had a total of CAD $9,500,000 (USD $9,850,000) outstanding borrowings under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of June 30, 2011 was 3.8%. As of June 30, 2011, we also had three outstanding irrevocable letters of credit in the aggregate amount of $1,316,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends is permitted but is limited only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the loans under the facility. At June 30, 2011, we had borrowing availability of $18,834,000. At June 30, 2011, we were in compliance with all of the financial covenants in the Credit Agreement.
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
7. Comprehensive Income (Loss)
Total comprehensive income (loss) and its components for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$200	$(18,403)	$(1,432)	$(24,063)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(189)	679	(1,157)	(188)
Unrealized gains (losses) on marketable securities	22	(262)	93	(466)

Total comprehensive income (loss)	33	(17,986)	(2,496)	(24,717)
Less: Comprehensive loss attributable to noncontrolling interest	(21)	(204)	(47)	(286)

Comprehensive income (loss) attributable to LoJack Corporation	$54	$(17,782)	$(2,449)	$(24,431)

Total accumulated other comprehensive income and its components were as follows (in thousands):

			Total
	Foreign	Unrealized	Accumulated
	Currency	Gain on	Other
	Translation	Marketable	Comprehensive
	Adjustment	Securities	Income
Balance at December 31, 2010	$6,584	$129	$6,713
Foreign currency translation adjustments	(1,157)	—	(1,157)
Unrealized gain on marketable securities	—	93	93

Balance at June 30, 2011	$5,427	$222	$5,649

8. Income Taxes
We recorded a worldwide provision for income taxes of $380,000 and $601,000 for the three and six months ended June 30, 2011, respectively. These amounts are primarily comprised of the provision for income taxes for our Irish and Brazilian subsidiaries. The effective income tax rates for the three and six months ended June 30, 2011 were higher than our federal statutory rate, in large part because no U.S. income tax benefit was recorded for the current year domestic net operating loss due to the valuation allowance maintained against our net U.S. deferred tax asset and also due to the impact of unbenefited foreign losses. Unbenefited foreign losses are pre-tax losses in foreign jurisdictions for which we record no tax benefit.
We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue and stock compensation. The FASB authoritative guidance on accounting for income taxes requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We maintain a full valuation allowance against our net U.S. deferred tax assets and did not recognize any deferred tax benefits related to U.S. net losses incurred during the three and six months ended June 30, 2011. We will maintain a full valuation allowance on our net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
9. Segment Reporting
We have three separately managed and reported business segments: North America, International and All Other.
Our North America segment includes our domestic operations, which sells products that operate in all or a portion of 28 states and the District of Columbia in the United States, and Boomerang, a provider of stolen vehicle recovery products and services in Canada.
Our International segment includes our international operations, which sells products and licenses or owns and operates LoJack proprietary vehicle recovery technology in 32 countries and territories located in South America, Mexico, the Caribbean, Africa, Asia and Europe, including Italy where we operate through our wholly-owned subsidiary, LoJack Italia, SRL, or LoJack Italia.
All Other includes the results of LoJack SafetyNet and SCI. LoJack SafetyNet and SCI provide technology for the tracking and rescue of people at risk, and recovery of valuable cargo and business information, respectively.
The following table presents information about our operating segments for the three and six months ended June 30, 2011 and 2010 (in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods considered to be reasonable by our management.

	North America	International
	Segment	Segment	All Other	Consolidated
Consolidated Statements of Operations Data
Three Months Ended June 30, 2011
Revenue	$23,733	$9,084	$704	$33,521
Depreciation and amortization	1,596	106	71	1,773
Operating (loss) income	(1,407)	1,915	(457)	51

Three Months Ended June 30, 2010
Revenue	$25,842	$10,270	$1,239	$37,351
Depreciation and amortization	1,938	110	127	2,175
Operating (loss) income	(3,013)	2,410	(859)	(1,462)

Six Months Ended June 30, 2011
Revenue	$46,100	$16,298	$1,462	$63,860
Depreciation and amortization	3,135	213	192	3,540
Operating (loss) income	(4,541)	2,858	(908)	(2,591)

Six Months Ended June 30, 2010
Revenue	$48,895	$17,142	$2,102	$68,139
Depreciation and amortization	3,592	208	255	4,055
Operating (loss) income	(8,129)	2,201	(1,447)	(7,375)

10. Commitments and Contingent Liabilities
As of June 30, 2011, we were subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
California Class Action Litigations
Employee Claims
In April 2006, Mike Rutti vs. LoJack Corporation, Inc. was filed in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status (the “Federal Court Case”). In September 2007, our motion for summary judgment was granted and the district court dismissed all of the plaintiff’s federal law claims. The plaintiff appealed the dismissal to the Ninth Circuit Court of Appeals and in August 2009, the Ninth Circuit affirmed the district court’s grant of summary judgment on all claims except as to the claim for compensation for the required postliminary data transmission, or the data transmission claim, for which the dismissal was vacated. The plaintiff filed a petition for rehearing to the Ninth Circuit and on March 2, 2010, the Ninth Circuit affirmed the district court’s grant of summary judgment on all claims except as to (a) the claim for compensation for commuting under state law and (b) the data transmission claim, which are the two remaining claims. The plaintiff seeks to pursue the claim for compensation for commuting time in the State Court Case referenced below. The plaintiff moved for conditional class certification for the data transmission claim and on January 14, 2011, the District Court for the Central District of California granted the plaintiff’s motion for conditional certification. The trial for this claim in federal court has been set to begin in November 2011.
Due to the dismissal of the plaintiff’s claims in federal court in September 2007 as discussed above, in November 2007, the plaintiff also filed Mike Rutti, Gerson Anaya vs. LoJack Corporation, Inc. comprising its state law claims in California State Court (the “State Court Case”). In June 2009, the California State Court granted class certification with respect to nine claims and denied class certification with respect to five claims. The Company appealed this decision and on March 26, 2010, the California State Appellate Court granted our appeal in part, denying certification with respect to certain claims and affirming certification with respect to certain other claims.
On February 14, 2011, the Company filed a Notice of Removal to remove this State Court Case to Federal Court, thereby seeking to consolidate both the Federal and State Court Cases to be heard in Federal Court and the plaintiff filed a motion to remand the Federal Court Case to State Court. On April 15, 2011, the United States District Court for the Central District of California granted the plaintiff’s motion to remand the State Court Case to the California State Court. On April 29, 2011, the Company filed a petition for leave to appeal the decision to remand, which the Ninth Circuit subsequently declined to hear. Thus, these claims will be heard in State Court.

On July 29, 2011, the California State Court held a class certification hearing regarding the remaining uncertified claims and held that all such claims, except for vehicle maintenance expense reimbursement claims, were to be certified. Thus, there are currently 16 claims class certified, including morning and evening commute time, meal breaks, rest breaks, on-call time, postliminary data transmission time, time picking up supplies from UPS along with associated travel time, time spent washing and maintaining the company vehicle, time spent washing and maintaining work uniforms, time charting the route to the first job of the day, time spent driving to and from work meetings and waiting for work meetings to start, reimbursement of work tools expenses, reimbursement of the cost of washing the company vehicle, failure to pay overtime, waiting time penalties, penalties under the California Private Attorney General Act, and claims under California Business and Professions Code § 17200.
In both the Federal and State Court Cases, the plaintiff, on behalf of the class, seeks unpaid wages, penalties, interest and attorneys’ fees.
The Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.
We have recorded an accrual in the amount of $750,000, with respect to certain of the above claims in the State Court Case based on our best estimates, where a potential loss is considered probable. We have estimated our range of possible loss with respect to the State Court Case to be between $750,000 and $30,000,000. We have estimated our range of possible loss with respect to the data transmission claim in the Federal Court Case to be between $0 and $1,000,000.
Consumer Claims
On June 15, 2010, a suit entitled Louis Morin v. LoJack Corp., Inc., et al was filed in the Los Angeles County Superior Court of the State of California (Central District) alleging, amongst other claims, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code § 17200 (unfair competition) and § 17500 (false advertising), and breach of implied warranty with respect to LoJack Early Warning for motorcycles, and seeking class action status. On July 29, 2010, the Company removed the case to the United States District Court for the Central District Court of California. On August 23, 2010, the Company filed a motion to dismiss all claims, which was granted by the Court on September 27, 2010, without prejudice. The dismissal without prejudice provided the plaintiff with the opportunity to amend its complaint, and on October 25, 2010, the plaintiff filed an amended complaint, for alleged fraud, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code § 17200 (unfair competition) and § 17500 (false advertising), and breach of implied warranty and again sought class certification. On November 12, 2010, the Company filed a motion to dismiss all claims and a motion to strike certain claims. On December 28, 2010, the Court denied the Company’s motion to dismiss. The plaintiff, on behalf of the class, sought injunctive relief, restitution, disgorgement, punitive damages, and attorneys’ fees in unspecified amounts. On March 3, 2011, the plaintiff filed a motion for class certification and the Company filed its opposition to class certification on March 28, 2011.
The parties participated in a mediation hearing on March 29, 2011 and reached a settlement to resolve all claims on a class-wide basis. The United States District Court for the Central District of California preliminarily approved the settlement on June 16, 2011. Pursuant to the terms of the settlement, the Company would revise its disclosures in motorcycle related marketing materials and provide class members with a twelve month extension of the terms of the Company’s Limited Recovery Warranty. The Company would also pay an enhancement award of $20,000 to the named plaintiff and would pay the plaintiffs’ attorneys’ fees and costs up to $415,000. Under the terms of the settlement, the Company would receive a release by all potential class members who do not affirmatively opt out of the settlement. Nothing in the settlement agreement constitutes an admission of any wrongdoing, liability or violation of law by the Company. Rather, the Company has signed the settlement agreement to resolve the litigation, thereby eliminating the uncertainties and expense of further protracted litigation. A fairness hearing for final approval of the settlement is scheduled for December 5, 2011.
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
Brazilian Licensee Litigation
On March 21, 2011, the Company received a demand for arbitration with the American Arbitration Association. The demand was filed by Global Tracking Tech., Ltd. and Tracker do Brasil LTDA, which license the LoJack technology in Brazil. The demand alleges that the Company failed to maintain a patent for the stolen vehicle recovery system in Brazil and includes claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen Laws c. 93A. The claimant seeks $111,500,000 in damages, treble damages, and attorneys’ fees and costs. On May 11, 2011, the American Arbitration Association administratively closed this matter.
Also on March 21, 2011, the Company received a separate demand for arbitration with the American Arbitration Association, filed by the same licensee, alleging breach of contract, breach of the implied covenant of good faith and fair dealing and violation of Mass. Gen Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimant seeks, amongst other things, $289,500,000 in actual damages, treble damages, attorneys fees, declaratory and injunctive relief. On July 6, 2011, claimants voluntarily withdrew their application for arbitration and Tracker do Brasil LTDA commenced the below discussed lawsuit against LoJack Equipment Ireland, Ltd. (“LoJack Ireland”) requesting that a Massachusetts Court order LoJack Ireland to submit to arbitration before the American Arbitration Association’s International Centre for Dispute Resolution, without limitation or precondition.
On July 7, 2011, LoJack Ireland was served by Tracker do Brasil LTDA with the aforementioned lawsuit which was filed in Norfolk Superior Court in Massachusetts. The lawsuit alleges interference with contractual relations, fraud/intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and violation of Mass. Gen Laws c. 93A relating to product pricing and the fulfillment of purchase orders for the licensee. The claimant seeks, amongst other things, $289,500,000 in actual damages, treble damages, attorneys’ fees, and declaratory and injunctive relief. The claimant also seeks a court order compelling arbitration and staying the case in Norfolk Superior Court during the pendency of the arbitration.
The Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.
Given the current stage of this matter, we cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation.

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
Safe Harbor Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 and other securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our expected liquidity, revenue, profit and capital expenditures and resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: (i) the continued and future acceptance of our products and services; (ii) our ability to obtain financing from lenders; (iii) the outcome of ongoing litigation involving the company; (iv) the rate of growth in the industries of our customers; (v) the presence of competitors with greater technical, marketing, and financial resources; (vi) our customers’ ability to access the credit markets; (vii) our ability to promptly and effectively respond to technological change to meet evolving customer needs; (viii) our ability to successfully expand our operations; and (ix) changes in general economic or geopolitical conditions. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning us, reference is made to Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our other periodic filings with the Securities and Exchange Commission.
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
We record additions to deferred revenue for the monitoring service related to our LoJack Early Warning product and for certain warranty products for which we are the primary obligor of the underlying contract. We typically receive full payment within 60 days of the transaction, but recognition of the deferred revenue is recognized over the estimated life of the product or service.
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
With the introduction of the LoJack technology in the second quarter of 2011 in the Canadian market, we have developed new selling models which will have an impact on how we recognize revenue in that market.
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
Italy is the only country outside of North America where we own and operate a stolen vehicle recovery network. Consumers who purchase LoJack units in Italy are also required to enter into a service contract with LoJack Italia. The terms of service contracts offered range from 12 to 84 months and are payable in full upon activation of the related unit or renewal of a previous service contract, except for the “Fleet” market, whose units and tracking service are payable on a monthly basis.
All Other Segment
Our All Other segment revenue is derived from our SCI and LoJack SafetyNet operations. SCI revenue is derived from the sale of cargo and business information tracking devices as well as subscription fees for monitoring service alerts and activity reporting.
LoJack SafetyNet revenue is primarily comprised of the sale of Personal Locator Units, or PLUs, replacement parts and related service contracts.
Key Economic Factors and Trends and our Business
Although we have no production facilities in Japan, we do obtain materials and components from suppliers located in Japan. As a result, we continue to monitor the effects of the earthquake and resulting events in Japan and any potential impact on our supply chain and on the greater auto industry. We work closely with our suppliers to minimize any disruptions and, if required, pursue alternative sources of supply. To date, there has been no effect on our production directly attributable to the disaster in Japan and we have maintained normal production levels in 2011.
The disaster in Japan has impacted the supply of automobiles for certain manufacturers in the worldwide market. The sale of LoJack units is indexed to many of the brands experiencing disruption, and our sales volumes have been negatively impacted in the second quarter of 2011. Based on available information, we expect that the supply of new vehicles will begin to normalize in the fourth quarter of 2011.

North America Segment
Industry experts are now estimating the seasonally adjusted annual rate, or SAAR, for new vehicle sales in the United States to be between 11.4 million and 12.3 million for 2011, as compared to a SAAR of 11.5 million new vehicles in 2010. In the second quarter of 2011, the SAAR industry new vehicle sales in the United States was 12.1 million, an increase of 7% as compared to the new vehicle SAAR of 11.3 million in the second quarter of 2010. The improvement of the United States auto industry however, has been uneven, with some major auto manufacturers participating to a greater extent than others.
While the broader U.S. auto market is expected to deliver double-digit top line growth for the full year in 2011, there continues to be a significant change in the underlying brand mix in the market, which is negatively impacting the sale of LoJack units. With the after effect of the natural disaster in Japan now expected to limit the supply of certain brands of vehicles late into the second half of the year and continued high gas prices impacting consumer vehicle purchasing habits, we expect to see a continuation of the brand and model shifts throughout the year. Brands with which our penetration rates have been historically high were generally the brands which experienced declines during the second quarter of 2011. Other brands where we have had historically lower penetration rates have been growing at rates that outpaced the overall growth of the market.
In response to the changes in the U.S. auto market we have developed and are investing in new sales programs to address the growth in leased vehicles as well as to penetrate those auto brands where LoJack has historically had relatively low penetration. We are strategically restructuring our relationships with targeted dealers to make it easier for them to sell our solutions, increase their profits and create a new business model. We continue to work with major finance companies to enhance their understanding of the LoJack product offering to ensure that the LoJack Unit and related products can continue to be financed as a part of the purchase price of the vehicle. We are also implementing a more robust system interface with our dealers and are offering expanded services to our dealers to generate higher penetration rates and stronger long term relationships.
Our business in Canada has been adversely affected by performance of the technology since the conversion of the cellular infrastructure in Canada from analog to digital. As a result, management has built out the necessary infrastructure to launch the LoJack technology in our Canadian market. During the second quarter of 2011, the Espion Powered by LoJack system was officially launched in Canada.
Additionally, our business in Canada has been challenged by the economic and credit conditions in Canada and the continued shift in the Canadian auto market away from high-end vehicles, where we have historically had a high penetration rate. In 2010, management took steps to reduce our workforce in order to lower costs and ensure that we are spending at a level appropriate for the size of our business.
International Segment
Our international business declined from 2010 as a result of reduced shipments to a number of our licensees due to increased competition in select markets, seasonal buying fluctuations, and a periodic change in our licensee business models in response to demands of insurance companies. In the past, we have experienced some seasonal fluctuation in the business, primarily with respect to the International segment, with sales in many of our international markets tending to be higher in the fourth quarter of the year to meet demand caused by insurance mandates. While the level of revenue in the first quarter of 2011 for international business was consistent with historical trends, we did not meet our expected targets for unit sales in the second quarter of 2011 due to a softening in the international market.
Our business in Italy is continuing to gain traction and delivered growth in terms of both revenue and subscribers during 2010 and the first six months of 2011. We entered 2011 with approximately 13,000 subscribers in Italy, and continued growing the number of monthly subscribers, adding an additional 3,600 net new subscribers in Italy during the six months ended June 30, 2011.
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

Results of Operations for the three months ended June 30, 2011 versus the three months ended June 30, 2010
Revenue
Revenue for the three months ended June 30, 2011 decreased by $3,830,000 as compared to the same period in 2010. The following table presents revenue by our segments (in thousands):

	Three Months Ended
	June 30,		Percentage Change
	2011	2010	2011 vs. 2010
North America	$23,733	$25,842	(8)%
International	9,084	10,270	(12)
All Other	704	1,239	(43)

Total revenue	$33,521	$37,351	(10)%

Revenue related to our North America segment decreased by $2,109,000 for the three months ended June 30, 2011, as compared to the same period in 2010.
Revenue for our dealer channel decreased 10% when compared to the same period in 2010. Revenue for our heavy equipment, or commercial, channel increased 95% over the prior period. Our motorcycle and our direct distribution channels in the United States market saw revenue declines of 7% and 17%, respectively, as compared to the same period in 2010.
The activity that resulted in an 8% decrease in our North America segment revenue for the three months ended June 30, 2011 as compared to the same period in 2010 was primarily attributable to:
•	A decrease of $1,255,000, or 8%, in revenue from LoJack units, primarily due to a 9% decrease in the number of units sold partially offset by a 2% increase in the average revenue per unit;

•
A decrease of $536,000, or 16%, in Boomerang unit and service revenue, driven by a 52% decrease in the number of base units sold from 3,640 to 1,760 and a decrease of 5% in service revenue driven by a 12% decline in the average number of subscribers to 58,000 for the three months ended June 30, 2011; and

•	An decrease of $451,000, or 9%, in the recognition of deferred revenue from our Early Warning and warranty products; and
The decrease in revenue from our North America segment for the three months ended June 30, 2011 as compared to the same period in 2010 was partially offset by:
•
An increase of $134,000 in all other revenue consisting of an increase of $140,000 in royalty revenue and an increase of $281,000 in other revenue items, partially offset by a decrease of $45,000 in revenue from the motorcycle channel, a decrease of $33,000 relating to an increase in sales referral discounts offered to our dealers and a decrease of $209,000 in revenue generated from repairs and inspections.

Revenue related to our International segment decreased $1,186,000 for the three months ended June 30, 2011, as compared to the same period in 2010. The decrease was primarily due to a decrease of $1,366,000, or 15%, in product revenue from our licensees due to a decrease of 18,400 in the number of units sold in the second quarter of 2011 compared to the same period in 2010. The decrease was partially offset by an increase of $191,000, or 34%, in revenue from our Italy business for the second quarter of 2011 as compared to the same period in 2010.
Revenue related to our All Other segment decreased $535,000 for the three months ended June 30, 2011 compared to the same period in 2010. The decrease was primarily the result of a decrease in the number of SafetyNet products shipped to Project Lifesaver during the three months ended June 30, 2011, compared to the same period in 2010. The decrease in All Other revenue resulting from lower sales of SafetyNet products for the three months ended June 30, 2011 as compared to the same period in 2010 was partially offset by an increase of $98,000, or 17%, in the revenue from SCI.

Cost of Goods Sold
The following table presents cost of goods sold by our segments (in thousands):

	Three Months Ended
	June 30,		Percentage Change
	2011	2010	2011 vs. 2010
North America	$11,906	$12,755	(7)%
International	4,257	4,708	(10)
All Other	249	390	(36)

Total cost of goods sold	$16,412	$17,853	(8)%

As a percentage of total revenue, total cost of goods sold was 49% and 48% for the three months ended June 30, 2011 and 2010, respectively.
As a percentage of North America revenue, cost of goods sold relating to our North America segment was 50% and 49% for the three months ended June 30, 2011 and 2010, respectively.
As a percentage of International revenue, cost of goods sold relating to our International segment was 47% and 46% for the three months ended June 30, 2011 and 2010, respectively.
As a percentage of revenue, our cost of goods sold associated with the All Other segment for the three months ended June 30, 2011 and 2010 was 35% and 31%, respectively.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Three Months Ended
	June 30,		Percentage Change
	2011	2010	2011 vs. 2010
Product development	$1,231	$1,783	(31)%
Sales and marketing	6,616	8,387	(21)
General and administrative	7,539	8,788	(14)
Depreciation and amortization	1,672	2,002	(16)

Total operating expenses	$17,058	$20,960	(19)%

Product Development
As a percentage of total revenue, product development expenses were 4% and 5% for the three months ended June 30, 2011 and 2010, respectively.
Product development expenses decreased $552,000 for the three months ended June 30, 2011 as compared to the same period in 2010, primarily due to a decrease of $491,000 in compensation expenses related to workforce reductions which took place through the second quarter of 2010 and decreased travel expenses of $42,000.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 20% and 22% for the three months ended June 30, 2011 and 2010, respectively.
The decrease of $1,771,000 of sales and marketing expenses for the three months ended June 30, 2011 as compared to the same period in 2010 was primarily attributable to:
•
Decreased compensation expenses of $1,090,000 as compared to the same period in 2010, including $374,000 of lower salary expense resulting from workforce reductions which took place through the second quarter of 2010, a decrease in sales commissions of $230,000 and a $584,000 decrease in severance expense due to severance accruals having been recorded during the second quarter of 2010 relating to the aforementioned workforce reductions, partially offset by an increase in benefits expense of $84,000;

•	Decreased advertising expenses of $183,000 due to management’s decision to reduce advertising expenses as a cost saving measure; and

•	Decreased bad debt expenses of $389,000 as compared to the same period in 2010.

General and Administrative
As a percentage of total revenue, general and administrative expenses were 22% and 24% for the three months ended June 30, 2011 and 2010, respectively.
The decrease of general and administrative expenses of $1,249,000 for the three months ended June 30, 2011 as compared to the same period in 2010 was primarily attributable to:
•	Decreased compensation expenses of $1,709,000 related to workforce reductions which took place through the second quarter of 2010;

•	Decreased general and property insurance expenses of $141,000 as compared to the same period in 2010; and

•
Decreased administrative expenses of $449,000 in our All Other segment primarily related to lower professional services and compensation expenses at SCI related to workforce reductions completed in 2010.

The decrease in general and administrative expenses for the three months ended June 30, 2011 as compared to the same period in 2010 was partially offset by increased legal expenses of $1,184,000 which were primarily attributable to the costs associated with the litigation discussed in Part II, Item 1, “Legal Proceedings.”
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expenses were 5% for both the three months ended June 30, 2011 and 2010.
Depreciation and amortization expenses decreased by $330,000 for the three months ended June 30, 2011 as compared to the same period in 2010. The decrease is primarily related to retirement of assets and certain assets becoming fully depreciated during 2010 and the three months ended June 30, 2011.
Other Income (Expense)
The following table presents our other income (expense) (in thousands):

	Three Months Ended
	June 30,		Percentage Change
	2011	2010	2011 vs. 2010
Interest income	$90	$170	(47)%
Interest expense	(164)	(174)	(6)
Other income (expense)	603	(812)	(174)

Total other income (expense)	$529	$(816)	(165)%

Total other income (expense) for the three months ended June 30, 2011 changed by $1,345,000 from expense of $816,000 for the six months ended June 30, 2010 to income of $529,000 for the same period in 2011. This change is primarily attributable to the following:
•
Increased other income of $1,415,000 which is primarily attributable to a $571,000 increase in gains related to foreign currency transactions and a $764,000 increase in the income associated with our marketable securities, primarily related to the valuation of the Absolute common stock we hold and the investments in our deferred compensation plan; and

•
Decreased interest income of $80,000, which is primarily attributable to lower interest income earned on outstanding licensee receivable balances in the second quarter of 2011 compared to the same period in 2010.

Provision for Income Taxes
We recorded a $380,000 provision for income taxes for the three months ended June 30, 2011. This amount is primarily comprised of the provision for income taxes for our Irish and Brazilian subsidiaries. We recorded a $16,100,000 provision for income taxes for the three months ended June 30, 2010, which includes the establishment of a valuation allowance for our U.S. net deferred tax assets of $15,100,000. The effective income tax rate for the three month period ended June 30, 2011 was higher than our federal statutory rate in large part because no U.S. income tax benefit was recorded for the current year domestic net operating loss due to the valuation allowance maintained against our net U.S. deferred tax assets and also as a result of the impact of unbenefited foreign losses. Unbenefited foreign losses are pre-tax losses in foreign jurisdictions for which we record no tax benefit.
Net Income (Loss) Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net loss attributable to LoJack Corporation decreased by $18,420,000 from a net loss of $18,199,000 for the three months ended June 30, 2010, to net income of $221,000 for the three months ended June 30, 2011. For the three months ended June 30, 2011, the net income per share attributable to LoJack Corporation was $0.01 per diluted share as compared to a net loss of $1.05 per diluted share in the same period in 2010.
Results of Operations for the six months ended June 30, 2011 versus the six months ended June 30, 2010
Revenue
Revenue for the six months ended June 30, 2011 decreased by $4,279,000 as compared to the same period in 2010. The following table presents revenue by our segments (in thousands):

	Six Months Ended
	June 30,		Percentage Change
	2011	2010	2011 vs. 2010
North America	$46,100	$48,895	(6)%
International	16,298	17,142	(5)
All Other	1,462	2,102	(30)

Total revenue	$63,860	$68,139	(6)%

Revenue related to our North America segment decreased by $2,795,000 for the six months ended June 30, 2011, as compared to the same period in 2010.
Revenue for our dealer channel decreased by 5% as compared to the same period in 2010. Revenue for our heavy equipment, or commercial, channel increased 67% over the prior period. Our motorcycle and direct distribution channels in the United States market saw revenue declines of 11% and 22%, respectively, as compared to the same period in 2010.
The activity that resulted in a 6% decrease in our North America segment revenue for the six months ended June 30, 2011 as compared to the same period in 2010 was primarily attributable to:
•	A decrease of $642,000, or 2%, in revenue from LoJack units, primarily due to a 6% decrease in the number of units sold partially offset by a 5% increase in the average revenue per unit;

•
A decrease of $912,000, or 14%, in Boomerang unit and service revenue, driven by a 55% decrease in the number of base units sold from 6,200 to 2,800, partially offset by a 5% increase in the average revenue per unit, and a decrease of 4% in service revenue driven by an 11% decline in the average number of subscribers to 59,000 subscribers for the six months ended June 30, 2011; and

•
A decrease of $444,000 in all other revenue including a decrease of $121,000 in revenue from the motorcycle channel, a decrease of $241,000 relating to an increase in sales referral discounts offered to our dealers and a decrease of $521,000 in revenue generated from repairs and inspections, partially offset by a $74,000 increase in royalty revenue and an increase of $365,000 in other revenue items; and

•	A decrease of $797,000, or 9%, in the recognition of deferred revenue from our Early Warning and warranty products.

Revenue related to our International segment decreased $844,000 for the six months ended June 30, 2011 as compared to the same period in 2010. The decrease was primarily due to a decline of $1,170,000, or 8%, in product revenue from our licensees due to a 16,800 decrease in the number of units sold in the first six months of 2011 compared to the same period in 2010 and a decrease of $172,000, or 21%, in revenue from the sale of infrastructure components, royalty, license fee, and other revenue from our licensees for the first six months of 2011 compared to the same period in 2010. The decrease in revenue was partially offset by a $498,000, or 44%, increase in revenue from our Italy business in the first six months of 2011 as compared to the same period in 2010.
Revenue related to our All Other segment decreased $640,000 for the six months ended June 30, 2011 compared to the same period in 2010. The decrease was primarily the result of a decrease in the number of SafetyNet products shipped to Project Lifesaver during the six months ended June 30, 2011, compared to the same period in 2010. The decrease was partially offset by an increase of $154,000, or 13%, in the revenue from SCI.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (in thousands):

	Six Months Ended
	June 30,		Percentage Change
	2011	2010	2011 vs. 2010
North America	$23,214	$25,011	(7)%
International	7,986	8,412	(5)
All Other	511	761	(33)

Total cost of goods sold	$31,711	$34,184	(7)%

As a percentage of total revenue, total cost of goods sold was 50% for both the six months ended June 30, 2011 and 2010.
As a percentage of North America revenue, cost of goods sold relating to our North America segment was 50% and 51% for the six months ended June 30, 2011 and 2010, respectively.
As a percentage of International revenue, cost of goods sold relating to our International segment was 49% for both the six months ended June 30, 2011 and 2010.
As a percentage of revenue, our cost of goods sold associated with the All Other segment for the six months ended June 30, 2011 and 2010 was 35% and 36%, respectively.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Six Months Ended
	June 30,		Percentage Change
	2011	2010	2011 vs. 2010
Product development	$2,679	$3,707	(28)%
Sales and marketing	13,202	15,856	(17)
General and administrative	15,521	18,030	(14)
Depreciation and amortization	3,338	3,737	(11)

Total operating expenses	$34,740	$41,330	(16)%

Product Development
As a percentage of total revenue, product development expenses were 4% and 5% for the six months ended June 30, 2011 and 2010, respectively.

Product development expenses decreased $1,028,000 for the six months ended June 30, 2011 as compared to the same period in 2010, primarily due to a decrease of $898,000 in compensation expenses related to workforce reductions which took place through the second quarter of 2010, a $42,000 decrease in research and development expenses and a $16,000 decrease in travel expenses.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 21% and 23% for the six months ended June 30, 2011 and 2010, respectively.
The decrease of $2,654,000 of sales and marketing expenses for the six months ended June 30, 2011 as compared to the same period in 2010 was primarily attributable to:
•
Decreased compensation expenses of $1,511,000 as compared to the same period in 2010, including $965,000 of lower salary expenses resulting from workforce reductions which took place through the second quarter of 2010 and a $592,000 decrease in severance expense due to severance accruals having been recorded during the second quarter of 2010 relating to the aforementioned workforce reductions, partially offset by increased sales commissions of $61,000;

•	Decreased bad debt expense of $352,000 as compared to the same period in 2010;

•	Decreased travel expenses of $225,000 as compared to the same period in 2010; and

•	Decreased advertising expenses of $302,000 due to management’s decision to reduce advertising expenses as a cost saving measure.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 24% and 26% for the six months ended June 30, 2011 and 2010, respectively.
The decrease of general and administrative expenses of $2,509,000 for the six months ended June 30, 2011 as compared to the same period in 2010 was primarily attributable to:
•	Decreased compensation expenses of $2,439,000 related to workforce reductions which took place through the second quarter of 2010;

•	Decreased sales tax expense of $402,000 due to the reversal of a prior year accrual for estimated custom tariffs no longer owed;

•	Decreased general and property insurance expense of $144,000;

•	Decreased consulting expenses of $242,000 associated with a one-time consulting fee incurred in the first half of 2010 having only been included in the six months ended June 30, 2010;

•
Decreased administrative expenses of $602,000 in our All Other segment primarily related to lower professional services and compensation expenses at SCI related to workforce reductions completed in 2010; and

•
Decreased miscellaneous expenses of $368,000. The decrease is primarily related to a $750,000 accrual having been recorded during the first six months of 2010 for a loss contingency related to wage and hour related litigation in California, partially offset by a $435,000 accrual recorded during the first six months of 2011 for the settlement of the consumer claims litigation in California discussed in Part II, Item 1, “Legal Proceedings”;

The decrease in general and administrative expenses for the six months ended June 30, 2011 as compared to the same period in 2010 was partially offset by increased legal expenses of $1,974,000 which were primarily attributable to the costs associated with the litigation discussed in Part II, Item 1, “Legal Proceedings.”
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expenses were 5% for both the six months ended June 30, 2011 and 2010.

Depreciation and amortization expenses decreased by $399,000, for the six months ended June 30, 2011 as compared to the same period in 2010. The decrease is primarily related to the retirement of assets and certain assets becoming fully depreciated during 2010 and the six months ended June 30, 2011.
Other Income (Expense)
The following table presents our other income (expense) (in thousands):

	Six Months Ended
	June 30,		Percentage Change
	2011	2010	2011 vs. 2010
Interest income	$820	$266	208%
Interest expense	(328)	(348)	(6)
Other income (expense)	1,268	(398)	(419)

Total other income (expense)	$1,760	$(480)	(467)%

Total other income (expense) for the six months ended June 30, 2011 changed by $2,240,000 from expense of $480,000 for the six months ended June 30, 2010 to income of $1,760,000 for the same period in 2011. This change is primarily attributable to the following:
•	Increased interest income of $554,000, which is primarily attributable to $677,000 of interest earned on our outstanding licensee receivable balances in 2011;

•	Decreased interest expense of $20,000, which is primarily attributable to reduced fees associated with our line of credit; and

•
Increased other income of $1,666,000 which is primarily attributable to a $1,336,000 increase in gains related to foreign currency transactions and a $251,000 increase in the income associated with our marketable securities, primarily related to the valuation of the Absolute common stock we hold and the investments in our deferred compensation plan.

Provision for Income Taxes
We recorded a $601,000 provision for income taxes for the six months ended June 30, 2011. This amount is primarily comprised of the provision for income taxes for our Irish and Brazilian subsidiaries. We recorded a $16,200,000 provision for income taxes for the six months ended June 30, 2010, which includes the establishment of a valuation allowance for our U.S. net deferred tax assets of $15,100,000 and the establishment of a valuation allowance for deferred tax assets in a Canadian subsidiary of $282,000. The effective income tax rate for the six month period ended June 30, 2011 was higher than our federal statutory rate in large part because no U.S. income tax benefit was recorded for the current year domestic net operating loss due to the valuation allowance maintained against our net U.S. deferred tax assets and the impact of unbenefited foreign losses. Unbenefited foreign losses are pre-tax losses in foreign jurisdictions for which we record no tax benefit.
Net Loss Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net loss attributable to LoJack Corporation decreased by $22,392,000 from a net loss of $23,777,000 for the six months ended June 30, 2010, to a net loss of $1,385,000 for the six months ended June 30, 2011. For the six months ended June 30, 2011, the net loss per share attributable to LoJack Corporation was $0.08 per diluted share as compared to a net loss of $1.37 per diluted share in the same period in 2010.
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
On December 29, 2009, we entered into a two year multicurrency revolving credit agreement with RBS Citizens, N.A., as Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multicurrency revolving credit facility in the maximum amount of USD $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate currencies). The maturity date for the credit loan is January 10, 2014. We have the right to increase the aggregate amount available to be borrowed under the Credit Agreement to USD $50,000,000, subject to certain conditions, including consent of the lenders.
As of June 30, 2011, we had a total of CAD $9,500,000 (USD $9,850,000) outstanding borrowings under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of June 30, 2011 was 3.8%. As of June 30, 2011, we also had three outstanding irrevocable letters of credit in the aggregate amount of $1,316,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends is permitted but is limited only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of loans under the facility. At June 30, 2011, we had borrowing availability of $18,834,000. At June 30, 2011, we were in compliance with all financial covenants in the Credit Agreement.
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
On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock under a trading plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, or the Exchange Act, and additionally renewed the remaining management discretion authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. We did not repurchase any shares under the stock repurchase plan in the first or second quarter of 2011. At June 30, 2011, 1,681,778 shares remained available for repurchase under our 2006 repurchase plan.
We expect our initiative to own and operate the Italian stolen vehicle recovery network, the expansion of the LoJack SafetyNet business in the United States, and Boomerang’s and SCI’s operating cash deficits, combined with our longer term international investment requirements and domestic expansion, to be funded using existing cash, cash flows from operations and, if needed, our existing credit facility.
We expect capital expenditures for 2011 to be between $4,000,000 and $5,000,000 which we expect to fund out of our existing working capital, which was $50,356,000 as of June 30, 2011 and included $53,715,000 of cash and cash equivalents. Capital expenditures budgeted for 2011 include $1,500,000 to $2,000,000 for enhancement of our core tracking and recovery technology and $500,000 to $1,000,000 for enhancements to our internal systems and technology infrastructure. We also have $2,000,000 of capital spending and $500,000 of additional expenses budgeted in 2011 for the relocation of our corporate headquarters. For the three and six months ended June 30, 2011, we had capital expenditures of $338,000 and $1,031,000, respectively.

If we decide to pursue significant investment opportunities in domestic and international markets, we may be required to find sources of capital in addition to existing working capital. We believe the sources currently available to us will be adequate for the next 12 months and on a long-term basis. We plan to fund our existing operations, including capital expenditures, using existing cash and cash equivalents, cash flows from operations and, if needed, the existing Credit Agreement discussed above.
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Cash provided (used) by:
Operating activities	$2,625	$2,598
Investing activities	(844)	(625)
Financing activities	703	(5,745)
Effect of exchange rate changes on cash	(558)	271

Increase (decrease) in cash and cash equivalents	$1,926	$(3,501)

Cash provided by operating activities increased by $27,000 during the six months ended June 30, 2011, compared to the same period in 2010. The increase was primarily attributable to a net decrease of $4,171,000 in losses excluding non cash items, offset by a decrease in cash provided by other working capital items of $4,144,000.
Investing activities used $844,000 of cash during the six months ended June 30, 2011, as compared to using $625,000 of cash during the same period in 2010. The $219,000 increase in cash used for investing activities was primarily due to net proceeds from our marketable securities activity of $1,030,000 in 2010 not recurring in 2011, and a decrease in restricted cash activity of $428,000, which were partially offset by $1,227,000 of lower capital expenditures in the six months ended June 30, 2011 than the same period in 2010.
Financing activities provided $703,000 cash during the six months ended June 30, 2011, as compared to using $5,745,000 of cash during the same period in 2010. The $6,448,000 change was primarily attributable to a decrease in the repayment, net of proceeds, of our debt and short term borrowings of $6,325,000 under our existing Credit Agreement, an increase of $44,000 received in connection with stock options exercised during the period, and a decrease in tax withholding related to stock grants and lapses of $79,000.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We have limited exposure to market risk due to the nature of the financial instruments carried on our consolidated balance sheet. Our financial instruments as of June 30, 2011 consisted of cash and cash equivalents, restricted cash, marketable securities, other assets, accounts receivable, accounts payable, accrued liabilities, long-term debt and credit facilities. Our financial position is subject to market risk, including, but not limited to, changes in the value of financial instruments including those resulting from changes in interest rates, foreign currency exchange rates and market valuation. As of June 30, 2011, the fair value of these financial instruments approximated their carrying values.
We are exposed to changes in interest rates primarily through amounts outstanding under our Credit Agreement. As of June 30, 2011, we analyzed the effect of interest rates on our variable-rate Credit Agreement, for which there was CAD $9,500,000 (equivalent to USD $9,850,000) of outstanding borrowings as of June 30, 2011. Based on the outstanding borrowings under the Credit Agreement at June 30, 2011, a 1% increase in the interest rate would result in an additional $99,000 of annual interest expense.
We are subject to foreign currency risk through our international operations. As of June 30, 2011, we held cash denominated in foreign currencies, primarily in Euro, Canadian Dollar, and Brazilian Real. These assets accounted for approximately 6% of our total cash and cash equivalents at June 30, 2011. We translate accounts for subsidiaries whose functional currency is not the US Dollar using exchange rates in effect at period-end for assets and liabilities, and exchange rates averaged over the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the consolidated statement of operations. As a result, both positive and negative currency fluctuations against the US Dollar may affect our results of operations and accumulated other comprehensive income. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of our International segment revenue is denominated in US Dollars. This situation may change in the future if revenue earned and expenses incurred denominated in foreign currencies increases.

We manage future foreign exchange risk exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge is cost effective. As of June 30, 2011, we had no derivative contracts outstanding. We do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off balance sheet financing transactions. We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.
We are exposed to market valuation risks related to securities we hold that are carried at fair value. Our marketable securities consist of Absolute common stock carried at fair value in the financial statements. Significant changes in the market price of Absolute’s common stock could result in significant changes in other income (expense). Based on the 366,500 shares held as of June 30, 2011, a $1.00 change in the market price of Absolute’s common stock would result in a $367,000 increase/decrease in the fair value of the shares. Our other assets include our investment in our French licensee, in the form of a publicly traded common stock, accounted for as an available-for-sale security and valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. During the three and six months ended June 30, 2011, we recorded $22,000 and $93,000, respectively, in unrealized losses in accumulated other comprehensive income. Realized gains and losses on available-for-sale securities are included in other income (expense). No realized gains or losses were recorded for the quarter ended June 30, 2010.
As of June 30, 2011, we held $53,715,000 of cash and cash equivalents. Of this balance, $2,965,000, or 6%, is denominated in foreign currencies, including the Canadian Dollars, Euro and Brazilian Real. The remaining $50,750,000, or 94%, is denominated in US Dollars. At June 30, 2011, $34,818,000, or 65%, of our total cash and cash equivalents balance was held in money market accounts, with the remaining $18,897,000 held in traditional deposit accounts.

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
As of June 30, 2011, we were subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
California Class Action Litigations
Employee Claims
In April 2006, Mike Rutti vs. LoJack Corporation, Inc. was filed in the United States District Court for the Central District of California by an employee alleging violations of the Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code, and seeking class action status (the “Federal Court Case”). In September 2007, our motion for summary judgment was granted and the district court dismissed all of the plaintiff’s federal law claims. The plaintiff appealed the dismissal to the Ninth Circuit Court of Appeals and in August 2009, the Ninth Circuit affirmed the district court’s grant of summary judgment on all claims except as to the claim for compensation for the required postliminary data transmission, or the data transmission claim, for which the dismissal was vacated. The plaintiff filed a petition for rehearing to the Ninth Circuit and on March 2, 2010, the Ninth Circuit affirmed the district court’s grant of summary judgment on all claims except as to (a) the claim for compensation for commuting under state law and (b) the data transmission claim, which are the two remaining claims. The plaintiff seeks to pursue the claim for compensation for commuting time in the State Court Case referenced below. The plaintiff moved for conditional class certification for the data transmission claim and on January 14, 2011, the District Court for the Central District of California granted the plaintiff’s motion for conditional certification. The trial for this claim in federal court has been set to begin in November 2011.
Due to the dismissal of the plaintiff’s claims in federal court in September 2007 as discussed above, in November 2007, the plaintiff also filed Mike Rutti, Gerson Anaya vs. LoJack Corporation, Inc. comprising its state law claims in California State Court (the “State Court Case”). In June 2009, the California State Court granted class certification with respect to nine claims and denied class certification with respect to five claims. The Company appealed this decision and on March 26, 2010, the California State Appellate Court granted our appeal in part, denying certification with respect to certain claims and affirming certification with respect to certain other claims.
On February 14, 2011, the Company filed a Notice of Removal to remove this State Court Case to Federal Court, thereby seeking to consolidate both the Federal and State Court Cases to be heard in Federal Court and the plaintiff filed a motion to remand the Federal Court Case to State Court. On April 15, 2011, the United States District Court for the Central District of California granted the plaintiff’s motion to remand the State Court Case to the California State Court. On April 29, 2011, the Company filed a petition for leave to appeal the decision to remand, which the Ninth Circuit subsequently declined to hear. Thus, these claims will be heard in State Court.
On July 29, 2011, the California State Court held a class certification hearing regarding the remaining uncertified claims and held that all such claims, except for vehicle maintenance expense reimbursement claims, were to be certified. Thus, there are currently 16 claims class certified, including morning and evening commute time, meal breaks, rest breaks, on-call time, postliminary data transmission time, time picking up supplies from UPS along with associated travel time, time spent washing and maintaining the company vehicle, time spent washing and maintaining work uniforms, time charting the route to the first job of the day, time spent driving to and from work meetings and waiting for work meetings to start, reimbursement of work tools expenses, reimbursement of the cost of washing the company vehicle, failure to pay overtime, waiting time penalties, penalties under the California Private Attorney General Act, and claims under California Business and Professions Code § 17200.
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
The parties participated in a mediation hearing on March 29, 2011 and reached a settlement to resolve all claims on a class-wide basis. The United States District Court for the Central District of California preliminarily approved the settlement on June 16, 2011. Pursuant to the terms of the settlement, the Company would revise its disclosures in motorcycle related marketing materials and provide class members with a twelve month extension of the terms of the Company’s Limited Recovery Warranty. The Company would also pay an enhancement award of $20,000 to the named plaintiff and would pay the plaintiffs’ attorneys’ fees and costs up to $415,000. Under the terms of the settlement, the Company would receive a release by all potential class members who do not affirmatively opt out of the settlement. Nothing in the settlement agreement constitutes an admission of any wrongdoing, liability or violation of law by the Company. Rather, the Company has signed the settlement agreement to resolve the litigation, thereby eliminating the uncertainties and expense of further protracted litigation. A fairness hearing for final approval of the settlement is scheduled for December 5, 2011.
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
Brazilian Licensee Litigation
On March 21, 2011, the Company received a demand for arbitration with the American Arbitration Association. The demand was filed by Global Tracking Tech., Ltd. and Tracker do Brasil LTDA, which license the LoJack technology in Brazil. The demand alleges that the Company failed to maintain a patent for the stolen vehicle recovery system in Brazil and includes claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen Laws c. 93A. The claimant seeks $111,500,000 in damages, treble damages, and attorneys’ fees and costs. On May 11, 2011, the American Arbitration Association administratively closed this matter at this time.
Also on March 21, 2011, the Company received a separate demand for arbitration with the American Arbitration Association, filed by the same licensee, alleging breach of contract, breach of the implied covenant of good faith and fair dealing and violation of Mass. Gen Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimant seeks, amongst other things, $289,500,000 in actual damages, treble damages, attorneys fees, declaratory and injunctive relief. On July 6, 2011, claimants voluntarily withdrew their application for arbitration and Tracker do Brasil LTDA commenced the below discussed lawsuit against LoJack Equipment Ireland, Ltd. (“LoJack Ireland”) requesting that a Massachusetts Court order LoJack Ireland to submit to arbitration before the American Arbitration Association’s International Centre for Dispute Resolution, without limitation or precondition.
On July 7, 2011, LoJack Ireland was served by Tracker do Brasil LTDA with the aforementioned lawsuit which was filed in Norfolk Superior Court in Massachusetts. The lawsuit alleges interference with contractual relations, fraud/intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and violation of Mass. Gen Laws c. 93A relating to product pricing and the fulfillment of purchase orders for the licensee. The claimant seeks, amongst other things, $289,500,000 in actual damages, treble damages, attorneys’ fees, and declaratory and injunctive relief. The claimant also seeks a court order compelling arbitration and staying the case in Norfolk Superior Court during the pendency of the arbitration.

The Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.

Item 1A.	Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, which could materially affect our business, financial condition, or future results.

Item 6.	Exhibits
(a) Exhibits

Exhibit
No.	Description
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification.
32**	Certification Pursuant to 18 U.S.C. Section 1350.
101**
The following materials from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

*	Indicates an exhibit which is filed herewith.

**	Indicates an exhibit which is furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation Registrant
Date: August 9, 2011	By:	/s/Richard T. Riley
Richard T. Riley
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2011	By:	/s/ Casey Delaney
Casey Delaney
Vice President and Controller (Principal Accounting Officer)