Form 10-Q
period 2011-09-30
LOJACK CORP
filed 2011-11-09
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of November 2, 2011, there were 18,426,761 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PAGE

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets: September 30, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Operations: Three and Nine Months Ended September 30, 2011 and 2010	2

Condensed Consolidated Statements of Cash Flows: Nine Months Ended September 30, 2011 and 2010	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

Part II. Other Information

Item 1. Legal Proceedings	28

Item 6. Exhibits	31

Signatures	32

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,674	$51,789
Restricted cash	—	175
Marketable securities at fair value	1,386	1,365
Accounts receivable, net of allowances of $2,986 and $3,534, respectively	21,527	26,897
Inventories	8,649	8,506
Prepaid and other expenses	2,768	4,036
Prepaid and receivable income taxes	616	657
Deferred income taxes	308	308

Total current assets	86,928	93,733
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $50,069 and $46,206 respectively	12,384	15,114
DEFERRED INCOME TAXES	116	101
INTANGIBLE ASSETS—NET	113	294
GOODWILL	1,717	1,717
OTHER ASSETS—NET	8,886	11,352

TOTAL ASSETS	$110,144	$122,311

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term debt	$146	$146
Accounts payable	4,755	7,097
Accrued and other liabilities	10,343	11,111
Current portion of deferred revenue	19,971	21,824
Accrued compensation	3,524	4,681

Total current liabilities	38,739	44,859
LONG TERM DEBT	9,445	8,798
DEFERRED REVENUE	23,612	28,834
DEFERRED INCOME TAXES	308	308
OTHER ACCRUED LIABILITIES	3,635	3,503
ACCRUED COMPENSATION	1,211	1,633

Total liabilities	76,950	87,935

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)
EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding 18,426,761 at September 30, 2011 and 18,296,959 at December 31, 2010	184	183
Additional paid-in capital	21,805	19,968
Accumulated other comprehensive income	6,914	6,713
Retained earnings	4,523	7,691

Total LoJack Corporation equity	33,426	34,555
Noncontrolling interest in subsidiary	(232)	(179)

Total equity	33,194	34,376

TOTAL LIABILITIES AND EQUITY	$110,144	$122,311

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenue	$34,492	$38,485	$98,352	$106,624
Cost of goods sold	16,717	19,126	48,428	53,310

Gross profit	17,775	19,359	49,924	53,314

Costs and expenses:
Product development	1,326	1,202	4,005	4,909
Sales and marketing	6,897	6,881	20,098	22,737
General and administrative	8,748	6,644	24,270	24,674
Depreciation and amortization	1,296	1,678	4,634	5,415

Total	18,267	16,405	53,007	57,735

Operating income (loss)	(492)	2,954	(3,083)	(4,421)

Other income (expense):
Interest income	125	—	945	230
Interest expense	(159)	(178)	(487)	(488)
Other, net	(708)	300	560	(98)

Total	(742)	122	1,018	(356)

Income (loss) before provision for income taxes	(1,234)	3,076	(2,065)	(4,777)
Provision for income taxes	556	402	1,157	16,610

Net income (loss)	(1,790)	2,674	(3,222)	(21,387)
Less: Net loss attributable to the noncontrolling interest	(7)	(49)	(54)	(335)

Net income (loss) attributable to LoJack Corporation	$(1,783)	$2,723	$(3,168)	$(21,052)

Net income (loss) per share attributable to LoJack Corporation:
Basic	$(0.10)	$0.16	$(0.18)	$(1.21)

Diluted	$(0.10)	$0.15	$(0.18)	$(1.21)

Weighted average shares:
Basic	17,678,213	17,378,804	17,601,996	17,330,533

Diluted	17,678,213	17,738,093	17,601,996	17,330,533

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,222)	$(21,387)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	1,916	2,468
Depreciation and amortization	4,919	5,790
Non cash revenue from warrants	(431)	(348)
Allowance for doubtful accounts	(745)	1,034
Deferred income taxes	(15)	15,387
Loss on disposal of property and equipment	32	2
Loss on marketable securities	—	1
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	6,127	5,992
Inventories	(174)	(355)
Prepaid and other expenses	1,301	(41)
Prepaid and receivable income taxes	38	1,231
Other assets	(64)	599
Accounts payable	(2,345)	(2,525)
Accrued and other liabilities	(1,794)	4,107

Deferred revenue, net of deferred cost of goods sold	(4,281)	(4,003)

Net cash provided by operating activities	1,262	7,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,079)	(2,980)
Purchase of marketable securities	—	(193)
Proceeds from the sale of marketable securities	—	1,223
Other	12	—
Restricted cash	175	303

Net cash used by investing activities	(1,892)	(1,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	44	—
Repayment of debt	(2,050)	(6,322)
Proceeds from debt	3,173	719
Payment of tax withholding obligations related to stock	(122)	(161)

Net cash provided (used) by financing activities	1,045	(5,764)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(530)	482

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(115)	1,023
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51,789	36,490

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,674	$37,513

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by LoJack Corporation and its subsidiaries, or LoJack, we, our, or the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. The unaudited condensed consolidated financial statements include the accounts of LoJack, our wholly-owned subsidiaries, and SC-Integrity, or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2011, and the results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.
These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, which includes consolidated financial statements and notes thereto for the year ended December 31, 2010.
Recently Adopted Accounting Guidance
In September 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-13, as codified in Accounting Standards Codification 605, Revenue Recognition, or ASC 605. ASC 605 provides greater ability to separate and allocate consideration in a multiple element revenue arrangement. In addition, ASC 605 requires the use of estimated selling price to allocate consideration in a multiple element revenue arrangement, therefore eliminating the use of the residual method of accounting.
In the U.S., sales of a combined LoJack and Early Warning Unit constitute a multiple element arrangement under ASC 605 subtopic 25, Revenue Recognition: Multiple Element Arrangements. The combined Lojack and Early Warning Unit includes LoJack unit hardware, Early Warning hardware, installation service, and an Early Warning ongoing automated notification service, which is provided over the period of vehicle ownership.
The delivered elements of a multiple element arrangement (LoJack unit hardware and Early Warning Hardware and installation service) must meet certain criteria to qualify each component of the combined unit for separate accounting. Management performed an analysis and has determined that each of the delivered elements in the arrangement qualify for separate accounting based on the applicable guidance.
The guidance establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple element arrangement. The selling price for each deliverable is based on vendor-specific objective evidence, or VSOE, if available, third-party evidence, or TPE, if VSOE is not available, or management’s best estimated selling price, or BESP, if neither VSOE nor TPE are available. The residual method of allocation is no longer permitted under the relevant guidance and thus it is required that consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price allocation method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated fair value. Management determined an estimated fair value for each element in the arrangement as follows: (i) LoJack unit hardware selling price has been determined using VSOE; (ii) Early Warning hardware selling price has been determined based on BESP; (iii) installation service selling price has been determined using TPE; (iv) Early Warning ongoing notification service selling price has been determined based on BESP. We plan to analyze the selling prices used in our allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in the business necessitates a more timely analysis or if we experience significant variances in our selling prices.
The LoJack and Early Warning hardware and installation service components of each sale are considered to have met delivery requirements for revenue recognition upon installation of the unit; however, revenue from the ongoing notification service is deferred and recognized over an estimated life of new vehicle ownership.
Our adoption of ASC 605 as of January 1, 2011 did not have a material impact on our consolidated results of operations, financial position, or cash flows.

Accounting Guidance Issued But Not Yet Adopted
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, or IFRS. ASU 2011-04 explains how to measure fair value and intends to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. ASU 2011-04 will become effective prospectively for interim and annual reporting periods beginning on or after December 15, 2011. Early adoption is not permitted for public entities, therefore the standard will become effective for the Company in January 2012. The Company is currently evaluating the impact ASU 2011-04 may have on its consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, ASU 2011-05 requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 will become effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. As we do not intend to early adopt, the standard will become effective for the Company in January 2012. The Company is currently evaluating the impact ASU 2011-05 may have on its consolidated financial statements.
In September 2011, the FASB issued ASU 2011-8, Intangibles — Goodwill and Other. ASU 2011-8 is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification 350. ASU 2011-8 will become effective for fiscal years beginning after December 15, 2011, with early adoption permitted in limited circumstances. As we do not intend to early adopt, the standard will become effective for the Company in January 2012 and the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.
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
A reconciliation of weighted average shares used for the basic and diluted computations for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2011	2010
Weighted average shares for basic	17,678,213	17,378,804
Dilutive effect of stock options and unvested restricted stock	—	359,289

Weighted average shares for diluted	17,678,213	17,738,093

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2011	2010
Weighted average shares for basic	17,601,996	17,330,533
Dilutive effect of stock options and unvested restricted stock	—	—

Weighted average shares for diluted	17,601,996	17,330,533

Because of the net losses reported for the three and nine months ended September 30, 2011 and the nine months ended September 30, 2010, all shares of stock issuable pursuant to stock options and unvested stock have not been considered for dilution as their effect would be antidilutive. For the three and nine months ended September 30, 2011, 2,375,047 stock options and 717,014 shares of restricted stock were excluded from the computation of diluted net loss per share. For the three months ended September 30, 2010, 2,353,618 stock options and 127,901 shares of restricted stock were excluded from the computation of diluted net loss per share because the effect of including such shares would be antidilutive. For the nine months ended September 30, 2010, 2,353,618 stock options and 890,038 shares of restricted stock were excluded from the computation of diluted net loss per share. Performance shares totaling 51,589 and 128,625 were excluded from the computation of earnings per share for the three and nine months ended September 30, 2011 and 2010, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.

3. Inventories
Inventories are classified as follows (in thousands):

	September 30,	December 31,
	2011	2010
Raw materials	$111	$333
Work in process	273	314
Finished goods, net	8,265	7,859

Total inventories	$8,649	$8,506

4. Stock Compensation
Stock Options
The following table presents activity of all stock options for the nine month period ended September 30, 2011:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at January 1, 2011	2,261,565	$7.28
Granted	400,400	5.70
Exercised	(8,000)	4.79
Cancelled, expired or forfeited	(278,918)	4.92

Outstanding at September 30, 2011	2,375,047	$7.30	4.12	$0

Vested at September 30, 2011 and unvested expected to vest	2,347,961	$7.33	4.10	$0
Exercisable at September 30, 2011	1,423,822	$8.70	3.21	$0
The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $3.17 per share as of September 30, 2011.
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
The following table presents activity of all unvested restricted stock for the nine months ended September 30, 2011:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at January 1, 2011	784,063	$4.77
Granted	344,784	5.39
Vested and exercised	(224,225)	5.29
Forfeited and cancelled	(187,608)	4.65

Unvested at September 30, 2011	717,014	$4.94

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a recurring basis at September 30, 2011 and December 31, 2010, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$810	$810	$—	$—
Marketable securities	1,386	1,386	—	—
Equity investment in French licensee	322	322	—	—

Total	$2,518	$2,518	$—	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$1,251	$1,251	$—	$—
Marketable securities	1,365	1,365	—	—
Equity investment in French licensee	314	314	—	—

Total	$2,930	$2,930	$—	$—

Our Nonqualified Deferred Compensation Plan investments consist of mutual fund shares that are publicly traded and for which market prices are readily available. Gains and losses related to such investments are recorded in other income (expense) in the statement of operations. For the three and nine month periods ended September 30, 2011 we recorded losses related to our investments of $120,000 and $64,000, respectively. For both the three and nine months ended September 30, 2010 we recorded gains related to our investments of $81,000.
Our marketable securities as of September 30, 2011 and September 30, 2010 consisted of 366,500 common shares of Absolute Software Inc., or Absolute, a Vancouver, British Columbia, Canada based computer theft company, that we have designated as trading securities. These shares are publicly traded and their market price is readily available. The gains and losses on these securities are recorded in other income (expense) in the statement of operations. For the three and nine month periods ended September 30, 2011 we recorded losses of $228,000 and gains of $21,000, respectively, relating to these securities. For the three and nine months ended September 30, 2010 we recorded losses relating to these securities of $53,000 and $1,000, respectively.
Our investment in the common stock of our French licensee consists of publicly traded shares with a market price that is readily available. The gains and losses on our investment are recorded through accumulated other comprehensive income on the balance sheet. During the nine months ended September 30, 2011 and the three months September 30, 2010, we recorded unrealized gains on our investment of $8,000 and $63,000, respectively. During the three months ended September 30, 2011 and the nine months September 30, 2010, we recorded unrealized losses on our investment of $84,000 and $403,000, respectively.
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
As of September 30, 2011, our investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, and a 17.5% equity interest in our Benelux licensee, totaling $496,000. Our investments in the aforementioned licensees are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. Management periodically reviews the carrying value of these investments using Level 3 inputs such as projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no impairments to the fair value of these investments for all periods presented.
Financial Instruments not Measured at Fair Value
Some of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.
At September 30, 2011, the carrying value of $9,445,000 of our long-term debt approximated the fair value because our multicurrency revolving credit agreement, or the Credit Agreement, which was established on December 29, 2009 and amended on September 30, 2010 and December 29, 2010, carries a variable rate of interest which is adjusted periodically and reflects current market conditions. Also see Note 6 below.
6. Debt
As of September 30, 2011 and December 31, 2010, our debt consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Short-term debt:
SCI convertible promissory note	$146	$146
Long-term debt:
Term loan	9,445	8,798

	$9,591	$8,944

On August 10, 2010, SCI issued a one year, 11% interest Convertible Promissory Note totaling $400,000 to its shareholders. As a 64% holder of SCI, a $254,000 note was issued to LoJack and is eliminated in consolidation. The remaining $146,000 due to the noncontrolling holders of SCI is classified as short-term debt on our consolidated balance sheet. At September 30, 2011, the entire amount of the note remained outstanding. On October 14, 2011, a new 11% Convertible Promissory Note totaling $752,000 and maturing on October 1, 2012, was issued, replacing the outstanding principal and interest under the original note. The amount of the note due to non-controlling holders of SCI, $274,000, is considered a third party loan and is classified as short-term debt on our consolidated balance sheet as of October 14, 2011.
On December 29, 2009, we entered into the Credit Agreement with RBS Citizens, N.A., as Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multicurrency revolving credit facility in the maximum amount of USD $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate currencies). The maturity date for the revolving credit loan is January 10, 2014. We have the right to increase the aggregate amount available to be borrowed under the Credit Agreement to USD $50,000,000, subject to certain conditions, including consent of the lenders.
As of September 30, 2011, we had a total outstanding borrowings of CAD $9,900,000 (USD $9,445,000) under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of September 30, 2011 was 3.86%. As of September 30, 2011, we also had three outstanding irrevocable letters of credit in the aggregate amount of $1,181,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends is permitted under the Credit Agreement but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the loans under the facility. At September 30, 2011, we had borrowing availability of $17,569,000. At September 30, 2011, we were in compliance with all of the financial covenants in the Credit Agreement.
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
7. Comprehensive Income (Loss)
Total comprehensive income (loss) and its components for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$(1,790)	$2,674	$(3,222)	$(21,387)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,350	200	193	12
Unrealized gains (losses) on marketable securities	(84)	293	8	(173)

Total comprehensive income (loss)	(524)	3,167	(3,021)	(21,548)
Less: Comprehensive loss attributable to noncontrolling interest	(7)	(49)	(54)	(335)

Comprehensive income (loss) attributable to LoJack Corporation	$(517)	$3,216	$(2,967)	$(21,213)

Total accumulated other comprehensive income and its components were as follows (in thousands):

			Total
	Foreign	Unrealized	Accumulated
	Currency	Gain on	Other
	Translation	Marketable	Comprehensive
	Adjustment	Securities	Income
Balance at December 31, 2010	$6,584	$129	$6,713
Foreign currency translation adjustments	193	—	193
Unrealized gain on marketable securities	—	8	8

Balance at September 30, 2011	$6,777	$137	$6,914

8. Income Taxes
We recorded a worldwide provision for income taxes of $556,000 and $1,157,000 for the three and nine months ended September 30, 2011, respectively. These amounts are primarily comprised of the provision for income taxes for our Irish and Brazilian subsidiaries. The effective income tax rates for the three and nine month periods ended September 30, 2011 were higher than our federal statutory rate in large part because no U.S. income tax benefit was recorded for the current year domestic net operating loss, nor was a foreign tax benefit recorded for foreign tax losses.
We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue and stock compensation. The FASB authoritative guidance on accounting for income taxes requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We maintain a full valuation allowance against our net U.S. deferred tax assets, which was recorded during the second quarter of 2010, and did not recognize any deferred tax benefits related to U.S. net losses incurred during the three and nine months ended September 30, 2011. We will maintain a full valuation allowance on our net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
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
The following table presents information about our operating segments for the three and nine months ended September 30, 2011 and 2010 (in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods considered to be reasonable by our management.

	North America	International
Consolidated Statements of Operations Data	Segment	Segment	All Other	Consolidated
Three Months Ended September 30, 2011
Revenue	$24,231	$9,537	$724	$34,492
Depreciation and amortization	1,220	110	50	1,380
Operating (loss) income	(2,755)	2,602	(339)	(492)

Three Months Ended September 30, 2010
Revenue	$24,370	$13,405	$710	$38,485
Depreciation and amortization	1,571	108	55	1,734
Operating (loss) income	(1,211)	4,689	(524)	2,954

Nine Months Ended September 30, 2011
Revenue	$70,331	$25,835	$2,186	$98,352
Depreciation and amortization	4,354	323	242	4,919
Operating (loss) income	(7,296)	5,460	(1,247)	(3,083)

Nine Months Ended September 30, 2010
Revenue	$73,265	$30,548	$2,811	$106,624
Depreciation and amortization	5,163	317	310	5,790
Operating (loss) income	(9,339)	6,890	(1,972)	(4,421)

10. Commitments and Contingent Liabilities
As of September 30, 2011, we were subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
California Class Action Litigations
Employee Claims
In April 2006, Mike Rutti vs. LoJack Corporation, Inc. was filed in the United States District Court for the Central District of California, or the District Court, by a former employee alleging violations of the Fair Labor Standards Act, or the FLSA, the California Labor Code, and the California Business & Professions Code, and seeking class action status, or the Federal Court Case. In September 2007, our motion for summary judgment was granted and the District Court dismissed all of the plaintiff’s federal law claims. The plaintiff appealed the dismissal to the United States Court of Appeals for the Ninth Circuit, or the Ninth Circuit, and, in August 2009, the Ninth Circuit affirmed the District Court’s grant of summary judgment on all claims except as to the claim for compensation for the required postliminary data transmission, or the Data Transmission Claim, for which the dismissal was reversed. The plaintiff filed a petition for rehearing and, on March 2, 2010, the Ninth Circuit amended its decision to affirm the District Court’s grant of summary judgment on all claims except as to (a) the Data Transmission Claim and (b) the claim for compensation for commuting under state law, or the Commuting Claim. The plaintiff later sought to pursue the Commuting Claim in the State Court Case referenced below. The plaintiff moved for conditional certification of the Data Transmission Claim under the FLSA and, on January 14, 2011, the District Court granted the plaintiff’s motion. On October 7, 2011, the parties filed a joint stipulation with the District Court stating that they had reached a settlement of the Data Transmission Claims. On November 7, 2011, the parties filed a joint motion for approval of the settlement as required by the FLSA. Pursuant to the terms of the settlement, the Federal Court Case would be dismissed; the plaintiffs would release the Company of the claims asserted in the Federal Court Case and all other wage-and-hour claims (except, in the case of two plaintiffs, the claims asserted in the State Court Case); and the Company would pay to the plaintiffs an aggregate amount of approximately $115,000 and pay to their attorneys an amount for attorneys’ fees and costs to be determined by the District Court after noticed motion but not to exceed $1,100,000. During the three months ended September 30, 2011 we recorded an accrual in the amount of $1,215,000 with respect to the terms of the settlement. Nothing in the settlement would constitute an admission of any wrongdoing, liability or violation of law by the Company. Rather, the Company has agreed to the settlement to resolve the Federal Court Case, thereby eliminating the uncertainties and expense of further protracted litigation.
Due to the dismissal of the plaintiff’s claims by the District Court in September 2007 as discussed above, in November 2007, the plaintiff and a second plaintiff filed in the Superior Court of California for Los Angeles County, or the Superior Court, Mike Rutti, Gerson Anaya vs. LoJack Corporation, Inc. to assert wage-and-hour claims under California law on behalf of current and former Company technicians, or the State Court Case. In September 2009, the Superior Court granted class certification with respect to nine claims and denied class certification with respect to five claims. The Company sought appellate review of this decision. On March 26, 2010, the California Court of Appeals for the Second Appellate District granted our request in part, denying certification with respect to certain claims but affirming certification with respect to certain other claims.
On July 29, 2011, the Superior Court granted class certification of the remaining claims except for a vehicle maintenance expense reimbursement claim. Thus, in the State Court Case there currently are 16 certified claims, including the Commuting Claim; a Data Transmission Claim arising under state law; claims for various amounts of unpaid time; claims for reimbursement of work tools expenses and the cost of washing the company vehicle; claims for unfair competition under California Business and Professions Code section 17200; and claims for waiting-time penalties and penalties under the California Labor Code Private Attorneys General Act. Trial of the State Court Case is currently set for July 2012.

In the State Court Case, the plaintiff, on behalf of the class, seeks unpaid wages, penalties, interest and attorneys’ fees.
The Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.
We have recorded an accrual in the amount of $970,000, with respect to certain of the above claims in the State Court Case based on our best estimates, where a potential loss is considered probable. We have estimated our range of possible loss with respect to the State Court Case to be between $970,000 and $30,000,000.
Consumer Claims
On September 15, 2010, a suit entitled Louis Morin v. LoJack Corp., Inc., et al was filed in the Los Angeles County Superior Court of the State of California (Central District) alleging, amongst other claims, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code § 17200 (unfair competition) and § 17500 (false advertising), and breach of implied warranty with respect to LoJack Early Warning for motorcycles, and seeking class action status. On July 29, 2010, the Company removed the case to the United States District Court for the Central District Court of California. On August 23, 2010, the Company filed a motion to dismiss all claims, which was granted by the Court on September 27, 2010, without prejudice. The dismissal without prejudice provided the plaintiff with the opportunity to amend its complaint, and on October 25, 2010, the plaintiff filed an amended complaint, for alleged fraud, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code § 17200 (unfair competition) and § 17500 (false advertising), and breach of implied warranty and again sought class certification. On November 12, 2010, the Company filed a motion to dismiss all claims and a motion to strike certain claims. On December 28, 2010, the Court denied the Company’s motion to dismiss. The plaintiff, on behalf of the class, sought injunctive relief, restitution, disgorgement, punitive damages, and attorneys’ fees in unspecified amounts. On March 3, 2011, the plaintiff filed a motion for class certification and the Company filed its opposition to class certification on March 28, 2011.
The parties participated in a mediation hearing on March 29, 2011 and reached a settlement to resolve all claims on a class-wide basis. The United States District Court for the Central District of California preliminarily approved the settlement on September 16, 2011. Pursuant to the terms of the settlement, the Company would revise its disclosures in motorcycle related marketing materials and provide class members with a twelve month extension of the terms of the Company’s Limited Recovery Warranty. The Company would also pay an enhancement award of $20,000 to the named plaintiff and would pay the plaintiffs’ attorneys’ fees and costs up to $415,000. Under the terms of the settlement, the Company would receive a release by all potential class members who do not affirmatively opt out of the settlement. Nothing in the settlement agreement constitutes an admission of any wrongdoing, liability or violation of law by the Company. Rather, the Company has signed the settlement agreement to resolve the litigation, thereby eliminating the uncertainties and expense of further protracted litigation. A fairness hearing for final approval of the settlement is scheduled for December 5, 2011.
We have recorded an accrual in the amount of $570,000, with respect to the terms of the settlement, including a $135,000 accrual relating to the twelve month warranty extension, which did not have a material impact on our consolidated financial position or results of operations.
New York Litigation
On October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc. against LoJack Corporation in United States District Court for the Eastern District of New York alleging breach of contract, misrepresentation, and violation of the New York franchise law, violation of Mass. Gen Laws c. 93A and Robinson-Patman Act, amongst other claims. The plaintiff seeks damages of $10,000,000, punitive damages, interest and attorney’s fees, and treble damages. On December 14, 2010, the Company filed a motion to dismiss all claims. On February 1, 2011, the plaintiff filed a motion to amend the complaint and sought to add a claim for breach of fiduciary duty. On February 15, 2011, the Company filed its opposition to the motion to amend and sought the dismissal of all claims.
On September 30, 2011, the Court ruled on the pending motions and denied, as futile, the plaintiff’s request to amend the complaint with respect to the misrepresentation, New York franchise law, violation of Mass. Gen Laws c. 93A and breach of fiduciary duty claims. The Court granted the plaintiff permission to re-plead the tortious interference with business relations and Robinson-Patman Act claims. The breach of contract and breach of covenant of good faith and fair dealing claims remain viable.

On October 14, 2011, the plaintiff filed a motion for reconsideration of the dismissal of the violation of Mass. Gen Laws c. 93A and the violation of the New York Franchise law claims. The Company opposed such motion and is awaiting the Court’s ruling.
The Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.
Given that there are still pending motions regarding which claims will survive and which will be dismissed, we cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation.
Brazilian Licensee Litigation
On March 21, 2011, the Company received a demand for arbitration with the American Arbitration Association. The demand was filed by Global Tracking Tech., Ltd. and Tracker do Brasil LTDA, which license the LoJack technology in Brazil. The demand alleged that the Company failed to maintain a patent for the stolen vehicle recovery system in Brazil and included claims for breach of contract, breach of the implied covenant of good faith and fair dealing, misrepresentation, and violation of Mass. Gen. Laws c. 93A. The claimant sought $111,500,000 in damages, treble damages, and attorneys’ fees and costs. On May 11, 2011, the American Arbitration Association administratively closed this matter.
Also on March 21, 2011, the Company received a separate demand for arbitration with the American Arbitration Association, filed by the same licensee, alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimant sought, amongst other things, $289,500,000 in actual damages, treble damages, attorneys fees, and declaratory and injunctive relief. On July 6, 2011, claimants voluntarily withdrew their application for arbitration and Tracker do Brasil LTDA commenced the below discussed lawsuit against LoJack Equipment Ireland, Ltd., or LoJack Ireland, requesting that a Massachusetts Court order LoJack Ireland to submit to arbitration before the American Arbitration Association’s International Centre for Dispute Resolution, without limitation or precondition. On July 7, 2011, LoJack Ireland was served by Tracker do Brasil LTDA with the aforementioned lawsuit which was filed in Norfolk Superior Court in Massachusetts. The lawsuit alleged interference with contractual relations, fraud/intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A relating to product pricing and the fulfillment of purchase orders for the licensee. The claimant sought, amongst other things, $289,500,000 in actual damages, treble damages, attorneys’ fees, and declaratory and injunctive relief. The claimant also sought a court order compelling arbitration and staying the case in Norfolk Superior Court during the pendency of the arbitration. On September 1, 2011, the parties stipulated to the entry of an order that the dispute relating to product pricing and the fulfillment of purchase orders to the licensee would be re-filed for arbitration with the International Centre for Dispute Resolution. Thus, as of September 1, 2011, both the International Centre for Dispute Resolution filing and the Norfolk Superior Court action relating to product pricing and the fulfillment of purchase orders were not pending.
On September 27, 2011, the Company received Tracker do Brasil LTDA’s re-filed arbitration demand against LoJack Equipment Ireland Ltd. before the International Centre for Dispute Resolution. The filing alleges interference with contractual relations, fraud/intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimant seeks, amongst other things, $55,000,000 in actual damages, treble damages, attorneys fees, declaratory and injunctive relief.
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
Safe Harbor Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 and other securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our expected capital expenditures, our objectives and plans for future operations and products and our expected liquidity, revenue, profit and capital expenditures and resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: (i) the continued and future acceptance of our products and services; (ii) our ability to obtain financing from lenders; (iii) the outcome of ongoing litigation involving the company; (iv) the rate of growth in the industries of our customers; (v) the presence of competitors with greater technical, marketing, and financial resources; (vi) our customers’ ability to access the credit markets; (vii) our ability to promptly and effectively respond to technological change to meet evolving customer needs; (viii) our ability to successfully expand our operations; (ix) changes in general economic or geopolitical conditions; and (x) the expected timing of purchases by our customers. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning us, reference is made to Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our other periodic filings with the Securities and Exchange Commission.
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
Those who purchase Boomerang units are also required to enter into a service contract. The terms of service contracts offered range from 12 to 60 months and are payable in full upon activation of the related unit or renewal of a previous service contract. Service revenue from these contracts is deferred and recognized over the term of the service contract.
Concurrent with the migration from Boomerang technology to LoJack technology in the Canadian market during the second quarter of 2011, we have transitioned the selling model in that market from a subscription based model to a product based model. Therefore, as the LoJack unit becomes a larger component of the Boomerang product portfolio, this transition will have an impact on our revenue recognition in Canada.
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
Italy is the only country outside of North America where we own and operate a stolen vehicle recovery network. Consumers who purchase LoJack units in Italy are also required to enter into a service contract with LoJack Italia. The terms of service contracts offered range from 12 to 84 months and are payable in full upon activation of the related unit or renewal of a previous service contract, except for the “Fleet” market, whose units and tracking service are payable on a monthly basis. Service revenue from these contracts is deferred and recognized over the term of the service contract.
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
Key Economic Factors and Trends and our Business
The natural disaster in Japan in early 2011 impacted the supply of automobiles for certain manufacturers in the worldwide market. The sale of LoJack units is indexed to many of the brands experiencing disruption, and our sales volumes have been negatively impacted through the third quarter of 2011.
North America Segment
Industry experts are now estimating the seasonally adjusted annual rate, or SAAR, for the retail auto market in the United States to be 10.3 million for 2011, as compared to a SAAR of 9.5 million new vehicles in 2010. The improvement of the United States auto industry, however, has continued to be uneven, with some major auto manufacturers participating to a greater extent than others.

While the broader U.S. auto market is expected to deliver double-digit top line growth for the full year in 2011, there continued to be a significant change in the underlying brand mix in the market from prior years, which is negatively impacting the sale of LoJack units. We continued to be negatively impacted by a shift in our historical brand and model mix, as well as a slowdown in our bulk installations due to a shortage of dealer vehicle inventory following the production disruptions created by the natural disaster in Japan earlier in the year. Auto manufacturers and industry experts now expect the inventory shortages to ease considerably in the fourth quarter, which should position us to benefit as the affected auto manufacturers rebuild their inventory levels at the dealerships and move to recapture their share of the domestic market. Brands with which our penetration rates have been historically high are generally the brands which experienced sales declines during the first nine months of 2011. Other brands where we have had historically lower penetration rates have been growing at rates that outpaced the overall growth of the market.
We have developed and continue to invest in new sales programs that address the changes in the U.S. auto market, including both the growth in leased vehicles and the shift in brand and model mix within the market. We are strategically restructuring our relationships with targeted dealers to make it easier for them to sell our solutions, increase their profits and create a new business model. We continue to work with major finance companies to enhance their understanding of the LoJack product offering to ensure that the LoJack Unit and related products can continue to be financed as a part of the purchase price of the vehicle. We are also implementing a more robust system interface with our dealers and are offering expanded services to our dealers to generate higher penetration rates and stronger long term relationships.
Our business in Canada has been adversely affected by performance of the Boomerang technology since the conversion of the cellular infrastructure in Canada from analog to digital. As a result, we have built out the necessary infrastructure to launch the LoJack technology in our Canadian market. During the second quarter of 2011, the Espion Powered by LoJack system was officially launched in Canada.
Additionally, our business in Canada has been challenged by the economic and credit conditions in Canada and the continued shift in the Canadian auto market away from high-end vehicles, where we have historically had a higher penetration rate. We continue to aggressively manage costs to ensure that we are spending at a level appropriate for the size of our business in Canada.
International Segment
Our international business declined from 2010 as a result of reduced shipments to a number of our licensees. In the past, we have experienced some quarterly fluctuation in purchases in the International segment, with sales in many of our international markets tending to be higher in the fourth quarter of the year to meet demand caused by insurance mandates. While the level of revenue in the first quarter of 2011 for international business was consistent with historical trends, we did not meet our expected targets for unit sales in the second and third quarters of 2011 due to a softening in the international market as well as protracted negotiations with some of our licensees. International revenue in the third quarter was negatively impacted by the timing of these negotiations, however with their conclusion we now expect purchases in the final quarter of the year to include some of the volume that was not included in the third quarter shipments.
Our business in Italy is continuing to gain traction and delivered growth in terms of both revenue and subscribers during 2010 and the first nine months of 2011. We entered 2011 with approximately 13,000 subscribers in Italy, and continued growing the number of monthly subscribers, adding approximately 4,800 net new subscribers in Italy during the nine months ended September 30, 2011.
All Other Segment
The challenges we have faced in the automotive sector have reinforced the importance of our diversification efforts, which include the extension of the LoJack brand and the introduction of products for cargo and people at risk of wandering.
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

Recently Adopted Accounting Guidance
In September 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-13, as codified in Accounting Standards Codification 605, Revenue Recognition, or ASC 605. ASC 605 provides greater ability to separate and allocate consideration in a multiple element revenue arrangement. In addition, ASC 605 requires the use of estimated selling price to allocate consideration in a multiple element revenue arrangement therefore eliminating the use of the residual method of accounting.
In the U.S., sales of a combined LoJack and Early Warning Unit constitute a multiple element arrangement under ASC 605 subtopic 25, Revenue Recognition: Multiple Element Arrangements. The combined Lajack and Early Warning Unit includes LoJack unit hardware, Early Warning hardware, installation service, and an Early Warning ongoing automated notification service, which is provided over the period of vehicle ownership.
The delivered elements of a multiple element arrangement (LoJack unit hardware and Early Warning Hardware and installation service) must meet certain criteria to qualify each component of the unit for separate accounting. Management performed an analysis and has determined that each of the delivered elements in the arrangement qualify for separate accounting based on the applicable guidance.
The guidance establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple element arrangement. The selling price for each deliverable is based on vendor-specific objective evidence, or VSOE, if available, third-party evidence, or TPE, if VSOE is not available, or management’s best estimated selling price, or BESP, if neither VSOE nor TPE are available. The residual method of allocation is no longer permitted under the relevant guidance and thus it is required that consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price allocation method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated fair value. Management determined an estimated fair value for each element in the arrangement as follows: (i) LoJack unit hardware selling price has been determined using VSOE; (ii) Early Warning hardware selling price has been determined based on BESP; (iii) installation service selling price has been determined using TPE; (iv) Early Warning ongoing notification service selling price has been determined based on BESP. We plan to analyze the selling prices used in our allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in the business necessitates a more timely analysis or if we experience significant variances in our selling prices.
The LoJack and Early Warning hardware and installation service components of each sale are considered to have met delivery requirements for revenue recognition upon installation of the unit; however, revenue from the ongoing notification service is deferred and recognized over an estimated life of new vehicle ownership.
Our adoption of ASC 605 as of January 1, 2011 did not have a material impact on our consolidated results of operations, financial position, or cash flows.
The remaining critical accounting policies and estimates are the same as those detailed in our Annual Report on Form 10-K for the year ended December 31, 2010.
Accounting Guidance Issued But Not Yet Adopted
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, or IFRS. ASU 2011-04 explains how to measure fair value and intends to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. ASU 2011-04 will become effective prospectively for interim and annual reporting periods beginning on or after December 15, 2011. Early adoption is not permitted for public entities, therefore the standard will become effective for the Company in January 2012. The Company is currently evaluating the impact ASU 2011-04 may have on its consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, ASU 2011-05 requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 will become effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. As we do not intend to early adopt, the standard will become effective for the Company in January 2012. The Company is currently evaluating the impact ASU 2011-05 may have on its consolidated financial statements.
In September 2011, the FASB issued ASU 2011-8, Intangibles — Goodwill and Other. ASU 2011-8 is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification 350. ASU 2011-8 will become effective for fiscal years beginning after December 15, 2011, with early adoption permitted in limited circumstances. As we do not intend to early adopt, the standard will become effective for the Company in January 2012 and the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

Results of Operations for the three months ended September 30, 2011 versus the three months ended September 30, 2010
Revenue
Revenue for the three months ended September 30, 2011 decreased by $3,993,000 as compared to the same period in 2010. The following table presents revenue by our segments (in thousands):

	Three Months Ended
	September 30,		Percentage Change
	2011	2010	2011 vs. 2010
North America	$24,231	$24,370	(1)%
International	9,537	13,405	(29)
All Other	724	710	2

Total revenue	$34,492	$38,485	(10)%

Revenue related to our North America segment decreased by $139,000 for the three months ended September 30, 2011, as compared to the same period in 2010.
Revenue in North America for our dealer channel decreased 8% when compared to the same period in 2010. Revenue in North America from our heavy equipment, or commercial, channel increased 29% over the same period in 2010. Our motorcycle and direct distribution channels in the United States market saw revenue declines of 16% and increases of 9%, respectively, as compared to the same period in 2010.
The activity that resulted in a 1% decrease in our North America segment revenue for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to:
•	A decrease of $1,017,000, or 7%, in revenue from LoJack units, primarily due to a 5% decrease in the number of units sold and a 2% decrease in the average revenue per unit;
•
A decrease of $521,000, or 16%, in Boomerang unit and service revenue, driven by a 38% decrease in the number of base units sold from 2,730 to 1,690 and a decrease of 11% in service revenue driven by a 15% decline in the average number of subscribers to 54,500 for the three months ended September 30, 2011; offset by

•
An increase of $1,729,000, or 36%, in the recognition of deferred revenue from our Early Warning and warranty products. The increase was primarily driven by a $1,960,000 increase in Early Warning revenue, partially offset by a decrease of $230,000 in revenue from our warranty products for the three months ended September 30, 2011 as compared to the same period in 2010. The increase in Early Warning revenue was largely attributed to the recognition of revenue relating to the hardware portion of the Early Warning product. In prior years, Early Warning hardware was combined with the Early Warning notification service and all revenue was deferred and recognized over an estimated service period. See “Critical Accounting Policies and Estimates” above for discussion of the revised revenue recognition policies for multiple element arrangements. As the cost of goods sold relating to the hardware is also recognized as opposed to deferred, the net effect of this increase in revenue was not material to the financial statements as a whole.

Revenue related to our International segment decreased $3,868,000 for the three months ended September 30, 2011, as compared to the same period in 2010. The decrease was primarily due to a decrease of $3,845,000, or 31%, in product revenue from our licensees due to a 57,000 decrease in the number of units sold in the third quarter of 2011 compared to the same period in 2010 and a decrease of $238,000, or 45%, in revenue from the sale of infrastructure components, royalty, license fee, and other revenue from our licensees as compared to the same period in 2010. The decrease was partially offset by an increase of $215,000, or 45%, in revenue from our Italy business for the third quarter of 2011 as compared to the same period in 2010.
Revenue related to our All Other segment increased $14,000 for the three months ended September 30, 2011 compared to the same period in 2010. The increase of $99,000, or 17%, in the revenue from SCI was partially offset by a decrease in SafetyNet revenue for the three months ended September 30, 2011 as compared to the same period in 2010.
The following table presents cost of goods sold by our segments (in thousands):

	Three Months Ended
	September 30,		Percentage Change
	2011	2010	2011 vs. 2010
North America	$12,369	$12,590	(2)%
International	4,056	6,232	(35)
All Other	292	304	(4)

Total cost of goods sold	$16,717	$19,126	(13)%

As a percentage of total revenue, total cost of goods sold was 48% and 50% for the three months ended September 30, 2011 and 2010, respectively.
As a percentage of North America revenue, cost of goods sold relating to our North America segment was 51% and 52% for the three months ended September 30, 2011 and 2010, respectively.
As a percentage of International revenue, cost of goods sold relating to our International segment was 43% and 46% for the three months ended September 30, 2011 and 2010, respectively.
As a percentage of All Other revenue, our cost of goods sold associated with the All Other segment for the three months ended September 30, 2011 and 2010 was 40% and 43%, respectively.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Three Months Ended
	September 30,		Percentage Change
	2011	2010	2011 vs. 2010
Product development	$1,326	$1,202	10%
Sales and marketing	6,897	6,881	0
General and administrative	8,748	6,644	32
Depreciation and amortization	1,296	1,678	(23)

Total operating expenses	$18,267	$16,405	11%

Product Development
As a percentage of total revenue, product development expenses were 4% and 3% for the three months ended September 30, 2011 and 2010, respectively.
Product development expenses increased $124,000 for the three months ended September 30, 2011 as compared to the same period in 2010, primarily due to an increase of $212,000 in compensation expenses partially offset by a $137,000 decrease in research and development expenses.

Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 20% and 18% for the three months ended September 30, 2011 and 2010, respectively.
The increase of $16,000 of sales and marketing expenses for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to an increase in advertising expenses of $463,000 partially offset by a decrease in bad debt expenses of $437,000.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 25% and 17% for the three months ended September 30, 2011 and 2010, respectively.
The increase of general and administrative expenses of $2,104,000 for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to:
•
Increased legal expenses of $2,298,000 which were primarily attributable to the accrual of $1,600,000 for a loss contingency related to the wage and hour related litigation in California and an increase of $698,000 related to the costs associated with the litigation discussed in Part II, Item 1, “Legal Proceedings;” and

•
Increased compensation expenses of $280,000, primarily attributable to an increase of $123,000 in costs relating to temporary employees, an increase of $168,000 in severance expenses and an increase of $177,000 in other compensation expenses, partially offset by a decrease of $275,000 in bonus expense.

The increases in general and administrative expenses were partially offset by decreased consulting expenses of $313,000 for the three months ended September 30, 2011 as compared to the same period in 2010.
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expense was 4% for both the three months ended September 30, 2011 and 2010, respectively.
Depreciation and amortization expense decreased by $382,000 for the three months ended September 30, 2011 as compared to the same period in 2010. The decrease is primarily related to retirement of assets and certain assets becoming fully depreciated during 2010 and the three months ended September 30, 2011.
Other Income (Expense)
The following table presents our other income (expense) (in thousands):

	Three Months Ended
	September 30,		Percentage Change
	2011	2010	2011 vs. 2010
Interest income	$125	$—	100%
Interest expense	(159)	(178)	(11)
Other income (expense)	(708)	300	(336)

Total other income (expense)	$(742)	$122	(708)%

Total other income (expense) for the three months ended September 30, 2011 changed by $864,000 from income of $122,000 for the three months ended September 30, 2010 to expense of $742,000 for the same period in 2011. This change is primarily attributable to decreased other income of $1,008,000, partially offset by increased interest income of $125,000 due to an increase in interest realized on the outstanding accounts receivable balances of some of our international licensees as compared to the same period in 2010. The decrease in other income is primarily attributable to a $774,000 increase in losses related to foreign currency transactions and a $375,000 decrease in the income associated with our marketable securities due to a $174,000 valuation adjustment to our investment in the common stock of Absolute Software and $201,000 of investment losses in our deferred compensation plan.

Provision for Income Taxes
We recorded a $556,000 provision for income taxes for the three months ended September 30, 2011. This amount is primarily comprised of the provision for income taxes for our Irish and Brazilian subsidiaries. We recorded a $402,000 provision for income taxes for the three months ended September 30, 2010. The effective income tax rate for the three month period ended September 30, 2011 was higher than our federal statutory rate in large part because no U.S. income tax benefit was recorded for the current year domestic net operating loss, nor was a foreign tax benefit recorded for foreign tax losses.
Net Income (Loss) Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net income attributable to LoJack Corporation decreased by $4,506,000 from a net income of $2,723,000 for the three months ended September 30, 2010, to a net loss of $1,783,000 for the three months ended September 30, 2011. For the three months ended September 30, 2011, the net loss per share attributable to LoJack Corporation was $0.10 per diluted share as compared to a net income of $0.15 per diluted share in the same period in 2010.
Results of Operations for the nine months ended September 30, 2011 versus the nine months ended September 30, 2010
Revenue
Revenue for the nine months ended September 30, 2011 decreased by $8,272,000 as compared to the same period in 2010. The following table presents revenue by our segments (in thousands):

	Nine Months Ended
	September 30,		Percentage Change
	2011	2010	2011 vs. 2010
North America	$70,331	$73,265	(4)%
International	25,835	30,548	(15)
All Other	2,186	2,811	(22)

Total revenue	$98,352	$106,624	(8)%

Revenue related to our North America segment decreased by $2,934,000 for the nine months ended September 30, 2011, as compared to the same period in 2010.
Revenue in the North America segment from our dealer channel decreased by 6% as compared to the same period in 2010. Revenue in the North America segment from our heavy equipment, or commercial, channel increased 53% over the prior period. Revenue for both motorcycle and direct distribution channels in the United States market saw declines of 13% as compared to the same period in 2010.
The activity that resulted in a 4% decrease in our North America segment revenue for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to:
•	A decrease of $1,659,000, or 4%, in revenue from LoJack units, primarily due to a 3% decrease in the number of units sold and a 1% decrease in the average revenue per unit;
•
A decrease of $1,443,000, or 15%, in Boomerang unit and service revenue, driven by a 50% decrease in the number of base units sold from 8,980 to 4,500, partially offset by a 3% increase in the average revenue per unit, and a decrease of 6% in service revenue driven by an 11% decline in the average number of subscribers to 57,600 subscribers for the nine months ended September 30, 2011;

•
A decrease of $464,000 in all other revenue including a decrease of $208,000 in revenue from the motorcycle channel, a decrease of $116,000 relating to an increase in sales referral discounts offered to our dealers and a decrease of $391,000 in revenue generated from repairs and inspections, partially offset by a $79,000 increase in royalty revenue and an increase of $172,000 in other revenue items; and

•
An increase of $932,000, or 7%, in the recognition of deferred revenue from our Early Warning and warranty products. The increase was primarily driven by a $1,576,000 increase in Early Warning revenue, partially offset by a decrease of $644,000 in the recognition of deferred revenue from our warranty products for the nine months ended September 30, 2011 as compared to the same period in 2010. The increase in Early Warning revenue was largely attributed to the recognition of revenue relating to the hardware portion of the Early Warning product. In prior years, Early Warning hardware was combined with the Early Warning notification service and all revenue was deferred and recognized over an estimated service period. See “Critical Accounting Policies and Estimates” above for discussion of the revised revenue recognition policies for multiple element arrangements. As the cost of goods sold relating to the hardware is also recognized as opposed to deferred, the net effect of this increase in revenue was not material to the financial statements as a whole.

Revenue related to our International segment decreased $4,713,000 for the nine months ended September 30, 2011 as compared to the same period in 2010. The decrease was primarily due to a decline of $5,016,000, or 18%, in product revenue from our licensees due to a 74,000 decrease in the number of units sold in the first nine months of 2011 compared to the same period in 2010 and a decrease of $411,000, or 30%, in revenue from the sale of infrastructure components, royalty, license fee, and other revenue from our licensees for the first nine months of 2011 compared to the same period in 2010. The decrease in revenue was partially offset by a $714,000, or 44%, increase in revenue from our Italy business in the first nine months of 2011 as compared to the same period in 2010.
Revenue related to our All Other segment decreased $625,000 for the nine months ended September 30, 2011 compared to the same period in 2010. The decrease was primarily the result of a decrease in SafetyNet product shipments to Project Lifesaver during the nine months ended September 30, 2011, compared to the same period in 2010. The decrease in SafetyNet revenue for the nine months ended September 30, 2011 as compared to the same period in 2010 was partially offset by an increase of $254,000, or 14%, in the revenue from SCI.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (in thousands):

	Nine Months Ended
	September 30,		Percentage Change
	2011	2010	2011 vs. 2010
North America	$35,583	$37,601	(5)%
International	12,042	14,643	(18)
All Other	803	1,066	(25)

Total cost of goods sold	$48,428	$53,310	(9)%

As a percentage of total revenue, total cost of goods sold was 49% and 50% for the nine months ended September 30, 2011 and 2010, respectively.
As a percentage of North America revenue, cost of goods sold relating to our North America segment was 51% for both the nine months ended September 30, 2011 and 2010.
As a percentage of International revenue, cost of goods sold relating to our International segment was 47% and 48% for the nine months ended September 30, 2011 and 2010, respectively.
As a percentage of All Other revenue, our cost of goods sold associated with the All Other segment for the nine months ended September 30, 2011 and 2010 was 37% and 38%, respectively.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Nine Months Ended
	September 30,		Percentage Change
	2011	2010	2011 vs. 2010
Product development	$4,005	$4,909	(18)%
Sales and marketing	20,098	22,737	(12)
General and administrative	24,270	24,674	(2)
Depreciation and amortization	4,634	5,415	(14)

Total operating expenses	$53,007	$57,735	(8)%

Product Development
As a percentage of total revenue, product development expenses were 4% and 5% for the nine months ended September 30, 2011 and 2010, respectively.
Product development expenses decreased $904,000 for the nine months ended September 30, 2011 as compared to the same period in 2010, primarily due to a decrease of $686,000 in compensation expenses related to workforce reductions which took place through the second quarter of 2010 and a $179,000 decrease in research and development expenses.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 20% and 21% for the nine months ended September 30, 2011 and 2010, respectively.
The decrease of $2,639,000 of sales and marketing expenses for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to:
•
Decreased compensation expense of $1,492,000 as compared to the same period in 2010, including $1,099,000 of lower salary expenses resulting from workforce reductions which took place through the second quarter of 2010 and a $573,000 decrease in severance expense due to severance accruals having been recorded during the second quarter of 2010 relating to the aforementioned workforce reductions, partially offset by a $226,000 increase in benefits expense;

•	Decreased bad debt expense of $790,000 as compared to the same period in 2010;
•	Decreased travel expense of $210,000 as compared to the same period in 2010; and
•	Decreased rent expense of $210,000 as compared to the same period in 2010.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 25% and 23% for the nine months ended September 30, 2011 and 2010, respectively.
The decrease of general and administrative expenses of $404,000 for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to:
•
Decreased compensation expenses of $2,159,000, primarily related to a decrease of $869,000 in salary expenses resulting from workforce reductions which took place through the second quarter of 2010, a $600,000 decrease in severance expense due to severance accruals having been recorded during the second quarter of 2010 relating to the aforementioned workforce reductions, a $399,000 decrease in benefits expense and a $490,000 decrease in other compensation expenses, partially offset by a $366,000 increase in expenses relating to temporary employees;

•	Decreased sales tax expense of $413,000 primarily due to the reversal of a prior year accrual for estimated custom tariffs no longer owed;
•	Decreased consulting expenses of $555,000, primarily associated with a consulting fee incurred in 2010; and
•	Decreased general and administrative expenses of $672,000 in our Boomerang segment primarily due to the change in the exchange rate between the Canadian and U.S. dollar.
The decrease in general and administrative expenses was partially offset by:
•
Increased legal expenses of $3,868,000 primarily related to a loss contingency accrual of $2,035,000 recorded during the first nine months of 2011 for the settlement of the consumer claims litigation and the wage and hour litigation in California as discussed in Part II, Item 1, “Legal Proceedings” and an increase other legal expenses of $2,672,000 which were primarily attributable to the ongoing costs associated with the litigation discussed in Part II, Item 1, “Legal Proceedings.” The increase was partially offset by a $750,000 a loss contingency accrual which was recorded during the first nine months of 2010 for a loss contingency related to wage and hour litigation in California.

Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expenses were 5% for both the nine months ended September 30, 2011 and 2010.
Depreciation and amortization expenses decreased by $781,000, for the nine months ended September 30, 2011 as compared to the same period in 2010. The decrease is primarily related to the retirement of assets and certain assets becoming fully depreciated during 2010 and the nine months ended September 30, 2011.
Other Income (Expense)
The following table presents our other income (expense) (in thousands):

	Nine Months Ended
	September 30,		Percentage Change
	2011	2010	2011 vs. 2010
Interest income	$945	$230	311%
Interest expense	(487)	(488)	(0)
Other income (expense)	560	(98)	(671)

Total other income (expense)	$1,018	$(356)	(386)%

Total other income (expense) for the nine months ended September 30, 2011 changed by $1,374,000 from expense of $356,000 for the nine months ended September 30, 2010 to income of $1,018,000 for the same period in 2011. This change is primarily attributable to the following:
•
Increased interest income of $715,000, which is primarily attributable to $677,000 of interest realized on the outstanding accounts receivable balances of some of our international licensees, which is recognized upon collection; and

•
Increased other income of $658,000 which is primarily attributable to a $562,000 increase in gains related to foreign currency transactions and a $230,000 increase in dividend income, partially offset by a decrease of $124,000 in the income associated with our marketable securities, primarily due to a decrease in the value of the investments in our deferred compensation plan.

Provision for Income Taxes
We recorded a $1,157,000 provision for income taxes for the nine months ended September 30, 2011. This amount is primarily comprised of the provision for income taxes for our Irish and Brazilian subsidiaries. We recorded a $16,610,000 provision for income taxes for the nine months ended September 30, 2010, which includes the establishment of a valuation allowance for our U.S. net deferred tax assets of $15,100,000 and the establishment of a valuation allowance for deferred tax assets in a Canadian subsidiary of $282,000. The effective income tax rate for the nine month period ended September 30, 2011 was higher than our federal statutory rate in large part because no U.S. income tax benefit was recorded for the current year domestic net operating loss, nor was a foreign tax benefit recorded for foreign tax losses.
Net Loss Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net loss attributable to LoJack Corporation decreased by $17,884,000 from a net loss of $21,052,000 for the nine months ended September 30, 2010, to a net loss of $3,168,000 for the nine months ended September 30, 2011. For the nine months ended September 30, 2011, the net loss per share attributable to LoJack Corporation was $0.18 per diluted share as compared to a net loss of $1.21 per diluted share in the same period in 2010.

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
On August 10, 2010, SCI issued a one year, 11% interest Convertible Promissory Note totaling $400,000 to its shareholders. As a 64% holder of SCI, LoJack was issued a $254,000 note which is considered an intercompany loan, eliminated in consolidation. The remaining $146,000 due to the noncontrolling holders of SCI is considered a third-party loan and as such is classified as short-term debt on our consolidated balance sheet. At September 30, 2011, the entire amount of the note remained outstanding. On October 14, 2011, a new 11% Convertible Promissory Note totaling $752,000 and maturing on October 1, 2012, was issued, replacing the outstanding principal and interest under the original note. The amount of the note due to noncontrolling holders of SCI, $274,000, is considered a third party loan and will be classified as short-term debt on our consolidated balance sheet.
On December 29, 2009, we entered into the Credit Agreement with RBS Citizens, N.A., as Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multicurrency revolving credit facility in the maximum amount of USD $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate currencies). The maturity date for the credit loan is January 10, 2014. We have the right to increase the aggregate amount available to be borrowed under the Credit Agreement to USD $50,000,000, subject to certain conditions, including consent of the lenders.
As of September 30, 2011, we had total outstanding borrowings of CAD $9,900,000 (USD $9,445,000) under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of September 30, 2011 was 3.86%. As of September 30, 2011, we also had three outstanding irrevocable letters of credit in the aggregate amount of $1,181,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends is permitted under the Credit Agreement but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of loans under the facility. At September 30, 2011, we had borrowing availability of $17,569,000. At September 30, 2011, we were in compliance with all financial covenants in the Credit Agreement.
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
On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock under a trading plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, or the Exchange Act, and additionally renewed the remaining management discretion authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. We did not repurchase any shares under the stock repurchase plan in the first, second or third quarters of 2011. At September 30, 2011, 1,681,778 shares remained available for repurchase under our repurchase plan.
We expect our continuing operation and expansion of the Italian stolen vehicle recovery network, the expansion of the LoJack SafetyNet business in the United States, and Boomerang’s and SCI’s operating cash deficits, combined with our longer term international investment requirements and domestic expansion, to be funded using existing cash, cash flows from operations and, if needed, our existing credit facility.

For the three and nine months ended September 30, 2011, we had capital expenditures of $1,048,000 and $2,079,000, respectively. We expect our total capital expenditures for 2011 to be between $4,000,000 and $5,000,000. We have funded our 2011 expenditures out of our working capital of $48,189,000 and also expect to fund the remainder out of our existing working capital, which included $51,764,000 of cash and cash equivalents. We expect total 2011 capital expenditures to include $1,500,000 to $2,000,000 for enhancement of our core tracking and recovery technology and $500,000 to $1,000,000 for enhancements to our internal systems and technology infrastructure. We also expect to incur $2,000,000 of capital spending and $500,000 of additional expenses in the fourth quarter of 2011 for the relocation of our corporate headquarters.
If we decide to pursue significant investment opportunities in domestic and international markets, we may be required to find sources of capital in addition to existing working capital. Our foreign entities have approximately $27,934,000 of cash and cash equivalents which, if repatriated to the U.S., would result in an increase in our U.S. income taxes. We do not provide for income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States and do not anticipate the need to repatriate this cash. We believe the sources of cash currently available to us will be adequate for at least the next twelve months. We plan to fund our existing operations, including capital expenditures, using existing cash and cash equivalents, cash flows from operations and, if needed, the existing Credit Agreement discussed above.
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Cash provided (used) by:
Operating activities	$1,262	$7,952
Investing activities	(1,892)	(1,647)
Financing activities	1,045	(5,764)
Effect of exchange rate changes on cash	(530)	482

Increase (decrease) in cash and cash equivalents	$(115)	$1,023

Cash provided by operating activities decreased by $6,690,000 during the nine months ended September 30, 2011, compared to the same period in 2010. The decrease was primarily attributable to a decrease in cash provided by other working capital items of $6,197,000 and a net decrease of $493,000 in losses excluding non cash items.
Investing activities used $1,892,000 of cash during the nine months ended September 30, 2011, as compared to using $1,647,000 of cash during the same period in 2010. The $245,000 increase in cash used for investing activities was primarily due to net proceeds from our marketable securities activity of $1,030,000 in 2010 not recurring in 2011 and a decrease in restricted cash activity of $128,000, which were partially offset by $901,000 of lower capital expenditures in the nine months ended September 30, 2011 than the same period in 2010.
Financing activities provided $1,045,000 of cash during the nine months ended September 30, 2011, as compared to using $5,764,000 of cash during the same period in 2010. The $6,809,000 change was primarily attributable to a decrease in the repayment, net of proceeds, of our debt and short term borrowings of $6,726,000 under our existing Credit Agreement, an increase of $44,000 received in connection with stock options exercised during the period, and a decrease in tax withholding related to stock grants and lapses of $39,000.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We have limited exposure to market risk due to the nature of the financial instruments carried on our consolidated balance sheet. Our financial instruments as of September 30, 2011 consisted of cash and cash equivalents, marketable securities, other assets, accounts receivable, accounts payable, accrued liabilities, long-term debt and credit facilities. Our financial position is subject to market risk, including, but not limited to, changes in the value of financial instruments including those resulting from changes in interest rates, foreign currency exchange rates and market valuation. As of September 30, 2011, the fair value of these financial instruments approximated their carrying values.
We are exposed to changes in interest rates primarily through amounts outstanding under our Credit Agreement. As of September 30, 2011, we analyzed the effect of interest rates on our variable-rate Credit Agreement, for which there was CAD $9,900,000 (USD $9,445,000) of outstanding borrowings as of September 30, 2011. Based on the outstanding borrowings under the Credit Agreement at September 30, 2011, a 1% increase in the interest rate would result in an additional $94,000 of annual interest expense.

We are subject to foreign currency risk through our international operations. As of September 30, 2011, we held cash denominated in foreign currencies, primarily in Euro, Canadian Dollar, and Brazilian Real. These assets accounted for approximately 7% of our total cash and cash equivalents at September 30, 2011. We translate accounts for subsidiaries whose functional currency is not the U.S. Dollar using exchange rates in effect at period-end for assets and liabilities, and exchange rates averaged over the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the consolidated statement of operations. As a result, both positive and negative currency fluctuations against the U.S. Dollar may affect our results of operations and accumulated other comprehensive income. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of our International segment revenue is denominated in U.S. Dollars. This situation may change in the future if revenue earned and expenses incurred denominated in foreign currencies increases.
We manage future foreign exchange risk exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge is cost effective. As of September 30, 2011, we had no derivative contracts outstanding. We do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off balance sheet financing transactions. We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.
We are exposed to market valuation risks related to securities we hold that are carried at fair value. Our marketable securities consist of Absolute common stock carried at fair value in the financial statements. Significant changes in the market price of Absolute’s common stock could result in significant changes in other income (expense). Based on the 366,500 shares held as of September 30, 2011, a $1.00 change in the market price of Absolute’s common stock would result in a $367,000 increase/decrease in the fair value of the shares. Our other assets include our investment in our French licensee, in the form of a publicly traded common stock, accounted for as an available-for-sale security and valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. During the three and nine months ended September 30, 2011, we recorded unrealized losses $84,000 and unrealized gains of $8,000, respectively, in accumulated other comprehensive income. Realized gains and losses on available-for-sale securities are included in other income (expense).
As of September 30, 2011, we held $51,674,000 of cash and cash equivalents. Of this balance, $3,759,000, or 7%, is denominated in foreign currencies, including the Canadian Dollars, Euro and Brazilian Real. The remaining $47,915,000, or 93%, is denominated in U.S. Dollars. At September 30, 2011, $33,450,000, or 65%, of our total cash and cash equivalents balance was held in money market accounts, with the remaining $18,224,000 held in traditional deposit accounts.

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
As of September 30, 2011, we were subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
California Class Action Litigations
Employee Claims
In April 2006, Mike Rutti vs. LoJack Corporation, Inc. was filed in the District Court by a former employee alleging violations of the FLSA, the California Labor Code, and the California Business & Professions Code, and seeking class action status. In September 2007, our motion for summary judgment was granted and the District Court dismissed all of the plaintiff’s federal law claims. The plaintiff appealed the dismissal to the Ninth Circuit and, in August 2009, the Ninth Circuit affirmed the District Court’s grant of summary judgment on all claims except as to the Data Transmission Claim, for which the dismissal was reversed. The plaintiff filed a petition for rehearing and, on March 2, 2010, the Ninth Circuit amended its decision to affirm the District Court’s grant of summary judgment on all claims except as to (a) the Data Transmission Claim and (b) the Commuting Claim. The plaintiff later sought to pursue the Commuting Claim in the State Court Case referenced below. The plaintiff moved for conditional certification of the Data Transmission Claim under the FLSA and, on January 14, 2011, the District Court granted the plaintiff’s motion. On October 7, 2011, the parties filed a joint stipulation with the District Court stating that they had reached a settlement of the Data Transmission Claims. On November 7, 2011, the parties filed a joint motion for approval of the settlement as required by the FLSA. Pursuant to the terms of the settlement, the Federal Court Case would be dismissed; the plaintiffs would release the Company of the claims asserted in the Federal Court Case and all other wage-and-hour claims (except, in the case of two plaintiffs, the claims asserted in the State Court Case); and the Company would pay to the plaintiffs an aggregate amount of approximately $115,000 and pay to their attorneys an amount for attorneys’ fees and costs to be determined by the District Court after noticed motion but not to exceed $1,100,000. Nothing in the settlement would constitute an admission of any wrongdoing, liability or violation of law by the Company. Rather, the Company has agreed to the settlement to resolve the Federal Court Case, thereby eliminating the uncertainties and expense of further protracted litigation.
Due to the dismissal of the plaintiff’s claims by the District Court in September 2007 as discussed above, in November 2007, the plaintiff and a second plaintiff filed in the Superior Court Mike Rutti, Gerson Anaya vs. LoJack Corporation, Inc. to assert wage-and-hour claims under California law on behalf of current and former Company technicians. In September 2009, the Superior Court granted class certification with respect to nine claims and denied class certification with respect to five claims. The Company sought appellate review of this decision. On March 26, 2010, the California Court of Appeals for the Second Appellate District granted our request in part, denying certification with respect to certain claims but affirming certification with respect to certain other claims.
On July 29, 2011, the Superior Court granted class certification of the remaining claims except for a vehicle maintenance expense reimbursement claim. Thus, in the State Court Case there currently are 16 certified claims, including the Commuting Claim; a Data Transmission Claim arising under state law; claims for various amounts of unpaid time; claims for reimbursement of work tools expenses and the cost of washing the company vehicle; claims for unfair competition under California Business and Professions Code section 17200; and claims for waiting-time penalties and penalties under the California Labor Code Private Attorneys General Act. Trial of the State Court Case is currently set for July 2012.
In the State Court Case, the plaintiff, on behalf of the class, seeks unpaid wages, penalties, interest and attorneys’ fees.
The Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.

Consumer Claims
On September 15, 2010, a suit entitled Louis Morin v. LoJack Corp., Inc., et al was filed in the Los Angeles County Superior Court of the State of California (Central District) alleging, amongst other claims, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code § 17200 (unfair competition) and § 17500 (false advertising), and breach of implied warranty with respect to LoJack Early Warning for motorcycles, and seeking class action status. On July 29, 2010, the Company removed the case to the United States District Court for the Central District Court of California. On August 23, 2010, the Company filed a motion to dismiss all claims, which was granted by the Court on September 27, 2010, without prejudice. The dismissal without prejudice provided the plaintiff with the opportunity to amend its complaint, and on October 25, 2010, the plaintiff filed an amended complaint, for alleged fraud, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code § 17200 (unfair competition) and § 17500 (false advertising), and breach of implied warranty and again sought class certification. On November 12, 2010, the Company filed a motion to dismiss all claims and a motion to strike certain claims. On December 28, 2010, the Court denied the Company’s motion to dismiss. The plaintiff, on behalf of the class, sought injunctive relief, restitution, disgorgement, punitive damages, and attorneys’ fees in unspecified amounts. On March 3, 2011, the plaintiff filed a motion for class certification and the Company filed its opposition to class certification on March 28, 2011.
The parties participated in a mediation hearing on March 29, 2011 and reached a settlement to resolve all claims on a class-wide basis. The United States District Court for the Central District of California preliminarily approved the settlement on September 16, 2011. Pursuant to the terms of the settlement, the Company would revise its disclosures in motorcycle related marketing materials and provide class members with a twelve month extension of the terms of the Company’s Limited Recovery Warranty. The Company would also pay an enhancement award of $20,000 to the named plaintiff and would pay the plaintiffs’ attorneys’ fees and costs up to $415,000. Under the terms of the settlement, the Company would receive a release by all potential class members who do not affirmatively opt out of the settlement. Nothing in the settlement agreement constitutes an admission of any wrongdoing, liability or violation of law by the Company. Rather, the Company has signed the settlement agreement to resolve the litigation, thereby eliminating the uncertainties and expense of further protracted litigation. A fairness hearing for final approval of the settlement is scheduled for December 5, 2011.
New York Litigation
On October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc. against LoJack Corporation in United States District Court for the Eastern District of New York alleging breach of contract, misrepresentation, and violation of the New York franchise law, violation of Mass. Gen Laws c. 93A and Robinson-Patman Act, amongst other claims. The plaintiff seeks damages of $10,000,000, punitive damages, interest and attorney’s fees, and treble damages. On December 14, 2010, the Company filed a motion to dismiss all claims. On February 1, 2011, the plaintiff filed a motion to amend the complaint and sought to add a claim for breach of fiduciary duty. On February 15, 2011, the Company filed its opposition to the motion to amend and sought the dismissal of all claims.
On September 30, 2011, the Court ruled on the pending motions and denied, as futile, the plaintiff’s request to amend the complaint with respect to the misrepresentation, New York franchise law, violation of Mass. Gen Laws c. 93A and breach of fiduciary duty claims. The Court granted the plaintiff permission to re-plead the tortious interference with business relations and Robinson-Patman Act claims. The breach of contract and breach of covenant of good faith and fair dealing claims remain viable.
On October 14, 2011, the plaintiff filed a motion for reconsideration of the dismissal of the violation of Mass. Gen Laws c. 93A and the violation of the New York Franchise law claims. The Company opposed such motion and is awaiting the Court’s ruling.
The Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.
Given that there are still pending motions regarding which claims will survive and which will be dismissed, we cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation.
Brazilian Licensee Litigation
On March 21, 2011, the Company received a demand for arbitration with the American Arbitration Association. The demand was filed by Global Tracking Tech., Ltd. and Tracker do Brasil LTDA, which license the LoJack technology in Brazil. The demand alleged that the Company failed to maintain a patent for the stolen vehicle recovery system in Brazil and included claims for breach of contract, breach of the implied covenant of good faith and fair dealing, misrepresentation, and violation of Mass. Gen. Laws c. 93A. The claimant sought $111,500,000 in damages, treble damages, and attorneys’ fees and costs. On May 11, 2011, the American Arbitration Association administratively closed this matter.

Also on March 21, 2011, the Company received a separate demand for arbitration with the American Arbitration Association, filed by the same licensee, alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimant sought, amongst other things, $289,500,000 in actual damages, treble damages, attorneys fees, and declaratory and injunctive relief. On July 6, 2011, claimants voluntarily withdrew their application for arbitration and Tracker do Brasil LTDA commenced the below discussed lawsuit against LoJack Ireland requesting that a Massachusetts Court order LoJack Ireland to submit to arbitration before the American Arbitration Association’s International Centre for Dispute Resolution, without limitation or precondition. On July 7, 2011, LoJack Ireland was served by Tracker do Brasil LTDA with the aforementioned lawsuit which was filed in Norfolk Superior Court in Massachusetts. The lawsuit alleged interference with contractual relations, fraud/intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A relating to product pricing and the fulfillment of purchase orders for the licensee. The claimant sought, amongst other things, $289,500,000 in actual damages, treble damages, attorneys’ fees, and declaratory and injunctive relief. The claimant also sought a court order compelling arbitration and staying the case in Norfolk Superior Court during the pendency of the arbitration. On September 1, 2011, the parties stipulated to the entry of an order that the dispute relating to product pricing and the fulfillment of purchase orders to the licensee would be re-filed for arbitration with the International Centre for Dispute Resolution. Thus, as of September 1, 2011, both the International Centre for Dispute Resolution filing and the Norfolk Superior Court action relating to product pricing and the fulfillment of purchase orders were not pending.
On September 27, 2011, the Company received Tracker do Brasil LTDA’s re-filed arbitration demand against LoJack Equipment Ireland Ltd. before the International Centre for Dispute Resolution. The filing alleges interference with contractual relations, fraud/intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimant seeks, amongst other things, $55,000,000 in actual damages, treble damages, attorneys fees, declaratory and injunctive relief.
The Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.
Given the current stage of this matter, we cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation.

Item 6.	Exhibits
(a) Exhibits

Exhibit
No.	Description
10.1*	Separation Agreement between LoJack Corporation and Paul Weichselbaum, effective as of September 16, 2011.
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification.
32**	Certification Pursuant to 18 U.S.C. Section 1350.
101**
The following materials from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

*	Indicates an exhibit which is filed herewith.

**	Indicates an exhibit which is furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation Registrant
Date: November 9, 2011	By:	/s/ Randy L. Ortiz
Randy L. Ortiz
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2011	By:	/s/ Donald R. Peck
Donald R. Peck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)