Form 10-K
period 2011-12-31
LOJACK CORP
filed 2012-03-13
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-08439

LOJACK CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Massachusetts	04-2664794
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

40 Pequot Way	02021
Canton, Massachusetts (Address of Principal Executive Offices)	(Zip Code)

(781) 302-4200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Exchange on Which Registered)
Common Stock, $.01 par value Preferred Share Purchase Rights	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☑

The aggregate market value of our common stock, $.01 par value per share, held by non-affiliates was approximately $72,257,000 as of June 30, 2011. The aggregate market value of common stock indicated is based upon the last traded price of the common stock as reported by NASDAQ on June 30, 2011.

As of March 1, 2012, there were 18,068,933 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference to our to be filed definitive Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 17, 2012.

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

i

PART I

ITEM 1 — BUSINESS

OVERVIEW

LoJack is a leading global provider of technology products and services for the tracking and recovery of valuable mobile assets and people at risk of wandering. LoJack was organized as a Massachusetts corporation in 1978. Our unique integration with law enforcement agencies in the United States, together with our proprietary technology and radio frequency, or RF, network provide an effective means for the tracking and recovery of stolen vehicles, motorcycles, construction equipment, cargo and people at risk of wandering. As of December 31, 2011, LoJack products were operational in 28 states and the District of Columbia in the United States, Canada and 32 other countries internationally. Our technology has led to the recovery of over 300,000 vehicles globally, with an estimated value of nearly $4 billion.

SEGMENT OPERATIONS

We have three separately reported business segments: North America, International and All Other. Our North America segment is comprised of our domestic operation, which sells products that operate in 28 states and the District of Columbia in the United States, as well as Boomerang Tracking Inc., or Boomerang, which provides vehicle recovery products in Canada. Our International segment sells products and licenses or owns and operates LoJack proprietary vehicle recovery technology in 32 countries and territories throughout Europe, Africa and Latin and South America and through our wholly owned subsidiary in Italy, LoJack Italia, SRL, or LoJack Italia. Our All Other segment includes LoJack SafetyNet Inc., or LoJack SafetyNet, which provides technology for the tracking and rescue of people at risk of wandering, or people at risk, and SC-Integrity, Inc., or SCI, which provides technology for the tracking and recovery of valuable cargo and business information.

For financial information about our segments, and for information reported by geographic area, see Note 12 to our consolidated financial statements contained herein at Item 8.

THE LOJACK AND BOOMERANG SYSTEMS

The LoJack Stolen Vehicle Recovery System

The LoJack Stolen Vehicle Recovery System, or the LoJack System, is based on RF technology. In the United States, the LoJack System is comprised of a Registration System, which we maintain and operate; a Sector Activation System, or SAS, and Vehicle Tracking Units, collectively the Law Enforcement Components, each maintained by us and operated by law enforcement officials; and a LoJack Unit, which is installed in customers’ vehicles. In the United States and Italy, the LoJack System is designed to be integrated with existing law enforcement computer systems and telecommunication systems and procedures. If a vehicle equipped with a LoJack Unit is stolen, its owner reports the theft to the local police department. If the theft is reported in a jurisdiction where the LoJack System is operational, a unique radio signal is automatically transmitted to the LoJack Unit in the stolen vehicle, activating its tracking signal. The Vehicle Tracking Unit, installed in police patrol cars and aircraft in the coverage areas (for detail see Global Presence section below), is used by law enforcement officers to lead them to the stolen vehicle using RF direction-finding technology to locate the LoJack Unit emitting the tracking signal. In Canada and Italy, the tracking of stolen LoJack equipped vehicles is performed by our personnel or by private parties under contract with us, and once a LoJack equipped stolen vehicle is located by our tracking team, we rely on local law enforcement agencies for the actual recovery.

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

•

Direct integration with law enforcement in the United States and in some foreign jurisdictions, which results in the automatic activation of the LoJack Unit upon a report of theft to police and tracking and recovery by police; and

•	Insurance premium discounts which are mandated or offered in some foreign markets and some states within the United States.

Additionally, we believe that the LoJack System benefits law enforcement agencies by providing an extremely effective tool for combatting vehicle theft and helping to apprehend the suspects behind such crimes.

The Boomerang System

The legacy Boomerang Tracking System, or Boomerang System, sold in Canada prior to the transition to the LoJack System during 2011, is based on RF and cellular technology and uses tracking devices internally developed by LoJack and the wireless network of a major Canadian telecommunications company for locating and tracking stolen assets. The cellular coverage area for Boomerang’s tracking of stolen assets includes most of North America; however its service area is primarily in certain Canadian provinces. The Boomerang System consists of the Boomerang Unit that is installed in a purchaser’s vehicle, the cellular network, the Boomerang Security Center and Boomerang Vehicle Tracking Units. If a vehicle equipped with a Boomerang Unit is stolen, the vehicle owner is instructed to report the theft to the local police department and the Boomerang Security Center. When the Boomerang Security Center is advised of a theft, it obtains the approximate location of the Boomerang Unit via a secure connection with the cellular carrier and then transmits a unique code causing the Boomerang Unit to transmit a tracking signal. Upon transmission of a tracking signal by the Boomerang Unit, a tracking vehicle, equipped with a Boomerang Vehicle Tracking Unit, is dispatched to the approximate location of the Boomerang Unit. In Canada, we use third parties to perform tracking. The Boomerang Vehicle Tracking Units use direction-finding technology to locate the source of the tracking signal emitted by the Boomerang Unit which, with the integration and/or assistance of local law enforcement personnel, leads to the recovery of the stolen vehicle.

THE LOJACK ADVANTAGE OVER GPS FOR STOLEN VEHICLE RECOVERY

Unlike systems based on Global Positioning System, or GPS technology, our technologies can penetrate buildings and containers for the effective tracking and recovery of stolen mobile assets hidden from view, while GPS technology is easily jammed by such interferences. We differ from such GPS products in that our products are covert without any visible antennas or markings on the vehicle indicating presence of the LoJack System. Additionally, the direct integration of the LoJack System with law enforcement in the United States results in the automatic activation of the LoJack Unit upon the vehicle owner’s report of the theft to police and, therefore, no third party intermediaries are involved in the activation or tracking process.

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

LoJack for Motorcycles is designed specifically for installation in “on road” motorcycles. It functions similarly to the traditional LoJack Unit, but has been modified and reduced in size so that it can be more covertly installed in the limited space of a motorcycle. LoJack Early Warning is a standard feature in most markets on LoJack for Motorcycles.

We also offer warranty products that may be purchased as a supplement to the original purchaser’s warranty. These warranty products include: LoJack Extended Limited Recovery Warranty, LoJack Guarantee Plus 5000 (offered in all U.S. states except New York) and LoJack Protection Plus 5000 (New York only). For more information on our warranty products see the Product Warranty section below.

We license to Absolute Software Inc., a Vancouver, British Columbia company, or Absolute, the right to market its portable computer theft recovery products under the brand name LoJack for Laptops®. When a computer with LoJack for Laptops® is reported stolen and subsequently connects to the internet, the computer sends a signal to Absolute’s monitoring center to identify its location and provide certain other information. Absolute then works with local law enforcement and internet service providers to recover the computer.

Boomerang®

The Boomerang Unit is the component of the Boomerang System that is installed in a purchaser’s vehicle. The Boomerang Unit consists of a cellular band RF transponder with antenna, microprocessor and power supply. We continue to support the Boomerang Units sold prior to the transition to LoJack Units during 2011, however, we no longer offer the Boomerang Unit products. For a listing of the Boomerang Unit product suite previously offered, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

LoJack SafetyNet

The LoJack SafetyNet System is comprised of a Personal Locator Unit, or PLU, worn on the wrist of the subscriber, a Search and Rescue, or SAR, Receiver used by public safety agencies, a database of key information about the subscribers to assist in the search and rescue, and training of law enforcement and public safety agencies in the use of our technology in the search and rescue process. The PLU constantly emits an RF signal which can be tracked by trained search and rescue agencies using a SAR Receiver. The RF signal enables the police to pinpoint the precise location of a missing subscriber using a handheld, portable SAR Receiver.

SC Integrity

We own approximately 64% of SCI. We license to SCI the use of the LoJack brand name for its cargo and tracking recovery solution, called LoJack InTransitTM. LoJack InTransitTM uses three technologies (RF, GPS and Global System for Mobile Communication, or GSM) in combination to deliver a comprehensive solution for the prevention, detection, investigation and recovery of stolen cargo.

GLOBAL PRESENCE

As of December 31, 2011, the LoJack System was operational in 28 states and the District of Columbia in the United States. We have available statewide coverage, defined as coverage of at least 80% of the state population, in Arizona, California, Connecticut, the District of Columbia, Maryland, Massachusetts, Michigan, New Jersey and Rhode Island. We have coverage available in major metropolitan areas, cities and high crime areas in Colorado, Delaware, Florida, Georgia, Illinois, Louisiana, Nevada, New Hampshire, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia and Washington. We identify and define coverage areas based on a qualitative analysis of population density, new car sales and geography.

We operate Canada’s leading stolen vehicle recovery provider, Boomerang, with sales concentrated in the provinces of Quebec and Ontario. In 2011, we transitioned the Canadian business from the sale of Boomerang Units to LoJack Units. Our stolen vehicle recovery technology is also operational in 32 other countries and territories around the world. Internationally, we have a licensed presence in countries located in Latin and South America, Europe and Africa. In 2006, we began commercial activities in Italy through a wholly-owned subsidiary, and now have a national presence in Italy.

BUSINESS MODEL

North America Segment

Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning Units and related products and extended product and recovery warranties to automobile dealers who resell the units to consumers. There are no additional monthly fees or service contracts associated with the sale of LoJack Units, LoJack Early Warning Units or extended product and recovery warranties. Approximately 87% of our revenue in the United States originates through this distribution network of automobile dealers. Expansion into additional markets beyond the automotive market through products such as LoJack for Construction Equipment and LoJack for Motorcycles leverages our existing network and requires no additional infrastructure. Approximately 7% of our revenue in the United States was derived from the sale of LoJack for Construction Equipment units and LoJack for Motorcycles units during the year ended December 31, 2011.

We contract with and certify select dealers and other third parties to install our products. In 2011, 60% of our products sold in the United States were installed by third parties, compared to 60% and 56% for the years ended December 31, 2010 and 2009, respectively. We monitor the quality of these installations through an extensive quality control process.

Our revenue in Canada is derived primarily from the service contracts related to the sale and installation of Boomerang Espion, Boomerang Espion Alert, Boomerang, Boomerang2 and BoomerangXpress Units. Customers who purchased a Boomerang Unit (prior to the transition to LoJack Units) were required to enter into a service contract with Boomerang. The terms of service contracts offered ranged from 12 to 60 months and were generally payable in full upon the activation of the related unit or renewal of a previous service contract. Customers were also offered a month-to-month option. Beginning in 2011, Boomerang introduced the LoJack technology in Canada and the business model and product offerings are now similar to those of the United States.

Approximately 12% of our revenue in Canada is derived from the unit sales through automotive accessory retailers and automobile dealers, while the remaining 88% of revenue is derived from associated service contracts. As of December 31, 2011, there was approximately $6,414,000 of deferred revenue resulting from approximately 45,000 active Boomerang Unit service contracts. As we continue the transition the customer base in Canada to LoJack Units, we expect the number of service contracts and related deferred revenue to decrease correspondingly.

Many insurance companies based in Quebec and Ontario offer rebates to customers who install a Boomerang or LoJack Unit in their vehicles, and in some instances, insurance companies require installation of a Boomerang or LoJack Unit in such vehicles.

Revenue from the North America segment accounted for 68%, 66% and 71% of our consolidated revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

International Segment

LoJack technology is operational in 32 countries and territories outside of North America. We have developed our technology such that the LoJack System can be used by local law enforcement, by our licensees’ own security organizations, or by a combination of both. International revenue is derived from the sale of LoJack Units, system infrastructure components, royalties, licensing fees and subscription and installation services. International licensing agreements are primarily denominated in U.S. dollars and are structured with up-front licensing fees, which may be substantial and are non-recurring. Our license agreements provide that we will supply components and products at prices to be determined from time to time and/or receive royalties based upon the licensees’ LoJack based revenue. Approximately 94% of our international revenue was from the sale of LoJack Units during the year ended December 31, 2011.

At December 31, 2011, we held a 12.5% equity investment, with a carrying value of $1,541,000, in our Mexican licensee, a 5.5% equity investment, with a carrying value of $354,000, in our French licensee, and a 17.5% equity investment with a carrying value of $496,000, in our Benelux licensee. In addition, we hold less than a 10% equity interest in our licensees in Argentina and Hong Kong, for which we have no carrying value in our financial statements.

We have commercial operations in Italy through LoJack Italia. Since 2005, we have invested approximately $27,000,000 (comprised of LoJack network build out and operating losses) in LoJack Italia. We estimate this business will require an additional investment of approximately $1,000,000 to $2,000,000 over the next two to three years. Based on our experience with our current international licensees, we believe that LoJack Italia will generate long-term profitability and value after the investment period.

Our revenue in Italy is derived primarily from the sale and installation of LoJack Units and related service contracts. Purchasers of LoJack Units in Italy are required to enter into a service contract with LoJack Italia. The terms of service contracts offered range from 12 to 84 months and are generally payable in full upon activation of the related unit or renewal of a previous service contract. Customers are also offered a month-to-month option. Approximately 51% of our revenue in Italy is derived from the sale of LoJack Units, while the remaining 49% of revenue is derived from associated service contracts. As of December 31, 2011, there was approximately $2,405,000 of deferred revenue resulting from approximately 20,200 active service contracts.

Revenue from the International segment accounted for 30%, 32%, and 27% of our consolidated revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

All Other Segment

Revenue in our All Other segment is derived primarily from SCI and LoJack SafetyNet and accounted for 2% of total revenue in 2011. SCI revenue is derived from the sale of tracking devices as well as subscription fees for monitoring service alerts and activity reporting. At December 31, 2011, there was approximately $412,000 of deferred revenue relating to SCI subscription based services.

LoJack SafetyNet revenue is derived primarily from the sale PLUs, replacement parts and monthly service fees. In 2011, LoJack SafetyNet continued the transition of the business model that began in 2010 from an order fulfillment revenue model servicing one primary customer, to a fulfillment and service model, providing the LoJack SafetyNet offering to caregivers and consumers for an upfront product fee, followed by a monthly service fee. As part of this new business model, we provide SAR Receivers directly to participating law enforcement at no cost.

VEHICLE, ASSET THEFT AND PEOPLE AT RISK

North America Segment

According to the most recent Federal Bureau of Investigation Uniform Crime Report for 2010, a motor vehicle is stolen in the United States every 42.8 seconds. In 2010, total motor vehicle theft in the United States was approximately 737,000 vehicles, with an estimated value of $4.5 billion. Most auto theft is carried out by sophisticated thieves, rather than amateur thieves. Thieves typically steal vehicles because of the profit potential of the vehicle’s components on the black market. Also, in the United States, the national recovery rate for stolen vehicles has declined from 67% in 1999 to a 25 year low of 56% in 2010. The National Insurance Crime Bureau also reported that motorcycle theft totaled 49,791 stolen motorcycles in the United States in 2010. Of those motorcycles stolen, only 34% were recovered by law enforcement, making motorcycle owners and the insurance industry vulnerable to loss.

According to Statistics Canada, a federally commissioned statistics bureau, nearly 93,000 vehicles were stolen in Canada during 2010. The Insurance Bureau of Canada reported that in 2010 such crimes cost auto insurers and their policyholders approximately CAD$542 million and, when considering emergency response, court, policing, legal and out-of-pocket expenses, such as deductibles, the annual cost of auto theft in Canada approached $1 billion.

International Segment

Interpol, which provides services for the law enforcement community to optimize the international effort to combat crime, indicated in a recent report that approximately 7.2 million vehicles were stolen globally in 2010, which represented a loss of more than $47 billion.

All Other Segment

In the cargo security market, it is estimated that $10 to $30 billion in merchandise is stolen from cargo ships, trucks, ports, railroads and highways annually in the United States.

It is estimated that 5.4 million Americans suffer from Alzheimer’s disease and that there will be between 11 and 16 million Americans affected by 2050. Wandering, the most life-threatening behavior associated with Alzheimer’s disease, affects 59% of such patients, and 45% of the cases where the person is not located within 24 hours end in death. Additionally, autism affects one in every 110 children in the United States and children with autism are prone to wandering.

SALES AND MARKETING

North America Segment

Our sales and marketing approach in the United States focuses on the automotive channel, through which automobile dealers offer the LoJack Unit as well as our LoJack Early Warning and warranty products as options for both their new and used car sales. We market our products to these dealers primarily through a national sales force, which we supplement with independent sales representatives. Each salesperson routinely visits new and used car dealers to educate and train dealership personnel on the benefits of the LoJack System and related products. We also utilize a direct response program to sell the LoJack product to specific markets, such as the market for classic cars, as well as extended warranty and related products to our installed end customers. In order to ensure that the LoJack Unit and related products can be financed as a part of the purchase price of the vehicle, we continue to develop arrangements with major finance companies to help improve the availability of credit for the end consumers.

The LoJack brand has a brand awareness of approximately 81% in the United States according to a brand study performed in 2011. This brand awareness is beneficial to all existing sales channels and product lines, including automotive, commercial, motorcycle and laptops and may prove beneficial to channels and product lines we may enter in the future.

Building on our already high brand awareness rates, we continue to drive engagement from key stakeholders through our digital marketing strategy. We proactively invest in our online properties, specifically the lojack.com website, which receives approximately one million visitors annually. In addition, during 2011 we significantly increased our social media presence and are pursuing expansion plans in this area. As approximately half of the consumers in the United States are concerned about car theft, being able to reach these consumers through all means possible, particularly new media, is a key component of our plans.

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

Our Canadian sales and marketing efforts are concentrated in Quebec with expansion into Ontario completed in January 2012. During 2011 we re-launched our Canadian efforts using the LoJack brand, technology and law enforcement model. In Quebec, we partner with insurance companies that mandate and/or give rebates on insurance costs for a stolen vehicle recovery system on high priced or high risk of theft vehicles. We maintain a direct sales force in Quebec, which works directly with insurance companies, insurance brokers and local resellers of the Boomerang System and the LoJack System. We also sell these products directly to consumers and commercial businesses through a company-owned distribution center and traveling sales representatives. Boomerang subscribers in Quebec accounted for 72% of our total subscribers in Canada in 2011.

International Segment

In territories where our licensees operate, the business, including the sales and marketing efforts, is typically controlled and funded by our international licensees and their respective management teams.

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

Our sales and marketing efforts for LoJack SafetyNet are concentrated in select markets in the United States, specifically major metropolitan areas within Massachusetts, Florida and Pennsylvania, where we are expanding our network of law enforcement and public safety agencies that provide the tracking and rescue of people at risk. We are marketing LoJack SafetyNet directly to caregivers of those with Alzheimer’s, autism and other cognitive disorders.

GROWTH STRATEGY

Our goal is to strengthen our leadership position in the markets for vehicle and mobile asset tracking and recovery, while building our business in newer markets such as cargo. We plan to accomplish this through new product development, market expansion, relationships with new and established distributors and the global development of the LoJack brand. In addition, if appropriate, we may make acquisitions as a means to add channels of distribution for the LoJack brand or as a way to acquire new technology or products, which could be sold through our existing channels of distribution.

North America Segment

Our growth strategy in North America is to use internal resources and partnerships with third parties to increase unit sales and profitability in the automotive, motorcycle and commercial channels, develop new alternative channels, and develop and introduce new products to leverage our strong brand recognition and reputation for tracking and recovering.

As the automotive market continues to recover, we have developed strategies and tactics to ensure growth in line with industry trends. We are in the process of reorganizing our sales and marketing organizations to reflect changes and opportunities in the industry in order to maximize the return on our resources.

We have invested in and are developing new sales programs to address the need that automobile dealers have to generate new sources of sustained income. We are strategically restructuring our relationships with targeted dealers to make it easier for them to sell our solutions, increase their profits and create a new business model. We are also partnering with our dealers to strengthen our relationships with our end customers and are leveraging the dealer channel to expand our direct to consumer sales. We continue to develop arrangements with major finance companies to improve the availability of credit for consumers to ensure the LoJack Unit and related products can continue to be financed as a part of the purchase price of the vehicle. We are also implementing a robust system interface with our dealers and are offering them expanded services to generate higher penetration rates and stronger long term relationships. We will continue to expand our varied distribution and installation programs to sell and install LoJack Systems more cost effectively.

Our commercial division is well positioned to take advantage of a growing marketplace for the purchase of construction equipment due to our strategic alliances with many of the top commercial rental equipment companies and the original equipment manufacturers, or OEMs. A ruggedized LoJack Unit is installed at the OEM on selected construction equipment that is most prone to higher theft rates.

In recent years, vehicle gross margins have declined for dealers. This trend has created an increasing emphasis on selling add-on products on each vehicle purchase in order to improve per vehicle profitability. The LoJack Stolen Vehicle Recovery system is unique among many of the add-on products in that it is a physical product (versus an insurance product) that is effective at recovering stolen vehicles. It is the only stolen vehicle recovery system that we are aware of that is integrated with law enforcement systems. In order to take advantage of our unique position among add-on products as well as capture the organic growth that the US Automotive industry is projected to experience in the coming years, we are increasing our investment in sales and marketing to the US dealer channel including a focus on new product additions, dealer training and account coverage.

As of December 31, 2011, the LoJack System operated in 28 states and the District of Columbia, covering about two-thirds of the population in the United States. We will expand into additional markets as they become commercially feasible.

Our Canadian growth strategy focuses on sales and marketing efforts primarily in Quebec, with the introduction of the LoJack technology in Ontario completed in January 2012. We intend to continue to develop relationships with insurance companies to maintain and extend mandates for the LoJack System as a condition for consumers to obtain insurance coverage and to further educate insurance companies and insurance brokers about our services. We plan to maintain a direct sales force in Quebec that works with automotive accessory retailers and increase our sales force that deals with automobile dealers in both Quebec and Ontario who sell and install LoJack products. We intend to continue to utilize our distribution center, which sells and installs LoJack Units.

International Segment

Our international growth strategy is to increase sales in countries where the LoJack System presently operates while continuing to identify new territories. We work with our licensees to apply best practices from other successful LoJack markets, to support new business models to address market opportunities and to leverage multi-territorial business opportunities. Our new territory development activities are focused primarily on those countries which have characteristics that are similar to our successful licensed territories. We generally target those territories in which the combination of new vehicle sales, existing cars on the road, population density and the incidence of vehicle theft is significant. Market expansion may be in the form of licensing the use of the LoJack technology and/or making strategic investments in or acquisitions of businesses.

From time to time, we may make direct strategic investments in international licensees, some of which may be substantial, in order to enable them to gain market share. Our investment strategy has focused on those markets which we believe represent the best opportunities for revenue generation or where we can positively impact market penetration and revenue growth.

We have a common global platform which utilizes the same basic unit to operate on the varying global RFs used for stolen vehicle recovery. This common platform has contributed to growth in our international business due, in large part, to reduced product costs achieved through manufacturing efficiencies.

In Italy, our growth strategy is to use our internal and external sales and marketing resources to penetrate the stolen vehicle recovery market through the automotive dealership channel, automobile manufacturers, fleet operators and participants in the insurance segment.

Our International segment headquarters is located in Dublin, Ireland. Our subsidiary LoJack Equipment Ireland Limited, or LoJack Ireland, supports business development, administrative and distribution activities for our International segment and provides support to our wholly-owned business in Italy and our international licensees in the Americas, Africa and Europe.

All Other Segment

SCI’s growth strategy focuses on the expansion of its nationwide sales efforts and targets companies who transport valuable cargo by ocean, truck, air or rail to, from, and in the United States, Canada and Mexico. Our customers are generally companies in the electronics, tobacco, pharmaceutical and retail industries that want to protect the integrity of the supply chain and reduce risk on their high value shipments.

LoJack SafetyNet’s growth strategy focuses on creating consumer awareness of our technology to assist in the search and rescue process for people at risk in select markets in 2012, specifically targeted at major metropolitan areas within Massachusetts, Florida and Pennsylvania. Prior to entering each such market, we plan to identify and engage with prospective public safety agencies, educate those agencies about our product, obtain commitments from them to provide search and rescue services, and develop the market through public relations and awareness campaigns.

PRODUCT DEVELOPMENT

We concentrate our research and development activities on enhancing our proprietary stolen vehicle recovery network and new products that meet market needs for tracking and recovery of valuable assets. Our product development efforts utilize our knowledge of law enforcement processes and systems to provide products that integrate into law enforcement operations and facilitate the tracking and recovery or rescue processes. Our engineering staff develops products either internally or in conjunction with third parties.

Our core LoJack Unit provides a common platform for both domestic and international operations by utilizing the same basic unit to operate on various RFs used in the countries where our technology is utilized for stolen vehicle recovery. The seventh generation self-powered LoJack Unit is based on a newly developed proprietary power management protocol. This self-powered unit does not draw any power from a vehicle’s battery or electrical system, which makes it well suited for the vehicles of today and the future, including hybrid and electric cars. Additionally, the seventh generation solution can be installed in more locations inside a vehicle, which makes the LoJack Unit even more covert. This is particularly important in countries in Latin America and in Africa where theft rates are especially high. Lastly, the installation process is simpler and thus more efficient for our technicians, dealers who are certified to install such devices and our global licensees and their installation partners. The roll-out of the seventh generation technology was substantially completed for our domestic business by the end of 2010, however the roll-out continued for our licensees throughout 2011 with expected completion in 2012. In the fourth quarter of 2011 we released the ruggedized product variant of our seventh generation technology which features a construction-tested ruggedized housing. With the roll-out of our seventh generation technology nearing completion, we announced the end of manufacturing for the fifth generation LoJack Unit in 2012.

We coordinate the research and development efforts for our North America and International segments in order to offer new products that meet market needs for the tracking and recovering of stolen mobile assets.

Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. Product development expenses totaled $5,318,000, $6,162,000 and $6,994,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The expansion of the LoJack technology into Canada required approval by Industry Canada of equipment and authorization from Industry Canada for LoJack to transmit in Canada on the same RF allocated by the FCC for the LoJack System in the United States. The necessary equipment and transmission approvals have been obtained, and LoJack is currently fully operational in Quebec and became operational in Ontario in January 2012.

The legacy Boomerang tracking beacon operates on an unlicensed frequency and does not require specific government approval. In Canada, the tracking of stolen LoJack or Boomerang equipped vehicles is performed by our personnel or by private parties under contract with us. Although specific governmental licensing and approval are not required, once a LoJack or Boomerang equipped stolen vehicle is located by our tracking team, we rely on local law enforcement agencies for the actual recovery. Establishing and maintaining a good relationship with law enforcement agencies is important to our business in Canada.

International Segment

Our international licensees and LoJack Italia are each subject to government regulation and approval risks similar to those in our North America segment.

All Other Segment

The FCC granted us a Rule and Order to use our existing frequency for the tracking and recovery of stolen or missing cargo and hazardous materials, the tracking and rescue of people at risk and people of interest to law enforcement when established boundaries are violated, automatic notifications of vehicle fires or collisions, and carjacking alerts. As a result of this ruling, we are able to leverage our technical infrastructure and extend our integration with law enforcement and public safety agencies beyond stolen vehicles to include the other diverse applications. This Rule and Order complements our efforts to diversify the LoJack business, including the introduction of LoJack SafetyNet and our efforts to penetrate the cargo space, through our investment in SCI.

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

LoJack Protection Plus 5000 (sold in New York only).    Certain dealers sell LoJack Units with an additional five year certificate in which an independent third party insurer guarantees to original purchasers of LoJack Units that, if the vehicle becomes a total loss due to theft or is not recovered within 30 days from the time the theft is reported to the police, the consumer may receive up to $2,500 to cover theft-related expenses such as insurance deductible, substitute vehicle rental, airfare if the vehicle is stolen more than 100 miles away from home, or nightly accommodations and meals. In addition, the consumer may be eligible to receive $2,500 towards the purchase or lease of a replacement vehicle if the consumer purchases the replacement vehicle from the original dealer.

Boomerang Parts & Labor Warranty.    We warrant to original purchasers that the Boomerang Units will be free from defects in material or workmanship for a period of two years from the date of purchase. A one-year limited warranty on parts and labor applies to BoomerangXpress Units. If the product proves to be defective in material or workmanship, during such period, we will, at our option, replace or repair the product or reimburse the purchase price paid.

Boomerang Limited Recovery Warranty.    We warrant to purchasers of Boomerang Units that if a Boomerang equipped vehicle is stolen and not recovered within 60 days of the reported theft, we will pay the consumer an amount equal to the actual purchase price of the unit, the installation fees and service fees for the current contract term, up to a maximum of CAD$1,000 for the Boomerang Units and CAD$2,000 for the Boomerang Units with automatic theft notification. For the BoomerangXpress Units we will offer the consumer a new unit, including installation, during such period.

LoJack Limited Recovery Warranty (sold in Canada only).    We warrant to purchasers of LoJack Units in Canada that if a LoJack equipped vehicle is stolen and not recovered within 30 days (14 days for Early Warning products) of the reported theft, we will pay the consumer an amount equal to the actual purchase price of the unit.

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

We warrant to consumers that the LoJack SafetyNet PLU will be free from defects in material, workmanship or design for a period of one year from the date of purchase. If the product proves to be defective in material, workmanship or design within that period, we will replace the PLU. Under the LoJack SafetyNet warranty, our maximum liability may not exceed $500.

PATENTS, TRADEMARKS AND LICENSES

North America Segment

Our strategy regarding intellectual property in our North America segment is multifaceted. We register our trademarks and apply for patents for our inventions after considering a number of factors including but not limited to the scope and extent of our portfolio of patents. We protect certain intellectual property as confidential information or trade secrets. We are actively involved in protecting our intellectual property and have undertaken administrative and legal measures against companies, which, in our opinion, have infringed on our rights.

We hold a patent portfolio that covers vehicle tracking, security and recovery technology. The portfolio includes United States Patent Nos. 5,917,423, 6,229,988B1, 6,522,698B1 and 8,013,735B2 which expire in 2015, 2018, 2017 and 2029, respectively, each of which covers portions of the LoJack System. Each of these patents adds to the predecessor patents by adding functionality that we believe yields a competitive advantage. United States Patent No. 7,973,649 covers LoJack Early Warning and expires in 2022. Our portfolio further comprises additional patents and patent applications that protect important aspects of our products including, but not limited to, power management in our products, efficient operation of the LoJack network, and also potential future products. In addition, we hold unpatented confidential information or trade secrets that are integral to the operation of the LoJack System. We believe that protection of the unpatented intellectual property will continue beyond the expiration of the stated patents.

In Canada we hold a patent portfolio that covers location, tracking and recovery using an existing network, vehicle location using a kinetic network, our two-way tracking beacon and anti-jamming technology. The portfolio includes Canadian Patent No. 2,203,302 which expires in 2017 (corresponding to United States Patent No. 5,895,436 which expires in 2016), a Canadian patent application No. 2,439,839 (corresponding to United States Patent No. 7,091,835B2 which expires in 2023) and Canadian Patent No. 2,395,843 (corresponding to United States Patent No. 6,498,565B2) which expires in 2021.

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

International Segment

In addition to the portfolio described above, we hold patents corresponding to United States Patent Nos. 5,917,423, 6,229,988B1 and 6,522,698B1 in a number of jurisdictions, that generally expire in the same year. Additional patent applications corresponding to pending United States applications are pending in various countries where we or our licensees either currently do business or intend to do business. In addition, we protect internationally the unpatented trade secrets that are integral to the operation of the LoJack System. We believe that protection of the unpatented intellectual property will continue beyond the expiration of the stated patents, and we license those patents and our trade secrets to our international licensees.

The LoJack name and logo are registered trademarks in many countries internationally.

All Other Segment

LoJack SafetyNet and SCI, Inc. have unpatented intellectual property which we believe is valuable to their respective businesses which we protect as trade secrets. Additionally, US Patent No. 8,013,735B2 noted above is material to SCI’s business, and our portfolio includes patents material to the LoJack SafetyNet business, particularly US Patent Application 12.803,338 that is pending.

COMPETITION

North America Segment

We believe that we have several competitive advantages in the United States, including our proprietary RF technology and two-way tracking beacon, our distribution networks, our distributed installation capacity, our well-known brand and our integration with law enforcement. Our RF technology is proven to be effective for the tracking and recovery of stolen vehicles and mobile assets. We hold a patent portfolio that covers vehicle tracking, security and recovery. We have developed a network in the United States that would be very expensive for a competitor to replicate. We have an established distribution network in the automotive, motorcycle and construction channels in the United States. Additionally, in the United States, we have a distributed installation capacity which allows us to go to the customer, rather than requiring the customer to come to us. Based on a brand study performed in 2011, we have a well-known brand with a brand awareness of approximately 81% in the United States, which provides us a strong competitive advantage. The LoJack System is directly integrated with law enforcement in the United States and, as a result, we have a detailed understanding of law enforcement systems and procedures. We are unaware of any competitor who provides a system capable of being operated or actively monitored exclusively by law enforcement agencies. We believe these competitive advantages present substantial barriers to competitive entry into our existing markets.

We market the LoJack System as a stolen vehicle recovery device. Our management believes, however, that makers of auto theft prevention devices and GPS devices view the LoJack System as competitive, and, consequently, we face competition from companies that sell vehicle security and theft prevention devices. To the extent that OEMs develop and market their own products for the recovery of stolen vehicles, we would also face competition from these companies. Some of the competitors and potential entrants into the vehicle tracking market have greater resources than we do. In addition, there can be no assurance that a competitor will not develop a system of theft detection or recovery which would compete with or be superior to the LoJack System.

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

International Segment

We believe that we have several competitive advantages in the International segment, including an established network though our licensees and wholly owned operations in Italy. Several competitors or potential competitors are marketing or have announced the development of products, including those that are based on RF technology, cellular technology, GPS technology or some combination of these technologies, which claim to have stolen vehicle tracking features that may compete directly with the LoJack System in our International segment. In addition, to the extent that OEMs develop and market their own products for the recovery of stolen vehicles in international markets, we would also face competition from these companies. In some instances, competitors have a market share comparable or larger than that of our licensees. The competitive environment in regions with relatively high rates of auto theft, such as many countries in South America and parts of Africa, is generally more intense than in regions with lower rates of theft. Competition in Europe has become more intense, with many competitors offering stolen vehicle tracking devices that utilize cellular and GPS technologies. In addition, certain competitors have established relationships with automobile manufacturers to promote or incorporate their product offerings.

All Other Segment

We believe SCI and LoJack SafetyNet face competition from companies selling GPS and cellular phone systems which market themselves as solutions for cargo tracking and tracking and rescuing people as a service offering. We believe that our integration with law enforcement and public safety agencies as well as our RF technology, which allows for recovery in areas where other technologies may fail, including concrete structures or densely wooded areas, create unique competitive advantages for both SCI and LoJack SafetyNet within their relevant markets.

CONTRACT MANUFACTURING ARRANGEMENTS AND INVENTORY

We have a contract manufacturing arrangement for the LoJack Unit and other LoJack System components sold in the North America and International segments with Celestica Inc., and Plextek Limited (which subcontracts the physical manufacturing to Clarion Malaysia). We believe that several companies have the capability to manufacture LoJack Units.

In the North America segment, we generally seek to maintain a supply of LoJack Units which we believe is sufficient to fulfill orders as they are received and maintain no order backlog. In the International segment, because of the uneven buying patterns of our licensees, we tend to produce the LoJack Units based upon forecasts and orders provided by our international licensees relating to our international markets.

We maintain an inventory of certain LoJack System Law Enforcement Components beyond our current requirements in order to facilitate expansion into additional markets.

In the past, we have experienced some seasonal fluctuation in the business, primarily with respect to the International segment, with sales in many of our international markets tending to be higher in the fourth quarter of the year due primarily to the impact of annual volume pricing to our international licensees. First quarter sales have tended to be the lowest.

EMPLOYEES

As of February 2012, we had a total of 607 full-time employees, 549 of whom were working in the North America segment, 34 of whom were working in the International segment and 24 of whom were working in the All Other segment.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our executive officers is set forth below.

Name	Age	Title
Richard T. Riley	55	Executive Chairman
Randy L. Ortiz	54	President and Chief Executive Officer
Donald R. Peck	54	Executive Vice President and Chief Financial Officer
Steven G. Schlerf	59	Senior Vice President, Order Fulfillment
Kevin M. Mullins	57	Senior Vice President and General Manager (U.S. Automotive)
Thomas M. Camp	48	Senior Vice President and General Manager (International)
Richard Ross	41	Vice President of Global Supply Chain
Scott J. Tripp	44	Vice President of Domestic Operations

Mr. Riley currently serves as LoJack’s Executive Chairman. Mr. Riley will continue to serve in this role through May 24, 2012, at which point he is expected to retire from the Company but remain serving on the Board of Directors. From May 2010 until November 2011, Mr. Riley served as LoJack’s Chairman of the Board, President and Chief Executive Officer. Prior to becoming our Chairman of the Board, President and Chief Executive Officer, Mr. Riley served as our Executive Chairman of the Board of Directors from January 2009 until May 2010. Prior to becoming our Executive Chairman, Mr. Riley served as our Chairman and Chief Executive Officer from November 2006 until December 2008. From February 2005 until November 2006, Mr. Riley was our President and Chief Operating Officer and a member of our Board. Mr. Riley has served as a Director of the Company since February 2005. Prior to joining the Company, Mr. Riley served as an officer and director of New England Business Service, Inc., or NEBS, then a public company listed on the New York Stock Exchange prior to its acquisition by Deluxe Corporation. He served as President, Chief Executive Officer and Chief Operating Officer from 2003 to 2004 and as President and Chief Operating Officer of NEBS from 2002 to 2003. Prior to that, he served as a Senior Vice President of NEBS from 1998 to 2002, as President, NEBS Direct Marketing from 2001 to 2002, as President, Integrated Marketing Services from 2000 to 2001 and as President of Rapidforms (acquired by NEBS in 1997) from 1992 to 2000. Mr. Riley served as a director of NEBS from 2002 to 2004. He serves as Chairman of the Supervisory Board of VistaPrint, N.V., a publicly held company in the printing and graphic arts business, and Micro-Coax, Inc., a privately held manufacturer of microwave and cable products. Mr. Riley also serves on the Board of Directors of Dorman Products, Inc., a publicly held supplier of automotive replacement parts and service line products.

Mr. Ortiz was appointed as LoJack’s Chief Executive Officer and President effective November 1, 2011. Prior to joining LoJack, Mr. Ortiz served as Chief Executive Officer of Carmoza LLC from November 2010 to October 2011, and as director of Carmoza LLC from April 2010 to October 2011. From 2007 through March 2010, Mr. Ortiz served as General Manager, Ford and Lincoln-Mercury Sales Operations, a division of Ford Motor Company. From 2002 to 2006, Mr. Ortiz served as General Sales Manager, Ford Customer Service Division, General Manager, Ford Worldwide Export Operations and held various other management positions with Ford Motor Company from 1982 to 2002.

Mr. Peck joined LoJack in October 2011 as our Executive Vice President and Chief Financial Officer. Prior to accepting this position with the Company, Mr. Peck served as Executive Vice President, Chief Financial Officer and Treasurer at Satcon Technology Corporation from March 2010 to May 2011. From September 2007 through January 2010, Mr. Peck served as Executive Vice President, Chief Financial Officer and Treasurer

at Egenera, Inc. He also served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of The First Marblehead Corporation from 2003 through 2007.

Mr. Schlerf joined LoJack in May 2006 and is currently Senior Vice President, Order Fulfillment. From May 2006 to April 2008, Mr. Schlerf served as Vice President of Operations. Prior to joining the Company, from 2004 to 2006, Mr. Schlerf was a private investor. Mr. Schlerf served in various positions for NEBS prior to 2004, serving as Senior Vice President of Manufacturing and Technical Operations from 1998 to 2004, Vice President, Manufacturing and Technical Operations from 1996 to 1998, and as Vice President, Image Manufacturing and Product Development from 1995 to 1996.

Mr. Mullins joined LoJack in February 1996 and is currently Senior Vice President and General Manager of U.S. Sales. From June 2001 to January 2005 Mr. Mullins served as Vice President of Sales and from February 1996 until May 2001, Mr. Mullins served as Vice President of Sales and Marketing. From 1976 until joining LoJack, Mr. Mullins served in a variety of positions at Procter & Gamble Company, Inc., including District Sales Manager, Customer Business Development Manager and Northeast Operation Manager.

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

Mr. Ross joined LoJack in 2003 and has served as Vice President of Global Supply Chain since September 2010. He served as Director of Supply Chain from October 2008 to September 2010 and served in a variety of roles in Product Management since joining LoJack in 2003 until his appointment as Director of Product Management in 2007. Prior to joining the Company, Mr. Ross held roles of increasing responsibility in marketing, product development and supply base management at several companies associated within the automotive industry, including Stoneridge Electronics and Textron Automotive Company.

Mr. Tripp joined LoJack in 1990 and is currently Vice President of Domestic Operations. Mr. Tripp served as our Director of Operations from 2001 to 2008 and Regional Operations Manager from 1999 to 2001. Prior to 1999, Mr. Tripp held a variety of roles of increasing responsibility within our operations organization.

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

The unfavorable economic conditions which have affected the United States for the past few years, including low economic growth, high unemployment, and the decline in wealth resulting from depressed housing and equity markets, have adversely impacted the automotive retail market. Concerns over sovereign debt levels in the United States and/or Europe, and the possible negative implications to banks and the global economy arising out of the European debt crisis, could have an adverse effect on the U.S. economy, credit availability, consumer confidence, and the demand for new and used vehicles. We believe that these factors, amongst others such as fuel prices, manufacturer incentives (and consumers’ reactions to such offers), inventory availability, product quality and affordability and innovation, could affect sales of new vehicles in the United States and the sales of LoJack products in our particular geographic markets. Current and future economic conditions could adversely affect consumer spending in the automotive industry, as such spending is often discretionary and may decline during economic downturns when consumers have less disposable income. The great majority of our domestic gross unit sales for the year ended December 31, 2011 were made through a distribution network consisting of automobile dealers that offer LoJack Units as an option on both their new and used automobiles. Changes in interest rates or in the availability of financing for vehicles and accessories can significantly impact industry new vehicle sales and LoJack sales due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact on customers’ borrowing capacity and disposable income. Our product sales may differ from overall automotive industry sales due to particular economic conditions and other factors in the geographic markets in which we operate. Our ability to adequately respond to the changes in the automotive market and to maintain our competitiveness is key to our success and there can be no assurance that we will be able to respond successfully to those market changes in the future.

Any negative impact on the sales, licensing and marketing efforts of our principal products could adversely affect our business and results of operations.

Our business depends primarily on the sale, licensing and market acceptance of our principal product, the LoJack System and related products and services, in the United States, Canada and 32 foreign countries. Because our revenue is dependent on the success of our principal products, any factor affecting their marketability could have a material adverse affect on our business and results of operations. Factors that could harm the successful sale and licensing of the products include, among others:

•	If automobile dealers with whom we have relationships stop selling or emphasizing our products in connection with their vehicle sales;

•

If law enforcement agencies who currently utilize our LoJack System in the United States do not renew our service contracts or if such law enforcement agencies grant service contracts to our competitors;

•	If we are unable to fully develop and sustain a market for our products and services in Italy;

•	If we are unable to gain acceptance in the consumer market for our LoJack products and services in Canada;

•	If our foreign licensees are unable to establish or maintain a market for our products in their jurisdictions;

•	If we are unable to develop enhancements to our products as required by market demand;

•	If we are unable to protect our proprietary rights;

•	If one or more of our competitors introduces a product or system that renders our products obsolete or less competitive;

•

If third parties are able to locate or impair the function of LoJack Units or Boomerang Units in vehicles or impair the functioning of the LoJack or Boomerang Systems, potentially adversely affecting our recovery rates; or

•	If vehicle manufacturers adopt practices, implement new technologies or create systems which adversely affect the efficacy of or the need for the LoJack System.

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

We face significant competition from OEMs and makers of location based services and automobile products to be sold by automobile dealers, which could make our products less effective or obsolete, and harm our business.

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

We have established a strong reputation for the quality and effectiveness of our products in the tracking and recovery of stolen mobile assets. Our continued success depends on our ability to market our products and develop sales techniques tailored to the needs of our customers, maintain our brand image for our existing products and effectively establish brand image for new products and brand extensions. Brand value is largely based in part on consumer perceptions. Even isolated business incidents that erode consumer trust can significantly reduce brand value. Product quality issues could tarnish the image of the LoJack brand and may reduce demand for our products and cause consumers to choose other products. Poor product quality, poor installation practices, or low recovery rates could affect our profitability and could negatively affect brand image and our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these reasons could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation.

We are subject to financial and reputational risks due to product recalls resulting from product quality and liability issues.

We rely on third-party manufacturers of our LoJack Units and critical components of LoJack Units. Product quality and liability issues present significant risks. Our efforts and the efforts of our third party suppliers to maintain product quality may not be successful, and if they are not, we may incur expenses in connection with, for example, product recalls and lawsuits, and our brand image and reputation may suffer. Any product recall or lawsuit seeking significant monetary damages could have a material adverse effect on our business and financial condition. A product recall could generate substantial negative publicity about our products and business, and could interfere with our manufacturing plans and product delivery obligations as we seek to replace or repair affected products. Although we may have product liability insurance with respect to certain of our products, a number of criteria need to be met in order for our coverage to apply. If we do not have insurance sufficient to cover the costs associated with a product recall, the expenses we would incur in connection with a product recall could have a material adverse effect on our operating results.

We are dependent upon the success and continued relationships with the large regional or national dealer groups in the U.S. which currently sell our products.

Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning Units and related products and extended product and recovery warranties to automobile dealers who resell the units to consumers. Approximately 87% of our revenue in the United States originates through this distribution network of automobile dealers which is geographically diverse, but which includes several large national dealer groups. Our business could be materially adversely impacted by the loss of business to any of the large regional or national dealer groups with whom we conduct business. To the extent that these dealer groups are affiliated with certain automobile brands, our business can also be adversely impacted by a decline in consumer demand for these brands.

We depend on a limited number of third parties to manufacture and supply quality infrastructure components for our principal products. If our suppliers cannot provide the components or services we require and in such quality as we expect our ability to market and sell our products could be harmed.

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

We may require additional financing to make future investments in new technologies, products, international markets, or to provide additional working capital. We believe the lenders participating in our revolving credit facility will be willing and able to provide financing in accordance with their contractual obligations. However, the economic environment may adversely impact the availability and cost of credit in the future. Furthermore, if our current business does not generate sufficient cash flow from operations, we may fail to comply with our loan covenants and such failure could result in an event of default that, if not cured or waived, could adversely impact our financial condition. In the future we may decide to raise additional funds through public or private debt or equity financings to fund our activities. If we issue additional equity securities, shareholder value will be diluted and the new equity securities may have rights, preferences or privileges senior to those of our common stock. In addition, if we raise funds through debt financings, we will have to pay interest and may be subject to restrictive and other covenants, which could negatively impact our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to make strategic investments, develop or enhance our products, take advantage of acquisition and other opportunities, or otherwise respond to competitive challenges or unanticipated industry changes, any of which could have a material adverse effect on our business.

If we are unable to hire or retain key employees, it could have a negative impact on our business.

Our success as a company depends substantially on the contributions and abilities of our executive officers. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our strategic initiatives. Our operating results could be adversely affected by increased costs due to greater competition for employees, higher employee turnover or increased employee benefit costs. Any unplanned turnover could diminish our institutional knowledge base and erode our competitive advantage.

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

Our revenue and profit growth is partially dependent on the continuation of our license agreements with our international licensees and the success of their operations. Changes to our licensees’ existing management teams, or failure of our licensees to meet their working capital needs or execute fully on their existing business plans, could negatively impact: (a) the value of our equity investments; (b) the collectability of our receivables; (c) our target revenue and profits from our International segment; and (d) could also delay or preclude altogether our ability to generate revenue in key international markets. Moreover, our licensees’ operations and our own international operations expose us to risks inherent in doing business outside of the United States including:

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

In addition, we have entered into long-term agreements with several of our international licensees. The extended term of these agreements could affect our ability to negotiate changes or amendments to our relationships with these licensees should market conditions so warrant or business concerns arise. Furthermore, some of our international licensees represent our interests in several international jurisdictions. Difficulties or disputes with our licensees concerning a particular international jurisdiction could impact our ability to do business successfully in other jurisdictions in which those licensees represent our interests.

Any of these factors could harm the operations of our licensees and, consequently, adversely affect our business and operating results.

The success of the Boomerang System and our sales in Canada are heavily dependent on alliances with wireless carriers and insurance companies.

Wireless carriers are an integral facet of our Boomerang System. The continued availability and maintenance of the wireless telecommunications networks that we use in Canada is essential for operating the Boomerang System.

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

We may make strategic acquisitions of complementary companies, products or technologies, and such acquisitions could disrupt our business, divert our management’s attention from our core business objectives or involve unforeseen difficulties and costs. We may not be able to successfully integrate the business, technology or personnel that we have acquired or those we might acquire in the future in a timely manner, or at all, and this could harm our financial condition and operating results. Any of these risks could negatively impact our ability to fully realize the expected benefits of our acquisitions. For example, in May 2008, we acquired the assets of Locator Systems, or Locator, of Victoria, British Columbia, Canada to provide a technology solution to track and rescue people at risk. We re-launched the Locator product and service offerings under the LoJack SafetyNet brand name. There is no assurance that these efforts will result in substantial LoJack brand identity or commercial acceptance of any new or existing LoJack SafetyNet products and services. Furthermore, the success of LoJack SafetyNet is interdependent upon law enforcement, public service agencies and other third party agencies to assist with the search and rescue aspect of this service. Establishing and maintaining such relationships is essential to the success of LoJack SafetyNet.

Our failure to successfully execute on our key investments could disrupt our business and negatively impact our future financial condition and operating results.

Since 2005, we have invested approximately $27,000,000 (comprised of LoJack network build out and operating losses) in LoJack Italia. This initiative may continue to require a significant amount of financial resources and senior management focus which may impact our core business. There is no assurance that there will be consumer acceptance in Italy sufficient to result in an acceptable return on our Italian investment.

Since 2006, we have invested approximately $8,786,000 in SCI and currently have approximately a 64% equity interest in the company. There is no assurance that our investment in SCI will result in substantial LoJack brand identity or commercial acceptance of any new or existing SCI products in the cargo tracking market.

A failure of our information systems or any security breach or unauthorized disclosure of confidential information could have a material adverse effect on our business.

Our business is dependent upon the efficient operation of our information systems. In particular, we rely on our information systems to effectively manage our pricing strategy and tools, sales, inventory, and installation efforts, the preparation of our consolidated financial and operating data, and customer information. The failure of our information systems to perform as designed or the failure to maintain and enhance or protect the integrity of these systems could disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity. Additionally, we collect, process, and retain sensitive and confidential customer information in the normal course of our business. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, or otherwise affect our results of operations.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

In December 2011, we relocated our corporate headquarters from Westwood, Massachusetts to Canton, Massachusetts. The Westwood lease expired in December 2011 and the lease for our new corporate headquarters in Canton expires in February 2022. The Canton headquarters consolidated our executive offices with our Call Center and Engineering operations which were previously located in leased facilities in Canton, Massachusetts and Westwood, Massachusetts, both of which expired in December 2011. We are currently in the process of closing our Palmdale, California office which was previously used for Call Center operations. The lease for the Palmdale facility expires in April 2012. In addition, we lease facilities for our sales and operations personnel in California, Florida and Georgia under operating leases that expire from 2012 to 2015.

The Canadian executive office, marketing, sales, customer care and installation activities are carried out in a single facility located in leased premises in Montreal, Quebec. The Montreal lease expires in 2017.

We also maintain facilities in Victoria, British Columbia, Canada, Dublin, Ireland and Rome and Milan, Italy for our administrative, sales and operations personnel under leases that expire in 2012, 2019, 2012 and 2017, respectively.

We do not own any real estate.

Because our operations do not require any special facilities, we do not anticipate any difficulty in finding space adequate for our purposes at reasonable rates, should the need arise. We believe that our current facilities are adequate for our current operations.

ITEM 3 — LEGAL PROCEEDINGS

As of December 31, 2011, we were subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.

Brazilian Licensee Litigation

On March 21, 2011, the Company received a demand for arbitration with the American Arbitration Association. The demand was filed by Global Tracking Tech., Ltd. and Tracker do Brasil LTDA, which license the LoJack technology in Brazil. The demand alleged that the Company failed to maintain a patent for the stolen vehicle recovery system in Brazil and included claims for breach of contract, breach of the implied covenant of good faith and fair dealing, misrepresentation, and violation of Mass. Gen Laws c. 93A. The claimant sought $111,500,000 in damages, treble damages, and attorneys’ fees and costs. On May 11, 2011, the American Arbitration Association administratively closed this matter.

Also on March 21, 2011, the Company received a separate demand for arbitration with the American Arbitration Association, filed by the same licensees, alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensees. The claimants sought, amongst other things, $289,500,000 in actual damages, treble damages, attorneys’ fees, and declaratory and injunctive relief. On July 6, 2011, claimants voluntarily withdrew their application for arbitration and Tracker do Brasil LTDA commenced the lawsuit discussed below against LoJack Ireland, requesting that a Massachusetts court order LoJack Ireland to submit to arbitration before the American Arbitration Association’s International Centre for Dispute Resolution, without limitation or precondition. On July 7, 2011, LoJack Ireland was served by Tracker do Brasil LTDA with the aforementioned lawsuit which was filed in Norfolk Superior Court in Massachusetts. The lawsuit alleged interference with contractual relations, fraud and intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen Laws c. 93A relating to product pricing and the fulfillment of purchase orders for the licensees. The claimants sought, amongst other things, $289,500,000 in actual damages, treble damages, attorneys’ fees, and declaratory and injunctive relief. The claimants also sought a court order compelling arbitration and staying the case in Norfolk Superior Court during the pendency of the arbitration. On September 1, 2011, the parties stipulated to the entry of an order that the claims in Tracker do Brasil LDTA’s complaint be submitted to the International Centre for Dispute Resolution (“ICDR”) for arbitration in accordance with the IDCR’s rules, and that Tracker do Brasil LDTA’s complaint before the Superior Court be dismissed without prejudice.

On September 27, 2011, the Company received Tracker do Brasil LTDA’s re-filed arbitration demand against LoJack Equipment Ireland Ltd. before the International Centre for Dispute Resolution. The filing alleges interference with contractual relations, fraud and intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimants seek, amongst other things, $55,000,000 in actual damages, treble damages, attorneys fees, declaratory and injunctive relief.

On November 22, 2011, LoJack Equipment Ireland, Ltd brought a counterclaim against Tracker do Brasil LDTA. The counterclaim asserts Tracker do Brasil LTDA’s breach of contract, breach of the implied covenant of good faith and fair dealing, business defamation, negligent misrepresentation, and violation of Mass. Gen Laws c. 93A, seeking recovery of monetary damages from past and continuing economic injury as well as damages and reasonable attorneys’ fees and costs under Mass. Gen Laws c. 93A. Tracker do Brasil LDTA has contested the arbitrability of the counterclaims and LoJack Equipment Ireland, Ltd has filed a motion for summary disposition seeking to dismiss Tracker do Brasil LDTA’s arbitration demand in its entirety.

Given the current stage of this matter, we cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation. However, the Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.

California Class Action Litigations

Employee Claims

On April 5, 2006, Mike Rutti vs. LoJack Corporation, Inc. was filed in the United States District Court for the Central District of California, or the District Court, by a former employee alleging violations of the Fair Labor Standards Act, or the FLSA, the California Labor Code, and the California Business & Professions Code, and seeking class action status, or the Federal Court Case. In September 2007, our motion for summary judgment was granted and the District Court dismissed all of the plaintiff’s federal law claims. The plaintiff appealed the grant of summary judgment to the United States Court of Appeals for the Ninth Circuit, or the Ninth Circuit, and, in August 2009, the Ninth Circuit affirmed the District Court’s grant of summary judgment on all claims except as to the claim for compensation for the required postliminary data transmission, or the Data Transmission Claim, for which the dismissal was reversed. The plaintiff filed a petition for rehearing and, on March 2, 2010, the Ninth Circuit amended its decision to affirm the District Court’s grant of summary judgment on all claims except as to (a) the Data Transmission Claim and (b) the claim for compensation for commuting under state law, or the Commuting Claim. The plaintiff later sought to pursue the Commuting Claim in the State Court Case defined and referenced below. The plaintiff moved for conditional certification of the Data Transmission Claim under the FLSA and, on January 14, 2011, the District Court granted the plaintiff’s motion. On October 7, 2011, the parties filed a joint stipulation with the District Court stating that they had reached a settlement of the Data Transmission Claim. On November 7, 2011, the parties filed a joint motion for approval of the settlement as required by the FLSA. Pursuant to the terms of the settlement, the Federal Court Case would be dismissed, the plaintiffs would release the Company of the claims asserted in the Federal Court Case and all other wage-and-hour claims (except, in the case of two plaintiffs, the claims asserted in the State Court Case) and the Company would pay to the plaintiffs an aggregate amount of approximately $115,000 and pay to their attorneys an amount for attorneys’ fees and costs to be determined by the District Court upon motion but not to exceed $1,100,000. Nothing in the settlement would constitute an admission of any wrongdoing, liability or violation of law by the Company. Rather, the Company has agreed to the settlement to resolve the Federal Court Case, thereby eliminating the uncertainties and expense of further protracted litigation. On November 28, 2011, the District Court approved the settlement with the plaintiff and dismissed the Federal Court Case with prejudice. The District Court is currently considering the plaintiff’s attorney’s application for payment of their fees and costs, to which the Company has filed an objection. The Company is awaiting the District Court’s ruling on the attorney’s fee application.

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

On July 29, 2011, the Superior Court granted class certification of the remaining claims except for a vehicle maintenance expense reimbursement claim. Thus, in the State Court Case there currently are 16 certified claims, including the Commuting Claim; a Data Transmission Claim arising under state law; claims for various amounts of unpaid time; claims for reimbursement of work tools expenses and the cost of washing a Company vehicle; claims for unfair competition under California Business and Professions Code section 17200; and claims for waiting-time penalties and penalties under the California Labor Code Private Attorneys General Act. Trial of the State Court Case is currently scheduled for July 2012.

In the State Court Case, the plaintiff, on behalf of the class, seeks unpaid wages, penalties, interest and attorneys’ fees.

The Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.

Consumer Claims

On June 15, 2010, a suit entitled Louis Morin v. LoJack Corp., Inc., et al was filed in the Los Angeles County Superior Court of the State of California (Central District) alleging, amongst other claims, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code section 17200 (unfair competition) and section 17500 (false advertising), and breach of implied warranty with respect to LoJack Early Warning for motorcycles, and seeking class action status. On July 29, 2010, the Company removed the case to the District Court. On August 23, 2010, the Company filed a motion to dismiss all claims, which was granted by the District Court on September 27, 2010, without prejudice. The dismissal without prejudice provided the plaintiff with the opportunity to amend its complaint, and on October 25, 2010, the plaintiff filed an amended complaint, for alleged fraud, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code section 17200 and section 17500, and breach of implied warranty and again sought class certification. On November 12, 2010, the Company filed a motion to dismiss all claims and a motion to strike certain claims. On December 28, 2010, the District Court denied the Company’s motion to dismiss. The plaintiff, on behalf of the class, sought injunctive relief, restitution, disgorgement, punitive damages, and attorneys’ fees in unspecified amounts. On March 3, 2011, the plaintiff filed a motion for class certification and the Company filed its opposition to class certification on March 28, 2011.

The parties participated in a mediation hearing on March 29, 2011 and reached a settlement to resolve all claims on a class-wide basis. The District Court preliminarily approved the settlement on September 16, 2011. Pursuant to the terms of the settlement, the Company would revise its disclosures in motorcycle related marketing materials and provide class members with a twelve month extension of the terms of the Company’s Limited Recovery Warranty. The Company would also pay an enhancement award of $20,000 to the named plaintiff and would pay the plaintiffs’ attorneys’ fees and costs up to $415,000. Under the terms of the settlement, the Company would receive a release by all potential class members who do not affirmatively opt out of the settlement. One potential class member affirmatively opted out of the settlement. Nothing in the settlement agreement constitutes an admission of any wrongdoing, liability or violation of law by the Company. Rather, the Company has signed the settlement agreement to resolve the litigation, thereby eliminating the uncertainties and expense of further protracted litigation. On December 5, 2011, final approval of the settlement was entered.

New York Litigation

On October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc. against LoJack Corporation in United States District Court for the Eastern District of New York, or the New York Court, alleging breach of contract, misrepresentation, and violation of the New York franchise law, violation of Mass. Gen Laws c. 93A and Robinson-Patman Act, amongst other claims. The plaintiff seeks damages of $10,000,000, punitive damages, interest and attorney’s fees, and treble damages. On December 14, 2010, the Company filed a motion to dismiss all claims. On February 1, 2011, the plaintiff filed a motion to amend the complaint and sought to add a claim for breach of fiduciary duty. On February 15, 2011, the Company filed its opposition to the motion to amend and sought the dismissal of all claims.

On September 30, 2011, the New York Court ruled on the pending motions and denied, as futile, the plaintiff’s request to amend the complaint with respect to the misrepresentation, New York franchise law, violation of Mass. Gen Laws c. 93A and breach of fiduciary duty claims. The New York Court granted the plaintiff permission to re-plead the tortious interference with business relations and Robinson-Patman Act claims. The breach of contract and breach of covenant of good faith and fair dealing claims also remain viable.

On October 14, 2011, the plaintiff filed a motion for reconsideration of the dismissal of the violation of Mass. Gen Laws c. 93A and the violation of the New York franchise law claims. The Company opposed such motion and is awaiting the New York Court’s ruling.

On November 21, 2011, the plaintiff filed its First Amended Complaint, alleging breach of contract, breach of covenant of good faith and fair dealing, tortious interference with business relations, violation of New York Franchise Law, violation of Mass. Gen Laws c. 93A and Robinson-Patman Act, amongst other claims. The Company has moved to strike the First Amended Complaint in its entirety, including those portions of the First Amended Complaint previously dismissed or subject to the pending motion for reconsideration. The Company is awaiting the New York Court’s ruling.

Given that there are still pending motions regarding which claims will survive and which will be dismissed, we cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation. However, the Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol: LOJN.

Stockholders

On March 1, 2012, there were approximately 1,800 record holders of our common stock. We believe the actual number of beneficial owners of our common stock is approximately 3,800 because a large number of the shares of our common stock are held in custodial or nominee accounts for the benefit of persons other than the record holders.

Dividends

We have never paid a dividend, and have no current intention to pay a dividend. At the present time we expect that future earnings will be retained for use in our business. The payment of dividends is permitted per the terms of our credit agreement and is limited only to the extent such payments affect our ability to meet certain financial performance measures.

Issuer Purchases of Equity Securities

On February 28, 2006, our Board of Directors authorized our stock repurchase plan, or the Repurchase Plan. The Repurchase Plan authorized us to purchase up to 2,000,000 shares of our outstanding common stock on or before February 25, 2008. From the date of the adoption of the Repurchase Plan through December 18, 2006 we repurchased 1,244,566 shares. On December 19, 2006, the Board of Directors increased the remaining authorization to 2,000,000 shares. On February 15, 2008, our Board of Directors authorized 1,000,000 shares to be repurchased under the Repurchase Plan, pursuant to a plan intended to comply with rule 10b5-1 under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and renewed the 2006 management discretionary authority to repurchase 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the Repurchase Plan. For the year ended December 31, 2011, we repurchased 368,833 shares under the Repurchase Plan at an average price of $2.82 per share. As of December 31, 2011, there were 1,312,945 shares available for repurchase under the Repurchase Plan.

Repurchase activity for the quarter ended December 31, 2011 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2011	3,308	3.14	—	1,681,778
November 1 to November 30, 2011	80,238	2.47	80,238	1,601,540
December 1 to December 31, 2011	288,595	2.92	288,595	1,312,945

Total	372,141	$2.83	368,833	1,312,945

(1)	All other share repurchases in 2011 were shares acquired from our employees or directors in accordance with our 2008 Stock Incentive Plan as a result of share withholdings to pay income tax related to the lapse of restrictions on restricted stock and thus did not impact the shares available for repurchase under the Repurchase Plan.

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

	High	Low
Year Ended December 31, 2011
First Quarter	$7.36	$4.25
Second Quarter	4.94	3.72
Third Quarter	4.39	2.85
Fourth Quarter	4.00	2.26
Year Ended December 31, 2010
First Quarter	$4.60	$4.01
Second Quarter	5.26	3.58
Third Quarter	3.95	3.19
Fourth Quarter	7.05	3.72

Stock Performance Graph

The following line graph compares the yearly percentage change in the cumulative shareholder return on our common stock to the NASDAQ Composite Index and a Company-selected peer group index over the five-year period beginning December 31, 2006 and ending December 31, 2011. Cumulative shareholder return has been measured on a weighted-average basis based on market capitalizations of the component companies comprising the peer group index at the close of trading on the last trading day preceding the beginning of each year assuming an initial investment of $100 and reinvestment of dividends.

In 2011, we continued to construct our peer group index based upon the following primary selection criteria: (a) public, U.S. based companies with products and/or in an industry similar to the Company; (b) companies with annual revenue between $100 million and $450 million; and (c) companies with market capitalization between approximately $40 million and $650 million. The peer group was further refined based on input from management as to which businesses were most comparable to the Company. In 2011, our peer group was comprised of the following 10 companies: Applied Signal Technology Inc, Audiovox Corporation, CalAmp Corporation, EMS Technologies Inc., Herley Industries Inc., iRobot Corporation, Sparton Corporation, STRATTEC Security Corporation, TiVo Inc. and Universal Electronics Inc.

Our peer group will change from time to time to reflect changes in the market. The stock price performance shown on the graph is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among LoJack Corporation, the NASDAQ Composite Index, and a Peer Group

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Source :    Returns were derived from Research Data Group, Inc.

Note: The stock price performance shown on the graph above is not necessarily indicative of future price performance. This graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in such filing.

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except share and per share information)
Revenue	$140,821	$146,635	$135,013	$198,679	$222,749
Cost of goods sold	67,932	72,961	64,096	94,517	98,625

Gross profit	72,889	73,674	70,917	104,162	124,124
Costs and expenses(1)	70,324	74,059	101,065	92,975	90,559
Impairment of intangible assets and goodwill(2)	—	—	14,038	38,090	3,298

Operating income (loss)	2,565	(385)	(44,186)	(26,903)	30,267
Other income (expense)	1,389	(823)	1,133	(4,983)	2,479

Income (loss) before provision (benefit) for income taxes and net loss of noncontrolling interest	3,954	(1,208)	(43,053)	(31,886)	32,746
Provision (benefit) for income taxes(3)	2,566	17,428	(7,771)	803	11,341

Net income (loss)	1,388	(18,636)	(35,282)	(32,689)	21,405
Less: Net loss attributable to the noncontrolling interest	(41)	(330)	(621)	(159)	—

Net income (loss) attributable to LoJack Corporation	$1,429	$(18,306)	$(34,661)	$(32,530)	$21,405

Basic earnings (loss) per share attributable to LoJack Corporation	$0.08	$(1.06)	$(2.02)	$(1.88)	$1.17

Diluted earnings (loss) per share attributable to LoJack Corporation	$0.08	$(1.06)	$(2.02)	$(1.88)	$1.13

Weighted average shares outstanding:
Basic	17,607,347	17,348,433	17,170,492	17,301,390	18,321,826

Diluted	17,967,394	17,348,433	17,170,492	17,301,390	18,933,532

CONDENSED CONSOLIDATED BALANCE SHEET DATA:

	December 31,
	2011	2010	2009	2008	2007
		(In thousands)
Working capital	$48,896	$48,874	$58,766	$86,741	$87,604
Total assets	114,283	122,311	147,490	195,876	245,811
Long-term debt	11,013	8,798	13,375	23,682	26,477
Total liabilities	77,502	87,935	95,556	111,562	117,479
Total equity	36,781	34,376	51,934	84,314	128,332

(1)	In the year ended December 31, 2009, we recognized a charge of $18,250,000 related to a legal settlement entered into with our former licensee in China. See a further discussion of the settlement under the heading Legal Settlement within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7.

(2)	For the years ended December 31, 2009, 2008 and 2007, we determined that lower than previously projected operating profitability at our Boomerang reporting unit caused triggering events that resulted in our assessment of the carrying value of this reporting unit. As a result of these assessments, for the years ended December 31, 2009, 2008 and 2007, we recognized impairment charges of $411,000, $1,260,000 and $3,298,000, respectively, relating to Boomerang’s intangible assets consisting of monitoring contracts, completed technology and trade name and trademark. In the second quarter of 2009 and, previously, in the third quarter of 2008, we also incurred impairment charges of $13,627,000 and $36,830,000, respectively, relating to Boomerang’s goodwill. As a result of these impairments operating income decreased by $14,038,000, $38,090,000 and $3,298,000, for the years ended December 31, 2009, 2008 and 2007, respectively. No impairments were recorded in the years ended December 31, 2011 or 2010.

(3)	For the year ended December 31, 2010, we recorded a worldwide provision for income taxes of $17,428,000, which includes a non-cash tax charge of $14,919,000, recorded to establish a valuation allowance for our net U.S. deferred tax assets. We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue and stock compensation. The Financial Accounting Standards Board, or FASB, authoritative guidance on accounting for income taxes requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. We will maintain a full valuation allowance on our net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

North America Segment

Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning, and extended warranty products to consumers. Approximately 87% of sales in the United States market are made through a distribution network consisting of dealers of new and used vehicles. We have strong consumer brand awareness in the United States.

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

We record additions to deferred revenue for the automated notification service related to our LoJack Early Warning product and for certain warranty products for which we are the primary obligor of the underlying contract. We typically receive full payment within 60 days of the transaction, but recognition of the deferred revenue is recognized over the estimated life of the product or service. These payments are a significant component of our cash flow from operations. Additions to deferred revenue, net of deferred costs, were $8,483,000 for the year ended December 31, 2011, compared to additions of $8,379,000 for the year ended December 31, 2010.

Our revenue in Canada is derived primarily from the recognition of revenue from service contracts for Boomerang Units. However, as discussed above, we have completed our transition of the selling model in the Canadian market from the Boomerang Unit to the LoJack Unit model. Several insurance companies in Quebec and Ontario offer rebates to customers who install a Boomerang Unit in their high priced or high risk of theft vehicles, and in many instances, require installation of a Boomerang Unit in such vehicles.

Those who purchase Boomerang Units are also required to enter into a service contract. The terms of service contracts offered range from 12 to 60 months and are generally payable in full upon activation of the related unit or renewal of a previous service contract. Customers are also offered a month-to-month option. As of December 31, 2011, there was approximately $6,414,000 of deferred revenue, compared to $8,645,000 as of December 31, 2010, resulting from approximately 45,000 active Boomerang Unit service contracts. Boomerang customers are also offered a monthly payment option. As we continue the transition to LoJack Units in Canada we expect the number of service contracts to decrease correspondingly.

Concurrent with the migration from Boomerang technology to LoJack technology in the Canadian market during the second quarter of 2011, we have transitioned the selling model in that market from a subscription based model to a product based model. Therefore, as the LoJack Unit becomes a larger component of the Boomerang product portfolio, we expect this transition to have a positive impact on our revenue recognition in Canada.

International Segment

Internationally, our licensed stolen vehicle recovery technology is operational in 32 countries and territories around the world. We have licensed our stolen vehicle recovery technology in Latin and South America, Europe and Africa. Revenue from this segment consists of product sales to our licensees, royalties, licensing fees, and subscription and installation services. Revenue from the international segment accounted for approximately 30% of consolidated revenue for the year ended December 31, 2011, compared to 32% and 27% in 2010 and 2009, respectively.

We record additions to deferred revenue for international license fees and recognize the revenue over the term of the license (generally ten years). Royalty revenue is recognized in the year it is earned.

Italy is the only country outside the United States and Canada where we own and operate a stolen vehicle recovery network. Customers who purchase LoJack Units in Italy are also required to enter into a service contract with LoJack Italia. The terms of service contracts offered range from 12 to 84 months and are payable in full upon activation of the related unit or renewal of a previous service contract. Customers are also offered a month-to-month option. At December 31, 2011 and 2010, there was approximately $2,405,000 and $1,859,000, respectively, of deferred revenue relating to LoJack Italia service contracts.

All Other Segment

SCI revenue is derived from the sale of tracking devices as well as subscription fees for monitoring service alerts and activity reporting. At December 31, 2011, there was approximately $412,000 of deferred revenue relating to SCI subscription based services.

LoJack SafetyNet revenue in 2011 was primarily comprised of the sale of SAR Receivers, PLUs and replacement parts. In 2011, LoJack SafetyNet continued the transition that began in 2010 from an order fulfillment revenue model servicing one primary customer, to a fulfillment and service model providing the LoJack SafetyNet solution to caregivers and consumers for a monthly fee. As part of this new business model, we plan to provide SAR Receivers directly to participating public safety and law enforcement agencies at nominal or no cost.

Key Economic Factors and Trends and our Business

The natural disaster in Japan in early 2011 impacted the supply of vehicles for certain manufacturers in the worldwide market. The sale of LoJack Units is indexed to many of the brands which experienced disruption, and our sales volumes were negatively impacted through 2011 as compared to 2010.

North America Segment

Industry experts are now estimating the seasonally adjusted annual rate, or SAAR, for the retail auto market in the United States to be 11.4 million vehicles for 2012, as compared to 10.4 million for 2011. Experts have noted that the upward trend in the retail auto market during the second half of 2011 and the continuation of that trend through the beginning of 2012 casts a favorable outlook for 2012. The improvement of the United States auto industry, however, has continued to be uneven, with some major auto manufacturers participating to a greater extent than others.

While the broader U.S. auto market was expected to deliver double-digit top line growth for the full year in 2011, there continued to be a significant change in the underlying brand mix in the market from prior years, which negatively impacted the sale of LoJack Units. We continued to be negatively impacted by a shift in our historical brand and model mix, as well as a slowdown in our bulk installations due to a shortage of dealer vehicle inventory following the production disruptions created by the natural disaster in Japan earlier in the year. Inventory shortages began to ease in the fourth quarter, which has positioned us to benefit as the affected auto manufacturers rebuild their inventory levels at the dealerships and move to recapture their share of the domestic market. Brands with which our penetration rates have been historically high are generally the brands which experienced sales declines during 2011. Other brands where we have had historically lower penetration rates have been growing at rates that outpaced the overall growth of the market.

We have developed and continue to invest in new sales programs that address the changes in the U.S. auto market, including the growth in leased vehicles as well as the shift in brand and model mix within the market. We are strategically restructuring our relationships with targeted dealers to make it easier for them to sell our solutions, increase their profits and create new business models. We continue to work with major finance companies to enhance their understanding of the LoJack product offering to ensure that the LoJack Unit and related products can continue to be financed as a part of the purchase price of the vehicle. We are also implementing a more robust system interface with dealers and are offering expanded services to our dealers to generate higher penetration rates and stronger long term relationships.

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

International Segment

Our international business declined from 2010 as a result of reduced shipments to a number of our licensees. In the past, we have experienced some quarterly fluctuation in purchases in the International segment, with sales in many of our international markets tending to be higher in the fourth quarter of the year to meet demand caused by insurance mandates. While the level of revenue in the first quarter of 2011 for international business was consistent with historical trends, we did not meet our expected targets for unit sales in the second and third quarters of 2011 due to a softening in the international market as well as protracted negotiations with some of our licensees. International revenues of some of our licensees shifted from the third quarter to the fourth quarter due to the timing of these negotiations.

Our business in Italy is continuing to gain traction and delivered growth in terms of both revenue and subscribers during 2010 and 2011. We entered 2011 with approximately 13,000 subscribers in Italy, and continued growing the number of monthly subscribers, adding approximately 7,200 net new subscribers in Italy during 2011.

The growth of our Italian business from 2011 as compared to 2010 slowed, as concerns over sovereign debt levels in Europe, and the possible negative implications to banks and the global economy arising out of the European debt crisis, have had an adverse effect on the Italian economy, credit availability, consumer confidence, and the demand for new and used vehicles.

All Other Segment

Although the majority of our revenue comes from the automotive sector, we recognize the importance of our diversification efforts, which include the extension of the LoJack brand and the expansion of products for cargo and people at risk.

Key Factors of our Business

In 2011, the United States continued to emerge from a global economic downturn that had resulted in a substantial decline in the global automotive industry, with sales of aftermarket products like LoJack Units being particularly adversely affected. The decline in automotive industry sales volume, combined with tight credit markets, and other economic factors and trends described above constrained our earnings and affected our liquidity. As a result, we embarked upon a critical evaluation of our business during 2011 and developed a strategy designed to stabilize the business financially and then develop a strategy for controlled growth. As we move into 2012, we plan to continue to improve our infrastructure and production processes and explore opportunities to expand our core businesses in the United States and internationally.

We believe that our continued focus on executing our strategic goals for 2012 will enable us to continue our diversification efforts and:

•	Restore our domestic and Canadian businesses to profitable growth;

•	Identify new territories for international expansion while maintaining our existing core licensee business;

•	Increase our investment in those businesses which we view as significant sources of future revenue and profit;

•	Streamline and simplify our business processes to improve the overall experience for our customers and continue to aggressively manage our cost structure and discretionary spending; and

•	Develop highly differentiated products and services in each line of our business while broadening our knowledge of the industry, current markets and potential new markets to pursue going forward.

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

We recognize revenue on domestic sales of LoJack Units upon installation, or upon shipment to our installation partners and distributors when all revenue recognition criteria have been met.

In the U.S. and Canada, sales of a combined LoJack and Early Warning Unit constitute a multiple element arrangement under Accounting Standards Codification, or ASC, 605 subtopic 25, Revenue Recognition: Multiple Element Arrangements. The combined LoJack and Early Warning Unit includes LoJack Unit hardware, Early Warning hardware, installation service, and an Early Warning ongoing automated notification service, which is provided over the period of vehicle ownership.

The delivered elements of a multiple element arrangement (LoJack Unit hardware and Early Warning Hardware and installation service) must meet certain criteria to qualify each component of the combined LoJack and Early Warning Unit for separate accounting. Management performed an analysis and has determined that each of the delivered elements in the arrangement qualify for separate accounting based on the applicable guidance.

The guidance establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple element arrangement. The selling price for each deliverable is based on vendor-specific objective evidence, or VSOE, if available, third-party evidence, or TPE, if VSOE is not available, or management’s best estimated selling price, or BESP, if neither VSOE nor TPE are available. The residual method of allocation is no longer permitted under the relevant guidance and thus we are required to allocate consideration at the inception of the arrangement to all deliverables using the relative selling price allocation method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated fair value. Management determined an estimated fair value for each element in the arrangement as follows: (i) LoJack Unit hardware selling price has been determined using VSOE; (ii) Early Warning hardware selling price has been determined based on BESP; (iii) installation service selling price has been determined using TPE; and (iv) Early Warning ongoing notification service selling price has been determined based on BESP. We plan to analyze the selling prices used in our allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in the business necessitates a more timely analysis or if we experience significant variances in our selling prices.

The LoJack and Early Warning hardware and installation service components of each sale are considered to have met delivery requirements for revenue recognition upon installation of the LoJack and Early Warning Unit; however, revenue from the ongoing notification service is deferred and recognized over an estimated life of new vehicle ownership, which management estimates is five years. Management continually monitors and evaluates this estimate based on published industry data. If the estimated life of new vehicle ownership proves to vary materially from the estimates we use, we would be required to change our estimates, which could result in material differences in the amount of revenue recognized in any given period. Historically, there have not been any changes to our five-year estimate.

Revenue relating to the sale of service contracts associated with our Boomerang product line is recognized over the life of the contract. The term of service contracts offered ranges from 12 to 60 months and are generally payable in full upon initial activation of the Boomerang Unit or on renewal of a service contract. Customers are also offered a month-to-month option.

We recognize license fees to our international licensees in revenue over the term of the license (typically ten years) and we recognize royalty revenue when earned or when payment is reasonably assured, whichever is later. (Also see Note 5 to the consolidated financial statements included herein in Item 8 for a discussion of the license income related to Absolute).

Revenue relating to SCI and LoJack SafetyNet consists of the sale of tracking devices and subscription fees. Sales of units are recognized upon shipment and subscription fees are recognized over the life of the contractual agreement which can range from 12 to 24 months.

We sell several types of extended warranties. For those warranties for which a third party, and not LoJack, is the primary obligor, we recognize payments for these insurance contracts in revenue at the time of sale. For warranties for which we are the primary obligor, revenue is deferred and recognized over the estimated term of the warranties, determined to be equivalent to the estimated life of new vehicle ownership, which is five years. If the estimated life of new vehicle ownership varies significantly from the estimates we use, material differences in the amount of revenue recognized in any given period could result. Incremental costs directly related to the provision of such warranties are deferred and charged to expense proportionately as the revenue is recognized. Any remaining warranty costs relating to actual claims made are recognized when incurred. We believe the likelihood of material changes to the average estimated life of vehicle ownership is low.

In December 2011, we transferred the servicing and liability obligations for a portion of our extended warranty contracts originated in 2010 to a third party, eliminating any additional services or liability exposure as the primary obligor for those contracts. As a result, approximately $2,586,000 of previously recorded deferred revenue that was being recognized over time was accelerated and recognized as current revenue during the fourth quarter of 2011. We are currently in the process of transferring the servicing and liability obligations for substantially all 2011 originated extended warranty contracts to the third party and, beginning in 2012, all servicing and liability obligations associated with new contracts sold will be transferred to the third party upon purchase by the consumer. As such, for the majority of extended warranty contracts originated after 2011, we will recognize revenue upon delivery as opposed to deferring the revenue and recognizing it over the life of the contract.

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

If the creditworthiness or the financial strength of our dealers were to decline, there could be an adverse effect on our operating results and cash flows. We provide specific reserves for known losses and supplement that estimate with additional reserves based on our historical loss experience. There have been no changes to our North America segment’s billing and returns policy for the periods presented.

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

The following table presents accounts receivable and the related allowance for doubtful accounts by our segments (dollars in thousands):

	December 31, 2011	Segment % of Accounts Receivable, net	December 31, 2010	Segment % of Accounts Receivable, net
North America — Gross	$11,580		$10,826
Allowance for doubtful accounts	(1,467)		(1,536)

	10,113	35%	9,290	35%

International — Gross	19,305		19,164
Allowance for doubtful accounts	(1,414)		(1,895)

	17,891	63%	17,269	64%

All Other — Gross	497		441
Allowance for doubtful accounts	(9)		(103)

	488	2%	338	1%

Accounts receivable, net	$28,492	100%	$26,897	100%

In the normal course of business, we monitor the financial condition of our customers and limit the amount of credit extended when deemed necessary. We maintain reserves for estimated potential credit losses. We have established an allowance for doubtful accounts that corresponds to the creditworthiness of our customers, historical trends and economic circumstances. Changes to these estimates are possible and could result in a material effect on our reported results of operations. At each of December 31, 2011 and 2010, approximately 84% and 80%, respectively, of the North America segment’s gross accounts receivable balances were less than 60 days old.

As of December 31, 2011, one international licensee accounted for 28% of accounts receivable. As of December 31, 2010, two international licensees accounted for 20% and 14% of our international accounts receivable. For the year ended December 31, 2011, no international licensee accounted for more than 10% of revenue. For the years ended December 31, 2010 and 2009, one international licensee accounted for 10% and 11% of revenue, respectively.

Valuation of Investments.    Periodically, we have made equity investments in our international licensees and other entities. As of December 31, 2011, our investments in international licensees consisted of: a 12.5% equity investment, with a carrying value of $1,541,000, in our Mexican licensee; a 5.5% equity investment, with a carrying value of $354,000, in our French licensee; and a 17.5% equity investment, with a carrying value of $496,000, in our Benelux licensee. Our investments in our Mexican and Benelux licensees are accounted for using the cost method of accounting and are carried at cost and adjusted only for other-than-temporary declines in fair value, returns of capital and additional investments made. Management periodically reviews the carrying value of these investments. Based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate, we have concluded that there is no impairment to the fair value of these investments that should be viewed as other-than-temporary. Our investment in our French licensee, in the form of common stock, is accounted for as an available-for-sale security, and is valued at the quoted closing price on its market exchange as of the reporting date. When the fair value of an available-for-sale security falls below cost for an extended period or the magnitude of the unrealized loss is significant, the loss may be deemed other-than-temporary. No realized gains or losses were recorded for the years ended December 31, 2011 or 2010. For the year ended December 31, 2009, we recorded an other-than-temporary impairment charge of $308,000 for our investment in our French licensee.

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

Deferred taxes arise because of differences in treatment between financial statement accounting and tax accounting, known as temporary differences. The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities on the consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of operations. At December 31, 2011, we maintain a full valuation allowance against our worldwide deferred tax assets, net of deferred tax liabilities, with the exception of Ireland, which has deferred tax assets of $315,000. If sufficient evidence of our ability to generate future taxable income in any of the jurisdictions in which we currently maintain a valuation allowance becomes more likely than not, we may reduce our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statement of operations.

Due to complexity within and diversity among the various jurisdictions in which we do business, there is a risk that a governmental agency may disagree with the manner in which we have computed our taxes. Additionally, due to the lack of uniformity among all of the foreign and domestic taxing authorities, there may be situations where the tax treatment of an item in one jurisdiction is different from the tax treatment in another jurisdiction or that a transaction causes a tax liability to arise in another jurisdiction. As of December 31, 2011, we had $19,355,000 of gross unrecognized tax benefits (excluding accrued interest), of which approximately $15,302,000, if recognized, would not affect the Company’s tax rate and would result in an increase in capital loss and net operating loss carryforwards which would be subject to a full valuation allowance. The liability amounts related to the unrecognized tax benefits recorded at December 31, 2011 and 2010 were $4,053,000 and $3,220,000, respectively. The total unrecognized tax benefit at December 31, 2011 of $19,355,000 includes an accrual of $726,000 recorded in 2011 for a change in estimate of unrecognized tax benefits resulting from the ongoing IRS exam of our 2009 tax return, which has been recorded as short term taxes payable. While the Company expects that the IRS exam will be settled within the next twelve months, we cannot at this time predict the outcome of the audit nor estimate the possible loss or range of loss we could incur.

Effective January 1, 2006, LoJack Ireland commenced operations. As a result of this business structure, a substantial part of our international business activities are supported by LoJack Ireland. LoJack Ireland’s business activities are taxed at a rate of 12.5%.

In general, it is the practice and intention of the Company to indefinitely reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2011, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $38,619,000 of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Recently Adopted Accounting Guidance

In September 2009, the FASB, issued Accounting Standards Update, or ASU, No. 2009-13, as codified in Accounting Standards Codification 605, Revenue Recognition, or ASC 605. ASC 605 provides greater ability to separate and allocate consideration in a multiple element revenue arrangement. In addition, ASC 605 requires the use of estimated selling price to allocate consideration in a multiple element revenue arrangement, therefore eliminating the use of the residual method of accounting. See “Critical Accounting Policies” above for discussion of the revised revenue recognition policies for multiple element arrangements. Our adoption of ASC 605 as of January 1, 2011 did not have a material impact on our consolidated results of operations, financial position, or cash flows.

Accounting Guidance Issued But Not Yet Adopted

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, or IFRS. ASU 2011-04 explains how to measure fair value and intends to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. ASU 2011-04 will become effective prospectively for interim and annual reporting periods beginning on or after December 15, 2011. Early adoption was not permitted for public entities, therefore the standard will became effective for the Company in January 2012. The adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 will become effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. As we did not early adopt, the standard became effective for the Company in January 2012. The adoption of ASU 2011-05 is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-8, Intangibles — Goodwill and Other. ASU 2011-8 is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification 350. ASU 2011-8 will become effective for fiscal years beginning after December 15, 2011, with early adoption permitted in limited circumstances. As we did not early adopt, the standard became effective for the Company in January 2012. The adoption of ASU 2011-8 is not expected to have a significant impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

Revenue

For the year ended December 31, 2011, consolidated revenue decreased $5,814,000, or 4%, as compared to 2010. Consolidated revenue for the year ended December 31, 2010 increased $11,622,000, or 9%, as compared to 2009. The following table presents revenue by our segments (dollars in thousands):

				Percentage Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
North America	$95,837	$96,228	$95,775	0%	0%
International	41,886	46,900	36,063	(11)	30
All Other	3,098	3,507	3,175	(12)	10

Total revenue	$140,821	$146,635	$135,013	(4)%	9%

North America Segment

Revenue related to our North America segment decreased $391,000 in 2011 as compared to 2010.

Revenue in our North America segment for our dealer channel increased 2% as compared to the same period in 2010. Revenue in our North America segment from our heavy equipment, or commercial, channel increased 46% over the same period in 2010. Our motorcycle and direct distribution channels in the United States market saw revenue declines of 8% and 9%, respectively, as compared to the same period in 2010.

The activity which resulted in the decrease in our North America segment revenue for the year ended December 31, 2011 as compared to the same period in 2010 was primarily attributable to:

•	A decrease of $1,450,000, or 2%, in revenue from the sale of LoJack Units due to a 2% decrease in unit volume during 2011 as compared to 2010;

•

A decrease of $1,659,000, or 13%, in Boomerang Unit and service revenue, driven by a 40% decrease in the number of base units sold from 10,300 to 6,100, a 2% decrease in the average revenue per unit, and a decrease of 7% in service revenue driven by a 17% decline in the average number of Boomerang Unit subscribers to 53,500 subscribers for the year ended December 31, 2011; and

•

A decrease of $1,130,000, or 26%, in all other revenue including a decrease of $160,000 in revenue from the motorcycle channel, a decrease of $116,000 relating to an increase in sales referral discounts offered to our dealers, a decrease of $322,000 in revenue generated from repairs and inspections, and a decrease of $611,000 in other revenue items, partially offset by a $79,000 increase in royalty revenue; partially offset by

•

An increase of $1,962,000, or 20%, in the recognition of revenue from our Early Warning product. The increase in Early Warning revenue was largely attributed to the recognition at the time of sale of revenue relating to the hardware portion of the Early Warning product. In prior years, Early Warning hardware revenue was combined with the Early Warning notification service revenue and the entire amount was deferred and recognized over an estimated service period. See “Critical Accounting Policies” above for discussion of the revised revenue recognition policies for multiple element arrangements. As the cost of goods sold relating to the hardware is also recognized as opposed to deferred, the net effect of this increase in revenue was not material to the financial statements as a whole;

•

An increase of $1,886,000, or 20%, in revenue from our warranty products. The increase was primarily due to the transfer of the servicing and liability obligations for a portion of our extended warranty contracts to a third party as the primary obligor during December 2011, thus eliminating any additional services or future liability for the Company from those contracts. As a result, approximately $2,586,000 of previously recorded deferred revenue that was being recognized over time was accelerated and recognized as current revenue during the fourth quarter of 2011. The increase was partially offset by lower sales of warranty products throughout the year as compared to the same period in 2010.

Revenue related to our North America segment increased $453,000 for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

The turnaround of the United States auto industry was uneven during 2010. In the United States market, LoJack Unit volume trends tracked the retail trends in the broader domestic auto market in 2010. Consumer purchases continued to be impacted by the restrictive credit environment, continued high unemployment and fewer incentives offered by auto manufacturers. Revenue from our LoJack Units remained flat, because while our 2010 unit volume performance improved over 2009, we continued to expand our bulk installation program as confidence returned to certain dealerships, therefore the increases in unit volume were mostly offset by decreases in average revenue per unit for the year ended December 31, 2010. Revenue for our motorcycle, commercial and direct sale channels decreased 17%, 2% and 2%, respectively, as compared to the same period in 2009, while our dealer channel saw revenue increase 2%. The increase in North America segment revenue for the year ended December 31, 2010 as compared to 2009 was primarily attributable to an increase of $1,574,000 in other revenue driven by a $1,546,000 decrease in payments made by LoJack pursuant to the recourse agreements in the dealer channel, offset by:

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

International Segment

Revenue related to our International segment decreased $5,014,000 in 2011 as compared to 2010, while International segment revenue increased $10,837,000 in 2010 as compared to 2009.

The decrease in International segment revenue for 2011 as compared to 2010 was primarily attributable to:

•

A decrease of $5,277,000, or 12%, in product revenue from our licensees as a result of an 18% decrease in the number of units sold from 598,200 to 491,200, partially offset by a 7% increase in average revenue per unit;

•	A decrease of $634,000, or 31%, in revenue from the sale of infrastructure components, royalty, license fee, and other revenue from our licensees; partially offset by

•	An increase of $897,000, or 40%, in revenue from our Italy business.

The increase in International segment revenue for 2010 as compared to 2009 was primarily attributable to:

•	An increase of $10,534,000 in product revenue from our licensees as a result of an increase in the number of units sold from 431,700 to 611,500; and

•	An increase of $303,000, or 12%, in other revenue including sales of infrastructure components, licensee fees, and other charges related to our international licensees.

All Other Segment

Revenue related to our All Other segment decreased $409,000 in 2011 as compared to 2010, and $332,000 in 2010 as compared to 2009.

The decrease in All Other segment revenue from 2010 to 2011 was primarily the result of an $874,000 decrease in LoJack SafetyNet revenue, from $1,093,000 for 2010 to $219,000 for 2011, due to decreased product shipments to Project Lifesaver during the year ended December 31, 2011 as compared to the same period in 2010. The decrease in LoJack SafetyNet revenue for 2011 as compared to 2010 was partially offset by an increase of $466,000, or 19%, in revenue from SCI to $2,879,000 for 2011 from $2,413,000 for 2010.

The increase in All Other segment revenue for 2010 as compared to 2009 was attributable to an increase of $263,000, or 12%, in revenue from SCI to $2,413,000 for 2010 from $2,150,000 for 2009 and the inclusion of $1,093,000 in revenue from LoJack SafetyNet for 2010 as compared to $1,025,000 for 2009.

Cost of Goods Sold

The following table presents cost of goods sold by our segments (dollars in thousands):

				Percentage Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
North America	$47,424	$49,532	$45,440	(4)%	9%
International	19,374	22,146	17,178	(13)	29
All Other	1,134	1,283	1,478	(12)	(13)

Total cost of goods sold	$67,932	$72,961	$64,096	(7)%	14%

As a percentage of total revenue, total cost of goods sold was 48%, 50% and 47% in 2011, 2010 and 2009, respectively.

North America Segment

As a percentage of North America segment revenue, North America segment cost of goods sold was 49%, 51% and 47% in 2011, 2010 and 2009, respectively.

The decrease in cost of goods sold as a percentage of revenue from 2010 to 2011 was primarily due to decreased unit cost year over year and a decrease in additions to the warranty reserve charged to cost of goods sold as compared to 2010. The decrease in warranty reserves was primarily due to higher recall rates on Boomerang Unit products in 2010 as compared to 2011. The increase in cost of goods sold as a percentage of revenue from 2009 to 2010 was primarily due to increases in unit volume related to our bulk installation program, partially offset by a decrease in average revenue per unit. Unit volumes in North America decreased 4% in 2011 as compared to 2010 and increased 5% in 2010 as compared to 2009.

International Segment

As a percentage of International segment revenue, International segment cost of goods sold was 46%, 47% and 48% in 2011, 2010 and 2009, respectively. The decrease in cost of goods sold as a percentage of revenue from 2010 to 2011 was largely driven by an increase in the price per unit charged to some of our international licensees due to a decrease in the number of units purchased. The decrease in 2011 as compared to 2010 was partially offset by a $1,474,000 increase in our inventory reserve largely related to the announcement of the end of manufacturing of our fifth generation LoJack Unit, included in costs of goods sold for the year ended December 31, 2011. The decrease in cost of goods sold as a percentage of revenue from 2009 to 2010 was largely the result of a decrease in the cost of the manufactured unit due to the increase in the number of units purchased in 2010 as compared to 2009.

All Other Segment

As a percentage of All Other segment revenue, All Other segment cost of goods sold was 37%, 37% and 47% in 2011, 2010 and 2009, respectively.

Operating Expenses

The following table presents our consolidated operating expenses (dollars in thousands):

				Percentage Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Product development	$5,318	$6,162	$6,994	(14)%	(12)%
Sales and marketing	26,880	29,308	31,529	(8)	(7)
General and administrative	32,058	31,479	36,435	2	(14)
Legal settlement	—	—	18,250	—	(100)
Depreciation and amortization	6,068	7,110	7,857	(15)	(10)
Impairment of intangible assets and goodwill	—	—	14,038	—	(100)

Total operating expenses	$70,324	$74,059	$115,103	(5)%	(36)%

Product Development

As a percentage of total revenue, product development expenses were 4%, 4% and 5% in 2011, 2010 and 2009, respectively. Product development expense decreased $844,000 in 2011 as compared to 2010 and decreased $832,000 in 2010 as compared to 2009. The decrease in 2011 was primarily due to a $709,000 decrease in compensation expenses primarily relating to decreased salaries expense and a $125,000 decrease in research and development expenses for the year as compared to 2010. The decrease in 2010 as compared to 2009 was primarily due to lower personnel-related costs, including salaries, benefits, recruiting, contract labor and consulting costs.

We expect product development expenses as a percentage of revenue to remain the same in 2012.

Sales and Marketing

As a percentage of total revenue, sales and marketing expenses were 19%, 20% and 23% in 2011, 2010 and 2009, respectively. Sales and marketing expenses decreased $2,428,000 in 2011 as compared to 2010 and decreased $2,221,000 in 2010 as compared to 2009.

The decrease in 2011 as compared to 2010 was attributable to:

•

Decreased compensation expense of $1,254,000 as compared to the same period in 2010, including $1,022,000 of lower salary expenses resulting from workforce reductions which took place through the second quarter of 2010 and a $733,000 decrease in severance expense due to severance accruals having been recorded during the second quarter of 2010 relating to the aforementioned workforce reductions, partially offset by a $327,000 increase in benefits expense and a $197,000 increase in sales commissions;

•	Decreased bad debt expense of $1,332,000 as compared to the same period in 2010;

•	Decreased rent expense of $290,000 as compared to the same period in 2010; and

•

Decreased travel expenses of $170,000 as compared to the same period in 2010; partially offset by a $411,000 increase in advertising expenses and a $156,000 increase in marketing production agency expenses.

The decrease in 2010 as compared to 2009 was attributable to:

•	Decreased personnel related costs of $977,000 based upon a reduction in the workforce and decreased incentive compensation as a result of lower sales volumes;

•	Decreased advertising expenses of $2,532,000 due to management’s decision to further reduce the advertising budget as a cost saving measure; and

•	Decreased costs of $167,000 in maintaining our dealer incentive program; partially offset by

•

Increased facilities expenses of $688,000 related to the costs of maintaining our sales offices which were previously included in general and administrative expenses and are now classified as sales and marketing expenses; and

•	Increased bad debt expense of $796,000.

We expect sales and marketing expenses as a percentage of revenue to increase in 2012 to support our planned investment in personnel and continued advertising of LoJack products.

General and Administrative

As a percentage of total revenue, general and administrative expenses were 23%, 21% and 27% in 2011, 2010 and 2009, respectively. General and administrative expenses increased by $580,000 in 2011 as compared to 2010 and decreased by $4,956,000 in 2010 as compared to 2009.

The increase in 2011 as compared to 2010 was primarily attributable to:

•

Increased legal expenses of $3,710,000 primarily related to a loss contingency accrual of $1,869,000 recorded during 2011 for the settlement of the consumer claims litigation and the wage and hour litigation in California as discussed in Part I Item 3, “Legal Proceedings” and an increase in other legal expenses of $2,591,000 which were primarily attributable to the ongoing costs associated with the litigation discussed in Part I Item 3, “Legal Proceedings.” The increase was partially offset by a $750,000 loss contingency accrual which was recorded during 2010 for a loss contingency related to wage and hour litigation in California; and

•	Increased bad debt expense of $368,000; partially offset by

•

Decreased compensation expenses of $1,705,000, primarily related to a decrease of $480,000 in salary expenses resulting from workforce reductions which took place through the second quarter of 2010, a $1,011,000 decrease in severance expense due to severance accruals having been recorded during the second quarter of 2010 relating to the aforementioned workforce reductions, a $586,000 decrease in other compensation and a $381,000 decrease in benefits expense, partially offset by a $232,000 increase in incentive compensation and a $521,000 increase in expenses relating to temporary employees;

•	Decreased sales tax expense of $422,000 primarily due to the reversal of a prior year accrual for estimated custom tariffs no longer owed;

•	Decreased general and administrative expenses for SCI of $611,000, primarily due to workforce reductions at SCI which took place during 2010; and

•	Decreased consulting expenses of $693,000, primarily associated with a consulting fee incurred in 2010.

The decrease in 2010 as compared to 2009 was primarily attributable to:

•	Decreased legal expenses of $2,828,000, attributable to decreased costs related to the arbitration proceeding of the termination of our licensee in China;

•	Decreased general and administrative expenses of $817,000 at SCI and Locator resulting from the workforce reductions which took place in 2010;

•

Decreased facilities expenses of $688,000 related to the costs of maintaining our sales offices which were previously included in general and administrative expenses and are now classified as sales and marketing expenses; and

•	Decreased tax and accounting costs of $379,000.

General and administrative expenses as a percentage of revenue is expected to increase slightly in 2012 led by increased hiring to fill vacant positions and to support our growth initiatives.

Legal Settlement

LoJack Ireland and its former China licensee, Kington Holdings Limited, or Kington, were involved in an arbitration proceeding relating to the termination of the license agreement between the parties. The matter was arbitrated in Boston, Massachusetts in February 2009 and on March 17, 2009, the arbitrator issued a partial final award. The arbitrator determined that LoJack Ireland improperly terminated the license agreement and that LoJack Ireland breached the license agreement. On September 22, 2009, in resolution of the aforementioned arbitration and related litigation between the parties, LoJack, LoJack Ireland, and certain of their affiliates and Kington and certain of its affiliates, entered into a Release and Settlement Agreement, or the Settlement Agreement, providing for a settlement and release of all disputes and claims. Pursuant to the terms of the Settlement Agreement, the parties agreed to release any and all claims and disputes, pending or potential, based on any event or matters occurring on or before the effectiveness of the releases, including those related to or arising out of the agreements among the parties and the matters that were the subject of the pending litigation and arbitration. In consideration of the release and settlement, LoJack and LoJack Ireland paid a total of $18,250,000 in cash to Kington on September 25, 2009 upon satisfaction of the conditions specified in the Settlement Agreement, including the return to the Company of the LoJack infrastructure purchased by Kington and the dismissal with prejudice of all pending litigation and the arbitration among the parties. LoJack also discharged the remaining outstanding balance of approximately $950,000 owed to LoJack under the separate notes and loan agreements between the parties, a majority of which had been written off in prior periods. The $18,250,000 cash payment is included on our 2009 consolidated statement of operations under the caption “legal settlement.”

Depreciation and Amortization

As a percentage of total revenue, depreciation and amortization expense was 4%, 5% and 6% in 2011, 2010 and 2009, respectively.

Depreciation and amortization expense decreased by $1,042,000 in 2011 as compared to 2010 and decreased by $747,000 in 2010 as compared to 2009. The decrease in 2011 as compared to 2010 was primarily related to the retirement of assets and certain assets becoming fully depreciated during the year ended December 31, 2011. The decrease in 2010 as compared to 2009 was driven by an adjustment made in 2009 to depreciation of approximately $750,000 associated with software development and other equipment placed into service in prior years, offset by a decrease in depreciation caused by assets that were still in use becoming fully depreciated in 2010.

Depreciation and amortization expense as a percentage of revenue in 2012 is expected to decrease as compared to 2011 due to certain assets becoming fully depreciated during 2012.

Impairment of Intangible Assets and Goodwill

We have adopted an annual goodwill and intangible asset measurement date of November 30 for SCI and LoJack SafetyNet. Tests for impairment are also performed on an interim basis if there are triggering events identified. On each measurement date, the carrying value of the reporting unit is compared to its estimated fair value, and an impairment charge is measured based upon the excess of the carrying value of goodwill over the implied fair value if impairment is indicated. There was no goodwill impairment recognized in the years ended December 31, 2011 and 2010. For the year ended December 31, 2009, we recognized a goodwill impairment charge of $13,627,000 related to our Boomerang reporting unit within the North America segment. The impairment expense taken in June 2009 eliminated the goodwill balance for the Boomerang reporting unit; therefore no impairment analysis was performed during 2011 or 2010.

Intangible assets consist of amortizing intangibles, including customer relationships, patents, trademarks, trade names and RFs. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable, an assessment is completed to determine whether the fair value of the asset exceeds the carrying value. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value. If such cash flows are less than the carrying amounts, the intangible assets are written down to their respective fair values.

In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. For the years ended December 31, 2011, 2010 and 2009 we recognized impairment charges relating to other intangible assets of $0, $0 and $411,000, respectively, at our Boomerang reporting unit within the North America segment.

Other Income (Expense)

The following table presents our other income and expenses (dollars in thousands):

				Percentage Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Interest income	$1,005	$31	$1,038	3142%	(97)%
Interest expense	(638)	(665)	(524)	(4)	27
Other income (loss)	1,022	(189)	619	(641)	(130)

Total other income (expense)	$1,389	$(823)	$1,133	(269)%	(173)%

Other income (expense) for 2011 increased by $2,212,000 as compared to 2010. This increase is attributable to the following:

•

Increased interest income of $974,000, which is primarily attributable to interest realized on the outstanding accounts receivable balances of certain international licensees, which is recognized upon collection; and

•

Increased other income of $1,211,000, which is primarily attributable to a $699,000 increase in gains related to foreign currency transactions, a $228,000 increase in dividend income, primarily due to an increase in dividends received from those licensees in which we hold an equity investment, and an increase of $295,000 in the income associated with our marketable securities, primarily due to an increase in the value of our investment in Absolute, partially offset by a decrease in the value of the investments in our deferred compensation plan.

Other income (expense) for 2010 decreased by $1,956,000 as compared to 2009. This decrease is attributable to:

•	Decreased interest income of $1,007,000, due to a decrease in interest realized on the outstanding accounts receivable balances of certain international licensees;

•	Increased interest expense of $141,000, due to the increase in the interest rate on our debt, partially offset by the decrease in our average debt balance versus the prior year; and

•

Increased other loss of $808,000 which was primarily due to a $643,000 increase in losses related to foreign currency transactions (primarily the Euro), a $27,000 increase in losses associated with marketable securities and a $139,000 decrease in dividends and other items.

Provision (Benefit) for Income Taxes

We recorded a worldwide provision for income taxes of $2,566,000 for 2011. This amount is primarily comprised of the provision for income taxes for our Irish and Brazilian subsidiaries. Included in our provision for income taxes for 2011 is an accrual (including accrued interest) of approximately $781,000 related to an ongoing IRS audit of our 2009 tax return. The IRS opened the 2009 tax audit in May of 2011, and their audit is expected to be concluded within the next twelve months. While the audit is not yet final, the IRS has identified potential adjustments, the majority of which are timing in nature and would result in several deductions originally taken on the 2009 tax return being applied to later years. The timing of these deductions would not normally have an impact on our overall tax expense. The tax reserve associated with the potential adjustments impacts our consolidated statement of operations because we previously monetized our 2009 loss through a carryback claim. The potential adjustments would result in a cash tax payment with a corresponding increase in a deferred tax asset against which we would maintain a full valuation allowance. If we agree to these adjustments and are successful in returning to profitability in the United States sufficient to eliminate the need for a valuation allowance, then the 2009 timing adjustments would reduce our tax expense in a future period.

We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to net operating loss carryforwards, deferred revenue and stock compensation. The FASB authoritative guidance on accounting for income taxes requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We maintain a full valuation allowance against our net U.S. deferred tax assets, which was recorded during the second quarter of 2010, and did not recognize any deferred tax benefits related to U.S. losses incurred during 2011. We will maintain a full valuation allowance on our net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The provision for income taxes for 2010 was $17,428,000 compared to a tax (benefit) of ($7,771,000) in 2009 or increase of $25,199,000. This increase was substantially due to the establishment of a valuation allowance for our U.S. net deferred tax assets of $15,100,000 and the establishment of a valuation allowance for deferred tax assets in our Canadian subsidiary of $282,000 recorded in 2010 and the 2009 tax benefit recorded in that year.

Net Income (Loss) Attributable to LoJack Corporation and Income (Loss) Per Share

As a result of the foregoing, for the years ended December 31, 2011, 2010 and 2009, net income (loss) attributable to LoJack Corporation and fully diluted income (loss) per share were as follows (dollars in thousands, except for per share amounts):

				Percentage Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net income (loss) attributable to LoJack Corporation	$1,429	$(18,306)	$(34,661)	(114)%	(47)%
Diluted income (loss) per share attributable to LoJack Corporation	$0.08	$(1.06)	$(2.02)	(113)%	(48)%
Weighted average shares — diluted	17,967,394	17,348,433	17,170,492	4%	1%

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity is primarily contingent on working capital generated by continued customer demand for our products and services and continuing our existing relationships with automobile dealers, insurance companies, international licensees and certain law enforcement agencies. We believe that we will be able to keep pace with required technological changes in our products and expect that our sales and marketing initiatives will continue to drive demand.

On August 10, 2010, SCI issued a one year, 11% interest Convertible Promissory Note totaling $400,000 to its shareholders. As a 64% holder of SCI, LoJack was issued a $254,000 note which is considered an intercompany loan, eliminated in consolidation. The remaining $146,000 due to the noncontrolling holders of SCI was considered a third party loan and classified as short-term debt on our consolidated balance sheet. On October 14, 2011, a new 11% Convertible Promissory Note totaling $752,000 and maturing on October 1, 2012, was issued, replacing the outstanding principal and interest under the original note. Our portion of the new note, which was $478,000, is eliminated in consolidation. The amount of the note due to the noncontrolling shareholders of SCI, $274,000, is classified as short-term debt on our consolidated balance sheet as of December 31, 2011.

On December 29, 2009, we entered into our multicurrency revolving Credit Agreement, or the Credit Agreement, with RBS Citizens, N.A., as Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multicurrency revolving credit facility in the maximum amount of USD $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate currencies). We have the right to increase the aggregate amount available to be borrowed under the Credit Agreement to USD $50,000,000, subject to certain conditions, including consent of the lenders.

The outstanding borrowings under the Credit Agreement totaled CAD $11,200,000 as of December 31, 2011 (equivalent to USD $11,013,000, converted using the CAD to USD exchange rate at December 31, 2011). The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of December 31, 2011 was 3.93%. As of December 31, 2011, we also had three outstanding irrevocable letters of credit in the aggregate amount of $966,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.

The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends is permitted under the Credit Agreement but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of loans under the facility. At December 31, 2011, we had borrowing availability of $18,021,000, which was not limited by the results of our borrowing base calculation for the year then ended. At December 31, 2011, we were in compliance with all financial covenants in the Credit Agreement.

The Credit Agreement terminates on January 10, 2014, at which time all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our United States domestic subsidiaries and certain Canadian subsidiaries and is secured by all domestic assets, including our intellectual property and a pledge of 100% of the stock of Boomerang and 65% of the capital stock of LoJack Ireland.

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

On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock under the Repurchase Plan and additionally renewed the remaining management discretionary authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the Repurchase Plan. From November 23, 2011 through December 31, 2011 we repurchased 368,833 shares under the plan at an average price of $2.82 per share. As of December 31, 2011 there were 1,312,945 shares available for repurchase under the Repurchase Plan.

In 2011, the U.S. economy continued to emerge from a global economic downturn that resulted in a substantial decline in the global automotive industry, with sales of aftermarket products like LoJack Units being particularly adversely affected. The decline in automotive industry sales volume, combined with tight credit markets, and other economic factors and trends described above constrained our earnings and affected our liquidity. As a result, we embarked upon a critical evaluation of our business during 2011 and developed a strategy designed to stabilize the business financially so that we could then develop a strategy for controlled growth. As we move into 2012, we plan to continue to improve our infrastructure and production processes and explore opportunities to expand our core businesses in the United States and internationally, which we hope will improve our liquidity.

We expect our continuing operation, international expansion and new product initiatives, combined with our longer term international investment requirements and domestic expansion, to be funded using existing cash, cash flows from operations and, if needed, our Credit Agreement.

We expect capital expenditures for 2012 to be between $3,000,000 and $5,000,000 which we expect to fund out of our existing working capital, which was $48,896,000 as of December 31, 2011 and included $49,645,000 of cash and cash equivalents. Non-discretionary capital expenditures budgeted for 2012 include $500,000 to $1,000,000 for enhancement of our core tracking and recovery technology. Discretionary expenditures for 2012, which could be delayed to a future period, include $2,000,000 to $2,500,000 for additional hardware infrastructure and system upgrades. However, we currently have no plans to delay these projects or reduce these spending levels. For the year ended December 31, 2011, we had capital expenditures of $4,709,000.

We earn a significant amount of our operating income outside the U.S., which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, $27,955,000 of cash and cash equivalents are held by foreign subsidiaries at December 31, 2011. Of the $27,955,000 of cash and cash equivalents held by foreign subsidiaries, $25,077,000, or 90%, is held in USD denominated accounts, with the remaining $2,878,000 held in foreign currency denominated accounts. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash, cash equivalents, short-term investments, cash flows from operations and our borrowing capacity under our Credit Agreement to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, we could elect to repatriate funds from foreign jurisdictions or to borrow funds under our existing Credit Agreement discussed above. These alternatives could result in increased cash outflows due to higher effective tax rates or increased interest expense.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cash provided by (used for):
Operating activities	$1,875	$22,263	$(6,494)
Investing activities	(4,746)	(1,791)	(2,016)
Financing activities	1,385	(5,564)	(13,114)
Effect of exchange rate changes on cash	(658)	391	226

(Decrease) Increase in cash and cash equivalents	$(2,144)	$15,299	$(21,398)

Operating activities provided $1,875,000 of cash during the year ended December 31, 2011, as compared to providing $22,263,000 of cash during the same period in 2010. This $20,388,000 decrease was due to a $20,933,000 decrease in cash flows from working capital, of which $8,455,000 was due to net tax refunds having been received during 2010. The decrease was partially offset by an increase of $545,000 in net income after non-cash reconciling items.

Investing activities used $4,746,000 of cash during the year ended December 31, 2011, as compared to using $1,791,000 of cash during the same period in 2010. This $2,955,000 increase in cash used by investing activities was primarily due to a $1,030,000 decrease in the net proceeds from our marketable securities activity, a change in restricted cash activity of $478,000, from $428,000 in cash provided during 2010 to $50,000 in cash used during 2011, and an increase in capital expenditures of $1,458,000.

Financing activities provided $1,385,000 of cash during the year ended December 31, 2011, as compared to using $5,564,000 of cash during the same period in 2010. The $6,949,000 change in cash used for financing activities was due primarily to a $7,563,000 decrease in net cash used by borrowing activities, partially offset by a $658,000 increase in cash used for the repurchase of our common stock.

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

CONTRACTUAL OBLIGATIONS

We have fixed contractual obligations under various operating lease agreements relating to our office locations, computer and office equipment, vehicles and tower infrastructure locations. Other contractual obligations include long-term debt and non-cancelable inventory purchase commitments. Contractual obligations and commercial commitments existing at December 31, 2011 were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short term debt obligations	$274	$274	$—	$—	$—
Long term debt obligations(1)	11,013	—	11,013	—	—
Interest on long term debt obligations(2)	906	447	459	—	—
Operating lease obligations	12,043	4,354	4,674	1,936	1,079
Purchase obligations	3,513	3,513	—	—	—
Uncertain tax positions(3)	—	—	—	—	—

Total	$27,749	$8,588	$16,146	$1,936	$1,079

(1)	This debt is denominated in Canadian dollars and the maturities have been presented at the exchange rate for U.S. dollars prevailing at December 31, 2011.

(2)	Borrowings under the Credit Agreement bear interest at a variable rate, adjustable quarterly, at our option, at either the Canadian base rate or a Euro-currency denominated rate, or Canadian LIBOR. Interest has been calculated assuming the interest rate prevailing as of December 31, 2011, which was 3.93%.

(3)	As of December 31, 2011 we had $4,456,000 of non-current liabilities for uncertain tax positions. We are not able to provide a reasonable estimate of the timing of future payments relating to these obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

WARNING REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 and other federal securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information we provide or statements made by our employees may contain “forward-looking” information, which involves risk and uncertainty. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our markets and customers, our expected investments in Italy, SCI, and LoJack SafetyNet, our strategies for addressing changes in the automotive market, our objectives and plans for future operations and products, our expected capital expenditures and our expected liquidity and capital resources). Forward-looking statements can often be identified by words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “would”, “could”, “potential”, “continue”, “ongoing”, or similar expressions and variations or negatives of these words. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Risk factors that may cause such differences are described in Item 1A — Risk Factors.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have limited exposure to market risk due to the nature of the financial instruments carried on our consolidated balance sheet. Our financial instruments as of December 31, 2011 consisted of cash and cash equivalents, restricted cash, marketable securities, other assets, accounts receivable, accounts payable, accrued liabilities, long-term debt and credit facilities. Our financial position is subject to market risk, including, but not limited to, changes in the value of financial instruments including those resulting from changes in interest rates, foreign currency exchange rates and market valuation. As of December 31, 2011, the fair value of these financial instruments approximated their carrying values.

We are exposed to changes in interest rates primarily through amounts outstanding under our Credit Agreement. As of December 31, 2011, we analyzed the effect of interest rates on our variable-rate Credit Agreement, for which there was CAD$11,200,000 (equivalent to USD $11,013,000, converted using the CAD to USD exchange rate at December 31, 2011) of outstanding borrowings as of December 31, 2010. Based on the outstanding borrowings under the agreement at December 31, 2011, a 1% increase in the interest rate would result in an additional $110,000 of annual interest expense.

We are subject to foreign currency risk through our international operations. As of December 31, 2011, we carry cash denominated in foreign currencies, primarily in Euro, Canadian Dollar, and Brazilian Real. These assets accounted for approximately 6% of the total cash and cash equivalents at December 31, 2011. We translate accounts for subsidiaries whose functional currency is not the U.S. dollar using exchange rates in effect at period-end for assets and liabilities and exchange rates averaged over the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the consolidated statement of operations. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of our International segment revenue is denominated in U.S. dollars. This situation may change in the future if revenue earned and expenses incurred denominated in foreign currencies increases.

We manage future foreign exchange risk exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge is cost effective. As of December 31, 2011, we had no derivative contracts outstanding. We do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off balance sheet financing transactions. We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.

We are exposed to market valuation risks related to securities we hold that are carried at fair value. Our marketable securities consist of Absolute common stock carried at fair value in the financial statements. Significant changes in the market price of Absolute’s common stock could result in significant changes in other income (expense). Based on the 366,500 shares held as of December 31, 2011, a $1.00 change in the market price of Absolute’s common stock would result in a $367,000 increase/decrease in the fair value of the shares. Our other assets include our investment in our French licensee, in the form of a publicly traded common stock, accounted for as an available-for-sale security and valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. During the year ended December 31, 2011, we recorded $40,000 in unrealized gains in accumulated other comprehensive income. Realized gains and losses on available-for-sale securities are included in other income (expense). No realized gains or losses were recorded for the year ended December 31, 2011.

As of December 31, 2011 we held $49,645,000 of cash and cash equivalents. Of this balance, $2,878,000, or 6%, is denominated in foreign currencies, including the Canadian Dollar, Euro and Brazilian Real. The remaining $46,767,000, or 94%, is denominated in U.S. dollars. At December 31, 2011, $27,507,000, or 55%, of our total cash and cash equivalents balance was held in money market accounts, with the remaining $22,138,000 held in traditional deposit accounts.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

LoJack Corporation:

We have audited the accompanying consolidated balance sheets of LoJack Corporation and subsidiaries as of December 31, 2011 and December 31, 2010 and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended. We also have audited LoJack Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LoJack Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LoJack Corporation and subsidiaries as of December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, LoJack Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    KPMG LLP

Boston, Massachusetts

March 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

LoJack Corporation

We have audited the accompanying consolidated statements of operations, changes in equity and cash flows of LoJack Corporation and subsidiaries (the “Company”) for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/    Deloitte & Touche LLP

Boston, Massachusetts

March 16, 2010

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except
	share and per share
	amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,645	$51,789
Restricted cash	225	175
Marketable securities at fair value	1,778	1,365
Accounts receivable, net of allowances of $2,890 and $3,534, respectively	28,492	26,897
Inventories	6,628	8,506
Prepaid expenses and other	3,016	4,036
Prepaid and receivable income taxes	429	657
Deferred income taxes	504	308

Total current assets	90,717	93,733
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $49,004 and $46,206, respectively	13,426	15,114
DEFERRED INCOME TAXES	124	101
INTANGIBLE ASSETS — NET	110	294
GOODWILL	1,717	1,717
OTHER ASSETS — NET	8,189	11,352

TOTAL	$114,283	$122,311

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term debt	$274	$146
Accounts payable	6,222	7,097
Accrued and other liabilities	12,107	11,111
Current portion of deferred revenue	19,007	21,824
Accrued compensation	4,211	4,681

Total current liabilities	41,821	44,859
LONG TERM DEBT	11,013	8,798
DEFERRED REVENUE	19,430	28,834
DEFERRED INCOME TAXES	313	308
OTHER ACCRUED LIABILITIES	3,684	3,503
ACCRUED COMPENSATION	1,241	1,633

Total liabilities	77,502	87,935

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)
EQUITY:
Preferred stock — $.01 par value; authorized, 10,000,000 shares	—	—
Common stock — $.01 par value; authorized, 35,000,000 shares; issued and outstanding, 18,101,003 at December 31, 2011 and 18,296,959 at December 31, 2010	181	183
Additional paid-in capital	21,265	19,968
Accumulated other comprehensive income	6,435	6,713
Retained earnings	9,120	7,691

Total LoJack Corporation equity	37,001	34,555
Noncontrolling interest in subsidiary	(220)	(179)

Total equity	36,781	34,376

TOTAL	$114,283	$122,311

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except share and per share amounts)
Revenue	$140,821	$146,635	$135,013
Cost of goods sold	67,932	72,961	64,096

Gross profit	72,889	73,674	70,917

Costs and expenses:
Product development	5,318	6,162	6,994
Sales and marketing	26,880	29,308	31,529
General and administrative	32,058	31,479	36,435
Legal settlement	—	—	18,250
Depreciation and amortization	6,068	7,110	7,857
Impairment of intangible assets and goodwill	—	—	14,038

Total	70,324	74,059	115,103

Operating income (loss)	2,565	(385)	(44,186)

Other income (expense):
Interest income	1,005	31	1,038
Interest expense	(638)	(665)	(524)
Other, net	1,022	(189)	619

Total	1,389	(823)	1,133

Income (loss) before provision (benefit) for income taxes and net loss of noncontrolling interest	3,954	(1,208)	(43,053)
Provision (benefit) for income taxes	2,566	17,428	(7,771)

Net income (loss)	1,388	(18,636)	(35,282)
Less: Net loss attributable to the noncontrolling interest	(41)	(330)	(621)

Net income (loss) attributable to LoJack Corporation	$1,429	$(18,306)	$(34,661)

Income (loss) per share attributable to LoJack Corporation
Basic	$0.08	$(1.06)	$(2.02)

Diluted	$0.08	$(1.06)	$(2.02)

Weighted average shares:
Basic	17,607,347	17,348,433	17,170,492

Diluted	17,967,394	17,348,433	17,170,492

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	LoJack Corporation Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income			Noncontrolling Interest in Subsidiary
	Number of				Retained Earnings			Total Equity	Comprehensive Income (Loss)
	Shares	Amount				Total
	(In thousands, except share amounts)
Balance, January 1, 2009	17,447,449	$174	$14,833	$8,169	$60,658	$83,834	$480	$84,314
Comprehensive loss:
Net loss					(34,661)	(34,661)	(621)	(35,282)	$(35,282)
Unrealized gain on marketable securities, net of tax				360		360		360	360
Foreign currency translation				(998)		(998)		(998)	(998)

Total comprehensive loss									(35,920)

Less: Comprehensive loss attributable to noncontrolling interest									(621)

Comprehensive loss attributable to LoJack Corporation									$(35,299)

Exercise of stock options	380
Issuance of shares under employee stock purchase plan	123,617	1	355			356		356
Repurchase of common stock	(8,816)		(35)			(35)		(35)
Restricted stock grants, net of forfeitures	797,108	8	(8)
Compensation expense associated with stock based compensation			3,086			3,086		3,086
Tax deficiency of employee stock lapses			(159)			(159)		(159)
Equity investment of noncontrolling interest							292	292

Balance, December 31, 2009	18,359,738	$183	$18,072	$7,531	$25,997	$51,783	$151	$51,934
Comprehensive loss:
Net loss					(18,306)	(18,306)	(330)	(18,636)	$(18,636)
Unrealized loss on marketable securities, net of tax				(231)		(231)		(231)	(231)
Foreign currency translation				(587)		(587)		(587)	(587)

Total comprehensive loss									(19,454)

Less: Comprehensive loss attributable to noncontrolling interest									(330)

Comprehensive loss attributable to LoJack Corporation									$(19,124)

Exercise of stock options	1,150
Repurchase of common stock	(98,942)		(527)			(527)		(527)
Restricted stock grants, net of forfeitures	35,013
Compensation expense associated with stock based compensation			3,041			3,041		3,041
Tax deficiency of employee stock lapses			(618)			(618)		(618)

Balance, December 31, 2010	18,296,959	$183	$19,968	$6,713	$7,691	$34,555	$(179)	$34,376

Comprehensive loss:
Net income (loss)					1,429	1,429	(41)	1,388	$1,388
Unrealized gain on marketable securities, net of tax				40		40		40	40
Foreign currency translation				(318)		(318)		(318)	(318)

Total comprehensive income									1,110

Less: Comprehensive loss attributable to noncontrolling interest									(41)

Comprehensive income attributable to LoJack Corporation									$1,151

Exercise of stock options	8,000		44			44		44
Repurchase of common stock	(410,823)	(4)	(1,181)			(1,185)		(1,185)
Restricted stock grants, net of forfeitures	206,867	2	(2)
Compensation expense associated with stock based compensation			2,436			2,436		2,436

Balance, December 31, 2011	18,101,003	$181	$21,265	$6,435	$9,120	$37,001	$(220)	$36,781

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,388	$(18,636)	$(35,282)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Non cash revenue from warrants	(547)	(485)	(879)
Stock-based compensation	2,436	3,041	3,086
Depreciation and amortization	6,426	7,581	8,797
Impairment of intangible assets and goodwill	—	—	14,038
Allowance for doubtful accounts	(396)	1,618	1,322
Deferred income taxes	(213)	15,168	(85)
Loss (Gain) on disposal of property and equipment	100	(98)	10
(Gain) Loss on marketable securities	(413)	47	(70)
Increase (decrease) in cash from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(1,234)	5,609	9,657
Inventories	1,859	2,208	4,475
Prepaid expenses and other	1,044	(841)	1,622
Prepaid income taxes	227	7,806	(5,609)
Other assets	31	672	(763)
Accounts payable	(861)	(115)	496
Accrued and other liabilities	704	4,696	(1,572)
Deferred revenue, net of deferred costs	(8,676)	(6,008)	(5,737)

Net cash provided by (used for) operating activities	1,875	22,263	(6,494)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(4,709)	(3,251)	(5,278)
Purchase of marketable securities	—	(193)	(186)
Proceeds from sale of marketable securities	—	1,223	4,051
Other	13	2	—
(Increase) decrease in restricted cash	(50)	428	(603)

Net cash used for investing activities	(4,746)	(1,791)	(2,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	44	—	—
Issuance of shares under employee stock purchase plan	—	—	356
Repayment of debt and short-term borrowings	(2,050)	(6,322)	(29,157)
Repurchase of common stock	(1,185)	(527)	(35)
Proceeds from debt and short-term borrowings	4,576	1,360	15,702
Investment of noncontrolling interest into SCI	—	—	292
Payment of debt issuance costs	—	(75)	(272)

Net cash provided by (used for) financing activities	1,385	(5,564)	(13,114)

Effect of exchange rate changes on cash and cash equivalents	(658)	391	226

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,144)	15,299	(21,398)
BEGINNING CASH AND CASH EQUIVALENTS	51,789	36,490	57,888

ENDING CASH AND CASH EQUIVALENTS	$49,645	$51,789	$36,490

Supplemental cash flow information:
Income taxes paid (refunded)	$2,513	$(8,450)	$1,117
Interest paid	$638	$665	$524

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1.    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company — LoJack Corporation and subsidiaries, or LoJack, we, our, or the Company, is a global provider of technology products and services for the tracking and recovery or rescue of valuable mobile assets and people at risk of wandering. Our proprietary technology, wireless network and integration with law enforcement agencies provide a means for the tracking and recovery of stolen vehicles, motorcycles, construction equipment, cargo, laptops and people at risk. Our headquarters are located in Canton, Massachusetts and as of December 31, 2011 we have operations in 28 states and the District of Columbia in the United States and 32 countries and territories.

The LoJack Stolen Vehicle Recovery System — The LoJack System is based on radio frequency, or RF, technology. If a vehicle equipped with a LoJack Unit is stolen, its owner reports the theft to the local police department. If the theft is reported in a jurisdiction where the LoJack System is operational, a unique radio signal is automatically transmitted to the LoJack Unit in the stolen vehicle, activating its tracking signal. The Vehicle Tracking Unit, installed in police patrol cars and aircraft in the coverage areas, is used by law enforcement officers to lead them to the stolen vehicle using RF direction-finding technology to locate the LoJack Unit emitting the tracking signal. In Canada and Italy, the tracking of stolen LoJack equipped vehicles is performed by our personnel or by private parties under contract with us, and once a LoJack equipped stolen vehicle is located by our tracking team, we rely on local law enforcement agencies for the actual recovery.

The Boomerang System — The legacy Boomerang Tracking System, or Boomerang System, sold in Canada prior to the transition to the LoJack system during 2011, is based on RF and cellular technology and uses tracking devices internally developed by LoJack and the wireless network of a major Canadian telecommunications company for locating and tracking stolen assets. If a vehicle equipped with a Boomerang Unit is stolen, the vehicle owner reports the theft to the local police department and the Boomerang Security Center. The Boomerang Security Center then obtains the approximate location of the Boomerang Unit via a secure connection with the cellular carrier and then transmits a unique code causing the Boomerang Unit to transmit a tracking signal. A tracking vehicle, equipped with a Boomerang Vehicle Tracking Unit, is then dispatched to the approximate location of the Boomerang Unit and local police are notified when the vehicle has been located. In the provinces of Ontario and British Columbia, we use third parties to perform tracking.

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

Revenue Recognition and Deferred Revenue — We recognize revenue principally on five types of transactions — sales of products, subscriber fees for service contracts, extended warranty sales, licensing and royalty fees. In accordance with the guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin, SAB No. 104, Revenue Recognition, or SAB No. 104, revenue is recognized when all of the following are met: (a) persuasive evidence of an arrangement exists, (b) title and risk of loss have passed, (c) delivery has occurred or the services have been rendered, (d) the sales price is fixed or determinable and (e) collection is reasonably assured.

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

In September 2009, the FASB, issued Accounting Standards Update, or ASU, No. 2009-13, as codified in Accounting Standards Codification 605, Revenue Recognition, or ASC 605. ASC 605 provides greater ability to separate and allocate consideration in a multiple element revenue arrangement. In addition, ASC 605 requires the use of estimated selling price to allocate consideration in a multiple element revenue arrangement, therefore eliminating the use of the residual method of accounting.

In the U.S. and Canada, sales of a combined LoJack and Early Warning Unit constitute a multiple element arrangement under Accounting Standards Codification, or ASC, 605 subtopic 25, Revenue Recognition: Multiple Element Arrangements. The combined LoJack and Early Warning Unit includes LoJack Unit hardware, Early Warning hardware, installation service, and an Early Warning ongoing automated notification service, which is provided over the period of vehicle ownership.

The delivered elements of a multiple element arrangement (LoJack Unit hardware and Early Warning Hardware and installation service) must meet certain criteria to qualify each component of the combined LoJack and Early Warning Unit for separate accounting. Management performed an analysis and has determined that each of the delivered elements in the arrangement qualify for separate accounting based on the applicable guidance.

The guidance establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple element arrangement. The selling price for each deliverable is based on vendor-specific objective evidence, or VSOE, if available, third-party evidence, or TPE, if VSOE is not available, or management’s best estimated selling price, or BESP, if neither VSOE nor TPE are available. The residual method of allocation is no longer permitted under the relevant guidance and thus we are required to allocate consideration at the inception of the arrangement to all deliverables using the relative selling price allocation method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated fair value. Management determined an estimated fair value for each element in the arrangement as follows: (i) LoJack Unit hardware selling price has been determined using VSOE; (ii) Early Warning hardware selling price has been determined based on BESP; (iii) installation service selling price has been determined using TPE; and (iv) Early Warning ongoing notification service selling price has been determined based on BESP. We plan to analyze the selling prices used in our allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in the business necessitates a more timely analysis or if we experience significant variances in our selling prices.

The LoJack and Early Warning hardware and installation service components of each sale are considered to have met delivery requirements for revenue recognition upon installation of the LoJack and Early Warning Unit; however, revenue from the ongoing notification service is deferred and recognized over an estimated life of new vehicle ownership.

Prior to our adoption of ASC 605 as of January 1, 2011, the Early Warning Unit and ongoing notification service was considered to be one unit of accounting, and revenue relating to the sale was deferred and recognized over an estimated life of new vehicle ownership, which we estimate is five years.

Revenue relating to the sale of service contracts is recognized over the life of the contract. The purchase of an initial service contract is a requirement at the time the consumer purchases a LoJack Unit in Italy. The service contracts, which are sold separately from the LoJack hardware, are offered in terms ranging from 12 to 60 months and are generally payable in full upon activation of the related unit or renewal of a previous service contract. Customers are also offered a month-to-month option.

We offer several types of contractual extended warranties. For those warranties for which an independent third party insurer, and not LoJack, is the primary obligor, we recognize payments for these contracts in revenue at the time of sale. For those warranty products to which we are the primary obligor, revenue is deferred and is recognized over the term of the warranties, determined to be equivalent to the estimated life of new vehicle ownership, which we estimate to be five years. Subsequent to January 1, 2007, we are no longer the primary obligor for our vehicle warranty products with the exception of certain extended recovery warranties. Incremental costs directly related to the provision of such warranties are deferred and charged to expense ratably as the revenue is recognized. In December 2011, we transferred the servicing and liability obligations for a portion of our extended warranty contracts originated in 2010 to a third party, eliminating any additional services or liability exposure as the primary obligor for those contracts. We are currently in the process of transferring the servicing and liability obligations for substantially all 2011 originated extended warranty contracts to the third party and, beginning in 2012, all servicing and liability obligations associated with new contracts sold will be transferred to the third party upon purchase by the consumer. As such, for the majority of extended warranty contracts originated after 2011, we will recognize revenue upon delivery as opposed to deferring the revenue and recognizing it over the life of the contract.

We recognize license fees from our international licensees in revenue over the term of the license (typically ten years) and we recognize royalty revenue when earned or when payment is reasonably assured, whichever is later. (Also see Note 5 for a discussion of the license income related to Absolute Software, Inc., or Absolute.)

Revenue relating to SCI and LoJack SafetyNet Inc., or LoJack SafetyNet, consists of the sale of tracking devices and subscription fees. Sales of units are recognized upon shipment and subscription fees are recognized over the life of the contractual agreement which can range from 12 to 24 months.

Any revenue that has been deferred and is expected to be recognized beyond one year is classified as long-term deferred revenue.

Stock-Based Compensation — Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.

Advertising Expenses — Advertising costs, which include the placement of advertisements, third party media consulting firm fees, trade shows and promotional literature, are expensed as incurred and are classified under sales and marketing expense. Advertising expenses for the years ended December 31, 2011, 2010 and 2009 were $2,709,000, $2,130,000 and $4,481,000, respectively.

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

We warrant to consumers that the LoJack SafetyNet Personal Locator Unit, or PLU, transmitter will be free from defects in material, workmanship or design for a period of one year from the date of purchase. If the product proves to be defective in material, workmanship or design within that period, we will replace the transmitter. Under the SafetyNet warranty, our maximum liability may not exceed $500.

A rollforward of the activity of the warranty reserve is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$1,819	$994	$769
Additions charged to cost and expense	762	2,432	1,107
Warranty claims	(1,369)	(1,607)	(882)

Balance at end of year	$1,212	$1,819	$994

Our business in Canada experienced increased recall rates related to the Boomerang products since the conversion from an analog to digital infrastructure and, as a result, we incurred additional warranty expense during the year ended December 31, 2010. In 2011, we transitioned our business in Canada from Boomerang Units to LoJack Units, resulting in decreased warranty expense during the year ended December 31, 2011.

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

Cash and Cash Equivalents — We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. We periodically maintain bank balances which exceed the federally insured limit. We routinely assess the financial strength of our depository banks and believe we had no significant exposure to credit risks as of December 31, 2011.

Marketable Securities — All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. We determine the classification at the time of purchase.

Our investment in our French licensee, in the form of a publicly traded common stock, is accounted for as an available-for-sale security and is valued at the quoted closing price on its market exchange as of the reporting date. Included in other income (expense) for the year ended December 31, 2009 is an other-than-temporary impairment charge of $308,000. This impairment charge was recorded because the fair value of our investment in the licensee fell below our recorded cost for an extended period of time. No realized gains or losses were recorded for the years ended December 31, 2011 or 2010. Our investment in our French licensee is reported as a long-term asset on our consolidated balance sheet. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. We follow the specific identification method in determining the cost basis in computing realized gains and losses on the sale of available-for-sale securities. Realized gains and losses on available-for-sale securities are included in other income (expense).

The investments of the deferred compensation plan are included in other assets at fair value. See Note 11 for further discussion.

At both December 31, 2011 and 2010 we held 366,500 shares of Absolute common stock. We acquired these shares upon the exercise of the Absolute warrants in July 2010 and September 2009. The fair market value of these shares at December 31, 2011 and 2010 was $1,778,000 and $1,365,000, respectively, and is accounted for as a trading security classified within marketable securities in the consolidated balance sheet.

Accounts Receivable — We maintain an allowance for doubtful accounts based on an assessment of collectability of all outstanding receivables. We make this assessment by evaluating the creditworthiness of our customers, historical trends and economic circumstances. A rollforward of the activity of the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$3,534	$2,384	$1,950
(Reductions) additions to the provision	(396)	1,618	1,322
Accounts written off, net of recoveries	(248)	(468)	(888)

Balance at end of year	$2,890	$3,534	$2,384

Customer Concentration — Accounts receivable in the United States are due principally from automobile dealers that are geographically dispersed. Accounts receivable in Canada consist of payments due from our dealer channel and corporate accounts. International accounts receivable are principally due from international licensees. As of December 31, 2011, one international licensee accounted for 28% of accounts receivable. As of December 31, 2010, two international licensees accounted for 20% and 14% of accounts receivable. For the year ended December 31, 2011, no international licensee accounted for more than 10% of revenue. For the year ended December 31, 2010, one international licensee accounted for 10% of revenue. For the year ended December 31, 2009 one international licensee accounted for 11% of revenue. When possible, payment for our products from international licensees is supported by the purchase of private trade-credit insurance paid for by the licensee.

Inventories — Inventories are stated at the lower of cost or market value using the first-in, first-out method, net of inventory reserves.

Property and Equipment — Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as detailed below:

Useful Life (years)
System components and vehicle tracking units	7
Office equipment, computer equipment and software	3-5
Software developed for internal use	3-5
Furniture and fixtures	5
Leasehold improvements	lease term
Vehicles	3

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

Internal Software Development Costs — We capitalize internal software development costs associated with software developed for internal use. In accordance with ASC 350-40, Internal-Use Software, expenses related to the design of software, coding and installation of hardware, and certain costs incurred to allow access to or conversion of old data by new systems are capitalized. Costs related to training and data conversion activities are expensed as incurred. Capitalized internal software development costs are amortized over the period of economic benefit, generally between three and five years. For the years ended December 31, 2011 and 2010, capitalized software included in property and equipment totaled $992,000 and $3,853,000, net of accumulated amortization of $12,804,000 and $10,089,000, respectively. For the years ended December 31, 2011, 2010 and 2009, we capitalized internal software development costs of $296,000, $518,000 and $2,277,000, respectively. For the years ended December 31, 2011, 2010, and 2009, $2,111,000, $778,000 and $2,206,000, respectively, of amortization expense was recorded for these capitalized internal software costs. Additions to internal software development costs are included in investments in property and equipment in the consolidated statements of cash flows.

Cost-Basis Investments — We have made investments in some of our international licensees. These investments to date have resulted in ownership of less than 20% of any one licensee. Unless the shares are marketable securities, these investments are accounted for using the cost method of accounting. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings, additional investments made and other ownership changes. We have not recorded any gains or losses on these investments in the years ended December 31, 2011, 2010 and 2009. (Also see Note 5.)

Equity Investments— We have a 64% interest in SCI, a Texas based company which provides comprehensive solutions for cargo theft monitoring prevention, investigation, tracking and recovery. Prior to August 2008, we had accounted for our interest in SCI utilizing the equity method of accounting. During the third quarter of 2008 we increased our equity investment in SCI from 40% to 60% and as a result began consolidating the results of their operations in our consolidated financial statements as well as accounting for the corresponding impact of SCI’s noncontrolling interest in a separate component of our consolidated balance sheet and statement of operations. In October 2009, we along with the noncontrolling interest in SCI, invested an additional $800,000 into SCI in exchange for 1,188,707 shares of SCI common stock. Our portion of this investment was $508,000. In August 2010, we, along with the noncontrolling interest in SCI, invested an additional $400,000 in the form of convertible debt. Our portion of this investment was $254,000. On October 14, 2011, we, along with the noncontrolling interest in SCI, invested an additional $352,000 in the form of convertible debt. The new instrument which totaled $752,000, replaced the outstanding principal and interest under the original note. Our portion of the new note, which was $478,000, is eliminated in consolidation. The amount of the note due to noncontrolling holders of SCI, $274,000, is classified as short-term debt on our consolidated balance sheet. (Also see Note 4.)

Goodwill and Other Intangible Assets — Goodwill is not amortized but instead is assessed for impairment at least annually and as triggering events occur. We have adopted an annual measurement date of November 30 for SCI and LoJack SafetyNet. On each annual measurement date the carrying value of the reporting unit is compared to its estimated fair value, and an impairment charge is measured based upon the excess of the carrying value of goodwill over the implied fair value if impairment is indicated. This analysis is performed at a reporting unit level. There was no goodwill impairment recognized for the years ended December 31, 2011 or 2010. For the year ended December 31, 2009, we recognized an impairment charge relating to goodwill of $13,627,000 related to our Boomerang reporting unit. (Also see Note 4.)

Other intangible assets consist of amortizing intangibles, including customer relationships, patents, trademarks, trade names and the rights to RFs. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable, an assessment is completed to determine whether the fair value of the asset exceeds the carrying value. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value. If such cash flows are less than the carrying amounts, the intangible assets are written down to their respective fair values.

In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. There was no impairment charge recognized relating to other intangible assets for the year ended December 31, 2011 or 2010. For the year ended December 31, 2009 we recognized an impairment charge relating to other intangible assets of $411,000 at our Boomerang reporting unit. (Also see Note 4.)

Impairment of Other Long-lived Assets — Other long-lived assets including property and equipment and internal software development costs are also periodically assessed for impairments. No such impairments were recorded in the periods presented.

Income Taxes — We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and tax basis of existing assets and liabilities, using enacted tax rates anticipated to be in effect in the year(s) in which the differences are expected to reverse. Valuation allowances are provided against deferred tax assets that are not deemed to be more likely than not realizable.

Our annual effective tax rate is based on our income (loss), statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. In accordance with ASC subtopic 740, Income Taxes, or ASC 740, tax benefits are based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. (Also see Note 9.)

Product Development — Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. A portion of our product development effort has been outsourced to unrelated third parties.

Income (Loss) Per Share — Basic income (loss) per common share is computed using the weighted average number of common shares and common share equivalents outstanding during each year. Diluted income (loss) per common share is computed using the weighted average number of common shares outstanding during the year, including the effect of our outstanding stock options and restricted stock (using the treasury stock method), except where such stock options or restricted stock would be antidilutive. A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

	Year Ended December 31,
	2011	2010	2009
Weighted average shares for basic	17,607,347	17,348,433	17,170,492
Dilutive effect of stock options and restricted stock	360,047	—	—

Weighted average shares for diluted	17,967,394	17,348,433	17,170,492

For the year ended December 31, 2011, 2,087,617 options and 78,018 shares of restricted stock were excluded from the computation of diluted net income per share as their effect would be antidilutive. Because of the net losses reported for the years ended December 31, 2010 and 2009, all shares of stock issuable pursuant to stock options and unvested stock have not been considered for dilution as their effect would be antidilutive. For the year ended December 31, 2010, 2,261,565 options and 784,063 shares of restricted stock were excluded from the computation of diluted net loss per share. For the year ended December 31, 2009, 2,265,080 options and 799,524 shares of restricted stock were excluded from the computation of diluted net loss per share.

Comprehensive Income — Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation. Accumulated other comprehensive income and its components were as follows (in thousands):

	December 31,
	2011	2010
Currency translation adjustments	$6,267	$6,584
Unrealized gain on available for sale investments, net of tax	168	129

Accumulated other comprehensive income	$6,435	$6,713

Foreign Currency — The functional currency for each of our subsidiaries is the currency of the primary economic environment in which the subsidiary operates, generally defined as the currency in which the entity generates and expends cash. For all entities, with the exception of LoJack Equipment Ireland, Ltd., or LoJack Ireland, the functional currency is the local currency. LoJack Ireland’s functional currency is the U.S. dollar. All assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rates for the year. Translation gains or losses are recorded in equity as an element of accumulated other comprehensive income. We also incur transactional gains and losses resulting from transactions denominated in foreign currencies and the translation of intercompany balances which are not permanently invested. Such items are recorded as other income (expense) in the consolidated statement of operations. For the years ended December 31, 2011, 2010 and 2009 we recorded foreign currency gains (losses) of $337,000, ($363,000) and $280,000, respectively.

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

During the first quarter of 2009, we entered into two forward contracts to purchase Euros as part of our strategy to hedge certain foreign currency commitments at our Irish subsidiary, which were denominated in Euros. These contracts expired on June 8, 2009 and we recognized a currency transaction gain of $49,000 which is included in other income on our consolidated statement of operations for the year ended December 31, 2009. As of December 31, 2011 and 2010 we had no derivative contracts outstanding.

Recently Adopted Accounting Guidance

In September 2009, the FASB, issued Accounting Standards Update, or ASU, No. 2009-13, as codified in Accounting Standards Codification 605, Revenue Recognition, or ASC 605. ASC 605 provides greater ability to separate and allocate consideration in a multiple element revenue arrangement. In addition, ASC 605 requires the use of estimated selling price to allocate consideration in a multiple element revenue arrangement, therefore eliminating the use of the residual method of accounting. See our policy on “Revenue Recognition and Deferred Revenue” above for discussion of the revised revenue recognition policies for multiple element arrangements. Our adoption of ASC 605 as of January 1, 2011 did not have a material impact on our consolidated results of operations, financial position, or cash flows.

Accounting Guidance Issued But Not Yet Adopted

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, or IFRS. ASU 2011-04 explains how to measure fair value and intends to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. ASU 2011-04 will become effective prospectively for interim and annual reporting periods beginning on or after December 15, 2011. Early adoption was not permitted for public entities, therefore the standard became effective for the Company in January 2012. The adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 will become effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. As we did not early adopt, the standard became effective for the Company in January 2012. The adoption of ASU 2011-05 is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-8, Intangibles — Goodwill and Other. ASU 2011-8 is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification 350. ASU 2011-8 will become effective for fiscal years beginning after December 15, 2011, with early adoption permitted in limited circumstances. As we did not early adopt, the standard became effective for the Company in January 2012. The adoption of ASU 2011-8 is not expected to have a significant impact on the Company’s consolidated financial statements.

2.    INVENTORIES

Inventories are classified as follows (in thousands):

	December 31,
	2011	2010
Raw materials	$146	$333
Work in progress	173	314
Finished goods	6,309	7,859

Total inventories	$6,628	$8,506

3.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2011	2010
System components, including vehicle tracking units	$23,006	$22,515
Equipment, software, furniture and fixtures and leasehold improvements	37,423	36,529
Vehicles	285	313

Total	60,714	59,357
Less: accumulated depreciation and amortization	(49,004)	(46,206)

Total	11,710	13,151
System components and fixed assets not yet in service	1,716	1,963

Property and equipment — net	$13,426	$15,114

Depreciation expense relating to property and equipment totaled $6,240,000, $7,194,000 and $8,343,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

We have adopted an annual measurement date of November 30 for SCI and LoJack SafetyNet. These tests for impairment are performed on an interim basis if there are triggering events identified. Triggering events are events or changes in circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include: (a) a significant adverse change in legal factors or in the business climate; (b) an adverse action or assessment by a regulator; (c) unanticipated competition; (d) a loss of key personnel; (e) a more likely than not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; (f) the testing for recoverability of a significant asset group within a reporting unit; or (g) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

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

Boomerang

The impairment expense taken in June 2009 eliminated the goodwill balance for the Boomerang reporting unit; therefore no impairment analysis was performed during 2011 or 2010.

In 2009, based upon a review of external economic factors and internal business performance we identified a triggering event in the Boomerang reporting unit. As such, Boomerang’s goodwill was tested for impairment. Utilizing a DCF model we determined the fair value of the Boomerang reporting unit to be less than its carrying value. We then allocated the fair value to the reporting unit’s assets and liabilities and determined that there was no implied fair value of reporting unit’s goodwill. As a result of this impairment analysis, we recognized a goodwill impairment charge of $13,627,000 at June 30, 2009, thus eliminating the goodwill balance attributable to the Boomerang reporting unit. The impairment is included in Impairment of goodwill and intangible assets on the consolidated statement of operations for the year ended December 31, 2009.

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

LoJack SafetyNet

We perform the annual assessment of the goodwill for LoJack SafetyNet at its annual testing date of November 30. At November 30, 2011, we estimated that the fair value of the LoJack SafetyNet reporting unit to be in excess of its carrying value of $922,000 by a significant margin. As a result of the foregoing, we determined that the second step of the goodwill impairment process was not required.

SCI

We performed the annual assessment of the goodwill for SCI at its annual testing date of November 30. At November 30, 2011, we estimated that the fair value of the SCI reporting unit to be in excess of its carrying value of $1,194,000 by a significant margin. As a result of the foregoing, we determined that the second step of the goodwill impairment process was not required.

The following table summarizes the changes in goodwill (in thousands):

	North America Segment	All Other	Consolidated
Balance at January 1, 2009 (1)	$12,882	$1,717	$14,599
Impairment loss on Boomerang	(13,627)	—	(13,627)
Foreign exchange impact	745	—	745

Balance at December 31, 2009	$—	$1,717	$1,717
Foreign exchange impact	—	—	—

Balance at December 31, 2010	$—	$1,717	$1,717
Foreign exchange impact	—	—	—

Balance at December 31, 2011	$—	$1,717	$1,717

(1)	The North America segment goodwill balance at January 1, 2009 relates entirely to goodwill recorded in connection with our acquisition of Boomerang on October 29, 2004. The gross value of goodwill recorded upon the acquisition was $44,002,000. The change in goodwill from the acquisition date to January 1, 2009 is attributable to a $36,830,000 impairment charge recorded during 2008 as well as currency translation adjustments.

The following table summarizes the changes in intangible assets (in thousands):

	North America Segment	International Segment	All Other	Consolidated
Balance at January 1, 2009	$913	$—	$561	$1,474
Amortization	(223)	—	(231)	(454)
Impairment loss on Boomerang	(411)	—	—	(411)
Foreign exchange impact	65	—	—	65

Balance at December 31, 2009	$344	$—	$330	$674
Amortization	(156)	—	(231)	(387)
Transfer of Uruguay intangible	(120)	120	—	—
Foreign exchange impact	7	—	—	7

Balance at December 31, 2010	$75	$120	$99	$294
Amortization	(77)	(10)	(99)	(186)
Foreign exchange impact	2	—	—	2

Balance at December 31, 2011	$0	$110	$0	$110

Intangible assets consist of the following (in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Contractual relationships	$914	$914	2.8 years	$918	$763	2.8 years
Trade name and trademark	74	74	2.0 years	75	56	2.0 years
Patents and other intangibles	150	40	15.0 years	150	30	15.0 years

Total intangible assets	$1,138	$1,028	4.3 years	$1,143	$849	4.3 years

Estimated amortization expense for the next five years and thereafter for our intangible assets as of December 31, 2011 is as follows (in thousands):

2012	$10
2013	10
2014	10
2015	10
2016	10
Thereafter	60

5.    OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2011	2010
Deferred costs related to deferred revenue arrangements	$4,470	$7,514
Investment in international licensees	2,391	2,351
Deferred compensation plan assets	881	1,251
Security deposits and other	447	236

Total other assets	$8,189	$11,352

Deferred Costs Related to Deferred Revenue Arrangements

As discussed in our revenue recognition policy in Note 1, revenue relating to the sales of LoJack Early Warning ongoing automated notification service and certain warranty products are deferred and recognized over five years. The direct and incremental costs of these revenues, comprised of the cost of the Early Warning device prior to the adoption of ASU 2009-13 and paid up insurance premiums for which the Company is the primary obligor, are also deferred and recognized over this period. The deferred cost is presented as a long-term asset.

Investment in International Licensees

As of December 31, 2011, investments in international licensees of $2,391,000 included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, a 5.5% interest in our French licensee, totaling $354,000 and a 17.5% equity interest in our Benelux licensee, totaling $496,000.

The investment in our Mexican licensee, over which we do not exercise significant influence, is accounted for using the cost method of accounting and is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. Management periodically reviews the carrying value of this investment, based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no impairments to the fair value of this investment for all years presented. During 2011, 2010 and 2009, our Mexican licensee declared and paid dividends of $86,000, $110,000 and $229,000, respectively, which we recorded in other income.

The investment in our Benelux licensee, over which we do not exercise significant influence, is accounted for using the cost method of accounting and is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. In 2009, we obtained this investment in exchange for the licensing rights related to the Benelux region. We valued the investment based on the fair value of the licensing rights. The revenue related to the license is reflected in deferred revenue on the balance sheet at December 31, 2011 and 2010 and will begin to be recognized as license revenue once the licensee has completed the build-out of the RF network. Management periodically reviews the carrying value of this investment, based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate.

We may be required to record an impairment charge in a future period if (1) the Benelux licensee would require additional capital and is unable to raise sufficient capital to continue operations, (2) the licensee raises sufficient capital, but at a lower stock price than currently valued and/or (3) the operations and future cash flows of the licensee vary significantly from current projections, adversely affecting the viability of the business, or other negative events were to occur.

Our investment in our French licensee, in the form of a marketable equity security, is accounted for as an available-for-sale security and is valued at the quoted closing price of its market exchange as of the reporting date. If the quoted price of the investment in our French licensee were to drop below our recorded cost for an extended period of time we would evaluate the investment for impairment. No realized gains or losses were recorded for the year ended December 31, 2011 or 2010. For the year ended December 31, 2009, we recorded other-than-temporary impairment charges of $308,000 for our investment in our French licensee.

We also hold less than a 10% equity interest in our licensees in Argentina and Hong Kong, for which we have no carrying value. In 2011 we received a dividend from our Argentina licensee relating to the years ended December 31, 2011 and 2010. The dividends paid for 2011 and 2010 were $161,000 and $98,000, respectively, and were recorded in other income upon receipt during the year ended December 31, 2011.

Below are the revenue associated with, and the receivables outstanding from, our international licensees in which we maintain some ownership (in thousands):

Revenue for the year ended:
December 31, 2011	$16,080
December 31, 2010	$18,496
December 31, 2009	$19,775
Accounts receivable outstanding at:
December 31, 2011	$11,100
December 31, 2010	$8,130

Absolute Warrants

In June 2005, we entered into a ten year trademark license agreement with Absolute, a Vancouver, British Columbia, Canada based computer theft recovery company to brand its consumer offering LoJack for Laptops®. In addition to an annual per unit royalty, we were granted 1,000,000 (on a post split basis) warrants to purchase Absolute’s common stock with vesting on a pro rata basis over a five year period commencing on July 1, 2006. We concluded that a measurement date is not achieved until the warrants become vested and exercisable. Prior to reaching a measurement date, the fair value of unvested warrants is calculated utilizing a Black-Scholes option pricing model and the earned and unearned revenue is adjusted to fair value. Once a measurement date has been reached, the fair value of vested warrants is measured and the revenue related to the vested warrants becomes fixed with revenue recognized over the remaining term of the licensing agreement. Subsequent to reaching a measurement date, the vested warrants are accounted for as a derivative, which requires the warrants to be recorded at fair value at each reporting date with any changes in fair value being recorded in the consolidated statement of operations. We classify the gains (losses) on investments in other income (expense). During the years ended December 31, 2011, 2010 and 2009, we recognized $547,000, $507,000 and $879,000 in revenue and $413,000, ($47,000) and $377,000 in other income (expense), respectively, related to the Absolute warrants.

At December 31, 2011, there were no unvested Absolute warrants outstanding, as the five year vesting period was completed in May 2010. Short and long-term deferred revenue, reflecting the value of the vested warrants at the vesting dates, totaling $547,000 and $1,368,000, respectively, will be recognized ratably over the remaining life of the license agreement. At December 31, 2011, we held 366,500 shares of Absolute common stock acquired through the exercise of the Absolute warrants in June 2010 and September 2009, for warrants that vested in 2010 and 2009, respectively. The fair market value of these shares at December 31, 2011 is $1,778,000 and is accounted for as marketable securities that we have designated as trading securities in the consolidated balance sheet as of December 31, 2011.

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

We do not have any Level 3 or Level 2 financial assets or liabilities as of December 31, 2011 or 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets that are accounted for at fair value on a recurring basis at December 31, 2011 and 2010, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonqualified deferred compensation plan investments	$881	$881	$—	$—
Marketable securities	1,778	1,778	—	—
Equity investment in French licensee	354	354	—	—

Total	$3,013	$3,013	$—	$—

		Fair Value Measurements at Reporting Date Using:
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonqualified deferred compensation plan investments	$1,251	$1,251	$—	$—
Marketable securities	1,365	1,365	—	—
Equity investment in French licensee	314	314	—	—

Total	$2,930	$2,930	$—	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only under certain circumstances. These include cost and equity method investments that are written down to fair value when their declines are determined to be other-than-temporary, and long-lived assets or goodwill that are written down to fair value when they are held for sale or determined to be impaired.

We use Level 3 inputs to measure the fair value of goodwill and intangible assets on their annual measurement dates or if a triggering event occurs on an interim basis. We recorded an impairment to the goodwill and intangible assets of our Boomerang reporting unit during the year ended December 31, 2009 which is discussed in Note 4. No impairment was recognized for the year ended December 31, 2011 or 2010.

As of December 31, 2011, investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000 and a 17.5% equity interest in our Benelux licensee, totaling $496,000. In addition, we hold less than a 10% equity interest in our licensees in Argentina and Hong Kong, for which we have no carrying value in our financial statements.

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

At December 31, 2011, the carrying value of $11,013,000 of our long-term debt approximated the fair value, because our two year multicurrency revolving credit agreement, which was established on December 29, 2009 and amended on June 30, 2010 and December 29, 2010, carries a variable rate of interest which is adjusted periodically and reflects current market conditions. (Also see Note 7 below.)

7.    DEBT

Our debt consists of the following:

	December 31,
	2011	2010
Short-term debt
SCI convertible promissory note	$274	$146
Long-term debt
Canadian dollar denominated term loan	11,013	8,798

Total	$11,287	$8,944

On August 10, 2010, SCI issued a one year, 11% interest Convertible Promissory Note totaling $400,000 to its shareholders. As a 64% holder of SCI, a $254,000 note was issued to LoJack and is eliminated in consolidation. The remaining $146,000 due to the non-controlling holders of SCI was classified as short-term debt on our consolidated balance sheet. On October 14, 2011, a new 11% Convertible Promissory Note totaling $752,000 and maturing on October 1, 2012, was issued, replacing the outstanding principal and interest under the original note. Our portion of the new note, which was $478,000, is eliminated in consolidation. The amount of the note due to the non-controlling shareholders of SCI, $274,000, is classified as short-term debt on our consolidated balance sheet as of December 31, 2011.

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

As of December 31, 2011, we had a total outstanding borrowings of CAD $11,200,000 under the Credit Agreement (equivalent to USD $11,013,000, converted using the CAD to USD exchange rate at December 31, 2011). The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of December 31, 2011 was 3.93%. As of December 31, 2011, we also had three outstanding irrevocable letters of credit in the aggregate amount of $966,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.

The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends is permitted under the Credit Agreement but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the loans under the facility. At December 31, 2011, we had borrowing availability of $18,021,000, which was not limited by the results of our borrowing base calculation for the year then ended. At December 31, 2011, we were in compliance with all of the financial covenants in the Credit Agreement.

The Credit Agreement terminates on January 10, 2014, at which time all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our United States domestic subsidiaries and certain Canadian subsidiaries and is secured by all domestic assets, including our intellectual property and a pledge of 100% of the stock of Boomerang and 65% of the capital stock of LoJack Ireland.

8.    EQUITY AND STOCK COMPENSATION

Preferred Stock — As of December 31, 2011, we had 10,000,000 authorized shares of $.01 par value preferred stock.

Common Stock — As of December 31, 2011, we had 35,000,000 authorized shares of $.01 par value common stock and had reserved 3,854,068 shares for the future issuance and exercise of stock options.

Incentive Plan — In May 2008, our shareholders approved the 2008 Stock Incentive Plan, or the Incentive Plan, which provides for the issuance of stock options and the granting of restricted stock to our executive officers, officers and other key employees. A total of 2,090,000 shares of common stock were authorized for issuance under the Incentive Plan, consisting of 2,000,000 new shares and 90,000 shares allocated from our 2003 Stock Incentive Plan, which we terminated in May 2008. On May 20, 2009, our shareholders approved an additional 2,000,000 shares of common stock for issuance under the Incentive Plan. We grant stock options at exercise prices equal to the fair market value of our common stock on the date of grant. Options issued under the Incentive Plan generally become exercisable over periods of two to five years and expire seven years from the date of the grant. At December 31, 2011, there were 1,336,338 shares available for future grant under the Incentive Plan.

The following table presents activity of all stock options for the year ended December 31, 2011:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(In thousands)
Outstanding at January 1, 2011	2,261,565	$7.28
Granted	688,279	4.74
Exercised	(8,000)	4.79
Cancelled or forfeited	(424,114)	5.20

Outstanding at December 31, 2011	2,517,730	$6.94	4.13	$0

Vested and expected to vest at December 31, 2011	2,482,125	$6.98	4.10	$0
Exercisable at December 31, 2011	1,407,277	$8.69	2.96	$0

The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $3.07 per share as of December 31, 2011.

The total intrinsic values of options exercised for the years ended December 31, 2011, 2010 and 2009 were $11,000, $1,000 and $0, respectively. Proceeds from the exercise of stock options were $38,000, $6,000 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively. In 2010, the cash related to stock option exercise for that year had not been received as of December 31, 2010 as the settlement date of the cashless exercise transaction was subsequent to December 31, 2010. Income tax deficiencies realized from the exercise of stock options and the vesting of restricted stock for the years ended December 31, 2011, 2010 and 2009 were $0, $618,000 and $159,000, respectively. The income tax benefit in excess of, or less than, previously recognized stock compensation expense is recognized in additional paid-in-capital to the extent of previously recognized excess tax benefits as calculated.

As of December 31, 2011, there was $2,015,000 of unrecognized compensation cost related to our stock option plans. The cost is expected to be recognized over a weighted average period of two years.

Unvested Stock — Unvested stock represents shares of common stock that are subject to the risk of forfeiture until the fulfillment of specified conditions. Our restricted stock awards generally cliff vest either on the first, second or third anniversary date of the grant.

For grants that vest based on certain specified performance criteria, the grant date fair value of the shares is recognized as compensation expense over the requisite period of performance once achievement of criteria is deemed probable. For grants that vest through only the passage of time, the grant date fair value of the award is recognized as compensation expense on a straight line basis over the vesting period. The fair value of unvested stock awards is determined based on the number of shares granted and the market value of our shares on the grant date. For the years ended December 31, 2011, 2010 and 2009, $1,353,000, $1,775,000 and $1,445,000 of compensation expense, respectively, has been recorded in operating expenses for unvested stock awards. As of December 31, 2011, there was $1,677,000, of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under our stock plans that is expected to be recognized as compensation expense in the amounts of $1,171,000, $381,000, and $125,000 for the years ended December 31, 2012, 2013, and 2014, respectively.

The following table presents activity of all unvested stock for the year ended December 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	784,063	$4.77
Granted	518,015	4.88
Vested	(249,012)	5.22
Forfeited/cancelled	(311,148)	5.01

Unvested at December 31, 2011	741,918	$4.59

The following table presents the total amount of stock-based compensation expense included in our consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of goods sold	$248	$346	$137
Product development	35	5	122
Sales and marketing	411	435	471
General and administrative	1,742	2,255	2,356

Stock-based compensation expense	2,436	3,041	3,086
Income tax benefits(1)	(862)	(1,107)	(1,009)

Total stock-based compensation expense, net	$1,574	$1,934	$2,077

(1)	Income tax benefits for 2011 and for the last nine months of 2010 were not recognized as we maintain a full valuation allowance against our U.S. net deferred tax assets, which was established in the second quarter of 2010.

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

The weighted-average assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2011, 2010 and 2009, were as follows:

	Year Ended December 31,
	2011	2010	2009
Range of risk-free interest rates	1.42%-2.96%	1.97%-3.25%	1.84%-2.31%
Expected life (in years)	7	7	5
Expected volatility	54.65%	56.73%	52%
Dividend yield	0%	0%	0%
Weighted average grant date fair value	$4.74	$4.21	$4.16

Employee Stock Purchase Plan — In May 2002, our stockholders authorized 250,000 shares of common stock to be available for our Employee Stock Purchase Plan, or ESPP. In May 2004, our stockholders voted to increase the shares available under the ESPP to 1,000,000 shares. The ESPP was available to all employees in the United States who had at least six months of service and allowed eligible employees to purchase our stock at the lower of 85% of the fair market value of the shares on the offering date or the purchase date, which was six months after commencement of the offering date. After the purchases made on May 31, 2009, there were no longer any shares available for purchase under the ESPP and the plan was terminated. For the year ended December 31, 2009, 123,617 shares were issued under the ESPP.

For the year ended December 31, 2009 we recorded stock compensation expense of $182,000 with respect to the ESPP. The weighted-average ESPP assumptions used in the Black-Scholes option pricing model for the year ended December 31, 2009 was as follows:

December 31, 2009
Risk-free interest rates	0.44%
Expected life (in months)	6
Expected volatility	80.54%
Dividend yield	0%
Weighted average grant date fair value	$1.48

Stock Repurchase Plans — On February 28, 2006, our Board of Directors authorized our stock repurchase plan, or the Repurchase Plan. The Repurchase Plan authorized us to purchase up to 2,000,000 shares of our outstanding common stock on or before February 25, 2008. From the date of the adoption of the Repurchase Plan through December 18, 2006 we repurchased 1,244,566 shares. On December 19, 2006, the Board of Directors increased the remaining authorization to 2,000,000 shares. On February 15, 2008, our Board of Directors approved an increase of 1,000,000 shares to be repurchased under the Repurchase Plan, pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and additionally renewed the remaining management discretionary authority to repurchase 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares as of February 15, 2008. In November 2011 we resumed our repurchase activity under the Repurchase Plan. From November 23, 2011 through December 31, 2011 we repurchased 368,833 shares under the Repurchase Plan at an average price of $2.82 per share. As of December 31, 2011 there were 1,312,945 shares available for repurchase under the Repurchase Plan.

All other share repurchases in 2011, 2010 and 2009 were shares acquired from our employees or directors in accordance with our Incentive Plan as a result of share withholdings to pay income tax related to the lapse of restrictions on restricted stock and thus did not impact the shares available for repurchase under the Repurchase Plan.

9.    INCOME TAXES

The components of income (loss) before provision (benefit) for income taxes and net loss of noncontrolling interest are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$(2,765)	$(5,525)	$(19,703)
Foreign	6,719	4,317	(23,350)

	$3,954	$(1,208)	$(43,053)

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$932	$(582)	$(7,706)
State	(19)	781	—
Foreign	1,867	2,061	20

Total	2,780	2,260	(7,686)

Deferred:
Federal	—	11,802	1,054
State	—	3,117	(644)
Foreign	(214)	249	(495)

Total	(214)	15,168	(85)

Provision (benefit) for income taxes	$2,566	$17,428	$(7,771)

A reconciliation of statutory federal income tax benefit at a 35% tax rate to recorded income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Statutory federal income tax benefit	$1,384	$(423)	$(14,851)
State taxes, net of federal benefit	(44)	13	(418)
Valuation Allowances	3,162	19,981	2,495
Boomerang impairment of goodwill and intangible assets	—	—	4,193
Prior year adjustments	(694)	460	—
Foreign rate differential	(2,480)	(2,659)	1,514
Uncertain tax positions accrual	954	41	786
Other, net	284	15	(1,490)

Recorded income tax expense (benefit)	$2,566	$17,428	$(7,771)

The tax effects of the items comprising our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Accruals not currently deductible	$4,917	$4,635
Revenue recognized for tax purposes	6,549	8,619
Investments in available-for-sale and trading securities	1,150	2,253
Net operating losses and other carryforwards	21,656	14,901
Other	274	415

Total gross deferred tax assets	34,546	30,823
Valuation allowances	(32,287)	(29,125)

Net deferred tax assets	2,259	1,698

Deferred tax liabilities:
Depreciable assets	(1,638)	(453)
Software development costs	(178)	(937)
Other	(128)	(207)

Total deferred tax liabilities	(1,944)	(1,597)

Total	$315	$101

As of December 31, 2011, in the United States we had state net operating loss carryforwards which could result in a net benefit of approximately $893,000, which will expire at various dates through 2029. We also had domestic research and development tax credit carryforwards of $827,000, which will expire beginning in 2029, and United States foreign tax credit carryforwards of $503,000, which will expire beginning in 2019.

At December 31, 2011, we had foreign net operating loss carryforwards of approximately $33,279,000 primarily related to our operations in Italy and Canada. Our net operating loss carryforwards in Italy have indefinite lives. The net operating loss carryforwards of our remaining subsidiaries begin to expire in 2014. We also had federal net operating loss carryforwards of $16,593,000 for the LoJack Corporation tax group and $9,190,000 related to our investment in SCI. The realization of these deferred tax assets is not considered to be more likely than not and a full valuation allowance has been provided on our worldwide net operating loss carryforwards. The valuation allowance increased by approximately $3,162,000, $20,988,000 and $2,393,000 during the years ended December 31, 2011, 2010 and 2009, respectively. The 2011 increase in valuation allowance is primarily due to increases in fully reserved U.S. deferred assets. The 2010 increase in valuation allowance primarily resulted from the establishment of a complete valuation allowance against our net U.S. deferred tax assets as a result of declines in our U.S. profitability and the uncertainty as to the extent and timing of U.S. profitability in future periods. The 2009 increase in valuation allowance is primarily due to changes in fully reserved foreign deferred tax assets. If sufficient evidence of our ability to generate future taxable income in the jurisdictions in which we currently maintain a valuation allowance causes us to determine that our deferred tax assets are more likely than not realizable, we would release our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statement of operations.

We recorded a $2,566,000 provision for income taxes for 2011. This amount is primarily comprised of the provision for income taxes for our Irish and Brazilian subsidiaries. Also included in our provision for income taxes is an accrual (including accrued interest) of approximately $781,000 related to a change in estimate of unrecognized tax benefits resulting from the ongoing IRS examination of our 2009 tax return. We recorded a $17,428,000 provision for income taxes for 2010, which includes the establishment of a valuation allowance for our US net deferred tax assets of $15,100,000 and the establishment of a valuation allowance for deferred tax assets in a Canadian subsidiary of $282,000. The effective income tax rate for 2011 was higher than our federal statutory rate primarily because no tax benefit was recorded for our current year domestic or foreign net operating losses due to the full valuation allowance that is maintained against these deferred tax assets.

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

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2011, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $38,619,000 of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Uncertain Tax Positions

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

As of December 31, 2011, we had $19,355,000 of gross unrecognized tax benefits (excluding accrued interest), of which approximately $15,302,000, if recognized, would not affect the Company’s tax rate and would result in an increase in capital loss and net operating loss carryforwards which would be subject to a full valuation allowance. The liability amounts related to the unrecognized tax benefits recorded at December 31, 2011 and 2010 were $4,053,000 and $3,220,000, respectively. The total unrecognized tax benefit at December 31, 2011 of $19,355,000 includes an accrual of $726,000 ($781,000 including accrued interest) recorded in 2011 for a change in estimate of unrecognized tax benefits resulting from the ongoing IRS exam of our 2009 tax return, which has been recorded as short term taxes payable. While the Company expects that the IRS exam will be settled within the next twelve months, we cannot at this time predict the outcome of the audit nor estimate the possible loss or range of loss we could incur.

The total amount of unrecognized tax benefits was as follows (in thousands):

Balance at December 31, 2008	$1,087
Additions based on tax positions taken in current year	18,345
Lapse of statute of limitations	(334)

Balance at December 31, 2009	$19,098
Additions based on tax positions taken in prior years	1,191
Adjustment due to change in estimate from prior years	(1,698)

Balance at December 31, 2010	$18,591
Additions based on tax positions taken in prior years	764

Balance at December 31, 2011	$19,355

We recognize interest and penalties related to income tax matters within income tax expense. At December 31, 2011, 2010 and 2009 we had accrued interest related to our uncertain tax positions of $510,000, $260,000 and $192,000 respectively.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments — We lease various facilities, equipment and vehicles under operating leases whose terms expire from 2012 to 2022. Certain facility and equipment leases contain renewal options ranging from one to five years. Certain of our facility and equipment leases contain escalation clauses. For facility leases, we record the total expense of the lease on a straight-line basis over the estimated term of lease.

Minimum annual lease payments under operating leases as of December 31, 2011 are as follows (in thousands):

2012	$4,354
2013	2,810
2014	1,864
2015	1,180
2016	756
Thereafter	1,079

Total	$12,043

Rental expense under operating leases aggregated approximately $5,812,000, $5,928,000 and $6,302,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Purchase Commitments and Milestone Payments — As of December 31, 2011, we had outstanding commitments to our suppliers for certain inventory material, system components, testing services and tooling equipment totaling approximately $3,513,000.

Loan Guarantees — We guarantee the amortized value of LoJack Units purchased by customers via auto loans underwritten by a certain financing company. Under this agreement, we will reimburse participating dealers the unamortized cost of a financed LoJack Unit upon a borrower’s default within the initial eighteen months of the auto loan. This agreement terminated effective December 31, 2011 but is automatically renewed for subsequent one year terms until either of the parties provides a notification of intent to terminate the agreement. As neither party provided a notice of intent to terminate, the agreement was automatically renewed for the year ended December 31, 2012.

Payment to the participating dealers is remitted by us under this agreement on a claim-by-claim basis. Based on the unamortized cost of units sold, our maximum potential amount of future payments under this agreement, assuming the default of all participants, is $5,610,000 as of December 31, 2011. Our expected obligation is accrued for based on sales to the participating dealers and industry default statistics. As of December 31, 2011 we had accrued $565,000 under this guarantee. Accruals for loan guarantees are recorded as a reduction of revenue in the consolidated statement of operations.

Contingencies — From time to time, we are engaged in certain legal matters arising in the ordinary course of business and in certain matters more fully described below. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.

Brazilian Licensee Litigation

On March 21, 2011, the Company received a demand for arbitration with the American Arbitration Association. The demand was filed by Global Tracking Tech., Ltd. and Tracker do Brasil LTDA, which license the LoJack technology in Brazil. The demand alleged that the Company failed to maintain a patent for the stolen vehicle recovery system in Brazil and included claims for breach of contract, breach of the implied covenant of good faith and fair dealing, misrepresentation, and violation of Mass. Gen Laws c. 93A. The claimant sought $111,500,000 in damages, treble damages, and attorneys’ fees and costs. On May 11, 2011, the American Arbitration Association administratively closed this matter.

Also on March 21, 2011, the Company received a separate demand for arbitration with the American Arbitration Association, filed by the same licensees, alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensees. The claimants sought, amongst other things, $289,500,000 in actual damages, treble damages, attorneys’ fees, and declaratory and injunctive relief. On July 6, 2011, claimants voluntarily withdrew their application for arbitration and Tracker do Brasil LTDA commenced the lawsuit discussed below against LoJack Ireland, requesting that a Massachusetts court order LoJack Ireland to submit to arbitration before the American Arbitration Association’s International Centre for Dispute Resolution, without limitation or precondition. On July 7, 2011, LoJack Ireland was served by Tracker do Brasil LTDA with the aforementioned lawsuit which was filed in Norfolk Superior Court in Massachusetts. The lawsuit alleged interference with contractual relations, fraud and intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen Laws c. 93A relating to product pricing and the fulfillment of purchase orders for the licensees. The claimants sought, amongst other things, $289,500,000 in actual damages, treble damages, attorneys’ fees, and declaratory and injunctive relief. The claimants also sought a court order compelling arbitration and staying the case in Norfolk Superior Court during the pendency of the arbitration. On September 1, 2011, the parties stipulated to the entry of an order that the claims in Tracker do Brasil LDTA’s complaint be submitted to the International Centre for Dispute Resolution (“ICDR”) for arbitration in accordance with the IDCR’s rules, and that Tracker do Brasil LDTA’s complaint before the Superior Court be dismissed without prejudice.

On September 27, 2011, the Company received Tracker do Brasil LTDA’s re-filed arbitration demand against LoJack Equipment Ireland Ltd. before the International Centre for Dispute Resolution. The filing alleges interference with contractual relations, fraud and intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimants seek, amongst other things, $55,000,000 in actual damages, treble damages, attorneys fees, declaratory and injunctive relief.

On September 27, 2011, the Company received Tracker do Brasil LTDA’s re-filed arbitration demand against LoJack Equipment Ireland Ltd. before the International Centre for Dispute Resolution. The filing alleges interference with contractual relations, fraud and intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimants seek, amongst other things, $55,000,000 in actual damages, treble damages, attorneys fees, declaratory and injunctive relief.

On November 22, 2011, LoJack Equipment Ireland, Ltd brought a counterclaim against Tracker do Brasil LDTA. The counterclaim asserts Tracker do Brasil LTDA’s breach of contract, breach of the implied covenant of good faith and fair dealing, business defamation, negligent misrepresentation, and violation of Mass. Gen Laws

c. 93A, seeking recovery of monetary damages from past and continuing economic injury as well as damages and reasonable attorneys’ fees and costs under Mass. Gen Laws c. 93A. Tracker do Brasil LDTA has contested the arbitrability of the counterclaims and LoJack Equipment Ireland, Ltd has filed a motion for summary disposition seeking to dismiss Tracker do Brasil LDTA’s arbitration demand in its entirety.

Given the current stage of this matter, we cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation. However, the Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.

California Class Action Litigations

Employee Claims

On April 5, 2006, Mike Rutti vs. LoJack Corporation, Inc. was filed in the United States District Court for the Central District of California, or the District Court, by a former employee alleging violations of the Fair Labor Standards Act, or the FLSA, the California Labor Code, and the California Business & Professions Code, and seeking class action status, or the Federal Court Case. In September 2007, our motion for summary judgment was granted and the District Court dismissed all of the plaintiff’s federal law claims. The plaintiff appealed the grant of summary judgment to the United States Court of Appeals for the Ninth Circuit, or the Ninth Circuit, and, in August 2009, the Ninth Circuit affirmed the District Court’s grant of summary judgment on all claims except as to the claim for compensation for the required postliminary data transmission, or the Data Transmission Claim, for which the dismissal was reversed. The plaintiff filed a petition for rehearing and, on March 2, 2010, the Ninth Circuit amended its decision to affirm the District Court’s grant of summary judgment on all claims except as to (a) the Data Transmission Claim and (b) the claim for compensation for commuting under state law, or the Commuting Claim. The plaintiff later sought to pursue the Commuting Claim in the State Court Case defined and referenced below. The plaintiff moved for conditional certification of the Data Transmission Claim under the FLSA and, on January 14, 2011, the District Court granted the plaintiff’s motion. On October 7, 2011, the parties filed a joint stipulation with the District Court stating that they had reached a settlement of the Data Transmission Claim. On November 7, 2011, the parties filed a joint motion for approval of the settlement as required by the FLSA. Pursuant to the terms of the settlement, the Federal Court Case would be dismissed, the plaintiffs would release the Company of the claims asserted in the Federal Court Case and all other wage-and-hour claims (except, in the case of two plaintiffs, the claims asserted in the State Court Case) and the Company would pay to the plaintiffs an aggregate amount of approximately $115,000 and pay to their attorneys an amount for attorneys’ fees and costs to be determined by the District Court upon motion but not to exceed $1,100,000. During the year ended December 31, 2011 we recorded an accrual in the amount of $1,250,000 with respect to the terms of the Federal Court Case settlement, of which $1,100,000 remained accrued at December 31, 2011. Nothing in the settlement would constitute an admission of any wrongdoing, liability or violation of law by the Company. Rather, the Company has agreed to the settlement to resolve the Federal Court Case, thereby eliminating the uncertainties and expense of further protracted litigation. On November 28, 2011, the District Court approved the settlement with the plaintiff and dismissed the Federal Court Case with prejudice. The District Court is currently considering the plaintiff’s attorney’s application for payment of their fees and costs, to which the Company has filed an objection. The Company is awaiting the District Court’s ruling on the attorney’s fee application.

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

On July 29, 2011, the Superior Court granted class certification of the remaining claims except for a vehicle maintenance expense reimbursement claim. Thus, in the State Court Case there currently are 16 certified claims, including the Commuting Claim; a Data Transmission Claim arising under state law; claims for various amounts of unpaid time; claims for reimbursement of work tools expenses and the cost of washing a Company vehicle; claims for unfair competition under California Business and Professions Code section 17200; and claims for waiting-time penalties and penalties under the California Labor Code Private Attorneys General Act. Trial of the State Court Case is currently scheduled for July 2012.

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

Consumer Claims

On June 15, 2010, a suit entitled Louis Morin v. LoJack Corp., Inc., et al was filed in the Los Angeles County Superior Court of the State of California (Central District) alleging, amongst other claims, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code section 17200 (unfair competition) and section 17500 (false advertising), and breach of implied warranty with respect to LoJack Early Warning for motorcycles, and seeking class action status. On July 29, 2010, the Company removed the case to the District Court. On August 23, 2010, the Company filed a motion to dismiss all claims, which was granted by the District Court on September 27, 2010, without prejudice. The dismissal without prejudice provided the plaintiff with the opportunity to amend its complaint, and on October 25, 2010, the plaintiff filed an amended complaint, for alleged fraud, violations of the California Consumers Legal Remedies Act, the California Business and Professions Code section 17200 and section 17500, and breach of implied warranty and again sought class certification. On November 12, 2010, the Company filed a motion to dismiss all claims and a motion to strike certain claims. On December 28, 2010, the District Court denied the Company’s motion to dismiss. The plaintiff, on behalf of the class, sought injunctive relief, restitution, disgorgement, punitive damages, and attorneys’ fees in unspecified amounts. On March 3, 2011, the plaintiff filed a motion for class certification and the Company filed its opposition to class certification on March 28, 2011.

The parties participated in a mediation hearing on March 29, 2011 and reached a settlement to resolve all claims on a class-wide basis. The District Court preliminarily approved the settlement on September 16, 2011. Pursuant to the terms of the settlement, the Company would revise its disclosures in motorcycle related marketing materials and provide class members with a twelve month extension of the terms of the Company’s Limited Recovery Warranty. The Company would also pay an enhancement award of $20,000 to the named plaintiff and would pay the plaintiffs’ attorneys’ fees and costs up to $415,000. Under the terms of the settlement, the Company would receive a release by all potential class members who do not affirmatively opt out of the settlement. One potential class member affirmatively opted out of the settlement. Nothing in the settlement agreement constitutes an admission of any wrongdoing, liability or violation of law by the Company. Rather, the Company has signed the settlement agreement to resolve the litigation, thereby eliminating the uncertainties and expense of further protracted litigation. On December 5, 2011, final approval of the settlement was entered.

We have recorded an accrual in the amount of $570,000, with respect to the terms of the settlement, including a $135,000 accrual relating to the twelve month warranty extension, which did not have a material impact on our consolidated financial position or results of operations.

New York Litigation

On October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc. against LoJack Corporation in United States District Court for the Eastern District of New York, or the New York Court, alleging breach of contract, misrepresentation, and violation of the New York franchise law, violation of Mass. Gen Laws c. 93A and Robinson-Patman Act, amongst other claims. The plaintiff seeks damages of $10,000,000, punitive damages, interest and attorney’s fees, and treble damages. On December 14, 2010, the Company filed a motion to dismiss all claims. On February 1, 2011, the plaintiff filed a motion to amend the complaint and sought to add a claim for breach of fiduciary duty. On February 15, 2011, the Company filed its opposition to the motion to amend and sought the dismissal of all claims.

On September 30, 2011, the New York Court ruled on the pending motions and denied, as futile, the plaintiff’s request to amend the complaint with respect to the misrepresentation, New York franchise law, violation of Mass. Gen Laws c. 93A and breach of fiduciary duty claims. The New York Court granted the plaintiff permission to re-plead the tortious interference with business relations and Robinson-Patman Act claims. The breach of contract and breach of covenant of good faith and fair dealing claims also remain viable.

On October 14, 2011, the plaintiff filed a motion for reconsideration of the dismissal of the violation of Mass. Gen Laws c. 93A and the violation of the New York franchise law claims. The Company opposed such motion and is awaiting the New York Court’s ruling.

On November 21, 2011, the plaintiff filed its First Amended Complaint, alleging breach of contract, breach of covenant of good faith and fair dealing, tortious interference with business relations, violation of New York Franchise Law, violation of Mass. Gen Laws c. 93A and Robinson-Patman Act, amongst other claims. The Company has moved to strike the First Amended Complaint in its entirety, including those portions of the First Amended Complaint previously dismissed or subject to the pending motion for reconsideration. The Company is awaiting the New York Court’s ruling.

Given that there are still pending motions regarding which claims will survive and which will be dismissed, we cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation. However, the Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.

ICMS Tax Assessment

On November 11, 2011, our subsidiary, LoJack do Brasil LTDA received notification of an inspection by the tax authorities of the state of Sao Paolo, Brazil regarding the payment of ICMS (State VAT taxes) tax. The notification concerns imports which occurred during the time period from January 1, 2007 through December 31, 2009. The Company believes that this inspection could lead to a potential assessment. The inspection and potential assessment arise from a long running dispute between the Brazilian states of Espirito Santo and Sao Paolo regarding to which state companies like LoJack do Brasil LTDA should pay ICMS tax on imports.

The Company believes that the potential assessment would be based upon the value of the goods that were imported into Brazil during this time period. As of the date hereof, we estimate that a loss is not probable and that the range of possible loss related to this potential assessment is from $0 to $1,200,000, including penalties and interest that are generally imposed on similar types of tax assessments in Brazil.

In the event that we do receive a tax assessment, the Company believes that it has substantial legal and factual defenses and will plan to defend its interests vigorously.

Battery Evaluation

Subsequent to our fiscal 2011 year end, we identified some batteries manufactured for us by a third party that do not meet our technical specifications. These batteries relate to our Early Warning product for the North American market. We are in the early stages of investigating the matter and have notified our battery manufacturer, our contract manufacturers and our insurance carrier regarding the issue. Our relevant insurance policy provides up to $5,000,000 of coverage and includes a self-insured retention of $100,000. We believe this policy could minimize the possible financial exposure from this issue. We have estimated a probable loss of $125,000 and estimated a range of possible loss from $125,000 to $2,700,000 before any insurance or third party recovery. To date, we have not received confirmation from our insurance carrier that the full cost of this issue will be covered by insurance.

11.    EMPLOYEE BENEFIT PLANS

We have a profit sharing plan with a Section 401(k) feature to provide retirement benefits covering substantially all of our full-time domestic employees. Under the provisions of the plan, employees are eligible to contribute a portion of their compensation within certain limitations as established by the plan and the Internal Revenue Code. On March 26, 2009, our Board of Directors amended the Company’s 401(k) Plan to make the Company’s match of employee contributions discretionary on the part of the Company. Pursuant to that authority, as of such date, we suspended all matching contributions for the year ended December 31, 2009. Our Board of Directors elected to match 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of the participants’ compensation, for the years ended December 31, 2011 and 2010, subject to certain limitations. Company contributions become fully vested after five years of continuous service. Company contributions related to the plan were approximately $1,377,000 and $1,022,000 for the years ended December 31, 2011 and 2010, respectively.

We also maintain a nonqualified deferred compensation plan for the benefit of our key employees. The plan allows for eligible employees to defer a percentage of their total cash compensation. We typically match 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of their total cash compensation. Company contributions become 100% vested three years after contribution. We may also make discretionary contributions to the deferred compensation plan. On March 26, 2009, we suspended all matching contributions to the nonqualified deferred compensation plan for the remainder of the year ended December 31, 2009. Matching contributions to the nonqualified deferred compensation plan were not resumed during the years ended December 31, 2011 or 2010. Prior to suspension of all matching contributions, Company contributions related to the plan were approximately $34,000 for the year ended December 31, 2009.

Our investments associated with our nonqualified deferred compensation plan consist of mutual funds that are publicly traded and for which market prices are readily available. The investments of the deferred compensation plan are included in other assets at fair value (also refer to Note 6). Investments related to the deferred compensation plan are classified as trading securities and reported at fair value with unrealized gains and losses included in other income (expense) in the consolidated statement of operations. The other income (expense) is offset in equal amounts by adjustments to compensation expense recognized and included in general and administrative expenses. Our investments in the deferred compensation plan are reported as long-term assets on our consolidated balance sheets. Our liabilities to the participants in the deferred compensation plan, which are equal to the fair value of the assets in the plan are reported as long-term accrued compensation on our consolidated balance sheets.

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

Our International segment sells products, licenses or owns and operates LoJack proprietary vehicle recovery technology in 32 countries and territories throughout Europe, Africa and Latin and South America and our wholly owned subsidiary in Italy, LoJack Italia, SRL, or LoJack Italia.

In 2008, we acquired the assets of Locator Systems (now known as LoJack SafetyNet) and SCI, providers of technology for the tracking and rescue or recovery of people at risk of wandering and valuable cargo and business information, respectively. The financial statement impact of these businesses is included in the All Other segment below.

The following table presents information about our operating segments for 2011, 2010 and 2009 (in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods considered to be reasonable by our management.

	North America Segment	International Segment	All Other	Consolidated
Year ended December 31, 2011
Revenue	$95,837	$41,886	$3,098	$140,821
Depreciation and amortization	5,718	423	285	6,426
Operating (loss) income	(7,187)	11,292	(1,540)	2,565
Capital expenditures	4,395	283	31	4,709
Segment assets	60,703	50,080	3,500	114,283
Deferred revenue	34,829	3,168	440	38,437
Year ended December 31, 2010
Revenue	$96,228	$46,900	$3,507	$146,635
Depreciation and amortization	6,729	422	430	7,581
Operating (loss) income(1)	(11,672)	13,541	(2,254)	(385)
Capital expenditures	3,054	147	50	3,251
Segment assets	71,504	47,150	3,657	122,311
Deferred revenue	47,698	2,668	292	50,658
Year ended December 31, 2009
Revenue	$95,775	$36,063	$3,175	$135,013
Depreciation and amortization	7,885	447	465	8,797
Impairment of intangible assets and goodwill	14,038	—	—	14,038
Operating loss(2)	(32,937)	(8,582)	(2,667)	(44,186)
Capital expenditures	4,596	180	502	5,278
Segment assets	99,020	43,822	4,648	147,490
Deferred revenue	56,017	1,682	184	57,883

(1)	We have reallocated approximately $6,222,000 of certain general overhead costs for 2010 from the North America segment to the International segment, from what was previously reported in error in the fiscal year 2010 consolidated financial statements. The adjustment to the disclosure has no effect on the consolidated financial statements.

(2)	In the year ended December 31, 2009, we recognized a charge of $18,250,000 related to a legal settlement entered into with our former licensee in China. Based on management’s analysis, we allocated the settlement charge equally between LoJack Corporation, and LoJack Ireland, which are in our North America and International segments, respectively.

The following table presents information about our geographic revenue, based on the location of our customers, for 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$87,877	$87,018	$86,392
Africa	12,655	12,443	2,853
Latin American and Caribbean countries	22,545	28,684	28,103
Canada	11,058	12,717	12,558
Europe	6,686	5,773	5,107

Total	$140,821	$146,635	$135,013

The following table presents information about our revenue, by product and service lines, for 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Products	$87,752	$94,600	$83,843
Early Warning Products	26,215	27,284	26,447
Warranties	13,830	11,541	12,264
Services	13,024	13,210	12,459

Total	$140,821	$146,635	$135,013

The following table presents information about our long-lived assets as of December 31, 2011, 2010 and 2009 (in thousands):

	December 31,
	2011	2010	2009
United States	$11,276	$12,417	$15,246
Canada	1,100	1,461	2,135
Europe and other	1,050	1,236	1,604

Total	$13,426	$15,114	$18,985

13.    UNAUDITED QUARTERLY RESULTS

Our unaudited quarterly results are summarized below (in thousands, except per share data):

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Year Ended December 31, 2011
Revenue	$30,339	$33,521		$34,492	$42,469
Gross profit	15,040	17,109		17,775	22,965
Net income(loss)	(1,632)	200		(1,790)	4,610
Net income (loss) attributable to LoJack Corporation	(1,606)	221		(1,783)	4,597
Basic earnings (loss) per share attributable to LoJack Corporation	$(0.09)	$0.01		$(0.10)	$0.26
Diluted earnings (loss) per share attributable to LoJack Corporation	$(0.09)	$0.01		$(0.10)	$0.26
Year Ended December 31, 2010
Revenue	$30,788	$37,351		$38,485	$40,011
Gross profit	14,456	19,498		19,359	20,361
Net income(loss)	(5,659)	(18,403	)(1)	2,674	2,752
Net income (loss) attributable to LoJack Corporation	(5,578)	(18,199	)(1)	2,723	2,748
Basic earnings (loss) per share attributable to LoJack Corporation	$(0.32)	$(1.05)		$0.16	$0.16
Diluted earnings (loss) per share attributable to LoJack Corporation	$(0.32)	$(1.05)		$0.15	$0.15

(1)	In the second quarter of 2010, we recorded a non-cash tax charge of $15,127,000 to establish a valuation allowance for our net U.S. deferred tax assets.

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A —	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our internal control over financial reporting was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on page 53.

ITEM 9B —	OTHER INFORMATION

None.

PART III

ITEM 10 —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

Our Amended and Restated Code of Business Conduct and Ethics, or the Code of Business Conduct and Ethics, applies to our directors, officers and employees. The Code of Business Conduct and Ethics is posted on our website, www.lojack.com, under the heading “ABOUT US”, then under the heading “Investor Relations – Corporate Governance”. Any waiver for directors or executive officers from a provision of the Code of Business Conduct and Ethics must be approved by our Board of Directors and shall be disclosed on a Form 8-K within four business days. Additionally, we intend to satisfy our disclosure requirement regarding any amendment to the Code of Business Conduct and Ethics by posting such information on our website within four business days.

Our website address is included in this Annual Report on Form 10-K as a textual reference only and the information in our website is not incorporated by reference into this Annual Report on Form 10-K.

See Item 1, Business — Executive Officers of the Registrant.

The remainder of the information required by this Item 10 is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 17, 2012, or our definitive Proxy Statement, under the headings “Proposal No. 1 — Election of Directors,” “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management Shareholders”.

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

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed as part of this annual report:

The financial statements and report of the independent registered public accounting firm required by this Item are included in Part II, Item 8.

(b) Exhibits

3A.	Amended and Restated By-Laws (incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 17, 2011, File No. 001-08439).
3B.	Restated Articles of Organization, as amended (incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 13, 2004, File No. 001-08439).
4A.	Amended Specimen Share Certificate (incorporated by reference to Exhibit 4A to File No. 2-98609).
10A.++	Restated and Amended Stock Incentive Plan, as restated February 28, 2001, and as amended on October 11, 2001 and December 23, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed on February 17, 2011, File No. 001-08439 (“2002 Form 10-K”)).
10B.++	Form of Senior Management Option Agreement (incorporated by reference to the 2002 Form 10-K).
10C.++	Form of Non-Employee Director Option Agreement (incorporated by reference to the 2002 Form 10-K).
10D.++	LoJack Corporation 2003 Stock Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 001-08439 (“the 2003 Form 10-K”)).
10E.++	Form of LoJack Corporation 2003 Stock Incentive Plan Stock Option Agreement (incorporated by reference to the 2003 Form 10-K).
10F.	Boomerang Tracking Inc. Amendment to the Bell Mobility Contract (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-08439).

10G.++	Forms of Single and Double Trigger Change of Control Agreements (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2006, File No. 001-08439).
10H.++*	Forms of Change of Control Agreement (filed herewith).
10I.	Preferred Stock Purchase Agreement by and between SCIN, Inc. and LoJack Corporation dated October 12, 2006. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with Commission on November 9, 2006, File No. 001-08439).
10J.++	Retirement and Noncompetition Agreement by and between Joseph F. Abely and LoJack Corporation, dated November 17, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with Commission on November 21, 2006, File No. 001-08439).
10K.++	Amendment No. 5 to the LoJack Corporation 2003 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on November 5, 2007, File No. 001-08439).
10L.++	LoJack Corporation Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on February 20, 2008, File No. 001-08439).
10M.++	2009 Amendment to the LoJack Corporation Amended and Restated Non-Qualified Deferred Compensation Plan as of January 1, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2009, File No. 001-08439).
10N.++	2010 Amendment to the LoJack Corporation Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on February 17, 2010, File No. 001-08439).

10O.	Agreement for the Manufacturing & Supply of VLU 5 Products, by and between Plextek Limited, LoJack Equipment Ireland Limited, and LoJack Operating Company LP, effective January 1, 2008 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 12, 2008, File No. 001-08439 (portions of this exhibit have been omitted pursuant to a grant of confidential treatment)).
10P.++	LoJack Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement dated April 9, 2008, filed with the Commission on April 9, 2009, File No. 001-08439).
10Q.++	Amendment to the LoJack Corporation 2008 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 27, 2009, File No. 001-08439).
10R.++	Form of LoJack Corporation 2008 Stock Incentive Plan Stock Option Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 22, 2008, File No. 001-08439).
10S.++	Form of LoJack Corporation 2008 Stock Incentive Plan Restricted Stock Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 22, 2008, File No. 001-08439).
10T.++	Form of LoJack Corporation 2008 Stock Incentive Plan Restricted Stock Agreement (Incentive Stock) (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 22, 2008, File No. 001-08439).
10U.++	Second Amendment to 2008 Restatement of the LoJack Corporation 401(k) Retirement Plan effective as of January 1, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2009, File No. 001-08439).
10V.++	Summary of LoJack Corporation Director Compensation (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 27, 2009, File No. 001-08439).
10W.++	LoJack Corporation Annual Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on February 17, 2010, File No. 001-08439).
10X.	Multicurrency Revolving Credit Agreement dated as of December 29, 2009 by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on January 5, 2010, File No. 001-08439).
10Y.	First Amendment to Credit Agreement dated as of June 30, 2010 by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on July 1, 2010, File No. 001-08439).
10Z.	Second Amendment to Credit Agreement dated as of December 29, 2010 by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on January 4, 2011, File No. 001-08439).
10AA.	Pledge Agreement dated September 22, 2009 between LoJack Corporation and certain affiliates and RBS Citizens, National Association (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on September 23, 2009, File No. 001-08439).
10BB.++	Retirement Agreement dated February 17, 2010 by and between Mr. Thomas A. Wooters and LoJack Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with Commission on May 10, 2010, File No. 001-08439).
10CC.	Agreement for Manufacture, between LoJack Corporation and LoJack Equipment Ireland Limited and Celestica Corporation, effective November 25, 2010 (incorporated by reference to the Amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, File No. 001-08439 (“the 2010 Form 10-K/A” (portions of this exhibit have been omitted pursuant to a request for confidential treatment))).
10DD.++	Separation Agreement between LoJack Corporation and Paul J. Weichselbaum, effective as of September 16, 2011. (incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 9, 2011, File No. 001-08439).

10EE.	Summary of the Retirement of Richard T. Riley. (incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 9, 2011, File No. 001-08439).
21.*	Subsidiaries of the Registrant.
23.1*	Consent of KPMG LLP.
23.2*	Consent of Deloitte & Touche LLP.
31.1.*	Rule 13a-14(a)/15(d) — 14(a) Certification.
31.2.*	Rule 13a-14(a)/15(d) — 14(a) Certification.
32.**	Certification Pursuant to 18 U.S.C Section 1350.
101**	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

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

LOJACK CORPORATION (Registrant)

By:	/s/ RANDY L. ORTIZ	Date:	March 13, 2012
Randy L. Ortiz President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ RICHARD T. RILEY	Executive Chairman	March 13, 2012
Richard T. Riley

/s/ RANDY L. ORTIZ	President and Chief Executive	March 13, 2012
Randy L. Ortiz	Officer (principal executive officer)

/s/ DONALD R. PECK	Executive Vice President and Chief	March 13, 2012
Donald R. Peck	Financial Officer (principal financial officer)

/s/ CASEY DELANEY	Vice President and Controller	March 13, 2012
Casey Delaney	(principal accounting officer)

/s/ RORY J. COWAN	Director	March 13, 2012
Rory J. Cowan

/s/ GARY E. DILTS	Director	March 13, 2012
Gary E. Dilts

/s/ MARCIA J. HOOPER	Director	March 13, 2012
Marcia J. Hooper

/s/ JOHN H. MACKINNON	Director	March 13, 2012
John H. MacKinnon

/s/ ROBERT J. MURRAY	Director	March 13, 2012
Robert J. Murray

/s/ ROBERT L. REWEY	Director	March 13, 2012
Robert L. Rewey

/s/ HARVEY ROSENTHAL	Director	March 13, 2012
Harvey Rosenthal