Form 10-Q
period 2012-03-31
LOJACK CORP
filed 2012-05-08
CIK 355777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-08439

LOJACK CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2664794
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

40 Pequot Way Canton, Massachusetts	02021
(Address of principal executive offices)	(Zip code)

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

As of May 1, 2012, there were 18,071,842 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PAGE
Part I. Financial Information	3
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets: March 31, 2012 and December 31, 2011	3
Condensed Consolidated Statements of Operations: Three Months Ended March 31, 2012 and 2011 Condensed Consolidated Statements of Comprehensive Loss: Three Months Ended March 31, 2012 and 2011	4 5
Condensed Consolidated Statements of Cash Flows: Three Months Ended March 31, 2012 and 2011	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	26
Part II. Other Information	27
Item 1. Legal Proceedings Item 1A. Risk Factors Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 4. Mine Safety Disclosures	27 29 30 30
Item 6. Exhibits	31
Signatures	32

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,292	$49,645
Restricted cash	225	225
Marketable securities at fair value	2,292	1,778
Accounts receivable, net of allowances of $2,965 and $2,890, respectively	26,570	28,492
Inventories	9,310	6,628
Prepaid and other expenses	3,335	3,016
Prepaid and receivable income taxes	399	429
Deferred income taxes	504	504

Total current assets	86,927	90,717
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $50,202 and $49,004 respectively	12,636	13,426
DEFERRED INCOME TAXES	127	124
INTANGIBLE ASSETS—NET	108	110
GOODWILL	1,717	1,717
OTHER ASSETS—NET	7,793	8,189

TOTAL ASSETS	$109,308	$114,283

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term debt	$274	$274
Accounts payable	5,835	6,222
Accrued and other liabilities	11,997	12,107
Current portion of deferred revenue	16,541	19,007
Accrued compensation	3,647	4,211

Total current liabilities	38,294	41,821
LONG TERM DEBT	11,930	11,013
DEFERRED REVENUE	16,612	19,430
DEFERRED INCOME TAXES	313	313
OTHER ACCRUED LIABILITIES	3,712	3,684
ACCRUED COMPENSATION	1,288	1,241

Total liabilities	72,149	77,502

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)
EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding 18,059,021 at March 31, 2012 and 18,101,003 at December 31, 2011	180	181
Additional paid-in capital	22,061	21,265
Accumulated other comprehensive income	6,313	6,435
Retained earnings	8,812	9,120

Total LoJack Corporation equity	37,366	37,001
Noncontrolling interest in subsidiary	(207)	(220)

Total equity	37,159	36,781

TOTAL LIABILITIES AND EQUITY	$109,308	$114,283

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Revenue	$34,302	$30,339
Cost of goods sold	15,639	15,299

Gross profit	18,663	15,040

Costs and expenses:
Product development	1,514	1,449
Sales and marketing	6,969	6,585
General and administrative	9,685	7,983
Depreciation and amortization	1,140	1,666

Total	19,308	17,683

Operating loss	(645)	(2,643)

Other income (expense):
Interest income	38	730
Interest expense	(170)	(164)
Other, net	739	666

Total	607	1,232

Loss before provision for income taxes	(38)	(1,411)
Provision for income taxes	257	221

Net loss	(295)	(1,632)
Less: Net income (loss) attributable to the noncontrolling interest	13	(26)

Net loss attributable to LoJack Corporation	$(308)	$(1,606)

Net loss per share attributable to LoJack Corporation:
Basic	$(0.02)	$(0.09)

Diluted	$(0.02)	$(0.09)

Weighted average shares:
Basic	17,388,528	17,531,613

Diluted	17,388,528	17,531,613

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Net loss	$(295)	$(1,632)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(259)	(968)
Unrealized gains on marketable securities	137	71

Total comprehensive loss	(417)	(2,529)
Less: Comprehensive income (loss) attributable to noncontrolling interest	13	(26)

Comprehensive loss attributable to LoJack Corporation	$(430)	$(2,503)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(295)	$(1,632)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	872	678
Depreciation and amortization	1,197	1,767
Non cash revenue from warrants	(137)	(137)
Additions (reductions) to the provision for doubtful accounts	303	(767)
Deferred income taxes	(3)	(5)
(Gain) loss on disposal of property and equipment	(6)	3
(Gain) loss on marketable securities	(514)	170
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	1,660	4,786
Inventories	(2,654)	(558)
Prepaid and other expenses	(307)	473
Prepaid income taxes	31	(172)
Other assets	64	120
Accounts payable	(400)	(2,973)
Accrued and other liabilities	(670)	(1,526)
Deferred revenue	(4,866)	(1,382)

Net cash used by operating activities	(5,725)	(1,155)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(351)	(693)
Restricted cash	—	100
Other	7	—

Net cash used by investing activities	(344)	(593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	—	40
Proceeds from debt	703	2,529
Payment of tax withholding obligations related to stock compensation	(76)	(24)

Net cash provided by financing activities	627	2,545

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	89	(433)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,353)	364
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,645	51,789

CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,292	$52,153

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by LoJack Corporation and its subsidiaries, or LoJack, we, our, or the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. The unaudited condensed consolidated financial statements include the accounts of LoJack, our wholly-owned subsidiaries, and SC-Integrity, or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2012, and the results of operations, comprehensive loss and cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, which includes consolidated financial statements and notes thereto for the year ended December 31, 2011.

Recently Adopted Accounting Guidance

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, or IFRS. ASU 2011-04 explains how to measure fair value and intends to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning on or after December 15, 2011. Early adoption was not permitted for public entities; therefore, the standard became effective for us in January 2012. The adoption of ASU 2011-04 did not have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this guidance beginning with the current quarter ended March 31, 2012, presenting other comprehensive earnings in a separate statement following the statement of operations.

In September 2011, the FASB issued ASU 2011-8, Intangibles — Goodwill and Other. ASU 2011-08 is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification 350. ASU 2011-8 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted in limited circumstances. We perform our annual goodwill impairment test in the fourth quarter and do not expect the adoption of this ASU to significantly impact our consolidated financial statements.

2. Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed using the weighted average number of common shares outstanding during the year and includes the effect of our outstanding stock options and unvested stock (using the treasury stock method), except where such stock options or unvested stock would be anti-dilutive.

A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
Weighted average shares for basic	17,388,528	17,531,613
Dilutive effect of stock options and unvested restricted stock	—	—

Weighted average shares for diluted	17,388,528	17,531,613

Because of the net losses reported for the three months ended March 31, 2012 and 2011, all shares of stock issuable pursuant to stock options and unvested stock have not been considered for dilution as their effect would be anti-dilutive. For the three months ended March 31, 2012, 2,442,986 stock options and 628,043 shares of unvested restricted stock were excluded from the computation of diluted net loss per share because the effect of including such shares would be anti-dilutive. For the three months ended March 31, 2011, 2,624,701 stock options and 838,755 shares of unvested restricted stock were excluded from the computation of diluted net loss per share. Performance shares totaling 19,132 and 51,589 were excluded from the computation of earnings per share as of March 31, 2012 and 2011, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.

3. Inventories

Inventories are classified as follows (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$309	$146
Work in process	177	173
Finished goods, net	8,824	6,309

Total inventories	$9,310	$6,628

4. Stock Compensation

Stock Options

The following table presents activity of all stock options for the three month period ended March 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	2,517,730	$6.94
Granted	—	—
Exercised	—	—
Cancelled, expired or forfeited	(74,744)	5.32

Outstanding at March 31, 2012	2,442,986	$6.99	3.98	$165,506

Vested at March 31, 2012 and unvested expected to vest	2,411,774	$7.03	3.95	$154,067
Exercisable at March 31, 2012	1,541,913	$8.50	3.04	$0

The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $3.97 per share as of March 31, 2012.

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

The following table presents activity of all unvested restricted stock for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	741,918	$4.59
Granted	7,000	3.18
Vested and exercised	(92,038)	4.89
Forfeited and cancelled	(28,837)	5.94

Unvested at March 31, 2012	628,043	$4.47

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a recurring basis at March 31, 2012 and December 31, 2011, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonqualified deferred compensation plan investments	$890	$890	$—	$—
Marketable securities	2,292	2,292	—	—
Equity investment in French licensee	490	490	—	—

Total	$3,672	$3,672	$—	$—

		Fair Value Measurements at Reporting Date Using:
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonqualified deferred compensation plan investments	$881	$881	$—	$—
Marketable securities	1,778	1,778	—	—
Equity investment in French licensee	354	354	—	—

Total	$3,013	$3,013	$—	$—

Our Nonqualified Deferred Compensation Plan investments consist of mutual fund shares that are publicly traded and for which market prices are readily available. Gains and losses related to such investments are recorded in other income (expense) in the statement of operations. For the three month periods ended March 31, 2012 and 2011, we recorded gains related to our investments of $69,000 and $65,000, respectively.

Our marketable securities as of March 31, 2012 and December 31, 2011 consisted of 366,500 common shares of Absolute Software Inc., or Absolute, a Vancouver, British Columbia, Canada based computer security company, that we have designated as trading securities. These shares are publicly traded and their market price is readily available. The gains and losses on these securities are recorded in other income (expense) in the statement of operations. For the three month periods ended March 31, 2012 and 2011, we recorded gains of $514,000 and losses of $170,000, respectively, relating to these securities.

Our investment in the common stock of our French licensee consists of publicly traded shares with a market price that is readily available. The gains and losses on our investment are included in comprehensive loss and recorded through accumulated other comprehensive income on the balance sheet. During the three months ended March 31, 2012 and 2011, we recorded unrealized gains on our investment of $137,000 and $71,000, respectively.

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

The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	496	—	—	496

Total	$2,037	$—	$—	$2,037

		Fair Value Measurements at Reporting Date Using:
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	496	—	—	496

Total	$2,037	$—	$—	$2,037

As of March 31, 2012, our investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, and a 17.5% equity interest in our Benelux licensee, totaling $496,000. Our investments in the aforementioned licensees are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. Management periodically reviews the carrying value of these investments using Level 3 inputs, which include cash flow projections, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no impairments to the fair value of these investments for all periods presented.

Financial Instruments not Measured at Fair Value

Some of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, short-term debt and accounts payable are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.

At March 31, 2012, the carrying value of $11,930,000 of our long-term debt approximated the fair value because our multicurrency revolving credit agreement, or the Credit Agreement, which was established on December 29, 2009 and amended on September 30, 2010 and December 29, 2010, carries a variable rate of interest which is adjusted periodically and reflects current market conditions. Also see Note 6 below.

6. Debt

As of March 31, 2012 and December 31, 2011, our debt consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Short-term debt:
SCI convertible promissory note	$274	$274
Long-term debt:
Term loan	11,930	11,013

	$12,204	$11,287

On August 10, 2010, SCI issued a one year, 11% interest Convertible Promissory Note totaling $400,000 to its shareholders. As a 64% holder of SCI, a $254,000 note was issued to LoJack and is eliminated in consolidation. The remaining $146,000 due to the non-controlling holders of SCI was classified as short-term debt on our consolidated balance sheet. On October 14, 2011, a new 11% Convertible Promissory Note totaling $752,000 and maturing on October 1, 2012, was issued, replacing the outstanding principal and interest under the original note. Our portion of the new note, which was $478,000, is eliminated in consolidation. The amount of the note due to non-controlling holders of SCI, $274,000, is considered a third party loan and is classified as short-term debt on our consolidated balance sheet.

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

As of March 31, 2012, we had total outstanding borrowings of CAD $11,900,000 under the Credit Agreement (equivalent to USD $11,930,000, converted using the CAD to USD exchange rate at March 31, 2012). The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of March 31, 2012 was 3.914%. As of March 31, 2012, we also had three outstanding irrevocable letters of credit in the aggregate amount of $976,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.

The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends is permitted under the Credit Agreement but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the loans under the facility. At March 31, 2012, we had borrowing availability of $16,820,000, which was not limited by the results of our borrowing base calculation for the three months then ended. At March 31, 2012, we were in compliance with all of the financial covenants in the Credit Agreement.

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

7. Comprehensive Income

Total accumulated other comprehensive income and its components were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Marketable Securities	Total Accumulated Other Comprehensive Income
Balance at December 31, 2011	$6,266	$169	$6,435
Foreign currency translation adjustments	(259)	—	(259)
Unrealized gain on marketable securities	—	137	137

Balance at March 31, 2012	$6,007	$306	$6,313

8. Income Taxes

We recorded a worldwide provision for income taxes of $257,000 for the three months ended March 31, 2012. The effective tax rate is significantly higher than the U.S. statutory rate as a result of having a small consolidated pre-tax loss for the quarter and recording a tax provision for the three months ended March 31, 2012, which is primarily related to the earnings of our profitable Irish subsidiary. We did not record a benefit for the losses of the U.S. and our non-Irish foreign subsidiaries as we maintain a full valuation allowance against the net deferred tax assets in these jurisdictions.

We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue, stock compensation and net operating loss carryforwards. The FASB authoritative guidance on accounting for income taxes requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We maintain a full valuation allowance against our net U.S. deferred tax assets, which was recorded during the second quarter of 2010, and did not recognize any deferred tax benefits related to U.S. net losses incurred during the three months ended March 31, 2012 and 2011. We expect to maintain a full valuation allowance on our net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

9. Segment Reporting

We have three separately managed and reported business segments: North America, International and All Other.

Our North America segment includes our domestic operations, which sells products that operate in all or a portion of 28 states and the District of Columbia in the United States, and Boomerang, a provider of stolen vehicle recovery products and services in Canada.

Our International segment includes our international operations, which sells products and licenses or owns and operates LoJack proprietary vehicle recovery technology in more than 30 countries and territories throughout Europe, Africa and Latin America and through our wholly owned subsidiary in Italy, LoJack Italia, SRL, or LoJack Italia.

All Other includes the results of LoJack SafetyNet and SCI. LoJack SafetyNet and SCI provide technology for the tracking and rescue of people with cognitive conditions such as autism or Alzheimer’s who are at risk of wandering and the recovery of valuable cargo and business information, respectively.

The following table presents information about our operating segments for the three months ended March 31, 2012 and 2011 (in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods considered to be reasonable by our management.

	North America Segment	International Segment	All Other	Consolidated
Consolidated Statements of Operations Data
Three Months Ended March 31, 2012
Revenue	$27,123	$6,275	$904	$34,302
Depreciation and amortization	1,145	21	31	1,197
Operating (loss) income	(696)	357	(306)	(645)

Three Months Ended March 31, 2011
Revenue	$22,367	$7,214	$758	$30,339
Depreciation and amortization	1,539	107	121	1,767
Operating (loss) income	(3,134)	942	(451)	(2,643)

10. Commitments and Contingent Liabilities

As of March 31, 2012, we were subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.

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

Also on March 21, 2011, the Company received a separate demand for arbitration with the American Arbitration Association, filed by the same licensee, alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimant sought, amongst other things, $289,500,000 in actual damages, treble damages, attorneys fees, and declaratory and injunctive relief. On July 6, 2011, claimants voluntarily withdrew their application for arbitration and Tracker do Brasil LTDA commenced the below discussed lawsuit against LoJack Equipment Ireland, Ltd., or LoJack Ireland, requesting that a Massachusetts Court order LoJack Ireland to submit to arbitration before the American Arbitration Association’s International Centre for Dispute Resolution, without limitation or precondition. On July 7, 2011, LoJack Ireland was served by Tracker do Brasil LTDA with the aforementioned lawsuit which was filed in Norfolk Superior Court in Massachusetts. The lawsuit alleged interference with contractual relations, fraud/intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A relating to product pricing and the fulfillment of purchase orders for the licensee. The claimant sought, amongst other things, $289,500,000 in actual damages, treble damages, attorneys’ fees, and declaratory and injunctive relief. The claimant also sought a court order compelling arbitration and staying the case in Norfolk Superior Court during the pendency of the arbitration. On September 1, 2011, the parties stipulated to the entry of an order that the dispute relating to product pricing and the fulfillment of purchase orders to the licensee would be re-filed for arbitration with the International Centre for Dispute Resolution for arbitration in accordance with the ICDR’s rules, and that Tracker do Brasil LDTA’s complaint before the Superior Court be dismissed without prejudice.(the “Arbitration Order”)

On September 27, 2011, the Company received Tracker do Brasil LTDA’s re-filed arbitration demand against LoJack Equipment Ireland Ltd. before the International Centre for Dispute Resolution. The filing alleges interference with contractual relations, fraud/intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimant seeks, amongst other things, $55,000,000 in actual damages, treble damages, attorneys fees, declaratory and injunctive relief.

On November 22, 2011, LoJack Equipment Ireland, Ltd brought a counterclaim against Tracker do Brasil LDTA. The counterclaim asserts Tracker do Brasil LTDA’s breach of contract, breach of the implied covenant of good faith and fair dealing, business defamation, negligent misrepresentation, and violation of Mass. Gen. Laws c. 93A, seeking recovery of monetary damages from past and continuing economic injury as well as damages and reasonable attorneys’ fees and costs under Mass. Gen. Laws c. 93A. Tracker do Brasil LDTA has contested the arbitrability of the counterclaims and LoJack Equipment Ireland, Ltd has filed a motion for summary disposition seeking to dismiss Tracker do Brasil LDTA’s arbitration demand in its entirety.

Given the current stage of this matter, we cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation. However, the Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.

California Class Action Litigations

Employee Claims

On April 5, 2006, Mike Rutti vs. LoJack Corporation, Inc. was filed in the United States District Court for the Central District of California, or the District Court, by a former employee alleging violations of the Fair Labor Standards Act, or the FLSA, the California Labor Code, and the California Business & Professions Code, and seeking class action status, or the Federal Court Case. In September 2007, our motion for summary judgment was granted and the District Court dismissed all of the plaintiff’s federal law claims. The plaintiff appealed the grant of summary judgment to the United States Court of Appeals for the Ninth Circuit, or the Ninth Circuit, and, in August 2009, the Ninth Circuit affirmed the District Court’s grant of summary judgment on all claims except as to the claim for compensation for the required postliminary data transmission, or the Data Transmission Claim, for which the dismissal was reversed. The plaintiff filed a petition for rehearing and, on March 2, 2010, the Ninth Circuit amended its decision to affirm the District Court’s grant of summary judgment on all claims except as to (a) the Data Transmission Claim and (b) the claim for compensation for commuting under state law, or the Commuting Claim. The plaintiff later sought to pursue the Commuting Claim in the State Court Case defined and referenced below. The plaintiff moved for conditional certification of the Data Transmission Claim under the FLSA and, on January 14, 2011, the District Court granted the plaintiff’s motion. On October 7, 2011, the parties filed a joint stipulation with the District Court stating that they had reached a settlement of the Data Transmission Claim. On November 7, 2011, the parties filed a joint motion for approval of the settlement as required by the FLSA. Pursuant to the terms of the settlement, the Federal Court Case would be dismissed, the plaintiffs would release the Company of the claims asserted in the Federal Court Case and all other wage-and-hour claims (except, in the case of two plaintiffs, the claims asserted in the State Court Case) and the Company would pay to the plaintiffs an aggregate amount of approximately $115,000 and pay to their attorneys an amount for attorneys’ fees and costs to be determined by the District Court upon motion but not to exceed $1,100,000. During the year ended December 31, 2011, we recorded an accrual in the amount of $1,250,000 with respect to the terms of the Federal Court Case settlement, of which $1,100,000 remained accrued at March 31, 2012. Nothing in the settlement would constitute an admission of any wrongdoing, liability or violation of law by the Company. Rather, the Company has agreed to the settlement to resolve the Federal Court Case, thereby eliminating the uncertainties and expense of further protracted litigation. On November 28, 2011, the District Court approved the settlement with the plaintiff and dismissed the Federal Court Case with prejudice. The District Court is currently considering the plaintiff’s attorney’s application for payment of their fees and costs, to which the Company has filed an objection. The Company is awaiting the District Court’s ruling on the attorney’s fee application.

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

On July 29, 2011, the Superior Court granted class certification of the remaining claims except for a vehicle maintenance expense reimbursement claim. Thus, in the State Court Case, there currently are 16 certified claims, including the Commuting Claim; a Data Transmission Claim arising under state law; claims for various amounts of unpaid time; claims for reimbursement of work tools expenses and the cost of washing a Company vehicle; claims for unfair competition under California Business and Professions Code section 17200; and claims for waiting-time penalties and penalties under the California Labor Code Private Attorneys General Act. The trial date of the State Court Case originallty scheduled for July 2012 has been continued, and has not yet been rescheduled.

In the State Court Case, the plaintiffs, on behalf of the class, seek unpaid wages, penalties, interest and attorneys’ fees.

The Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.

As of December 31, 2011, we had recorded an accrual in the amount of $970,000, with respect to certain of the above claims in the State Court Case based on our best estimates, where a potential loss is considered probable. We have estimated our range of possible loss with respect to the State Court Case to be between $970,000 and $30,000,000.

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

In 2011, we recorded an accrual in the amount of $570,000, with respect to the terms of the settlement, including a $135,000 accrual relating to the twelve month warranty extension, which did not have a material impact on our consolidated financial position or results of operations. As of March 31, 2012, we have substantially satisfied our obligation under the terms of the settlement.

New York Litigation

On October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc. against LoJack Corporation in United States District Court for the Eastern District of New York, or the New York Court, alleging breach of contract, misrepresentation, and violation of the New York franchise law, violation of Mass. Gen. Laws c. 93A and Robinson-Patman Act, amongst other claims. The plaintiff seeks damages of $10,000,000, punitive damages, interest and attorney’s fees, and treble damages. On December 14, 2010, the Company filed a motion to dismiss all claims. On February 1, 2011, the plaintiff filed a motion to amend the complaint and sought to add a claim for breach of fiduciary duty. On February 15, 2011, the Company filed its opposition to the motion to amend and sought the dismissal of all claims.

On September 30, 2011, the New York Court ruled on the pending motions and denied, as futile, the plaintiff’s request to amend the complaint with respect to the misrepresentation, New York franchise law, violation of Mass. Gen. Laws c. 93A and breach of fiduciary duty claims. The New York Court granted the plaintiff permission to re-plead the tortious interference with business relations and Robinson-Patman Act claims. The breach of contract and breach of covenant of good faith and fair dealing claims also remain viable.

On October 14, 2011, the plaintiff filed a motion for reconsideration of the dismissal of the violation of Mass. Gen. Laws c. 93A and the violation of the New York franchise law claims. The Company opposed such motion and is awaiting the New York Court’s ruling.

On November 21, 2011, the plaintiff filed its First Amended Complaint, alleging breach of contract, breach of covenant of good faith and fair dealing, tortious interference with business relations, violation of New York Franchise Law, violation of Mass. Gen. Laws c. 93A and Robinson-Patman Act, amongst other claims. The Company has moved to strike the First Amended Complaint in its entirety, including those portions of the First Amended Complaint previously dismissed or subject to the pending motion for reconsideration. The Company is awaiting the New York Court’s ruling.

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

ICMS Tax Assessment

On November 11, 2011, our subsidiary, LoJack do Brasil LTDA received notification of an inspection by the tax authorities of the state of Sao Paolo, Brazil regarding the payment of ICMS (State VAT) tax. The notification concerns imports which occurred during the time period from January 1, 2007 through December 31, 2009. The Company believes that this inspection could lead to a potential assessment. The inspection and potential assessment arise from a long running dispute between the Brazilian states of Espirito Santo and Sao Paolo regarding to which state companies like LoJack do Brasil LTDA should pay ICMS tax on imports.

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

Battery Evaluation

During the first quarter of 2012, we identified some batteries manufactured for us by a third party that do not meet our technical specifications. These batteries relate to our Early Warning product for the North American market. Our relevant insurance policy provides up to $5,000,000 of coverage and includes a self-insured retention of $100,000. We believe this policy could minimize the possible financial exposure from this issue. We have accrued an estimated probable loss of approximately $500,000 before any insurance or third party recovery as of March 31, 2012. To date, we have not received confirmation from our insurance carrier that the full cost of this issue will be covered by insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Safe Harbor Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 and other securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our expected capital expenditures, our objectives and plans for future operations and products and our expected liquidity, revenue, profit and capital expenditures and resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: (i) the continued and future acceptance of our products and services; (ii) our ability to obtain financing from lenders; (iii) the outcome of ongoing litigation involving the company; (iv) the rate of growth in the industries of our customers; (v) the presence of competitors with greater technical, marketing, and financial resources; (vi) our customers’ ability to access the credit markets; (vii) our ability to promptly and effectively respond to technological change to meet evolving customer needs; (viii) our ability to successfully expand our operations; (ix) changes in general economic or geopolitical conditions, including the European debt crisis; (x) conditions in the automotive retail market; and (xi) the expected timing of purchases by our customers. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning us, reference is made to Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our other periodic filings with the Securities and Exchange Commission.

We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a leading global provider of technology products and services for the tracking and recovery of valuable mobile assets and people with cognitive conditions such as autism or Alzheimer’s who are at risk of wandering, or people at risk. Our proprietary technology, wireless network and unique integration with law enforcement agencies provide an effective means for the tracking and recovery of stolen vehicles, construction equipment, motorcycles, cargo and people at risk.

We have three separately managed and reported business segments: North America, International and All Other. Our North America segment is comprised of our domestic operation, which sells products and services that operate in 28 states and the District of Columbia in the United States, as well as our wholly owned subsidiary, Boomerang, a provider of stolen vehicle recovery products in Canada. Our International segment sells products, licenses or owns and operates LoJack proprietary vehicle recovery technology in more than 30 countries and territories throughout Europe, Africa and Latin America and through our wholly owned subsidiary in Italy, LoJack Italia, SRL, or LoJack Italia. Our All Other segment includes LoJack SafetyNet and SCI, which are providers of technology for the tracking and rescue or recovery of people at risk and of valuable cargo and business information, respectively.

North America Segment

Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning, and extended warranty products to consumers. Approximately 85% of our sales in the United States market are made through a distribution network consisting of dealers of new and used automobiles. We believe that we have strong consumer brand awareness in the United States.

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

We record additions to deferred revenue for the monitoring service related to our LoJack Early Warning product and for certain warranty products for which we are the primary obligor of the underlying contract. We typically receive full payment within 60 days of the transaction, but recognition of the deferred revenue is recognized over the estimated life of the product or service. During the last quarter of 2011, we transferred the servicing and liability obligations for the majority of our extended warranty contracts originated in 2010 to a third party, eliminating any additional services or liability exposure as the primary obligor for those contracts. During the first quarter of 2012, we transferred the servicing and liability obligations for the majority of our extended warranty contracts originated in 2011 to the third party and, beginning in 2012, all servicing and liability obligations associated with new contracts sold are being transferred to the third party upon purchase by the consumer. As such, for the majority of extended warranty contracts originated after 2011, we will recognize revenue upon delivery as opposed to deferring the revenue and recognizing it over the life of the contract.

Our revenue in Canada is derived primarily from the service contracts related to the sale and installation of Boomerang Espion, Boomerang Espion Alert, Boomerang, Boomerang2 and BoomerangXpress Units. Customers who purchased a Boomerang Unit (prior to the transition to LoJack Units) were required to enter into a service contract with Boomerang. The terms of service contracts offered ranged from 12 to 60 months and were generally payable in full upon the activation of the related unit or renewal of a previous service contract. Customers were also offered a month-to-month option. Beginning in 2011, Boomerang introduced the LoJack technology in Canada in the province of Quebec and the business model and product offerings are now similar to those of the United States. In January of 2012, the LoJack technology was introduced in Ontario.

Many insurance companies based in Quebec offer rebates to customers who install a Boomerang or LoJack Unit in their vehicles, and in some instances, insurance companies require installation of a Boomerang or LoJack Unit in such vehicles.

International Segment

Internationally, our stolen vehicle recovery technology is operational in more than 30 countries and territories around the world. We have existing licensees in South America, Mexico, the Caribbean, Africa and Europe. Revenue from this segment consists of product and infrastructure sales to our licensees, royalties and license fees.

We record additions to deferred revenue for international license fees and recognize the revenue over the term of the license (generally ten years). Royalty revenue is recognized when earned.

Italy is the only country outside of North America where we own and operate a stolen vehicle recovery network. Consumers who purchase LoJack Units in Italy are also required to enter into a service contract with LoJack Italia. The terms of service contracts offered range from 12 to 84 months and are payable in full either upon activation of the related unit or renewal of the stolen vehicle recovery service or on a monthly basis. Service revenue from these contracts is deferred and recognized over the term of the service contract.

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

Key Economic Factors and Trends and our Business

During 2011, global economic growth slowed to an estimated 3%, as the worsening debt crisis in Europe, natural disasters in Japan and Thailand, and moderating economic growth in several key newly-developed and emerging markets all contributed to slow growth. During 2012, global economic growth is expected to remain in the 3% range. The European debt crisis represents a key risk to economic growth. The current economic performance in many European countries, particularly Greece, Ireland, Italy, Portugal and Spain, is being impacted by excessive government debt levels and the resulting budget austerity measures that are contributing to weak economic growth.

North America Segment

The U.S. automotive industry experienced a strong start to 2012, with retail sales increasing by 11% during the first quarter as compared to the same period in 2011. Industry experts expect this trend to continue throughout the year and are projecting growth of approximately 10% for both retail and total light vehicle sales for 2012. There are many factors which create a favorable outlook for the consumer demand for new vehicles, including an average vehicle age of almost 11 years, historically low interest rates, increasing credit availability, adequate inventories of new vehicles and new vehicle models being added to manufacturers’ product lines. These factors, in addition to limited used vehicle inventories and higher used car prices, combine to make new car purchases attractive to consumers and profitable for those in the value chain.

Gas prices continued to rise during the first quarter of 2012 but have yet to negatively impact the demand for new vehicles. Estimates on the potential impact of rising gas prices are varied; however the industry consensus is that demand will remain strong into the mid to high $4 per gallon price range. As gas prices have risen, the industry has seen an increase in the sales of compact and sub-compact vehicles, which is consistent with the short-term behavioral changes seen with historical temporary gas price hikes. It is unclear how a sustained period of high gas prices would impact manufacturers’ model mix, particularly given consumer preference to stay with their current vehicle type and the improving fuel economy across the fleet.

While there continues to be variability in growth rates amongst brands, the amount of variability and unfavorable brand rotation that impacted our performance during 2011 has begun to moderate. This trend may have positive effects on our business if our more highly penetrated brands return to growth and regain market share and we are successful in continuing to broaden our brand portfolio to include other brands with above average growth.

The favorable market conditions and the increase in inventory levels amongst Japanese manufacturers following the supply interruption caused by last year’s tsunami has resulted in increased dealer receptivity to our bulk installation programs and increased volumes within existing standard and bulk installation accounts. Additionally, the solid close to 2011 and optimistic start for the U.S. automotive market during the first quarter of 2012 have created higher confidence levels amongst automotive dealers and manufacturers.

Demand for our heavy equipment, or commercial, product was strong during the first quarter of 2012 and there has been a high level of interest in our recently announced ruggedized self-powered product. The majority of the growth in the commercial industry is derived from rentals, where industry growth of close to 7% is expected in 2012. While some of the rental growth in 2012 is expected to come from increased demand as the construction industry recovers, the economic benefits of renting generally have more customers adopting the rental model to meet their project needs. We believe that the commercial LoJack Unit offers an appealing option to rental companies and small business owners looking for effective asset management solutions.

In our Canadian business, we have built out and launched the LoJack technology while increasing our emphasis in both the commercial and dealer channels as well on our expansion in the Ontario market. Increased competition and fewer insurance mandates have challenged our growth within the insurance market in the province of Quebec. Demand for our commercial product in the Canadian market has been strong, particularly in the province of Ontario. In addition, our reentrance into the automotive dealership channel in Ontario with LoJack technology has been met with favorable responses from dealers.

International Segment

Our international business declined from 2011 as a result of reduced shipments to a number of our licensees. In the past, we have experienced some quarterly fluctuation in purchases in the International segment, with sales in many of our international markets tending to be higher in the fourth quarter of the year as licensees seek to achieve lower pricing with higher annual unit purchases. We also are experiencing downward pricing pressure and reductions in unit volumes in a number of our markets due to a variety of factors that vary from country to country. Those factors include the relative maturity of the stolen vehicle recovery market in certain highly developed territories, re-use of our products in certain territories, declining theft rates in certain territories and increasing competitive pressures by both Radio Frequency, or RF, and GPS based tracking systems. We also are faced with uncertainty regarding developing governmental regulations in Argentina and Brazil that may affect sales to our licensees in those countries. Certain of our European territories are experiencing an economic downturn, which is adversely affecting the sale of new vehicles and our products, mitigated in part by a positive market response to our new self-powered product.

Our business in Italy is continuing to gain traction and delivered growth in terms of both revenue and subscribers during 2011 and the first three months of 2012. We entered 2012 with approximately 20,200 subscribers in Italy, and continued growing the number of monthly subscribers, adding approximately 2,200 net new subscribers in Italy during the three months ended March 31, 2012. While we continue to grow our business in Italy, our overall performance is slower than planned in part due to the overall weakness in the Italian economy, tightened access to credit by both our channel partners and consumers and the continuing decline in new vehicle registrations. During the first three months of 2012, new vehicle registrations are reported to have declined by 21% as compared to the same period in 2011.

All Other Segment

The challenges we have faced in the automotive sector have reinforced the importance of our diversification efforts, which include the extension of the LoJack brand and the introduction of products for cargo and people at risk.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies and estimates which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition and deferred revenue, accounts receivable, valuation of investments, and income taxes. See the section entitled “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion of our critical accounting policies and estimates.

Recently Adopted Accounting Guidance

See Note 1 to the accompanying condensed consolidated financial statements for accounting standards adopted in 2012.

Results of Operations for the three months ended March 31, 2012 versus the three months ended March 31, 2011

Revenue

Revenue for the three months ended March 31, 2012 increased by $3,963,000 as compared to the same period in 2011. The following table presents revenue by our segments (in thousands):

	Three Months Ended March 31,		Percentage Change
	2012	2011	2012 vs. 2011
North America	$27,123	$22,367	21%
International	6,275	7,214	(13)
All Other	904	758	19

Total revenue	$34,302	$30,339	13%

Revenue related to our North America segment increased by $4,756,000 for the three months ended March 31, 2012, as compared to the same period in 2011.

Revenue in North America for our dealer channel increased 24% when compared to the same period in 2011. Revenue in North America from our heavy equipment, or commercial, channel increased 92% over the same period in 2011. Our motorcycle and direct distribution channels in the United States market saw revenue declines of 16% and increases of 44%, respectively, as compared to the same period in 2011.

The 21% increase in our North America segment revenue for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily attributable to:

•

An increase of $3,597,000 in revenue from our warranty products. The increase was primarily due to the transfer of the servicing and liability obligations for the majority of our extended warranty contracts originated in 2011 to a third party as the primary obligor during March 2012, thus eliminating any additional services or future liability for the Company from those contracts. As a result, approximately $3,134,000 of previously recorded deferred revenue that was being recognized over time was accelerated and recognized as current revenue during the first quarter of 2012;

•	An increase of $1,119,000, or 8%, in revenue from LoJack Units, primarily due to an 11% increase in the number of units sold, partially offset by a 3% decrease in average revenue per unit; and

•	An increase of $407,000, or 19%, in revenue from our Early Warning product; partially offset by

•

A decrease of $351,000, or 13%, in revenue from our Canadian business, primarily driven by a $530,000, or 21%, decrease in service revenue as the average number of total Canadian subscribers dropped 20% to 48,405 for the three months ended March 31, 2012 as compared to 60,688 for the same period in 2011. The decrease in service revenue was partially offset by a $179,000, or 72%, increase in unit revenue primarily due to a 67% increase in the number of base units sold from 1,052 to 1,761 and a 3% increase in average revenue per unit.

Revenue related to our International segment decreased $939,000 for the three months ended March 31, 2012, as compared to the same period in 2011. The decrease was primarily due to a decrease of $947,000, or 16%, in product revenue from our licensees due to a 28,000, or 32%, decrease in the number of units sold in the first quarter of 2012 compared to the same period in 2011, partially offset by a 24% increase in average revenue per unit.

Revenue related to our All Other segment increased $146,000 for the three months ended March 31, 2012 compared to the same period in 2011. The increase was primarily due to an increase of $177,000, or 26% in revenue from SCI, partially offset by a decrease of $32,000, or 46%, in SafetyNet revenue for the three months ended March 31, 2012 as compared to the same period in 2011.

Cost of Goods Sold

The following table presents cost of goods sold by our segments (in thousands):

	Three Months Ended March 31,		Percentage Change 2012 vs. 2011
	2012	2011
North America	$12,618	$11,308	12%
International	2,737	3,730	(27)
All Other	284	261	9

Total cost of goods sold	$15,639	$15,299	2%

As a percentage of total revenue, total cost of goods sold was 46% and 50% for the three months ended March 31, 2012 and 2011, respectively.

As a percentage of North America revenue, cost of goods sold relating to our North America segment was 47% and 51% for the three months ended March 31, 2012 and 2011, respectively. The decrease in cost of goods sold as a percentage of revenue was largely due to the recognition of $3,134,000 of previously deferred revenue upon the transfer of the servicing and liability obligations for the majority of our extended warranty contracts originated in 2011 to a third party as the primary obligor during March 2012, partially offset by an accrual of approximately $500,000 related to the battery evaluation discussed in Note 10 of the accompanying condensed consolidated financial statements. Additionally, cost of goods sold as a percentage of revenue decreased as lower defect costs were incurred in our Boomerang business during the three months ended March 31, 2012 as compared to the same period in 2011 due to the transition from Boomerang Units to LoJack Units during 2011.

As a percentage of International revenue, cost of goods sold relating to our International segment was 44% and 52% for the three months ended March 31, 2012 and 2011, respectively. The decrease in cost of goods sold as a percentage of revenue was primarily due to lower unit sales resulting in an increase in average revenue per unit based on the volume pricing model for our licensees.

As a percentage of All Other revenue, our cost of goods sold associated with the All Other segment for the three months ended March 31, 2012 and 2011 was 31% and 34%, respectively. The decrease in cost of goods sold as a percentage of revenue was primarily due to an increase in volume at SCI, resulting in lower fixed cost of goods sold per unit.

Operating Expenses

The following table presents our operating expenses (in thousands):

	Three Months Ended March 31,		Percentage Change 2012 vs. 2011
	2012	2011
Product development	$1,514	$1,449	4%
Sales and marketing	6,969	6,585	6
General and administrative	9,685	7,983	21
Depreciation and amortization	1,140	1,666	(32)

Total operating expenses	$19,308	$17,683	9%

Product Development

As a percentage of total revenue, product development expenses were 4% and 5% for the three months ended March 31, 2012 and 2011, respectively.

Product development expenses increased $65,000 for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to an increase of $84,000 in compensation expenses and a $94,000 increase in research and development expenses, partially offset by a $58,000 decrease in travel expenses and a $37,000 decrease in office rent expense.

Sales and Marketing

As a percentage of total revenue, sales and marketing expenses were 20% and 22% for the three months ended March 31, 2012 and 2011, respectively.

The increase of $384,000 in sales and marketing expenses for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily attributable to an increase in advertising expenses of $241,000, an increase in bad debt expenses of $74,000, an increase of $48,000 in production agency expense and an increase of $56,000 in travel expenses, partially offset by a $45,000 decrease in total compensation expense.

General and Administrative

As a percentage of total revenue, general and administrative expenses were 28% and 26% for the three months ended March 31, 2012 and 2011, respectively.

The increase of general and administrative expenses of $1,702,000 for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily attributable to:

•

Increased compensation expenses of $863,000, primarily attributable to an increase of $186,000 in salaries expenses, an increase of $176,000 in other compensation expenses, an increase of $248,000 in bonus expense and a $241,000 increase in benefits expense; and

•	An increase of $402,000 due to a reversal recorded during the first quarter of 2011 of an accrual for custom tariffs no longer owed.

The remaining increase related to smaller changes in various other general and administrative expense accounts.

Depreciation and Amortization

As a percentage of total revenue, depreciation and amortization expense was 3% and 5% for the three months ended March 31, 2012 and 2011, respectively.

Depreciation and amortization expense decreased by $526,000 for the three months ended March 31, 2012 as compared to the same period in 2011. The decrease is primarily related to retirement of assets and certain assets becoming fully depreciated during 2011 and the three months ended March 31, 2012.

Other Income (Expense)

The following table presents our other income (expense) (in thousands):

	Three Months Ended March 31,		Percentage Change 2012 vs. 2011
	2012	2011
Interest income	$38	$730	(95)%
Interest expense	(170)	(164)	4
Other income (expense)	739	666	11

Total other income (expense)	$607	$1,232	(51)%

Total other income for the three months ended March 31, 2012 decreased by $625,000 from the same period in 2011. The decrease is primarily attributable to decreased interest income of $692,000 due to a decrease in interest realized on the outstanding accounts receivable balances of some of our international licensees as compared to the same period in 2011 and a $764,000 decrease in gains related to foreign currency transactions. These decreases were partially offset by a $688,000 increase in the income associated with our marketable securities, primarily due to a $684,000 increase in the market value of our investment in the common stock of Absolute Software, and a $126,000 increase in dividend income primarily due to dividends received from our Mexican licensee.

Provision for Income Taxes

We recorded a worldwide provision for income taxes of $257,000 for the three months ended March 31, 2012. The effective tax rate is significantly higher than the U.S. statutory rate as a result of having a small consolidated pre-tax loss for the quarter and recording a tax provision for the three months ended March 31, 2012 which is primarily related to the earnings of our profitable Irish subsidiary. We did not record a benefit for the losses of the U.S. and our non-Irish foreign subsidiaries as we maintain a full valuation allowance against the net deferred tax assets in these jurisdictions.

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

Net Loss Per Share Attributable to LoJack Corporation

As a result of the foregoing, the net loss attributable to LoJack Corporation decreased by $1,298,000, from $1,606,000 for the three months ended March 31, 2011 to $308,000 for the three months ended March 31, 2012. For the three months ended March 31, 2012 and 2011, the net loss per share attributable to LoJack Corporation was $0.02 and $0.09, respectively, per diluted share.

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

The outstanding borrowings under the Credit Agreement totaled CAD $11,900,000 as of March 31, 2012 (equivalent to USD $11,930,000, converted using the CAD to USD exchange rate at March 31, 2012). The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of March 31, 2012 was 3.914%. As of March 31, 2012, we also had three outstanding irrevocable letters of credit in the aggregate amount of $976,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.

The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends is permitted under the Credit Agreement but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of loans under the facility. At March 31, 2012, we had borrowing availability of $16,820,000, which was not limited by the results of our borrowing base calculation for the three months then ended. At March 31, 2012, we were in compliance with all financial covenants in the Credit Agreement.

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

On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock under a trading plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, or the Exchange Act, and additionally renewed the remaining management discretion authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the Repurchase Plan; however, we did not repurchase any shares during the first quarter of 2012. At March 31, 2012, 1,312,945 shares remained available for repurchase under the Repurchase Plan.

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

For the three months ended March 31, 2012, we had capital expenditures of $351,000. We expect our total capital expenditures for 2012 to be between $4,000,000 and $5,000,000. We have funded our 2012 expenditures to date out of our working capital of $48,633,000 and also expect to fund the remainder out of our existing working capital, which included $44,292,000 of cash and cash equivalents as of March 31, 2012. Nondiscretionary capital expenditures budgeted for 2012 include $500,000 to $1,000,000 for enhancement of our core tracking and recovery technology. Discretionary expenditures for 2012, which could be delayed to a future period, include $2,000,000 to $2,500,000 for additional hardware infrastructure and system upgrades. However, we currently have no plans to delay these projects or reduce these spending levels.

We earn a significant amount of our operating income outside the U.S., which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, $28,915,000 of cash and cash equivalents are held by foreign subsidiaries at March 31, 2012. Of the $28,915,000 of cash and cash equivalents held by foreign subsidiaries, $26,731,000, or 92%, is held in USD denominated accounts, with the remaining $2,184,000 held in foreign currency denominated accounts. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash, cash equivalents, short-term investments, cash flows from operations and our borrowing capacity under our Credit Agreement to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

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

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2012	2011
Cash (used) provided by:
Operating activities	$(5,725)	$(1,155)
Investing activities	(344)	(593)
Financing activities	627	2,545
Effect of exchange rate changes on cash	89	(433)

(Decrease) increase in cash and cash equivalents	$(5,353)	$364

Cash used by operating activities increased by $4,570,000 during the three months ended March 31, 2012, compared to the same period in 2011. The increase was primarily attributable to an increase in cash used by other working capital items of $5,910,000 partially offset by a net decrease of $1,340,000 in net losses excluding non-cash items.

Investing activities used $344,000 of cash during the three months ended March 31, 2012, as compared to using $593,000 of cash during the same period in 2011. The $249,000 decrease in cash used for investing activities was primarily due to a decrease of $342,000 in capital expenditures, partially offset by a decrease in restricted cash activity of $100,000.

Cash provided by financing activities decreased $1,918,000 during the three months ended March 31, 2012, as compared to the same period in 2011. The decrease was primarily attributable to a decrease of $1,826,000 in proceeds from our debt and short term borrowings under our existing Credit Agreement, a decrease of $40,000 in cash received in connection with stock options exercised during the period, and an increase in tax withholdings related to stock grants and lapses of $52,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have limited exposure to market risk due to the nature of the financial instruments carried on our consolidated balance sheet. Our financial instruments as of March 31, 2012 consisted of cash and cash equivalents, marketable securities, other assets, accounts receivable, accounts payable, accrued liabilities, long-term debt and credit facilities. Our financial position is subject to market risk, including, but not limited to, changes in the value of financial instruments including those resulting from changes in interest rates, foreign currency exchange rates and market valuation. As of March 31, 2012, the fair value of these financial instruments approximated their carrying values.

We are exposed to changes in interest rates primarily through amounts outstanding under our Credit Agreement. As of March 31, 2012, we analyzed the effect of interest rates on our variable-rate Credit Agreement, for which there was CAD $11,900,000 (USD $11,930,000) of outstanding borrowings as of March 31, 2012. Based on the outstanding borrowings under the Credit Agreement at March 31, 2012, a 1% increase in the interest rate would result in an additional $119,000 of annual interest expense.

We are subject to foreign currency risk through our international operations. As of March 31, 2012, we held cash denominated in foreign currencies, primarily in Euro, Canadian Dollar, and Brazilian Real. These assets accounted for approximately 5% of our total cash and cash equivalents at March 31, 2012. We translate accounts for subsidiaries whose functional currency is not the U.S. Dollar using exchange rates in effect at period-end for assets and liabilities, and exchange rates averaged over the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the consolidated statement of operations. As a result, both positive and negative currency fluctuations against the U.S. Dollar may affect our results of operations and accumulated other comprehensive income. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of our International segment revenue is denominated in U.S. Dollars. This situation may change in the future if revenue earned and expenses incurred denominated in foreign currencies increases.

We manage future foreign exchange risk exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge is cost effective. As of March 31, 2012, we had no derivative contracts outstanding. We do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off balance sheet financing transactions. We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.

We are exposed to market valuation risks related to securities we hold that are carried at fair value. Our marketable securities consist of Absolute common stock carried at fair value in the financial statements. Significant changes in the market price of Absolute’s common stock could result in significant changes in other income (expense). Based on the 366,500 shares held as of March 31, 2012, a $1.00 change in the market price of Absolute’s common stock would result in a $367,000 increase/decrease in the fair value of the shares. Our other assets include our investment in our French licensee, in the form of a publicly traded common stock, accounted for as an available-for-sale security and valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. During the three months ended March 31, 2012 and 2011, we recorded unrealized gains of $137,000 and $71,000, respectively, in accumulated other comprehensive income. Realized gains and losses on available-for-sale securities are included in other income (expense).

As of March 31, 2012, we held $44,292,000 of cash and cash equivalents. Of this balance, $2,184,000, or 5%, is denominated in foreign currencies, including the Canadian Dollars, Euro and Brazilian Real. The remaining $42,108,000, or 95%, is denominated in U.S. Dollars. At March 31, 2012, $22,372,000, or 53%, of our total cash and cash equivalents balance was held in money market accounts, with the remaining $20,920,000 held in traditional deposit accounts.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2012, we were subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.

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

On July 29, 2011, the Superior Court granted class certification of the remaining claims except for a vehicle maintenance expense reimbursement claim. Thus, in the State Court Case, there currently are 16 certified claims, including the Commuting Claim; a Data Transmission Claim arising under state law; claims for various amounts of unpaid time; claims for reimbursement of work tools expenses and the cost of washing a Company vehicle; claims for unfair competition under California Business and Professions Code section 17200; and claims for waiting-time penalties and penalties under the California Labor Code Private Attorneys General Act. The trial date of the State Court Case originally scheduled for July 2012 has been continued, and has not yet been rescheduled.

In the State Court Case, the plaintiffs, on behalf of the class, seek unpaid wages, penalties, interest and attorneys’ fees.

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

New York Litigation

On October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc. against LoJack Corporation in United States District Court for the Eastern District of New York, or the New York Court, alleging breach of contract, misrepresentation, and violation of the New York franchise law, violation of Mass. Gen. Laws c. 93A and Robinson-Patman Act, amongst other claims. The plaintiff seeks damages of $10,000,000, punitive damages, interest and attorney’s fees, and treble damages. On December 14, 2010, the Company filed a motion to dismiss all claims. On February 1, 2011, the plaintiff filed a motion to amend the complaint and sought to add a claim for breach of fiduciary duty. On February 15, 2011, the Company filed its opposition to the motion to amend and sought the dismissal of all claims.

On September 30, 2011, the New York Court ruled on the pending motions and denied, as futile, the plaintiff’s request to amend the complaint with respect to the misrepresentation, New York franchise law, violation of Mass. Gen. Laws c. 93A and breach of fiduciary duty claims. The New York Court granted the plaintiff permission to re-plead the tortious interference with business relations and Robinson-Patman Act claims. The breach of contract and breach of covenant of good faith and fair dealing claims also remain viable.

On October 14, 2011, the plaintiff filed a motion for reconsideration of the dismissal of the violation of Mass. Gen. Laws c. 93A and the violation of the New York franchise law claims. The Company opposed such motion and is awaiting the New York Court’s ruling.

On November 21, 2011, the plaintiff filed its First Amended Complaint, alleging breach of contract, breach of covenant of good faith and fair dealing, tortious interference with business relations, violation of New York Franchise Law, violation of Mass. Gen. Laws c. 93A and Robinson-Patman Act, amongst other claims. The Company has moved to strike the First Amended Complaint in its entirety, including those portions of the First Amended Complaint previously dismissed or subject to the pending motion for reconsideration. The Company is awaiting the New York Court’s ruling.

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

Also on March 21, 2011, the Company received a separate demand for arbitration with the American Arbitration Association, filed by the same licensee, alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimant sought, amongst other things, $289,500,000 in actual damages, treble damages, attorneys fees, and declaratory and injunctive relief. On July 6, 2011, claimants voluntarily withdrew their application for arbitration and Tracker do Brasil LTDA commenced the below discussed lawsuit against LoJack Equipment Ireland, Ltd., or LoJack Ireland, requesting that a Massachusetts Court order LoJack Ireland to submit to arbitration before the American Arbitration Association’s International Centre for Dispute Resolution, without limitation or precondition. On July 7, 2011, LoJack Ireland was served by Tracker do Brasil LTDA with the aforementioned lawsuit which was filed in Norfolk Superior Court in Massachusetts. The lawsuit alleged interference with contractual relations, fraud/intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A relating to product pricing and the fulfillment of purchase orders for the licensee. The claimant sought, amongst other things, $289,500,000 in actual damages, treble damages, attorneys’ fees, and declaratory and injunctive relief. The claimant also sought a court order compelling arbitration and staying the case in Norfolk Superior Court during the pendency of the arbitration. On September 1, 2011, the parties stipulated to the entry of an order that the dispute relating to product pricing and the fulfillment of purchase orders to the licensee would be re-filed for arbitration with the International Centre for Dispute Resolution for arbitration in accordance with the ICDR’s rules, and that Tracker do Brasil LDTA’s complaint before the Superior Court be dismissed without prejudice.(the “Arbitration Order”)

On September 27, 2011, the Company received Tracker do Brasil LTDA’s re-filed arbitration demand against LoJack Equipment Ireland Ltd. before the International Centre for Dispute Resolution. The filing alleges interference with contractual relations, fraud/intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimant seeks, amongst other things, $55,000,000 in actual damages, treble damages, attorneys fees, declaratory and injunctive relief.

On November 22, 2011, LoJack Equipment Ireland, Ltd brought a counterclaim against Tracker do Brasil LDTA. The counterclaim asserts Tracker do Brasil LTDA’s breach of contract, breach of the implied covenant of good faith and fair dealing, business defamation, negligent misrepresentation, and violation of Mass. Gen. Laws c. 93A, seeking recovery of monetary damages from past and continuing economic injury as well as damages and reasonable attorneys’ fees and costs under Mass. Gen. Laws c. 93A. Tracker do Brasil LDTA has contested the arbitrability of the counterclaims and LoJack Equipment Ireland, Ltd has filed a motion for summary disposition seeking to dismiss Tracker do Brasil LDTA’s arbitration demand in its entirety.

Given the current stage of this matter, we cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation. However, the Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests vigorously.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors which could materially affect our business, financial condition or future results discussed in our Annual Report on Form 10-K in Part I, “Item 1A. Risk Factors.” The risks described in our Form 10-K are not the only risks that could affect our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors since December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

Our Board of Directors has authorized a stock repurchase plan with total repurchase authority of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the repurchase plan; however, we did not repurchase any shares during the first quarter of 2012.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 31, 2012	—	—	—	1,312,945
February 1 to February 29, 2012	20,145	$3.86	—	1,312,945
March 1 to March 31, 2012	—	—	—	1,312,945

Total	20,145	$3.86	—	1,312,945

(1)	Includes shares withheld from equity awards that vested in the first quarter of 2012 to satisfy minimum tax withholding obligations that arose upon vesting.
(2)	On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock, and additionally renewed the remaining management discretion authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. The plan does not have a stated expiration date.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description

10.1+	Summary of Retirement Arrangements with Richard T. Riley (incorporated herein by reference to the section titled “Retirement Arrangements” in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 5, 2012, File No. 001-08439)

31.1*	Rule 13a-14(a)/15(d)-14(a) Certification.

31.2*	Rule 13a-14(a)/15(d)-14(a) Certification.

32**	Certification Pursuant to 18 U.S.C. Section 1350.

101**	The following materials from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

*	Indicates an exhibit which is filed herewith.
**	Indicates an exhibit which is furnished herewith.
+	Indicates an exhibit that constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation
Registrant

Date: May 8, 2012	By:	/s/ RANDY L. ORTIZ
Randy L. Ortiz
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2012	By:	/s/ DONALD R. PECK
Donald R. Peck
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)