Form 10-Q/A
period 2012-06-30
LOJACK CORP
filed 2012-08-07
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

LoJack Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the “Amended 10-Q”) for the quarterly period ended June 30, 2012, which was originally filed with the Securities and Exchange Commission on August 6, 2012 (the “Original 10-Q”), solely to correct a typographical error in the certification filed as Exhibit 32, which inadvertently caused such certification to refer to a previously filed quarterly report on Form 10-Q.

No other changes have been made to the Original 10-Q. This Amended 10-Q speaks as of the original filing date of the Original 10-Q and does not reflect any events that occurred at a date subsequent to the filing of the Original 10-Q or modify or update the disclosures contained in the Original 10-Q.
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
10A+
LoJack Corporation 2008 Stock Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit A to the definitive proxy statement of LoJack Corporation filed with the SEC on April 5, 2012, file no. 001-08439)

10B+#	2012 Amendment to LoJack Corporation Amended and Restated Nonqualified Deferred Compensation Plan
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification.
32**	Certification Pursuant to 18 U.S.C. Section 1350.
101#
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

______________________

+	Indicates an exhibit that constitutes a management contract or compensatory plan or arrangement.
*	Indicates an exhibit which is filed herewith.
**	Indicates an exhibit which is furnished herewith.
#	Incorporated by reference to the indicated exhibit to LoJack Corporation's Form 10-Q as filed with the SEC on August 6, 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation Registrant
Date: August 7, 2012	By:	/s/ Randy L. Ortiz
Randy L. Ortiz
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2012	By:	/s/ Donald R. Peck
Donald R. Peck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)