Form 10-Q
period 2012-09-30
LOJACK CORP
filed 2012-11-06
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of October 31, 2012, there were 18,233,586 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
Item 1.        Financial Statements
LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,601	$49,645
Restricted cash	225	225
Marketable securities at fair value	1,721	1,778
Accounts receivable, net of allowances of $2,875 and $2,890, respectively	22,355	28,492
Inventories	8,419	6,628
Prepaid and other expenses	2,304	3,016
Prepaid and receivable income taxes	526	429
Deferred income taxes	454	504
Total current assets	81,605	90,717
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $50,606 and $49,004, respectively	11,912	13,426
DEFERRED INCOME TAXES	139	124
INTANGIBLE ASSETS—NET	103	110
GOODWILL	1,717	1,717
OTHER ASSETS—NET	6,570	8,189
TOTAL ASSETS	$102,046	$114,283
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term debt	$274	$274
Accounts payable	4,666	6,222
Accrued and other liabilities	16,936	12,107
Current portion of deferred revenue	14,375	19,007
Accrued compensation	4,068	4,211
Total current liabilities	40,319	41,821
LONG TERM DEBT	13,426	11,013
DEFERRED REVENUE	14,541	19,430
DEFERRED INCOME TAXES	313	313
OTHER ACCRUED LIABILITIES	4,074	3,684
ACCRUED COMPENSATION	1,221	1,241
Total liabilities	73,894	77,502
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)
EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding 18,233,586 at September 30, 2012 and 18,101,003 at December 31, 2011	182	181
Additional paid-in capital	22,920	21,265
Accumulated other comprehensive income	5,934	6,435
Retained earnings (accumulated deficit)	(725)	9,120
Total LoJack Corporation equity	28,311	37,001
Noncontrolling interest in subsidiary	(159)	(220)
Total equity	28,152	36,781
TOTAL LIABILITIES AND EQUITY	$102,046	$114,283
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenue	$32,739	$34,492	$98,705	$98,352
Cost of goods sold	14,590	16,717	45,389	48,428
Gross profit	18,149	17,775	53,316	49,924
Costs and expenses:
Product development	1,425	1,326	4,247	4,005
Sales and marketing	7,257	6,897	21,924	20,098
General and administrative	8,162	7,148	25,658	22,670
Legal settlement	6,930	1,600	6,930	1,600
Depreciation and amortization	922	1,296	3,279	4,634
Total	24,696	18,267	62,038	53,007
Operating loss	(6,547)	(492)	(8,722)	(3,083)
Other income (expense):
Interest income	33	125	116	945
Interest expense	(181)	(159)	(539)	(487)
Other, net	(206)	(708)	217	560
Total	(354)	(742)	(206)	1,018
Loss before provision for income taxes	(6,901)	(1,234)	(8,928)	(2,065)
Provision for income taxes	358	556	855	1,157
Net loss	(7,259)	(1,790)	(9,783)	(3,222)
Less: Net income (loss) attributable to the noncontrolling interest	53	(7)	62	(54)
Net loss attributable to LoJack Corporation	$(7,312)	$(1,783)	$(9,845)	$(3,168)
Net loss per share attributable to LoJack Corporation:
Basic	$(0.42)	$(0.10)	$(0.56)	$(0.18)
Diluted	$(0.42)	$(0.10)	$(0.56)	$(0.18)
Weighted average shares:
Basic	17,616,831	17,678,213	17,492,315	17,601,996
Diluted	17,616,831	17,678,213	17,492,315	17,601,996

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net loss	$(7,259)	$(1,790)	$(9,783)	$(3,222)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(588)	1,350	(603)	193
Unrealized gains (losses) on marketable securities	(57)	(84)	102	8
Total comprehensive loss	(7,904)	(524)	(10,284)	(3,021)
Less: Comprehensive income (loss) attributable to noncontrolling interest	53	(7)	62	(54)
Comprehensive loss attributable to LoJack Corporation	$(7,957)	$(517)	$(10,346)	$(2,967)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2012	2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,783)	$(3,222)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	1,979	1,916
Depreciation and amortization	3,507	4,919
Non cash revenue from warrants	(410)	(431)
Allowance for doubtful accounts	(120)	(745)
Deferred income taxes	34	(15)
Loss (gain) on disposal of property and equipment	(30)	32
Gain on marketable securities	57	—
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	6,276	6,127
Inventories	(1,770)	(174)
Prepaid and other expenses	713	1,301
Prepaid and receivable income taxes	(96)	38
Other assets	157	(64)
Accounts payable	(1,558)	(2,345)
Accrued and other liabilities	5,139	(1,794)
Deferred revenue, net of deferred cost of goods sold	(7,848)	(4,281)
Net cash (used in) provided by operating activities	(3,753)	1,262
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,951)	(2,079)
Other	28	12
Restricted cash	—	175
Net cash used in investing activities	(1,923)	(1,892)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	—	44
Repayment of debt	—	(2,050)
Proceeds from debt	1,999	3,173
Payment of tax withholding obligations related to stock compensation	(227)	(122)
Repurchase of common stock	(96)	—
Net cash provided by financing activities	1,676	1,045
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(44)	(530)
DECREASE IN CASH AND CASH EQUIVALENTS	(4,044)	(115)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,645	51,789
CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,601	$51,674
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by LoJack Corporation and its subsidiaries, or LoJack, we, our, or the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. The unaudited condensed consolidated financial statements include the accounts of LoJack, our wholly-owned subsidiaries, and SC-Integrity, or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly our financial position as of September 30, 2012, our results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011, and our cash flows for the nine months ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.
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
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this guidance beginning with the quarter ended March 31, 2012, presenting other comprehensive earnings in a separate statement following the statement of operations.
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
In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other. ASU 2012-02 is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test described in Accounting Standards Codification 350. In accordance with ASU 2012-02, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. ASU 2012-02 will become effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company early adopted ASU 2012-02 during the third quarter of 2012, and the standard did not have a significant impact on the Company’s consolidated financial statements.
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

A reconciliation of weighted average shares used for the basic and diluted computations for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011
Weighted average shares for basic	17,616,831	17,678,213
Dilutive effect of stock options and unvested restricted stock	—	—
Weighted average shares for diluted	17,616,831	17,678,213

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Weighted average shares for basic	17,492,315	17,601,996
Dilutive effect of stock options and unvested restricted stock	—	—
Weighted average shares for diluted	17,492,315	17,601,996
Because of the net losses reported for the three and nine months ended September 30, 2012 and the three and nine months ended months ended September 30, 2011, all shares of stock issuable pursuant to stock options and unvested stock have not been considered for dilution as their effect would be antidilutive. For the three and nine months ended September 30, 2012, 2,888,585 stock options and 638,663 shares of restricted stock were excluded from the computation of diluted net loss per share because the effect of including such shares would be antidilutive. For the three and nine months ended September 30, 2011, 2,375,047 stock options and 717,014 shares of restricted stock were excluded from the computation of diluted net loss per share because the effect of including such shares would be antidilutive. Performance shares totaling 19,132 and 51,589 were excluded from the computation of earnings per share for the three and nine months ended September 30, 2012 and 2011, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.
3. Inventories
Inventories are classified as follows (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$273	$146
Work in process	171	173
Finished goods, net	7,975	6,309
Total inventories	$8,419	$6,628
4. Stock Compensation
Stock Options
The following table presents activity of all stock options for the nine months ended September 30, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	2,517,730	$6.94
Granted	590,704	3.10
Exercised	—	—
Cancelled, expired or forfeited	(219,849)	6.76
Outstanding at September 30, 2012	2,888,585	$6.17	4.25	$0
Vested at September 30, 2012 and unvested expected to vest	2,822,685	$6.24	4.20	$0
Exercisable at September 30, 2012	1,769,320	$7.80	3.10	$0

The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $2.25 per share as of September 30, 2012.
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
The following table presents activity of all unvested restricted stock for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	741,918	$4.59
Granted	267,782	3.07
Vested	(341,200)	4.61
Forfeited and cancelled	(29,837)	5.89
Unvested at September 30, 2012	638,663	$3.88
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a recurring basis at September 30, 2012 and December 31, 2011, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$764	$764	$—	$—
Marketable securities	1,721	1,721	—	—
Equity investment in French licensee	456	456	—	—
Total	$2,941	$2,941	$—	$—

		Fair Value Measurements at Reporting Date Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$881	$881	$—	$—
Marketable securities	1,778	1,778	—	—
Equity investment in French licensee	354	354	—	—
Total	$3,013	$3,013	$—	$—
Our Nonqualified Deferred Compensation Plan investments consist of mutual fund shares that are publicly traded and for which market prices are readily available. Gains and losses related to such investments are recorded in other income (expense) in the statement of operations. For the three and nine months ended September 30, 2012, we recorded gains related to our investments of $28,000 and $70,000, respectively. For the three and nine months ended September 30, 2011, we recorded losses of $120,000 and $64,000, respectively.

Our marketable securities as of September 30, 2012 and September 30, 2011 consisted of 366,500 common shares of Absolute Software Inc., or Absolute, a Vancouver, British Columbia, Canada based computer security company, that we have designated as trading securities. These shares are publicly traded and their market price is readily available. The gains and losses on these securities are recorded in other income (expense) in the statement of operations. For the three and nine months ended September 30, 2012, we recorded losses of $256,000 and $57,000, respectively, relating to these securities. For the three and nine months ended September 30, 2011, we recorded losses of $228,000 and gains of $21,000, respectively, relating to these securities.
Our investment in the common stock of our French licensee is included in other assets on our balance sheet and consists of publicly traded shares with a market price that is readily available. The gains and losses on our investment are recorded through accumulated other comprehensive income on the balance sheet. During the three and nine months ended September 30, 2012 , we recorded unrealized losses on our investment of $57,000 and unrealized gains of $102,000, respectively. During the three and nine months ended September 30, 2011, we recorded unrealized losses of $84,000 and unrealized gains of $8,000, respectively, on our investment.
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
The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a non-recurring basis at September 30, 2012 and December 31, 2011, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	496	—	—	496
Total	$2,037	$—	$—	$2,037

		Fair Value Measurements at Reporting Date Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	496	—	—	496
Total	$2,037	$—	$—	$2,037
As of September 30, 2012, our investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, and a 17.5% equity interest in our Benelux licensee, totaling $496,000. Our investments in the aforementioned licensees are included in other assets on our balance sheet and are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. Management periodically reviews the carrying value of these investments using Level 3 inputs, which include cash flow projections, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no impairments to the fair value of these investments for all periods presented.
Financial Instruments not Measured at Fair Value
Some of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, short-term debt and accounts payable are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.

At September 30, 2012, the carrying value of $13,426,000 of our long-term debt approximated the fair value because our multicurrency revolving credit agreement, or the Credit Agreement, which was established on December 29, 2009 and amended on September 30, 2010 and December 29, 2010, carries a variable rate of interest which is adjusted periodically and reflects current market conditions. Also see Note 6 below.
6. Debt
As of September 30, 2012 and December 31, 2011, our debt consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Short-term debt:
SCI convertible promissory note	$274	$274
Long-term debt:
Term loan	13,426	11,013
	$13,700	$11,287
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
As of September 30, 2012, we had total outstanding borrowings of CAD $13,200,000 (USD $13,426,000) under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of September 30, 2012 was 3.8305%. As of September 30, 2012, we also had three outstanding irrevocable letters of credit in the aggregate amount of $984,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends is permitted under the Credit Agreement but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the loans under the facility. At September 30, 2012, we had borrowing availability of $10,070,000. At September 30, 2012, we were in compliance with all of the financial and non-financial covenants in the Credit Agreement.
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
7. Accumulated Other Comprehensive Income
Total accumulated other comprehensive income and its components were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Marketable Securities	Total Accumulated Other Comprehensive Income
Balance at December 31, 2011	$6,266	$169	$6,435
Foreign currency translation adjustments	(603)	—	(603)
Unrealized gain on marketable securities	—	102	102
Balance at September 30, 2012	$5,663	$271	$5,934

8. Income Taxes
We recorded a worldwide provision for income taxes of $358,000 and $855,000 for the three and nine months ended September 30, 2012, respectively. These amounts are primarily comprised of the provision for income taxes for our profitable Irish subsidiary. The effective tax rate is lower than the U.S. statutory rate as a result of the earnings of our Irish subsidiary being taxed at a rate lower than the U.S. statutory tax rate. Additionally, we did not record a benefit for the losses of the U.S. and our non-Irish foreign subsidiaries as we maintain a full valuation allowance against the net deferred tax assets in these jurisdictions.
We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue, stock compensation and net operating loss carryforwards. The FASB authoritative guidance on accounting for income taxes requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We maintain a full valuation allowance against our net U.S. deferred tax assets, which was recorded during the second quarter of 2010, and did not recognize any deferred tax benefits related to U.S. net losses incurred during the three and nine months ended September 30, 2012. We expect to maintain a full valuation allowance on our net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
9. Segment Reporting
We have three separately managed and reported business segments: North America, International and All Other.
Our North America segment includes our domestic operations, which sells products that operate in all or a portion of 28 states and the District of Columbia in the United States, and Boomerang, a provider of stolen vehicle recovery products and services in Canada.
Our International segment includes our international operations, which sells products and licenses or owns and operates LoJack proprietary vehicle recovery technology in approximately 30 countries and territories located in South America, Mexico, Central America, the Caribbean, Africa and Europe, including Italy where we operate through our wholly-owned subsidiary, LoJack Italia, SRL, or LoJack Italia.
All Other includes the results of LoJack SafetyNet and SCI. LoJack SafetyNet and SCI provide technology for the tracking and rescue of people at risk, and recovery of valuable cargo and business information, respectively.
The following table presents information about our operating segments for the three and nine months ended September 30, 2012 and 2011 (in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods considered to be reasonable by our management.

Consolidated Statements of Operations Data	North America Segment	International Segment	All Other	Consolidated
Three Months Ended September 30, 2012
Revenue	$24,105	$7,608	$1,026	$32,739
Depreciation and amortization	874	85	34	993
Operating (loss) income	(6,565)	362	(344)	(6,547)
Three Months Ended September 30, 2011
Revenue	$24,231	$9,537	$724	$34,492
Depreciation and amortization	1,220	110	50	1,380
Operating (loss) income	(2,755)	2,602	(339)	(492)
Nine Months Ended September 30, 2012
Revenue	$75,645	$20,245	$2,815	$98,705
Depreciation and amortization	3,171	199	137	3,507
Operating (loss) income	(9,118)	1,368	(972)	(8,722)
Nine Months Ended September 30, 2011
Revenue	$70,331	$25,835	$2,186	$98,352
Depreciation and amortization	4,354	323	242	4,919
Operating (loss) income	(7,296)	5,460	(1,247)	(3,083)
10. Commitments and Contingent Liabilities
As of September 30, 2012, we were subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
Brazilian Licensee Litigation
On September 27, 2011, the Company received a demand for arbitration with the International Centre for Dispute Resolution of the American Arbitration Association, or ICDR, filed by Tracker do Brasil LTDA, which licenses the LoJack technology in Brazil. The demand for arbitration was made by the licensee following the stipulation by the parties to the entry of an order in Norfolk Superior Court in Massachusetts that the licensee's dispute be re-filed for arbitration with the ICDR, or the Arbitration Order. The filing alleges interference with contractual relations, fraud/intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimant seeks, among other things, $55,000,000 in actual damages, treble damages, and attorneys' fees, and also declaratory and injunctive relief.
On November 22, 2011, LoJack Ireland brought a counterclaim against Tracker do Brasil LDTA in the ICDR. The counterclaim asserts Tracker do Brasil LTDA’s breach of contract, breach of the implied covenant of good faith and fair dealing, business defamation, negligent misrepresentation, and violation of Mass. Gen. Laws c. 93A, and seeks recovery of monetary damages from past and continuing economic injury as well as damages and reasonable attorneys’ fees and costs under Mass. Gen. Laws c. 93A. Tracker do Brasil LTDA contested the arbitrability of the counterclaims under the Arbitration Order, and LoJack Ireland filed a Complaint for Civil Contempt in the Norfolk Superior Court in Massachusetts to enforce Tracker do Brasil LTDA's compliance with the Arbitration Order.  On September 7, 2012, Tracker do Brasil LTDA agreed with LoJack Ireland to submit the counterclaims to arbitration, and the parties stipulated to the entry of an order dismissing the Civil Contempt action in Norfolk Superior Court.
Given the current stage of this matter, we cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation. However, the Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests and pursue its counterclaims vigorously.

California Class Action Litigations
Employee Claims
On April 5, 2006, Mike Rutti vs. LoJack Corporation, Inc. was filed in the United States District Court for the Central District of California, or the District Court, by a former employee alleging violations of the Fair Labor Standards Act, or the FLSA, the California Labor Code, and the California Business & Professions Code, and seeking class action status, or the Federal Court Case. In September 2007, our motion for summary judgment was granted and the District Court dismissed all of the plaintiff’s federal law claims. The plaintiff appealed the grant of summary judgment to the United States Court of Appeals for the Ninth Circuit, or the Ninth Circuit, and, in August 2009, the Ninth Circuit affirmed the District Court’s grant of summary judgment on all claims except as to the claim for compensation for the required postliminary data transmission, or the Data Transmission Claim, for which the dismissal was reversed. The plaintiff filed a petition for rehearing and, on March 2, 2010, the Ninth Circuit amended its decision to affirm the District Court’s grant of summary judgment on all claims except as to (a) the Data Transmission Claim and (b) the claim for compensation for commuting under state law, or the Commuting Claim. The plaintiff later sought to pursue the Commuting Claim in the State Court Case defined and referenced below. The plaintiff moved for conditional certification of the Data Transmission Claim under the FLSA and, on January 14, 2011, the District Court granted the plaintiff’s motion. On October 7, 2011, the parties filed a joint stipulation with the District Court stating that they had reached a settlement of the Data Transmission Claim. On November 7, 2011, the parties filed a joint motion for approval of the settlement as required by the FLSA. Pursuant to the terms of the settlement, the Federal Court Case would be dismissed, the plaintiffs would release the Company of the claims asserted in the Federal Court Case and all other wage-and-hour claims (except, in the case of two plaintiffs, the claims asserted in the State Court Case) and the Company would pay to the plaintiffs an aggregate amount of approximately $115,000 and pay to their attorneys an amount for attorneys’ fees and costs to be determined by the District Court upon motion but not to exceed $1,100,000. During the year ended December 31, 2011, we recorded an accrual in the amount of $1,250,000 with respect to the terms of the Federal Court Case settlement, of which $901,000 remained accrued at September 30, 2012. Nothing in the settlement would constitute an admission of any wrongdoing, liability or violation of law by the Company. Rather, the Company has agreed to the settlement to resolve the Federal Court Case, thereby eliminating the uncertainties and expense of further protracted litigation. On November 28, 2011, the District Court approved the settlement with the plaintiff and dismissed the Federal Court Case with prejudice. Plaintiffs then submitted an application for attorneys' fees and costs, to which the Company filed several objections. On August 1, 2012, the District Court awarded plaintiffs' counsel $901,000 in attorneys' fees and costs for the Federal Court Case.
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
On July 29, 2011, the Superior Court granted class certification of the remaining claims except for a vehicle maintenance expense reimbursement claim. As a result, in the State Court Case, there were 16 certified claims, including the Commuting Claim; a Data Transmission Claim arising under state law; claims for various amounts of unpaid time; claims for reimbursement of work tools expenses and the cost of washing a Company vehicle; claims for unfair competition under California Business and Professions Code section 17200; and claims for waiting-time penalties and penalties under the California Labor Code Private Attorneys General Act. On June 29, 2012, the Company filed for summary judgment against more than 40 class members, as well as for summary adjudication of several class claims.
On October 18, 2012, the Company entered into a settlement agreement, or the Settlement Agreement, with the named plaintiffs in these wage-and-hour class and collective action lawsuits. Under the terms of the Settlement Agreement, the Company has agreed to pay up to $8,100,000, including plaintiffs' attorneys' fees and costs, to resolve all remaining claims related to the State Court Case. The Company previously disclosed that it estimated the range of possible loss with respect to the State Court Case to be between $970,000 and $30,000,000. The Settlement Agreement involves no admission of wrongdoing, liability or violation of the law by the Company. In addition, the Settlement Agreement bars the named plaintiffs in the State Court Case from pursuing further claims against the Company. Finally, although the Company filed a notice of appeal with respect to the attorneys' fee award in the Federal Court Case, the Company has agreed to waive that appeal as part of the Settlement Agreement and to pay the $901,000 awarded by the federal court.

The Settlement Agreement is subject to both preliminary and final approval by the Superior Court. Following preliminary approval by the Superior Court, California class members will be sent a notice of the settlement and given the opportunity to decide whether to participate in the settlement. The Company could pay less than $8,100,000 in settlement of the State Court Case depending on the level of participation by class members in the settlement. Following the notice period, the parties may move for final approval of the settlement.

During the three months ended September 30, 2012, we recorded an additional accrual in the amount of $6,930,000 with respect to our expected obligations under the Settlement Agreement, bringing the total amount accrued for the State Court Case as of September 30, 2012 to $8,100,000.

New York Litigation
On October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc. against LoJack Corporation in United States District Court for the Eastern District of New York, or the New York Court, alleging breach of contract, misrepresentation, and violation of the New York franchise law, violation of Mass. Gen. Laws c. 93A and the Robinson-Patman Act, among other claims. The plaintiff sought damages of $10,000,000, punitive damages, interest and attorney’s fees, and treble damages. The Company filed a motion to dismiss all counts. Thereafter, G.L.M. moved to amend its complaint and to add a claim for breach of fiduciary duty. The Company then filed an opposition to G.L.M.'s motion to amend and sought dismissal of all counts.
On September 30, 2011, the New York Court ruled on the motions referenced above and denied, as futile, the plaintiff’s request to amend the complaint with respect to the misrepresentation, New York franchise law, violation of Mass. Gen. Laws c. 93A and breach of fiduciary duty claims. The New York Court granted the plaintiff permission to re-plead the tortious interference with business relations and Robinson-Patman Act claims. The breach of contract and breach of covenant of good faith and fair dealing claims also remained viable.
On October 14, 2011, the plaintiff filed a motion for reconsideration of the dismissal of the violation of Mass. Gen. Laws c. 93A and the violation of the New York franchise law claims. The Company opposed this motion.
On November 21, 2011, the plaintiff filed its First Amended Complaint, alleging breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with business relations, violation of the New York Franchise Act, violation of Mass. Gen. Laws c. 93A and the Robinson-Patman Act, among other claims. On December 5, 2011, the Company moved to strike the First Amended Complaint in its entirety, including those portions of the First Amended Complaint previously dismissed or subject to the pending motion for reconsideration, and in the alternative for dismissal of some or all claims.
On September 28, 2012, the New York Court entered a Memorandum & Order deciding all of the pending motions. The Court dismissed the plaintiff's claims for tortious interference and violation of the Robinson-Patman Act. The Court denied plaintiff's motion for reconsideration of the previously dismissed claim for violation of the New York Franchise Act. The Court also struck plaintiff's request for punitive damages and attorney's fees in connection with its breach of contract and duty of good faith and fair dealing claims. The Court reconsidered its prior decision and allowed plaintiff's Mass. Gen. Laws c. 93A claim to proceed on a limited basis.
The case will proceed on plaintiff's theories of breach of contract, breach of the duty of good faith and fair dealing and a limited claim of violation of Mass. Gen. laws c. 93A . The Company has also asserted counterclaims against the plaintiff for breach of contract as well as additional claims.
We cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation. However, the Company believes that it has substantial legal and factual defenses to these 3 remaining claims and intends to defend its interests vigorously.
ICMS Tax Assessment
On November 11, 2011, our subsidiary, LoJack do Brasil LTDA, or LoJack do Brasil, received notification of an inspection by the tax authorities of the state of Sao Paulo, Brazil regarding the payment of ICMS (State VAT) tax. The notification concerns imports which were carried out by trading companies on behalf of LoJack do Brasil and which occurred during the time period from January 1, 2007 through December 31, 2009. In May 2012, the state tax authority issued an assessment against LoJack do Brasil in the amount of BRL R$17,371,487 (USD $8,554,854), including penalties and interest that are generally imposed on similar types of tax assessments in Brazil. The assessment arises from a long running dispute between the Brazilian states of Espirito Santo and Sao Paulo regarding to which state companies like LoJack do Brasil should pay ICMS tax on imports. LoJack do Brasil filed an administrative defense with the Sao Paulo state tax authority arguing, among other things, that it should not be required to pay ICMS tax to the state of Sao Paulo, contending that the trading companies were the effective importers of record, that the imported products were physically received in the state of Espirito Santo before they were sent to the state of Sao Paulo, and that all required ICMS taxes were paid to the state of Espirito Santo.

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
Safe Harbor Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 and other securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our markets and customers, our expected capital expenditures, our strategic initiatives, objectives and plans for future operations and products and our expected liquidity, revenue, profit and capital expenditures and resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: (i) the continued and future acceptance of our products and services; (ii) our ability to obtain financing from lenders; (iii) the outcome of ongoing litigation involving the company; (iv) the failure to receive court approval of the settlement agreement in the California wage and hour litigation in a timely manner or at all and final resolution of the settlement; (v) the rate of growth in the industries of our customers; (vi) the presence of competitors with greater technical, marketing, and financial resources; (vii) our customers’ ability to access the credit markets, including changes in interest rates; (vii) our ability to promptly and effectively respond to technological change to meet evolving customer needs; (ix) our ability to successfully expand our operations; (x) changes in general economic or geopolitical conditions, including the European debt crisis; (xi) conditions in the automotive retail market and our relationships with dealers and agents; (xii) the expected timing of purchases by our customers; and (xiii) governmental regulation and restrictions on imports that may affect sales to our licensees. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning us, reference is made to Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by Item 1A "Risk Factors" in Part II of this Quarterly Report, and in our other periodic filings with the Securities and Exchange Commission.
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
The price paid by the consumer for a LoJack Unit includes installation. We maintain a workforce that performs these installations, and we supplement our installation capacity by contracting with and certifying select dealers and other third parties to install our products. We continually seek to minimize the fixed costs related to the installation of a LoJack Unit by increasing our installation capacity with certified dealers and other third parties. We monitor the quality of these installations through the use of an expanded quality control process.

We offer warranty products at the point of sale to new customers and through direct sales efforts to our existing customers.
We record additions to deferred revenue for the monitoring service related to our LoJack Early Warning product and for certain warranty products for which we are the primary obligor of the underlying contract. We typically receive full payment within 60 days of the transaction, but recognition of the deferred revenue is prorated over the estimated life of the product or service. During the last quarter of 2011, we transferred the servicing and liability obligations for the majority of our extended warranty contracts originated in 2010 to a third party, eliminating any additional services or liability exposure as the primary obligor for those contracts. During the first quarter of 2012, we transferred the servicing and liability obligations for the majority of our extended warranty contracts originated in 2011 to the third party and, beginning in 2012, all servicing and liability obligations associated with new contracts sold are transferred to the third party upon purchase by the consumer. As such, for the majority of extended warranty contracts originated after 2011, we recognize revenue upon delivery as opposed to deferring the revenue and recognizing it over the life of the contract.
Our revenue in Canada is derived primarily from the service contracts related to Boomerang Espion, Boomerang Espion Alert, Boomerang, Boomerang2 and BoomerangXpress Units. Customers who purchased a Boomerang Unit (prior to the transition from Boomerang Units to LoJack Units during 2011) were required to enter into a service contract. The terms of the service contracts offered ranged from 12 to 60 months and were generally payable in full upon the activation of the related unit or renewal of a previous service contract. Customers were also offered a month-to-month option. Beginning in 2011, we introduced the LoJack technology in Canada in the province of Quebec and the business model and product offerings are now similar to those of the United States. In January of 2012, the LoJack technology was introduced in Ontario. Purchasers of LoJack Units in Canada are not required to enter into a service contract; however, the tracking and recovery of LoJack Units in Canada is still performed internally and thus we continue to recognize service revenue for a portion of each sale.
Many insurance companies based in Quebec offer rebates to customers who install a LoJack Unit in their vehicles, and in some instances, insurance companies require installation of a LoJack Unit in such vehicles.
International Segment
Internationally, our stolen vehicle recovery technology is operational in approximately 30 countries and territories around the world. We have existing licensees in South America, Mexico, Central America, the Caribbean, Africa and Europe. Revenue from this segment consists of product and infrastructure sales to our licensees, royalties and license fees.
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
Key Economic Factors and Trends and our Business
During 2011, global economic growth slowed to an estimated 3%, as the worsening debt crisis in Europe, natural disasters in Japan and Thailand, and moderating economic growth in several key newly-developed and emerging markets all contributed to slow growth. During 2012, global economic growth is expected to be in the 3% range, with some downward pressure in recent months. The European debt crisis represents a key risk to economic growth. The current economic performance in many European countries, particularly Greece, Ireland, Italy, Portugal and Spain, is being impacted by excessive government debt levels and the resulting budget austerity measures that are contributing to weak economic growth. Growth rates in China, Brazil and India have also slowed. In a recent statement, the International Monetary Fund reduced its estimate for global growth this year based on weakness in investment, jobs and manufacturing in Europe, the U.S., Brazil, India and China. This global slowdown has also increased trade tensions in Latin America, resulting in restricted access levels to these markets.
North America Segment

The U.S. automotive industry continued to grow in the third quarter of 2012 in spite of economic challenges. Third quarter retail sales increased 16% as compared to the same period in 2011 and outpaced the performance of the first and second quarters of 2012. Industry experts expect growth to continue throughout the year and are projecting growth of approximately 12% for both retail and total light vehicle sales for 2012. There are many factors which are expected to create a favorable outlook for the consumer demand for new vehicles, including an average vehicle age of almost 11 years, an annual scrappage rate of close to 14 million vehicles, historically low interest rates, increasing credit availability, and adequate inventories of new vehicles and new vehicle models being added to manufacturers' product lines. These factors, in addition to limited used vehicle inventories and higher used car prices, could combine to make new car purchases attractive to consumers.
Gas prices, exhibiting their continued variability, rose during the third quarter of 2012, almost reaching the annual peak experienced in April 2012. While sudden changes in gas prices may influence model mix in retail automotive sales, the recent increase is not expected to influence overall demand for new vehicles, as is reflected in industry analysts maintaining their forecasts for 2012.
While there continues to be variability in growth rates and changes in market share among vehicle brands, the most significant changes were the result of the Japanese brands regaining market share lost in 2011 due to the effects of the tsunami. As brands which weigh more heavily in our business return to growth and regain market share, we could experience positive effects on our business if we are successful in capturing that increased growth as well as continuing to broaden our brand portfolio to leverage above average growth among our brands with lower penetration.
The favorable market conditions and the increase in inventory levels among Japanese vehicle manufacturers following the supply interruption caused by last year's tsunami have resulted in increased dealer receptivity to our pre-install programs and increased volumes within existing standard and pre-install accounts. Additionally, we believe that dealers and manufacturers are increasingly confident with the first three quarters of 2012 having performed above initial expectations. However, sluggish U.S. employment growth, lackluster GDP growth, and European economic headwinds continue to be obstacles to sustaining this industry optimism.
Demand for our heavy equipment, or commercial, product continued to be strong during the third quarter of 2012 and there has been a high level of interest in our recently announced ruggedized self-powered product, which was recently recognized as one of Equipment Today's 2012 Contractors' Top 50 New Products. The majority of the growth in the commercial industry is derived from rentals, where industry growth of close to 7% is expected for 2012. While some of the expected rental growth in 2012 will come from increased demand as the construction industry recovers, the economic benefits of renting have more customers adopting the rental model to meet their project needs. We believe that the commercial LoJack Unit offers an appealing option to rental companies and small business owners looking for effective asset management solutions.
In our Canadian business, we have increased our emphasis in both the commercial and dealer channels as well as on our expansion into the Ontario market. Increased competition and fewer insurance mandates have challenged our growth within the insurance market in the province of Quebec. Demand for our commercial product in the Canadian market has been strong to date, particularly in the province of Ontario. In addition, our reentry into the automotive dealership channel in Ontario with LoJack technology has been met with favorable responses from dealers.
International Segment
Our international business has declined from 2011 as a result of reduced shipments to a number of our licensees, with the largest declines experienced in shipments to our licensees in Argentina and Brazil. In the past, we have experienced quarterly fluctuations in purchases in the International segment, with sales in many of our international markets tending to be higher in the fourth quarter of the year as licensees seek to achieve lower pricing with higher annual unit purchases. We also are experiencing downward pricing pressure and reductions in unit volumes in a number of our markets due to a variety of factors that vary from country to country. Those factors include the relative maturity of the stolen vehicle recovery market in certain highly developed territories, re-use of our products in certain territories, declining theft rates in certain territories and increasing competitive pressures by both Radio Frequency, or RF, and GPS based tracking systems. We also are faced with uncertainty regarding developing governmental regulations in Argentina that have affected, and may continue to affect sales to our licensees in that country.
In Argentina, recently implemented controls and restrictions on the importation of goods and the exchange of Argentine Pesos for U.S. Dollars have made the exportation of goods from any country to Argentina more difficult. On February 1, 2012, Argentine authorities began requiring all importers to request and receive approval from the Argentine Tax and Customs Authority, or AFIP, prior to each import transaction. While the official processing time is 15 days for such requests, some requests have been put on hold for indefinite periods of time for review. In some cases, importers have been asked to match imports on a dollar-for-dollar basis with exports prior to receiving authorization from AFIP to import goods. The U.S., Mexico, Japan and the European Union have submitted complaints and formal requests for World Trade Organization, or WTO, consultations with Argentina, the primary phase of the WTO's dispute resolution protocol. If these consultations fail to reach a satisfactory solution, complainants can seek the establishment of a WTO Panel to rule on the legality of Argentina's trade measures. It is unclear whether these complaints with the WTO will result in changes to Argentina's trade policies.

We understand that our licensee in Argentina made a request for approval of importation of our products earlier this year, and that such request remains under review by the Argentine government. As a result, we have not shipped any units to Argentina since January 2012. Our Argentine licensee is in the process of establishing an export operation of certain commodities in order to support its application to import LoJack products. We are working closely with our licensee in Argentina to develop potential solutions to enable product shipments to restart; however, no assurances can be made that we will be able to restart shipments in a timely manner or at all.
In Brazil, our licensee did not purchase any units during the first five months of this year, but restarted purchases in June 2012. We are in communication with our Brazilian licensee to determine the level of additional demand for the balance of this year.
Certain of our European territories are experiencing an economic downturn deepened by government wage and pension reductions, rising unemployment and tight consumer credit availability. These conditions have led to declines in consumer spending and are adversely affecting the sale of new vehicles. Certain European automobile industry trade associations have stated that they expect vehicle sales in Europe to decline by 8% for the 2012 fiscal year.  The effect of lower vehicle sales has been mitigated in part by a positive market response to our new self-powered product.
Our business in Italy continued to grow in terms of both revenue and subscribers during the first nine months of 2012. We entered 2012 with approximately 20,200 subscribers in Italy, and continued growing the number of subscribers, adding approximately 1,600 net new subscribers in Italy during the third quarter for a total of 25,900 subscribers as of September 30, 2012. While we continue to grow our business in Italy, our overall performance is slower than planned in part due to the overall weakness in the Italian economy, tightened access to credit by both our channel partners and consumers and the continuing decline in new vehicle registrations. During the first nine months of 2012, new vehicle registrations are reported to have declined by 20% as compared to the same period in 2011.
All Other Segment
During the quarter, the incidents of cargo theft continued to trend upward along with commodity product line value increases and reported loss amounts. As a result of this trend, combined with the true direct and indirect replacement costs of lost shipments and increased regulatory emphasis on shipping condition integrity, brand owners and manufacturers continue to seek the type of visibility, risk reduction, prevention, control and recovery capability that SCI provides, both in the U.S. and for the international segments of its clients' supply chains.  Supply chain extension into global markets is a trend that continues to build and we believe that SCI is positioned to capitalize on this trend.
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
Recently Adopted Accounting Guidance
See Note 1 to the accompanying condensed unaudited consolidated financial statements for accounting standards adopted in 2012.
Accounting Guidance Issued But Not Yet Adopted
See Note 1 to the accompanying condensed unaudited consolidated financial statements for accounting standards issued in 2012 but not yet adopted.
Results of Operations for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011
Revenue
Revenue for the three months ended September 30, 2012 decreased by $1,753,000 as compared to the same period in 2011. The following table presents revenue by our segments (in thousands):

	Three Months Ended September 30,		Percentage Change
	2012	2011	2012 vs. 2011
North America	$24,105	$24,231	(1)%
International	7,608	9,537	(20)%
All Other	1,026	724	42%
Total revenue	$32,739	$34,492	(5)%
Revenue related to our North America segment decreased by $126,000 for the three months ended September 30, 2012, as compared to the same period in 2011.
Revenue in the North America segment from our dealer channel in the United States decreased 2% when compared to the same period in 2011. Revenue in the North America segment from our heavy equipment, or commercial, channel in the United States increased 25% over the same period in 2011. Our motorcycle and direct distribution channels in the United States market saw revenue declines of 19% and 1%, respectively, as compared to the same period in 2011. Revenue in the North America segment from our Canadian business saw a decrease of 12% as compared to the same period in 2011.
The activity that resulted in a 1% decrease in our North America segment revenue for the three months ended September 30, 2012 as compared to the same period in 2011 was primarily attributable to:

•
A decrease of $1,443,000, or 35%, in revenue from our Early Warning products, primarily due to an accounting change during 2011 which resulted in the recognition of previously deferred revenue on the hardware portion of our Early Warning products during the third quarter of 2011. As the accounting change also resulted in the recognition of the previously deferred cost of goods sold relating to the hardware, the net effect of this increase in revenue was not material to the financial statements as a whole; and

•
A decrease of $318,000, or 12%, in Canadian unit and service revenue, primarily due to a decrease of $586,000, or 25%, in service revenue driven by a 37% decline in the average number of subscribers to 34,000 for the three months ended September 30, 2012, partially offset by a $267,000 increase in product revenue as the number of base units sold during the quarter increased from 1,687 in 2011 to 2,416 in 2012; partially offset by

•	An increase of $1,097,000, or 8%, in revenue from LoJack units, primarily due to an 11% increase in the number of units sold, partially offset by a 3% decrease in the average revenue per unit;

•	An increase of $296,000 in other revenue, primarily due to a $241,000 decrease in promotions; and

•	An increase of $353,000, or 17%, in revenue from our Warranty products.
Revenue related to our International segment decreased $1,929,000 for the three months ended September 30, 2012 as compared to the same period in 2011. The decrease was primarily due to a decline of $2,191,000, or 26%, in product revenue from our licensees due to a 29,000 decrease in the number of units sold in the three months ended September 30, 2012 compared to the same period in 2011. The decrease in units sold was primarily due to increased governmental regulation and adverse economic factors in several of our international markets. The decrease in revenue was partially offset by an increase of $189,000, or 65%, in revenue from the sale of infrastructure components, royalty, license fee, and other revenue from our licensees for the three months ended September 30, 2012 compared to the same period in 2011.
Revenue related to our All Other segment increased $302,000 for the three months ended September 30, 2012 as compared to the same period in 2011. The increase was primarily the result of an increase of $294,000, or 43%, in the revenue from SCI compared to the same period in 2011.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (in thousands):

	Three Months Ended September 30,		Percentage Change
	2012	2011	2012 vs. 2011
North America	$11,368	$12,369	(8)%
International	2,926	4,056	(28)%
All Other	296	292	1%
Total cost of goods sold	$14,590	$16,717	(13)%

As a percentage of total revenue, total cost of goods sold was 45% and 48% for the three months ended September 30, 2012 and 2011, respectively.
As a percentage of North America revenue, cost of goods sold relating to our North America segment was 47% and 51% for the three months ended September 30, 2012 and 2011, respectively. The decrease in cost of goods sold as a percentage of revenue is primarily due to a decrease in product costs and a decrease in promotional spending, which is accounted for as contra-revenue, during the three months ended September 30, 2012 as compared to the same period in 2011. The decreased product costs were largely the result of cost efficiencies realized through our contract manufacturing operations.
As a percentage of International revenue, cost of goods sold relating to our International segment was 38% and 43% for the three months ended September 30, 2012 and 2011, respectively. The decrease is primarily due to a decrease in product costs as well as a change in product mix during the three months ended September 30, 2012 as compared to the same period in 2011. The decreased product costs were largely the result of cost efficiencies realized through our contract manufacturing operations.
As a percentage of All Other revenue, our cost of goods sold relating to our All Other segment was 29% and 40% for the three months ended September 30, 2012 and 2011, respectively. The decrease in cost of goods sold as a percentage of revenue was primarily due to an increase in volume at SCI, resulting in lower fixed cost of goods sold per unit.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Three Months Ended September 30,		Percentage Change
	2012	2011	2012 vs. 2011
Product development	$1,425	$1,326	7%
Sales and marketing	7,257	6,897	5%
General and administrative	8,162	7,148	14%
Legal Settlement	6,930	1,600	333%
Depreciation and amortization	922	1,296	(29)%
Total operating expenses	$24,696	$18,267	35%
Product Development
As a percentage of total revenue, product development expenses were 4% and 4% for the three months ended September 30, 2012 and 2011, respectively.
Product development expenses increased $99,000 for the three months ended September 30, 2012 as compared to the same period in 2011, primarily due to a $226,000 increase in consulting expenses for the quarter, partially offset by decreases in various other product development expenses.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 22% and 20% for the three months ended September 30, 2012 and 2011, respectively.
The increase of $360,000 of sales and marketing expenses for the three months ended September 30, 2012 as compared to the same period in 2011 was primarily attributable to:

•	An increase in compensation expense of $636,000, primarily due to a $289,000 increase in salaries expense and a $307,000 increase in commissions expense; partially offset by
•A decrease in advertising expenses of $374,000.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 25% and 21% for the three months ended September 30, 2012 and 2011, respectively.
The increase in general and administrative expenses of $1,014,000 for the three months ended September 30, 2012 as compared to the same period in 2011 was primarily attributable to:

•
An increase in compensation expense of $318,000, primarily due to a $211,000 increase in salaries expense, a $231,000 increase in bonus expense and a $246,000 increase in benefits related expenses, partially offset by a $103,000 decrease in severance expense;

•	An increase in consulting expenses of $182,000;

•	An increase of $137,000 primarily relating to increased general and administrative expenses at SCI; and

•	A $290,000 increase in outside legal expenses.
The remaining increase related to smaller changes in various other general and administrative expense accounts.
Legal Settlement
On October 18, 2012, we entered into a settlement agreement with the named plaintiffs in the wage and hour litigation in California discussed in in Part II, Item 1, "Legal Proceedings" of this Quarterly Report. Under the terms of the settlement agreement, we have agreed to pay up to $8,100,000, including plaintiffs' attorneys' fees and costs, to resolve all remaining claims related to the State Court Case. We previously disclosed that we estimated the range of possible loss with respect to the State Court Case to be between $970,000 and $30,000,000. Also under the settlement agreement, we agreed to waive our appeal with respect to the attorneys' fee awarded in the Federal Court Case and pay the $901,000 in fees awarded by the Federal Court. During the three months ended September 30, 2012, we recorded an additional accrual of $6,930,000 with respect to our potential obligations under the settlement agreement. The $6,930,000 additional accrual represents the $8,100,000 expected settlement less the $970,000 previously accrued as the minimum range of loss and the $200,000 reduction in the estimated attorneys' fees accrual in the Federal Court Case. During the three months ended September 30, 2011, we recorded a total accrual related to the potential settlement in the amount of $1,600,000. The settlement agreement is subject to both preliminary and final approval by the court.
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expenses were 3% and 4% for the three months ended September 30, 2012 and 2011, respectively.
Depreciation and amortization expenses decreased by $374,000 for the three months ended September 30, 2012 as compared to the same period in 2011. The decrease is primarily related to retirement of assets and certain assets becoming fully depreciated during 2011 and the nine months ended September 30, 2012.
Other Income (Expense)
The following table presents our other income (expense) (in thousands):

	Three Months Ended September 30,		Percentage Change
	2012	2011	2012 vs. 2011
Interest income	$33	$125	(74)%
Interest expense	(181)	(159)	14%
Other, net	(206)	(708)	(71)%
Total other income (expense)	$(354)	$(742)	(52)%
Total other expense for the three months ended September 30, 2012 changed by $388,000, from $742,000 for the three months ended September 30, 2011 to $354,000 for the same period in 2012. This change is primarily attributable to:

•	A $608,000 decrease in losses related to foreign currency transactions; and

•	A $119,000 decrease in losses associated with our marketable securities; partially offset by

•	A $221,000 decrease in dividend income; and

•	A $92,000 decrease in interest income.
Provision for Income Taxes
We recorded a $358,000 provision for income taxes for the three months ended September 30, 2012. This amount is primarily comprised of the provision for income taxes for our profitable Irish subsidiary. The effective tax rate is lower than the U.S. statutory rate as a result of the earnings of our Irish subsidiary being taxed at a rate lower than the U.S. statutory tax rate. Additionally, we did not record a benefit for the losses of the U.S. and our non-Irish foreign subsidiaries as we maintain a full valuation allowance against the net deferred tax assets in these jurisdictions.

We recorded a $556,000 provision for income taxes for the three months ended September 30, 2011. This amount was primarily comprised of the provision for income taxes for our Irish and Brazilian subsidiaries. The effective income tax rate for the three month period ended September 30, 2011 was higher than our federal statutory rate in large part because no U.S. income tax benefit was recorded for the current year domestic net operating loss, nor was a foreign tax benefit recorded for foreign tax losses.
Net Loss Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net loss attributable to LoJack Corporation increased by $5,529,000 from a net loss of $1,783,000 for the three months ended September 30, 2011, to a net loss of $7,312,000 for the three months ended September 30, 2012. For the three months ended September 30, 2012, the net loss per share attributable to LoJack Corporation was $0.42 per diluted share as compared to net loss of $0.10 per diluted share in the same period in 2011.
Results of Operations for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011
Revenue
Revenue for the nine months ended September 30, 2012 increased by $353,000 as compared to the same period in 2011. The following table presents revenue by our segments (in thousands):

	Nine Months Ended September 30,		Percentage Change
	2012	2011	2012 vs. 2011
North America	$75,645	$70,331	8%
International	20,245	25,835	(22)%
All Other	2,815	2,186	29%
Total revenue	$98,705	$98,352	—%
Revenue related to our North America segment increased by $5,314,000 for the nine months ended September 30, 2012, as compared to the same period in 2011.
Revenue in the North America segment from our dealer channel in the United States increased by 9% as compared to the same period in 2011. Revenue in the North America segment from our heavy equipment, or commercial, channel in the United States increased 42% over the prior period. Revenue for our motorcycle and direct distribution channels in the United States market saw declines of 19% and increases of 16%, respectively, as compared to the same period in 2011. Revenue in the North America segment from our Canadian business saw a decrease of 14% as compared to the same period in 2011.
The activity that resulted in a 8% increase in our North America segment revenue for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily attributable to:

•
An increase of $4,397,000 in revenue from our warranty products. The increase was primarily due to the transfer of the servicing and liability obligations for the majority of our extended warranty contracts originated in 2011 to a third party as the primary obligor during March 2012, thus eliminating any additional services or future liability for us from those contracts. As a result, approximately $3,134,000 of previously recorded deferred revenue that was being recognized over time was accelerated and recognized as current revenue during the first quarter of 2012;

•	An increase of $2,708,000, or 6%, in revenue from LoJack units, primarily due to an 11% increase in the number of units sold partially offset by a 4% decrease in the average revenue per unit; and

•	An increase of $389,000 in all other revenue, primarily due to a $212,000 increase in revenue from recourse agreements and a $176,000 decrease in warranty claims ; partially offset by

•	A decrease of $705,000, or 8%, in revenue from our Early Warning products;

•
A decrease of $1,144,000, or 14%, in Canadian unit and service revenue, primarily due to a decrease of $1,772,000, or 24%, in service revenue driven by a 23% decline in the average number of subscribers to 45,000 for the nine months ended September 30, 2012, partially offset by a $628,000 increase in product revenue as the number of base units sold during the year increased from 4,497 in 2011 to 6,931 in 2012; and

•	A decrease of $279,000, or 19%, in revenue from the sale of motorcycle units.

Revenue related to our International segment decreased $5,590,000 for the nine months ended September 30, 2012 as compared to the same period in 2011. The decrease was primarily due to a decline of $6,170,000, or 27%, in product revenue from our licensees due to a 101,000 decrease in the number of units sold in the first nine months of 2012 compared to the same period in 2011. The decrease in units sold was primarily due to increased governmental regulation and adverse economic factors in several of our international markets. The decrease in revenue was partially offset by an increase of $350,000, or 37%, in revenue from the sale of infrastructure components, royalty, license fee, and other revenue from our licensees for the first nine months of 2012 and a $229,000, or 10%, increase in revenue from our Italy business for the first nine months of 2012 as compared to the same period in 2011.
Revenue related to our All Other segment increased $629,000 for the nine months ended September 30, 2012 as compared to the same period in 2011. The increase was primarily the result of an increase of $638,000, or 31%, in the revenue from SCI for the first nine months of 2012 compared to the same period in 2011.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (in thousands):

	Nine Months Ended September 30,		Percentage Change
	2012	2011	2012 vs. 2011
North America	$35,879	$35,583	1%
International	8,624	12,042	(28)%
All Other	886	803	10%
Total cost of goods sold	$45,389	$48,428	(6)%
As a percentage of total revenue, total cost of goods sold was 46% and 49% for the nine months ended September 30, 2012 and 2011, respectively.
As a percentage of North America revenue, cost of goods sold relating to our North America segment was 47% and 51% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in cost of goods sold as a percentage of revenue was primarily due to:

•
The recognition of $3,134,000 of previously deferred revenue upon the transfer of the servicing and liability obligations for the majority of our extended warranty contracts originated in 2011 to a third party as the primary obligor during March 2012;

•	Lower defect costs incurred in our Boomerang business due to the transition from Boomerang Units to LoJack Units during 2011; and

•	Decreased product costs, largely the result of cost efficiencies realized through our contract manufacturing operations; and

•	Decreased promotional spending, which is accounted for as contra-revenue; partially offset by

•	A decrease in average revenue per unit of 5%; and

•	An accrual of approximately $500,000 related to the minimum range of loss for the battery evaluation discussed in Note 10 of our Quarterly Report on Form 10-Q for the period ended June 30, 2012.
As a percentage of International revenue, cost of goods sold relating to our International segment was 43% and 47% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in cost of goods sold as a percentage of revenue was primarily due to lower unit sales resulting in an increase in average revenue per unit based on the volume pricing model for our licensees and a decrease in product costs as compared to the same period in 2011. The decreased product costs were largely the result of cost efficiencies realized through our contract manufacturing operations.
As a percentage of All Other revenue, our cost of goods sold associated with the All Other segment was 31% and 37% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in cost of goods sold as a percentage of revenue was primarily due to an increase in volume at SCI, resulting in lower fixed cost of goods sold per unit.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Nine Months Ended September 30,		Percentage Change
	2012	2011	2012 vs. 2011
Product development	$4,247	$4,005	6%
Sales and marketing	21,924	20,098	9%
General and administrative	25,658	22,670	13%
Legal Settlement	6,930	1,600	333%
Depreciation and amortization	3,279	4,634	(29)%
Total operating expenses	$62,038	$53,007	17%
Product Development
As a percentage of total revenue, product development expenses were 4% and 4% for the nine months ended September 30, 2012 and 2011, respectively.
Product development expenses increased $242,000 for the nine months ended September 30, 2012 as compared to the same period in 2011, primarily due to an increase of $322,000 in consulting expense and a $140,000 increase in compensation expenses, partially offset by a $110,000 decrease in rent expense and smaller changes in various other product development expenses.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 22% and 20% for the nine months ended September 30, 2012 and 2011, respectively.
The increase of $1,826,000 of sales and marketing expenses for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily attributable to:

•	Increased compensation expense of $975,000, primarily due to a $429,000 increase in salaries expense, a $433,000 in commissions expense and a $136,000 increase in benefits expense;

•	Increased consulting expenses of $236,000; and

•	Increased travel expense of $343,000.
The remaining increase was due to smaller changes in various other sales and marketing expenses.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 26% and 23% for the nine months ended September 30, 2012 and 2011, respectively.
The increase of general and administrative expenses of $2,988,000 for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily attributable to:

•
Increased compensation expenses of $1,087,000, primarily related to an increase of $515,000 in salary expenses, a $556,000 increase in bonus expense, a $406,000 increase in benefits expense and a $100,000 increase in other compensation expenses, partially offset by a $220,000 decrease in severance expense and a $269,000 decrease in expenses relating to temporary employees;

•	Increased outside legal expense of $552,000;

•	An increase of $402,000 due to a reversal recorded during the first quarter of 2011 of an accrual for estimated custom tariffs no longer owed;

•	Increased consulting expenses of $463,000;

•	Increased expenses related to product giveaways and donations of $103,000; and

•	Increased general and administrative expenses at SCI of $247,000; partially offset by

•
A $435,000 decrease relating to an accrual having been recorded during the first nine months of 2011 pertaining to the settlement terms of our California Consumer Claims litigation, the terms of which were substantially satisfied as of March 31, 2012.

The remaining increase related to smaller changes in various other general and administrative expense accounts.

Legal Settlement
On October 18, 2012, we entered into a settlement agreement with the named plaintiffs in the wage and hour litigation in California discussed in in Part II, Item 1, "Legal Proceedings" of this Quarterly Report. Under the terms of the settlement agreement, we have agreed to pay up to $8,100,000, including plaintiffs' attorneys' fees and costs, to resolve all remaining claims related to the State Court Case. We previously disclosed that we estimated the range of possible loss with respect to the State Court Case to be between $970,000 and $30,000,000. Also under the settlement agreement, we agreed to waive our appeal with respect to the attorneys' fee awarded in the Federal Court Case and pay the $901,000 in fees awarded by the Federal Court. During the nine months ended September 30, 2012, we recorded an additional accrual of $6,930,000 with respect to our potential obligations under the settlement agreement. The $6,930,000 additional accrual represents the $8,100,000 expected settlement less the $970,000 previously accrued as the minimum range of loss and the $200,000 reduction in the estimated attorneys' fees accrual in the Federal Court Case. During the nine months ended September 30, 2011, we recorded a total accrual related to the potential settlement in the amount of $1,600,000. The settlement agreement is subject to both preliminary and final approval by the court.
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expenses were 3% and 5% for the nine months ended September 30, 2012 and 2011, respectively.
Depreciation and amortization expenses decreased by $1,355,000, or 29%, for the nine months ended September 30, 2012 as compared to the same period in 2011. The decrease is primarily related to the retirement of assets and certain assets becoming fully depreciated during 2011 and the nine months ended September 30, 2012.
Other Income (Expense)
The following table presents our other income (expense) (in thousands):

	Nine Months Ended September 30,		Percentage Change
	2012	2011	2012 vs. 2011
Interest income	$116	$945	(88)%
Interest expense	(539)	(487)	11%
Other, net	217	560	(61)%
Total other income (expense)	$(206)	$1,018	(120)%
Total other income (expense) for the nine months ended September 30, 2012 changed by $1,224,000, from income $1,018,000 for the nine months ended September 30, 2011, to expense of $206,000 for the same period in 2012. This change is primarily attributable to:
•Decreased interest income of $829,000, due in large part to a decrease in interest realized on the outstanding accounts receivable balances of some of our international licensees; and
•Decreased dividend income of $145,000; and
•An decrease in gains related to foreign currency transactions of $303,000.
Provision for Income Taxes
We recorded a $855,000 provision for income taxes for the nine months ended September 30, 2012. This amount is primarily comprised of the provision for income taxes for our profitable Irish subsidiary. The effective tax rate is lower than the U.S. statutory rate as a result of the earnings of our Irish subsidiary being taxed at a rate lower than the U.S. statutory tax rate. Additionally, we did not record a benefit for the losses of the U.S. and our non-Irish foreign subsidiaries as we maintain a full valuation allowance against the net deferred tax assets in these jurisdictions.
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

Net Loss Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net loss attributable to LoJack Corporation increased by $6,677,000 from a net loss of $3,168,000 for the nine months ended September 30, 2011, to a net loss of $9,845,000 for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, the net loss per share attributable to LoJack Corporation was $0.56 per diluted share as compared to a net loss of $0.18 per diluted share in the same period in 2011.
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
As of September 30, 2012, we had total outstanding borrowings of CAD $13,200,000 (USD $13,426,000) under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of September 30, 2012 was 3.8305%. As of September 30, 2012, we also had three outstanding irrevocable letters of credit in the aggregate amount of $984,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends is permitted under the Credit Agreement but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the loans under the facility. At September 30, 2012, we had borrowing availability of $10,070,000. At September 30, 2012, we were in compliance with all of the financial and non-financial covenants in the Credit Agreement.
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
On October 18, 2012, the Company entered into a settlement agreement with the named plaintiffs in the California wage-and-hour class and collective action lawsuits discussed in Part II, Item 1, “Legal Proceedings” of this Quarterly Report.  Under the terms of the Settlement Agreement, we agreed to pay up to $8,100,000, including plaintiffs' attorneys' fees and costs, to resolve all remaining claims related to the State Court Case. Also under the settlement agreement, we agreed to waive our appeal with respect to the attorneys' fee awarded in the Federal Court Case and pay the $901,000 in fees awarded by the Federal Court. We have considered the impact the settlement agreement will have on our liquidity and cash flows and have determined that our existing cash and cash flow from operations are sufficient to allow us to continue to fund our operations and meet future obligations.

On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock under a trading plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, or the Exchange Act, and additionally renewed the remaining management discretionary authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the Repurchase Plan. During the first nine months of 2012, we repurchased a total of 31,332 shares under the Repurchase Plan. At September 30, 2012, 1,281,613 shares remained available for repurchase under our Repurchase Plan.
We expect our continuing operation and expansion of the Italian stolen vehicle recovery network and Boomerang’s operating cash deficit, combined with our longer term international investment requirements and domestic expansion, to be funded using existing cash, cash flows from operations and, if needed, our existing credit facility.
For the three and nine months ended September 30, 2012, we had capital expenditures of $1,058,000 and $1,951,000, respectively. We expect our total capital expenditures for 2012 to be between $2,000,000 and $3,000,000. We have funded our 2012 expenditures to date out of our working capital, which was $41,286,000 as of September 30, 2012, and also expect to fund the remainder out of our existing working capital. Nondiscretionary capital expenditures budgeted for 2012 include $500,000 to $1,000,000 for enhancement of our core tracking and recovery technology. Discretionary expenditures for 2012, which could be delayed to a future period, include $1,500,000 to $2,000,000 for additional hardware infrastructure and system upgrades. However, we currently have no plans to delay these projects or reduce these spending levels.
We earn a significant amount of our operating income outside the U.S., which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, $34,732,000 of cash and cash equivalents are held by foreign subsidiaries at September 30, 2012. Of the $34,732,000 of cash and cash equivalents held by foreign subsidiaries, $32,837,000, or 95%, is held in USD denominated accounts, with the remaining $1,895,000 held in foreign currency denominated accounts. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash, cash equivalents, short-term investments, cash flows from operations and our borrowing capacity under our Credit Agreement to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.
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
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash provided by (used in):
Operating activities	$(3,753)	$1,262
Investing activities	(1,923)	(1,892)
Financing activities	1,676	1,045
Effect of exchange rate changes on cash	(44)	(530)
Decrease in cash and cash equivalents	$(4,044)	$(115)
Cash provided by operating activities decreased by $5,015,000 during the nine months ended September 30, 2012, compared to the same period in 2011. The decrease was primarily attributable to an increase of $6,561,000 in losses and a $659,000 decrease in non-cash items, partially offset by an increase in cash provided by other working capital items of $2,205,000.
Investing activities used $1,923,000 of cash during the nine months ended September 30, 2012, as compared to $1,892,000 of cash used during the same period in 2011. The $31,000 increase in cash used for investing activities was primarily due to a decrease in restricted cash activity of $175,000, which was partially offset by $128,000 of lower capital expenditures in the nine months ended September 30, 2012 than the same period in 2011.

Financing activities provided $1,676,000 of cash during the nine months ended September 30, 2012, as compared to providing $1,045,000 of cash during the same period in 2011. The $631,000 increase was primarily attributable to an increase in proceeds, net of repayments, from our debt and short term borrowings of $876,000 under our existing Credit Agreement, partially offset by a decrease of $105,000 due to an increase in tax witholdings related to stock grants and lapses and an increase in cash used for stock repurchase activity.
Item 3.        Quantitative and Qualitative Disclosures about Market Risk
We have limited exposure to market risk due to the nature of the financial instruments carried on our consolidated balance sheet. Our financial instruments as of September 30, 2012 consisted of cash and cash equivalents, marketable securities, other assets, accounts receivable, accounts payable, accrued liabilities, long-term debt and credit facilities. Our financial position is subject to market risk, including, but not limited to, changes in the value of financial instruments including those resulting from changes in interest rates, foreign currency exchange rates and market valuation. As of September 30, 2012, the fair value of these financial instruments approximated their carrying values.
We are exposed to changes in interest rates primarily through amounts outstanding under our Credit Agreement. As of September 30, 2012, we analyzed the effect of interest rates on our variable-rate Credit Agreement, for which there was CAD $13,200,000 (USD $13,426,000) of outstanding borrowings as of September 30, 2012. Based on the outstanding borrowings under the Credit Agreement at September 30, 2012, a 1% increase in the interest rate would result in an additional $134,000 of annual interest expense.
We are subject to foreign currency risk through our international operations. As of September 30, 2012, we held cash denominated in foreign currencies, primarily in the Euro, Canadian Dollar, and Brazilian Real. These assets accounted for approximately 4% of our total cash and cash equivalents at September 30, 2012. We translate accounts for subsidiaries whose functional currency is not the U.S. Dollar using exchange rates in effect at period-end for assets and liabilities, and exchange rates averaged over the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the consolidated statement of operations. As a result, both positive and negative currency fluctuations against the U.S. Dollar may affect our results of operations and accumulated other comprehensive income. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of our International segment revenue is denominated in U.S. Dollars. This situation may change in the future if revenue earned and expenses incurred denominated in foreign currencies increases.
We manage future foreign exchange risk exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge is cost effective. As of September 30, 2012, we had no derivative contracts outstanding. We do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off balance sheet financing transactions. We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.
We are exposed to market valuation risks related to securities we hold that are carried at fair value. Our marketable securities consist of Absolute common stock carried at fair value in the financial statements. Significant changes in the market price of Absolute’s common stock could result in significant changes in other income (expense). Based on the 366,500 shares held as of September 30, 2012, a $1.00 change in the market price of Absolute’s common stock would result in a $367,000 increase/decrease in the fair value of the shares. Our other assets include our investment in our French licensee, in the form of a publicly traded common stock, accounted for as an available-for-sale security and valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. During the three and nine months ended September 30, 2012, we recorded unrealized losses on our investment of $57,000 and unrealized gains of $102,000, respectively, in accumulated other comprehensive income. During the three and nine months ended September 30, 2011, we recorded unrealized losses of $84,000 and unrealized gains of $8,000, respectively, in other comprehensive income. Realized gains and losses on available-for-sale securities are included in other income (expense).
As of September 30, 2012, we held $45,601,000 of cash and cash equivalents. Of this balance, $1,895,000, or 4%, is denominated in foreign currencies, including the Canadian Dollar, Euro and Brazilian Real. The remaining $43,706,000, or 96%, is denominated in U.S. Dollars. At September 30, 2012, $21,805,000, or 48%, of our total cash and cash equivalents balance was held in money market accounts, with the remaining $23,796,000 held in traditional deposit accounts.
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

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
As of September 30, 2012, we were subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
California Class Action Litigations
Employee Claims
On April 5, 2006, Mike Rutti vs. LoJack Corporation, Inc. was filed in the United States District Court for the Central District of California, or the District Court, by a former employee alleging violations of the Fair Labor Standards Act, or the FLSA, the California Labor Code, and the California Business & Professions Code, and seeking class action status, or the Federal Court Case. In September 2007, our motion for summary judgment was granted and the District Court dismissed all of the plaintiff’s federal law claims. The plaintiff appealed the grant of summary judgment to the United States Court of Appeals for the Ninth Circuit, or the Ninth Circuit, and, in August 2009, the Ninth Circuit affirmed the District Court’s grant of summary judgment on all claims except as to the claim for compensation for the required postliminary data transmission, or the Data Transmission Claim, for which the dismissal was reversed. The plaintiff filed a petition for rehearing and, on March 2, 2010, the Ninth Circuit amended its decision to affirm the District Court’s grant of summary judgment on all claims except as to (a) the Data Transmission Claim and (b) the claim for compensation for commuting under state law, or the Commuting Claim. The plaintiff later sought to pursue the Commuting Claim in the State Court Case defined and referenced below. The plaintiff moved for conditional certification of the Data Transmission Claim under the FLSA and, on January 14, 2011, the District Court granted the plaintiff’s motion. On October 7, 2011, the parties filed a joint stipulation with the District Court stating that they had reached a settlement of the Data Transmission Claim. On November 7, 2011, the parties filed a joint motion for approval of the settlement as required by the FLSA. Pursuant to the terms of the settlement, the Federal Court Case would be dismissed, the plaintiffs would release the Company of the claims asserted in the Federal Court Case and all other wage-and-hour claims (except, in the case of two plaintiffs, the claims asserted in the State Court Case) and the Company would pay to the plaintiffs an aggregate amount of approximately $115,000 and pay to their attorneys an amount for attorneys’ fees and costs to be determined by the District Court upon motion but not to exceed $1,100,000. During the year ended December 31, 2011, we recorded an accrual in the amount of $1,250,000 with respect to the terms of the Federal Court Case settlement, of which $901,000 remained accrued at September 30, 2012. Nothing in the settlement would constitute an admission of any wrongdoing, liability or violation of law by the Company. Rather, the Company has agreed to the settlement to resolve the Federal Court Case, thereby eliminating the uncertainties and expense of further protracted litigation. On November 28, 2011, the District Court approved the settlement with the plaintiff and dismissed the Federal Court Case with prejudice. Plaintiffs then submitted an application for attorneys' fees and costs, to which the Company filed several objections. On August 1, 2012, the District Court awarded plaintiffs' counsel $900,518 in attorneys' fees and costs for the Federal Court Case.
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
On July 29, 2011, the Superior Court granted class certification of the remaining claims except for a vehicle maintenance expense reimbursement claim. As a result, in the State Court Case, there were 16 certified claims, including the Commuting Claim; a Data Transmission Claim arising under state law; claims for various amounts of unpaid time; claims for reimbursement of work tools expenses and the cost of washing a Company vehicle; claims for unfair competition under California Business and Professions Code section 17200; and claims for waiting-time penalties and penalties under the California Labor Code Private Attorneys General Act. On June 29, 2012, the Company filed for summary judgment against more than 40 class members, as well as for summary adjudication of several class claims.

On October 18, 2012, the Company entered into a settlement agreement, or the Settlement Agreement, with the named plaintiffs in these wage-and-hour class and collective action lawsuits. Under the terms of the Settlement Agreement, the Company has agreed to pay up to $8,100,000, including plaintiffs' attorneys' fees and costs, to resolve all remaining claims related to the State Court Case. The Company previously disclosed that it estimated the range of possible loss with respect to the State Court Case to be between $970,000 and $30,000,000. The Settlement Agreement involves no admission of wrongdoing, liability or violation of the law by the Company. In addition, the Settlement Agreement bars the named plaintiffs in the State Court Case from pursuing further claims against the Company. Finally, although the Company filed a notice of appeal with respect to the attorneys' fee award in the Federal Court Case, the Company has agreed to waive that appeal as part of the Settlement Agreement and to pay the $901,000 awarded by the federal court.

The Settlement Agreement is subject to both preliminary and final approval by the Superior Court. Following preliminary approval by the Superior Court, California class members will be sent a notice of the settlement and given the opportunity to decide whether to participate in the settlement. The Company could pay less than $8,100,000 in settlement of the State Court Case depending on the level of participation by class members in the settlement. Following the notice period, the parties may move for final approval of the settlement.

During the three months ended September 30, 2012, we recorded an additional accrual in the amount of $6,930,000 with respect to our expected obligations under the Settlement Agreement, bringing the total amount accrued for the State Court Case as of September 30, 2012 to $8,100,000.
New York Litigation
On October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc. against LoJack Corporation in United States District Court for the Eastern District of New York, or the New York Court, alleging breach of contract, misrepresentation, and violation of the New York franchise law, violation of Mass. Gen. Laws c. 93A and the Robinson-Patman Act, among other claims. The plaintiff sought damages of $10,000,000, punitive damages, interest and attorney’s fees, and treble damages. The Company filed a motion to dismiss all counts. Thereafter, G.L.M. moved to amend its complaint and to add a claim for breach of fiduciary duty. The Company then filed an opposition to G.L.M.'s motion to amend and sought dismissal of all counts.
On September 30, 2011, the New York Court ruled on the motions referenced above and denied, as futile, the plaintiff’s request to amend the complaint with respect to the misrepresentation, New York franchise law, violation of Mass. Gen. Laws c. 93A and breach of fiduciary duty claims. The New York Court granted the plaintiff permission to re-plead the tortious interference with business relations and Robinson-Patman Act claims. The breach of contract and breach of covenant of good faith and fair dealing claims also remained viable.
On October 14, 2011, the plaintiff filed a motion for reconsideration of the dismissal of the violation of Mass. Gen. Laws c. 93A and the violation of the New York franchise law claims. The Company opposed this motion.
On November 21, 2011, the plaintiff filed its First Amended Complaint, alleging breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with business relations, violation of the New York Franchise Act, violation of Mass. Gen. Laws c. 93A and the Robinson-Patman Act, among other claims. On December 5, 2011, the Company moved to strike the First Amended Complaint in its entirety, including those portions of the First Amended Complaint previously dismissed or subject to the pending motion for reconsideration, and in the alternative for dismissal of some or all claims.
On September 28, 2012, the New York Court entered a Memorandum & Order deciding all of the pending motions. The Court dismissed the plaintiff's claims for tortious interference and violation of the Robinson-Patman Act. The Court denied plaintiff's motion for reconsideration of the previously dismissed claim for violation of the New York Franchise Act. The Court also struck plaintiff's request for punitive damages and attorney's fees in connection with its breach of contract and duty of good faith and fair dealing claims. The Court reconsidered its prior decision and allowed plaintiff's Mass. Gen. Laws c. 93A claim to proceed on a limited basis.
The case will proceed on plaintiff's theories of breach of contract, breach of the duty of good faith and fair dealing and a limited claim of violation of Mass. Gen. laws c. 93A . The Company has also asserted counterclaims against the plaintiff for breach of contract as well as additional claims.
We cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation. However, the Company believes that it has substantial legal and factual defenses to these three remaining claims and intends to defend its interests vigorously.

Brazilian Licensee Litigation
On September 27, 2011, the Company received a demand for arbitration with the International Centre for Dispute Resolution of the American Arbitration Association, or ICDR, filed by Tracker do Brasil LTDA, which licenses the LoJack technology in Brazil. The demand for arbitration was made by the licensee following the stipulation by the parties to the entry of an order in Norfolk Superior Court in Massachusetts that the licensee's dispute be re-filed for arbitration with the ICDR, or the Arbitration Order. The filing alleges interference with contractual relations, fraud/intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimant seeks, among other things, $55,000,000 in actual damages, treble damages, and attorneys' fees, and also declaratory and injunctive relief.
On November 22, 2011, LoJack Ireland brought a counterclaim against Tracker do Brasil LDTA in the ICDR. The counterclaim asserts Tracker do Brasil LTDA’s breach of contract, breach of the implied covenant of good faith and fair dealing, business defamation, negligent misrepresentation, and violation of Mass. Gen. Laws c. 93A, and seeks recovery of monetary damages from past and continuing economic injury as well as damages and reasonable attorneys’ fees and costs under Mass. Gen. Laws c. 93A. Tracker do Brasil LTDA contested the arbitrability of the counterclaims under the Arbitration Order, and LoJack Ireland filed a Complaint for Civil Contempt in the Norfolk Superior Court in Massachusetts to enforce Tracker do Brasil LTDA's compliance with the Arbitration Order.  On September 7, 2012, Tracker do Brasil LTDA agreed with LoJack Ireland to submit the counterclaims to arbitration, and the parties stipulated to the entry of an order dismissing the Civil Contempt action in Norfolk Superior Court.
Given the current stage of this matter, we cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation. However, the Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests and pursue its counterclaims vigorously.
ICMS Tax Assessment
On November 11, 2011, our subsidiary, LoJack do Brasil LTDA, or LoJack do Brasil, received notification of an inspection by the tax authorities of the state of Sao Paulo, Brazil regarding the payment of ICMS (State VAT) tax. The notification concerns imports which were carried out by trading companies on behalf of LoJack do Brasil and which occurred during the time period from January 1, 2007 through December 31, 2009. In May 2012, the state tax authority issued an assessment against LoJack do Brasil in the amount of BRL R$17,371,487 (USD $8,554,854), including penalties and interest that are generally imposed on similar types of tax assessments in Brazil. The assessment arises from a long running dispute between the Brazilian states of Espirito Santo and Sao Paulo regarding to which state companies like LoJack do Brasil should pay ICMS tax on imports. LoJack do Brasil filed an administrative defense with the Sao Paulo state tax authority arguing, among other things, that it should not be required to pay ICMS tax to the state of Sao Paulo, contending that the trading companies were the effective importers of record, that the imported products were physically received in the state of Espirito Santo before they were sent to the state of Sao Paulo, and that all required ICMS taxes were paid to the state of Espirito Santo.
The Company believes that it has substantial legal and factual defenses and plans to defend its interests vigorously.

Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors which could materially affect our business, financial condition or future results discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 in Part I, “Item 1A. Risk Factors.” The risks described in our Form 10-K are not the only risks that could affect our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors included in our 2011 Form 10-K, except as noted below:
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
During the second quarter of 2012, there was a fire at the facility of one of our component suppliers that impacted the production line for the batteries for our battery-powered LoJack Units.  As of the date of this report, we have been in stable production for three months and our risk of supply disruption has returned to the normal levels experienced prior to the fire.

Significant changes in vehicle brand and/or model market share could affect our business.
Our products are sold across a wide range of vehicle brands and models. Variability in the growth rates of these brands and models, also referred to as brand rotation or share change, can affect the performance of our business to the extent that we are over or under weighted in specific brands and/or models. If we are over-weighted in low growth brands or models and/or under-weighted in high growth brands or models, our business and results of operations could be materially adversely affected.
Regulations that restrict the importation of our products in certain countries could materially impact our business and results of operations.
We face uncertainty regarding developing governmental regulations in Argentina that may affect sales to our licensees in that country. During 2012, Argentine authorities began requiring all importers to request and receive approval from the Argentine Tax and Customs Authority prior to each import transaction. Our licensee has requested approval of importation of our products, which request is currently under review by the Argentine government. As a result, we have not shipped any units to Argentina since January 2012. If the licensee's request is not granted or we are unable to find another means to address the regulations, we may not be able to restart the shipment of our products to this licensee. Any regulations in Argentina or other countries in which our licensees are located that prevent or limit our ability to sell products to our licensees in those countries could have a material adverse effect on our business, results of operations or financial condition.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized a stock repurchase plan with total repurchase authority of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the repurchase plan.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1 to July 31, 2012	—	—	—	1,281,613
August 1 to August 31, 2012	7,757	$2.88		1,281,613
September 1 to September 30, 2012	—	—	—	1,281,613
Total	7,757	$2.88	—	1,281,613
_____________________

(1)	Includes shares withheld from equity awards that vested in August 2012 to satisfy minimum tax withholding obligations that arose upon vesting.
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
101**
The following materials from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

LoJack Corporation Registrant
Date: November 6, 2012	By:	/s/ Randy L. Ortiz
Randy L. Ortiz
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2012	By:	/s/ Donald R. Peck
Donald R. Peck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)