Form 10-K
period 2012-12-31
LOJACK CORP
filed 2013-03-15
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2012
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 001-08439

LOJACK CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Massachusetts	04-2664794
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

40 Pequot Way	02021
Canton, Massachusetts (Address of Principal Executive Offices)	(Zip Code)
(781) 302-4200
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.01 par value Preferred Share Purchase Rights	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☑

The aggregate market value of our common stock, $.01 par value per share, held by non-affiliates was approximately $50,717,000 as of June 30, 2012. The aggregate market value of common stock indicated is based upon the last traded price of the common stock as reported by NASDAQ on June 30, 2012.

As of March 1, 2013, there were 18,214,913 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference to our to be filed definitive Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 23, 2013.

LOJACK CORPORATION AND SUBSIDIARIES

In this Annual Report on Form 10-K, the terms “LoJack”, “the Company”, “we”, “us”, or “our”, include LoJack Corporation and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.
In as much as the calculation of shares of our voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents our best good faith estimate for purposes of this Annual Report on Form 10-K. All outstanding shares beneficially owned by our executive officers and directors were considered for purposes of this disclosure to be held by affiliates.

i

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section titled “Risk Factors,” appearing in Part I - Item 1A of this Annual Report.
PART I

ITEM 1 — BUSINESS
OVERVIEW
LoJack is a leading global provider of technology products and services for the tracking and recovery of valuable mobile assets and people at risk of wandering. LoJack was organized as a Massachusetts corporation in 1978. Our unique integration with law enforcement agencies in the United States, together with our proprietary technology and radio frequency, or RF, network provide an effective means for the tracking and recovery of stolen vehicles, motorcycles, construction equipment, cargo and people at risk of wandering. As of December 31, 2012, LoJack products were operational in 28 states and the District of Columbia in the United States, Canada and 30 other countries internationally. Our technology has led to the recovery of over 300,000 vehicles globally, with an estimated value of nearly $4 billion. Beginning in 2013, LoJack will offer fleet telematics solutions.   LoJack plans to deliver additional telematics solutions for automotive dealerships and consumers that meet the safety, security, and protection needs of consumers in the world of the "connected car."
SEGMENT OPERATIONS
We have three separately reported business segments: North America, International and All Other. Our North America segment is comprised of our domestic operation, which sells products that operate in 28 states and the District of Columbia in the United States, as well as our Canadian operation, which provides recovery products and services in the Provinces of Ontario and Quebec. Our International segment sells products and licenses or owns and operates LoJack proprietary vehicle recovery technology in 30 countries and territories throughout Europe, Africa and Latin America and through our wholly owned subsidiary in Italy, LoJack Italia, SRL, or LoJack Italia. Our All Other segment includes LoJack SafetyNet Inc., or SafetyNet, which provides technology for the tracking and rescue of people at risk of wandering, or people at risk, and LoJack SC-Integrity, Inc., or SCI, which provides technology for the tracking and recovery of valuable cargo and business information.
For financial information about our segments, and for information reported by geographic area, see Note 12 to our consolidated financial statements contained in this Annual Report at Item 8.
THE LOJACK SYSTEM
The LoJack Stolen Vehicle Recovery System
The LoJack Stolen Vehicle Recovery System, or the LoJack System, is based on RF technology. In the United States, the LoJack System is comprised of three components: (1) a Registration System, which we maintain and operate; (2) a Sector Activation System, or SAS, and Vehicle Tracking Units, collectively the Law Enforcement Components, each maintained by us and operated by law enforcement officials; and (3) a LoJack Unit, which is installed in customers’ vehicles or equipment. In the United States and Italy, the LoJack System is designed to be integrated with existing law enforcement computer systems and telecommunication systems and procedures. If a vehicle equipped with a LoJack Unit is stolen, its owner reports the theft to the local police department. If the theft is reported in a jurisdiction where the LoJack System is operational, a unique radio signal is automatically transmitted to the LoJack Unit in the stolen vehicle, activating its tracking signal. The Vehicle Tracking Unit, installed in police patrol cars and aircraft in the coverage areas (for detail see Global Presence section below), is used by law enforcement officers to lead them to the stolen vehicle using RF direction-finding technology to locate the LoJack Unit emitting the tracking signal. In Canada and Italy, the tracking of stolen LoJack equipped vehicles is currently performed by our personnel or by private parties under contract with us, and once a LoJack equipped stolen vehicle is located by our tracking team, we rely on local law enforcement agencies for the actual recovery.
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
Additionally, we believe that the LoJack System benefits law enforcement agencies by providing an extremely effective tool for combating vehicle theft and helping to apprehend the suspects behind such crimes.
The Boomerang System
The legacy Boomerang Tracking System, or Boomerang System, sold in Canada prior to the transition to the LoJack System during 2011, is based on RF and cellular technology and uses tracking devices internally developed by LoJack and the wireless network of a major Canadian telecommunications company for locating and tracking stolen assets. The cellular coverage area for Boomerang’s tracking of stolen assets includes most of North America; however its service area is primarily in certain Canadian provinces. The Boomerang System consists of the Boomerang Unit that is installed in a purchaser’s vehicle, the cellular network, the Boomerang Security Center and Boomerang Vehicle Tracking Units. If a vehicle equipped with a Boomerang Unit is stolen, the vehicle owner is instructed to report the theft to the local police department and the Boomerang Security Center. When the Boomerang Security Center is advised of a theft, it obtains the approximate location of the Boomerang Unit via a secure connection with the cellular carrier and then transmits a unique code causing the Boomerang Unit to transmit a tracking signal. Upon transmission of a tracking signal by the Boomerang Unit, a tracking vehicle, equipped with a Boomerang Vehicle Tracking Unit, is dispatched to the approximate location of the Boomerang Unit. In Canada, we use our own employees and third parties to perform tracking of Boomerang Units. The Boomerang Vehicle Tracking Units use direction-finding technology to locate the source of the tracking signal emitted by the Boomerang Unit which, with the integration and/or assistance of local law enforcement personnel, leads to the recovery of the stolen vehicle.
THE LOJACK ADVANTAGE OVER GPS FOR STOLEN VEHICLE RECOVERY
Unlike systems based on Global Positioning System, or GPS, technology, our technologies can penetrate buildings and containers for the effective tracking and recovery of stolen mobile assets hidden from view, while GPS technology is easily jammed by such interferences. We differ from such GPS products in that our products are covert without any visible antennas or markings on the vehicle indicating presence of the LoJack System. Additionally, the direct integration of the LoJack System with law enforcement in the United States results in the automatic activation of the LoJack Unit upon the vehicle owner’s report of the theft to police and, therefore, no third party intermediaries are involved in the activation or tracking process.
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
Boomerang®
The Boomerang Unit is the component of the Boomerang System that is installed in a customer’s vehicle. The Boomerang Unit consists of a cellular band RF transponder with antenna, microprocessor and power supply. We continue to support the Boomerang Units sold prior to the transition to LoJack Units during 2011, however, we no longer offer the Boomerang Unit products. For a listing of the Boomerang Unit product suite previously offered, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
SafetyNet
The SafetyNet System is comprised of a Personal Locator Unit, or PLU, worn on the wrist of the subscriber, a Search and Rescue, or SAR, Receiver used by public safety agencies, a database of key information about the subscribers to assist in the search and rescue, and training of law enforcement and public safety agencies in the use of our technology in the search and rescue process. The PLU constantly emits an RF signal which can be tracked by trained search and rescue agencies using a SAR Receiver. The RF signal enables the police to pinpoint the precise location of a missing subscriber using a handheld, portable SAR Receiver.
SCI
We own approximately 64% of SCI. We license to SCI the use of the LoJack brand name for its cargo and tracking recovery solution, called LoJack InTransit™. LoJack InTransit™ uses three technologies (RF, GPS and Global System for Mobile Communication, or GSM) in combination to deliver a comprehensive solution for the prevention, detection, investigation and recovery of stolen cargo.
GLOBAL PRESENCE
As of December 31, 2012, the LoJack System was operational in 28 states and the District of Columbia in the United States. We have available statewide coverage, defined as coverage of at least 80% of the state population, in Arizona, California, Connecticut, the District of Columbia, Maryland, Massachusetts, Michigan, New Jersey and Rhode Island. We have coverage available in major metropolitan areas, cities and high crime areas in Colorado, Delaware, Florida, Georgia, Illinois, Louisiana, Nevada, New Hampshire, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia and Washington. We identify and define coverage areas based on a qualitative analysis of population density, new car sales and geography.
We operate Canada’s leading stolen vehicle recovery provider, with sales concentrated in the provinces of Quebec and Ontario. In 2011, we transitioned the Canadian business from the sale of Boomerang Units to LoJack Units. Our stolen vehicle recovery technology is also operational in 30 other countries and territories around the world. Internationally, we have a licensed presence in countries located in Latin America, Europe and Africa. In 2006, we began commercial activities in Italy through a wholly-owned subsidiary, and now have a national presence in Italy.

BUSINESS MODEL
North America Segment
Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning Units and related products and extended product and recovery warranties to automobile dealers, which include automobile dealers, dealer groups, and retailers, who resell the units to consumers. There are no additional monthly fees or service contracts associated with the sale of LoJack Units, LoJack Early Warning Units or extended product and recovery warranties. Approximately 85% of our revenue in the United States originates through this distribution network of automobile dealers. Expansion into additional markets beyond the automotive market through products such as LoJack for Construction Equipment and LoJack for Motorcycles leverages our existing network and requires no additional infrastructure. Approximately 9% of our revenue in the United States was derived from the sale of LoJack for Construction Equipment units and LoJack for Motorcycles units during the year ended December 31, 2012.
We contract with and certify select dealers and other third parties to install our products. In 2012, 61% of our products sold in the United States were installed by third parties, compared to 60% for both the years ended December 31, 2011 and 2010. We monitor the quality of these installations through an extensive quality control process.
Our revenue in Canada is derived primarily from the sale of LoJack Units and from service contracts related to the monitoring and recovery of legacy Boomerang Units. Customers who purchased a legacy Boomerang Unit (prior to the transition to LoJack Units) were required to enter into a service contract with Boomerang. The terms of service contracts offered ranged from 12 to 60 months and were generally payable in full upon the activation of the related unit or renewal of a previous service contract. Customers were also offered a month-to-month option. Beginning in 2011, we introduced the LoJack technology in Canada and the business model and product offerings are now similar to those of the United States. Approximately 23% of our revenue in Canada is derived from the unit sales through automotive accessory retailers and automobile dealers, while the remaining 77% of revenue is derived from associated service contracts. As of December 31, 2012, there was approximately $3,900,000 of deferred revenue resulting from approximately 27,000 active service contracts. As we continue to transition the customer base in Canada to LoJack Units, we expect the number of service contracts and related deferred revenue to decrease correspondingly. As of December 31, 2012, there was also approximately $605,000 of deferred revenue on LoJack Unit sales.
Certain insurance companies in Quebec and Ontario offer rebates to customers who install a stolen vehicle recovery product in their vehicles, and in some instances, insurance companies require installation of a stolen vehicle recovery product in such vehicles.
Revenue from the North America segment accounted for 74%, 68% and 66% of our consolidated revenue for the years ended December 31, 2012, 2011 and 2010, respectively.
International Segment
LoJack technology is operational in 30 countries and territories outside of North America. We have developed our technology such that the LoJack System can be used by local law enforcement, by our licensees’ own security organizations, or by a combination of both. International revenue is derived from the sale of LoJack Units, system infrastructure components, royalties, licensing fees and subscription and installation services. International licensing agreements are denominated primarily in U.S. dollars and are structured with up-front licensing fees. Our license agreements provide that we supply components and products at prices to be determined from time to time and/or receive royalties based upon the licensees’ LoJack based revenue. Approximately 89% of our international revenue was from the sale of LoJack Units during the year ended December 31, 2012.
At December 31, 2012, we held a 12.5% equity investment, with a carrying value of $1,541,000, in our Mexican licensee; a 5.5% equity investment, with a carrying value of $500,000, in our French licensee; and a 17.5% equity investment with a carrying value of $496,000, in our Benelux licensee. In addition, we hold a 5% equity interest in our licensee in Argentina, for which we have no carrying value in our financial statements.
We have commercial operations in Italy through LoJack Italia. Since 2005, we have invested approximately $30,000,000 (comprised of LoJack network build-out and operating losses) in LoJack Italia. We estimate this business will require an additional investment of approximately $1,500,000 to $2,000,000 over the next two to three years. Based on our experience with our current international licensees, we believe that LoJack Italia will generate long-term profitability and value after the investment period.
Our revenue in Italy is derived primarily from the sale and installation of LoJack Units and related service contracts. Purchasers of LoJack Units in Italy are required to enter into a service contract with LoJack Italia. The terms of service contracts offered range from 12 to 84 months and are generally payable in full upon activation of the related unit or renewal of a previous service contract. Customers are also offered a month-to-month option. Approximately 47% of our revenue in Italy is derived from the sale of LoJack Units, while the remaining 53% of revenue is derived from associated service contracts. As of December 31, 2012, there was approximately $2,784,000 of deferred revenue resulting from approximately 27,900 active service contracts.

Revenue from the International segment accounted for 23%, 30%, and 32% of our consolidated revenue for the years ended December 31, 2012, 2011 and 2010, respectively.
All Other Segment
Revenue in our All Other segment is derived primarily from SCI and SafetyNet and accounted for 3% of total revenue in 2012. SCI revenue is derived from the sale, lease or service of tracking devices as well as subscription fees for monitoring service alerts and activity reporting. At December 31, 2012, there was approximately $305,000 of deferred revenue relating to SCI subscription based services.
SafetyNet revenue is derived primarily from the sale of PLUs, replacement parts and monthly service fees. The SafetyNet business model is a fulfillment and service model, which provides the SafetyNet offering to caregivers and consumers for an upfront product fee, followed by a monthly service fee. As part of this business model, we provide SAR Receivers directly to participating law enforcement at no cost.
VEHICLE, ASSET THEFT AND PEOPLE AT RISK
North America Segment
According to the most recent Federal Bureau of Investigation Uniform Crime Report for 2011, a motor vehicle is stolen in the United States every 44 seconds. In 2011, total motor vehicle theft in the United States was approximately 715,000 vehicles, with an estimated value of more than $4.3 billion. Most auto theft is carried out by sophisticated thieves, rather than amateur thieves. Thieves typically steal vehicles because of the profit potential of the vehicle’s components on the black market. Also, in the United States, the national recovery rate for stolen vehicles has declined from 67% in 1999 to a 30 year low of 52% in 2011. The National Insurance Crime Bureau also reported that motorcycle theft totaled approximately 47,000 stolen motorcycles in the United States in 2011. Of those motorcycles stolen, only 37% were recovered by law enforcement, making motorcycle owners and the insurance industry vulnerable to loss.
According to Statistics Canada, a federally commissioned statistics bureau, approximately 82,000 vehicles were stolen in Canada during 2011. The Insurance Bureau of Canada reported that each year such crimes cost auto insurers and their policyholders approximately CAD$542 million and, when considering emergency response, court, policing, legal and out-of-pocket expenses, such as deductibles, the annual costs of auto theft in Canada approach $1 billion.
International Segment
Interpol, which provides services for the law enforcement community to optimize the international effort to combat crime, indicated in a recent report that approximately 7.1 million vehicles were stolen globally in 2011, which represented a loss of more than $43 billion.
All Other Segment
In the cargo security market, it is estimated that $35 billion in merchandise is stolen from cargo ships, trucks, ports, railroads and highways annually in the United States.
It is estimated that 5.4 million Americans suffer from Alzheimer’s disease and that there will be between 11 and 16 million Americans affected by 2050. Wandering, the most life-threatening behavior associated with Alzheimer’s disease, affects 59% of such patients, and 45% of the cases where the person is not located within 24 hours end in death. Additionally, about one in every 88 children in the United States has been identified as on the autism spectrum and children with autism are prone to wandering.
SALES AND MARKETING
North America Segment
Our sales and marketing activities in the United States focus on the automotive channel, through which automobile dealers offer the LoJack Stolen Vehicle Recovery Unit as well as our LoJack Early Warning and Extended Warranty products as options for both their new and used car sales. We market our products to these dealers primarily through a national sales force, which we supplement with independent sales representatives and inside sales representatives. Our salespeople routinely visit new and used car dealers to educate and train dealership personnel on the benefits of the LoJack Stolen Vehicle Recovery System and related products. In certain dealerships, the LoJack sales personnel present programs such as the pre-install selling model, and educate the dealership personnel as to how installing LoJack Units on every car on their lot can lead to a strong value proposition for the dealer. We also utilize a direct response program to sell the LoJack product in specific markets, such as the market for classic cars, and to sell extended warranty and related products to our installed end customers. In order to ensure that the LoJack Stolen Vehicle Recovery Unit and related products can be financed as a part of the purchase price of the vehicle, we continue to develop arrangements with major finance companies to help improve the availability of credit for the end consumers.

The LoJack brand has an aided brand awareness of approximately 81% in the United States according to a brand study performed in 2011. This brand awareness is beneficial to all existing sales channels and product lines, including automotive, commercial, motorcycle and laptops and may prove beneficial to channels and product lines we may enter in the future.
Building on our already high brand awareness, we continue to drive engagement with dealers and consumers through our digital and direct marketing efforts. We invest proactively in our digital marketing efforts, including the completely redesigned lojack.com website, which receives approximately one million visits annually; autotheftblog.com, which highlights the real life effectiveness of our products as well as our positive impact on consumers, dealers and law enforcement; and our newly developed consumer applications for iPhone® and android phones which provide users with parking location support, a "mobile glovebox" for storing important vehicle information and stolen vehicle recovery process assistance. We have also released an iPad® application for use as an educational and sales tool for dealership personnel as well as consumers and developed a comprehensive multi-media dealership sales training program with leaders in the dealership training industry. As approximately half of the consumers in the United States are concerned about car theft, the ability to reach these consumers directly, as well as through well-trained dealership sales personnel, is a key component of our sales and marketing plans. During 2012, we also invested in the development of integrated marketing processes and systems to support dealer and consumer sales and marketing.
To supplement installation efforts, we have cooperative arrangements with third parties specializing in after-market sales and installation of vehicle accessories to increase penetration in existing markets in a cost effective manner.
We also market LoJack for Construction Equipment directly to owners of commercial equipment and to consumers, using a sales force that calls on construction equipment owners and manufacturers, telemarketing representatives and direct mail.
We market LoJack for Motorcycles through the motorcycle dealer channel.
We license the LoJack brand name to Absolute for use in connection with theft recovery products for laptop computers. All sales and marketing efforts associated with the LoJack for Laptops product are controlled and funded by Absolute.
Our Canadian sales and marketing efforts are focused on the provinces of Quebec and Ontario. We completed our expansion into Ontario in January 2012, where we leverage the LoJack brand, technology and law enforcement model. In Quebec, we partner with insurance companies that mandate and/or give rebates on insurance costs for a stolen vehicle recovery system on high priced or high risk of theft vehicles. We maintain a direct sales force in Quebec, which works directly with insurance companies, insurance brokers and local resellers of the LoJack System. We also sell these products directly to consumers and commercial businesses through a company-owned distribution center and through traveling sales representatives. Subscribers in Quebec accounted for 74% of our total subscribers in Canada in 2012. We maintain a direct sales force in Ontario whose primary focus is the automotive dealer channel.
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
All Other Segment
SCI’s sales and marketing efforts are currently concentrated in the United States and target global businesses and customers who transport high value cargo by truck or rail. In addition, SCI’s sales efforts target companies who want to integrate valuable business information between multiple locations and cargo integrity data for compliance reporting and risk mitigation.
Our sales and marketing efforts for SafetyNet are concentrated in select markets in the United States, specifically major metropolitan areas within Massachusetts, Florida and Pennsylvania. We are marketing SafetyNet directly to caregivers of those with Alzheimer’s, autism and other cognitive disorders.
GROWTH STRATEGY
Our mission is to develop LoJack as the preeminent global brand providing after-market safety, security and protection products and services for the "connected car." We plan to accomplish this through internal and partner-based new product development, market expansion, relationships with new and established distributors and the global development of the LoJack brand. In addition, if appropriate, we may make acquisitions as a means to add channels of distribution for the LoJack brand or as a way to acquire new technology or products, which could be sold through our existing channels of distribution.

North America Segment
Our growth strategy in North America includes developing a segmented approach to the market which will increase growth while improving the efficiency and effectiveness of our sales and market investments; bringing new products and services to the market to take advantage of consumer and dealer demand in the "connected car" space while leveraging our sales, installation and law enforcement networks; continuing to build on our functional and technical excellence to ensure we have the foundational processes, systems and people to enable growth; and build on the breadth and depth of the LoJack brand among consumers and automotive dealers.
Market Segmentation

•
We have traditionally utilized our own field sales organization for account coverage. Over the past year, we have focused our field sales resources on large accounts in order to increase the depth and breadth of coverage within these accounts, increased our focus on the use of agent sales representatives to cover mid-size accounts within their established territories and increased coverage of our inside sales organization. All three areas are focused on dealership acquisition, retention and mutual profitability.

New Products and Services

•
In January 2013, we entered into a strategic alliance with TomTom, through which we intend to offer fleet telematics solutions to small and medium sized businesses, commercial fleets, automotive dealerships and law enforcement agencies. Our strategic alliance with TomTom will allow us to build upon our global stolen vehicle recovery network technology and quickly go to market with a wider range of solutions that add value to our customers and partners. Significant market opportunities exist relating to the "connected car" concept. Our alliance with TomTom enables us to have a unique and important position in this market by leveraging our complementary capabilities. LoJack contributes to the alliance our brand strength, global commercial distribution, stolen vehicle recovery system network, installation network, automotive after-market leadership and unique law enforcement relationships. TomTom offers leadership in navigation and location-based services and technology, a successful "Software as a Service," or SaaS, business model and extensive experience in handling large amounts of data. Together, we will be able to introduce and scale new products and services for existing and new markets, creating additional value for our customers and partners.

•
During 2012, we test marketed the LoJack Total Recovery System, which delivers recovery services for a consumer's vehicle, laptop and identity while increasing dealer profit on each sale. We are planning to initiate a regional roll-out during 2013.

•
Our internal product development team released our beta version of a wireless protocol which will enable other devices, such as vehicle immobilizers, GPS/GSM units, etc., to communicate with and through the LoJack Stolen Vehicle Recovery Network. In addition, we have released new network components which enable lower cost expansion of the recovery network. Both of these products will be utilized by both our wholly owned operations and licensees.

Functional and Technical Excellence

•
Partnering and technology are two key enablers of our growth strategy. Having the right resources in place to support our growth strategies is crucial to our success. Earlier in the year we announced the creation of a Vice President of Corporate Development position to help accelerate our growth initiatives. The strategic alliance with TomTom is an outcome of this addition. To address our focus on expanding our technology platform, we have recently added the position of Chief Technology Officer. These two positions will play a significant role in developing and executing a product cycle plan which ensures that we are delivering value-added products to market quickly.

•
During 2012, we invested in our digital marketing efforts, including the completely redesigned lojack.com website, which receives approximately one million visits annually; autotheftblog.com, which highlights the real life effectiveness of our products, as well as our positive impact on consumers, dealers and law enforcement; and our newly developed consumer applications for iPhone® and android phones which provides users with parking location support, a "mobile glovebox" for storing important vehicle information and stolen vehicle recovery process assistance. We have also released an iPad® application for use as an educational and sales tool for dealership personnel as well as consumers and developed a comprehensive multi-media dealership sales training program with leaders in the dealership training industry.

•
We have begun the process of redesigning our enterprise resource planning systems which can enable us to simplify our business processes, increase integration with consumers and dealers and automate many of our existing processes, resulting in an improved customer experience.

Brand Development

•
Increased market coverage, new products and services and a broader technical platform can increase the value of the LoJack brand by expanding its relevance to consumers and dealers through broader connections and deeper relationships.

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
In order to support our international growth and further development of our global brand, we are developing integrated business processes and systems to instill an international mindset within our company and to improve our ability to collaborate and work together across all functional areas. To accelerate progress in these areas, we have created two new globally focused teams: the Global Operations Group and the Global Sales Planning and Sales Operations Group.
Our newly created Global Operations Group integrates our U.S. and international field engineering, product support, installation and quality control teams to better serve our global customer base. Integration of these teams into one group is intended to improve our market development practices and our global market expansion efforts through the development and sharing of best practices. Concurrent with the creation of the new Global Operations Group, our engineering mission will evolve from purely maintaining our Radio Frequency technology portfolio to collaborating with other technology companies to develop a new set of innovative products and services that our partners and customers value.
Our newly created Global Sales Planning and Sales Operations Group extends our sales planning and analytics activities to cover our international markets in addition to this group's past coverage of our domestic market, and is intended to increase integration of our sales and marketing functions. The goals of this group include the development of improved plans and programs leading to better results, more efficient use of resources and faster time to market for new initiatives.
Creation of these new groups and their increased focus on integrating our global activities are designed to reinforce our efforts to develop and strengthen our global brand. We intend to leverage these initiatives, and future initiatives, to create a strong and consistent brand culture across all of our markets as well as a global structure that will support delivery of the LoJack brand promise to our customers.
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
All Other Segment
SCI’s growth strategy focuses on the expansion of its nationwide sales efforts through channel and strategic partners and targets companies who transport valuable cargo by ocean, truck, air or rail to, from, and in the United States, Canada, Mexico, Europe and Africa. Our customers are generally companies in the electronics, tobacco, pharmaceutical and retail industries that want to protect the integrity of the supply chain and reduce risk on their high value shipments.
SafetyNet’s growth strategy focuses on creating consumer awareness of our technology to assist in the search and rescue process for people at risk in select markets in 2013, specifically targeted at major metropolitan areas within Massachusetts, Florida and Pennsylvania. Going forward, we have decided to concentrate our efforts on sustaining and expanding our subscriber base within these select markets, and have discontinued, at least temporarily, our efforts to expand our market reach more broadly. We have also decided to concentrate our marketing efforts on publicizing successful search and rescue results, and have discontinued our proactive marketing outreach efforts. We plan to explore strategic alternatives for our SafetyNet business.

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
Our core LoJack Unit provides a common platform for both domestic and international operations by utilizing the same basic unit to operate on various RFs used in the countries where our technology is utilized for stolen vehicle recovery. The seventh generation self-powered LoJack Unit is based on a newly developed proprietary power management protocol. This self-powered unit does not draw any power from a vehicle’s battery or electrical system, which makes it well suited for the vehicles of today and the future, including hybrid and electric cars. Additionally, the seventh generation solution can be installed in more locations inside a vehicle, which makes the LoJack Unit even more covert. This is particularly important in countries in Latin America and in Africa where theft rates are especially high. Lastly, the installation process is simpler and thus more efficient for our technicians, dealers who are certified to install such devices and our global licensees and their installation partners. The roll-out of the seventh generation technology was substantially completed for our domestic business by the end of 2010, however the roll-out continued for our licensees throughout 2011 and 2012, and is expected to be complete in 2013. In the fourth quarter of 2011, we released the ruggedized product variant of our seventh generation technology, which features a construction-tested ruggedized housing. With the roll-out of our seventh generation technology nearing completion, we announced the end of manufacturing for the fifth generation LoJack Unit in 2012.
In addition, significant progress was achieved during 2012 in developing wireless proprietary technology for connecting our core technology platform to stolen vehicle recovery systems, such as vehicle immobilizers, with productization planned for 2013. This technology is important to our international licensees as it could facilitate their entry into new commercial markets.
In 2012, new technology supporting the reliability of the stolen vehicle recovery infrastructure system was launched in both the US and international markets. The Network Repeater Unit, or NRU, is a multi-purpose tool that provides the ability to assess the quality of our wireless network and recover stolen vehicles in mobile applications. The Mobile Activator version of the NRU gives the users of our system the ability to activate LoJack units in vehicles that are out of their standard coverage areas, and can also be operated within the current coverage area without interfering with the signals being sent from existing towers. The NRU Mobile Activator is compatible with all versions of our LoJack Unit and allows us to extend the protection of our system.
We coordinate the research and development efforts for our North America and International segments in order to offer new products that meet market needs for the tracking and recovering of stolen mobile assets.
Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. Product development expenses totaled $5,410,000, $5,318,000 and $6,162,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
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
The expansion of the LoJack technology into Canada required approval by Industry Canada of equipment and authorization from Industry Canada for LoJack to transmit in Canada on the same RF allocated by the FCC for the LoJack System in the United

States. The necessary equipment and transmission approvals have been obtained, and LoJack is currently fully operational in Quebec and Ontario.
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
All Other Segment
The FCC granted us a Rule and Order to use our existing frequency for the tracking and recovery of stolen or missing cargo and hazardous materials, the tracking and rescue of people at risk and people of interest to law enforcement when established boundaries are violated, automatic notifications of vehicle fires or collisions, and carjacking alerts. As a result of this ruling, we are able to leverage our technical infrastructure and extend our integration with law enforcement and public safety agencies beyond stolen vehicles to include the other diverse applications. This Rule and Order complements our efforts to diversify the LoJack business, including the introduction of SafetyNet and our efforts to penetrate the cargo space, through our investment in SCI.
PRODUCT WARRANTY
North America Segment
LoJack Limited Warranty. This is a limited warranty provided at no cost to the original retail purchaser of a LoJack Unit or a LoJack Unit with Early Warning. This warranty provides the following two benefits:

•
LoJack Parts & Labor Warranty.    This warranty repairs or replaces LoJack Units (excluding the Early Warning Key Pass and batteries) that are defective in material or workmanship for up to two years after the warranty commencement date. This warranty also provides for the repair or replacement of an Early Warning Key Pass that is defective in material or workmanship for up to ninety days of the warranty commencement date. This warranty does not warrant the Early Warning Key Pass batteries.

•
LoJack Limited Recovery Warranty.    This warranty refunds the purchase price of a LoJack Unit up to the manufacturer's suggested retail price, if the vehicle is stolen and not recovered within twenty-four hours of the official report of the theft to the police.

LoJack Extended Limited Warranty.    This warranty is a one year or five year extended limited warranty which may be purchased with the purchase of a LoJack Unit. The coverage term commences with the expiration of the LoJack Limited Warranty (discussed above) and provides for both the LoJack Parts & Labor Warranty and LoJack Limited Recovery Warranty described above.
LoJack Protection Plus 5000. This product may be purchased with the purchase of a LoJack Unit and provides the following benefits:

•
LoJack Protection Plus 5000 (all U.S. states in which we do business other than New York).    This warranty provides that if within the five year coverage period, the vehicle is stolen and not recovered within thirty days of the official theft report, or stolen and recovered but deemed a total loss, the lesser of actual cash value of the vehicle or $5,000 will be paid to the customer.

•
LoJack Protection Plus 5000 (New York only).    This warranty provides that, if within the five year coverage period, the vehicle is stolen and not recovered within thirty days of the official theft report or if the vehicle is recovered but deemed a total loss, then a total loss benefit of up to $2,500 will be paid, consisting of up to $1,000 primary insurance deductible plus expenses incurred as a direct result of the total loss of the vehicle that are not reimbursed by the vehicle's primary insurance carrier. This coverage also pays the difference between the purchase price of a replacement vehicle and the actual cash value of the stolen vehicle at the time of loss, up to $2,500, if the replacement vehicle is purchased from the dealer from whom the stolen vehicle was originally purchased by the customer. The replacement benefit is reduced by negative equity, service contracts or other agreements refundable to the customer.

•
LoJack Protection Plus 5000 (Florida only). This warranty provides that, if within the five year coverage period, the vehicle is stolen and not recovered with thirty days of the official theft report or is recovered and deemed a total loss, the customer will be paid up to $5,000.00 in Vehicle Protection Expenses, not to exceed the actual cash value of the vehicle. Vehicle Protection Expenses incurred by the Customer as a result of the theft of the vehicle include insurance deductible expenses, temporary vehicle rental expenses, sales tax and registration fees, expenses for a comparable replacement vehicle and other incidental expenses allowed by law. However, Vehicle Protection Expenses may not duplicate any benefits paid or payable under the customer's primary insurance policy.
Boomerang Parts & Labor Warranty.    This warranty provides to original purchasers Boomerang Units that the unit will be free from defects in material or workmanship for a period of two years from the date of purchase. If the product proves to be defective in material or workmanship during such period, we will, at our option, replace or repair the product or reimburse the purchase price paid.
Boomerang Limited Recovery Warranty.    This warranty provides to purchasers of Boomerang Units that if a Boomerang equipped vehicle is stolen and not recovered within sixty days of the reported theft, we will pay the consumer an amount equal to the actual purchase price of the unit, the installation fees and service fees for the current contract term, up to a maximum of CAD $1,000 for Boomerang Units and CAD $2,000 for Boomerang Units with automatic theft notification.
LoJack Limited Recovery Warranty (Canada only).    This warranty provides to purchasers of LoJack Units in Canada that if a LoJack equipped vehicle is stolen and not recovered within thirty days (fourteen days for Early Warning products) of the reported theft, the customer will have the option of receiving from LoJack Canada: (i) the reimbursement of the equipment purchase and installation costs, up to a maximum amount of CAD $1,000 for vehicles equipped with an Espion or LoJack C Tracking System or a maximum amount of CAD $1,500 for vehicles equipped with an Espion Alert or Espion Alert Plus Tracking System, subject to the presentation by the customer of purchase, installation and services invoices in support of the claim; or (ii) new equipment, including installation, for vehicles equipped with an Espion, LoJack C, Espion Alert or Espion Alert Plus Tracking System, at no cost to the customer.
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
We hold a patent portfolio that covers vehicle tracking, security and recovery technology. The portfolio includes United States Patent Nos. 5,917,423, 6,229,988B1, 6,522,698B1, 8,013,735B2 and 8,350,695 which expire in 2015, 2018, 2017, 2030 and 2031, respectively, each of which covers portions of the LoJack System. Each of these patents adds to the predecessor patents by adding functionality that we believe yields a competitive advantage. United States Patent No. 7,973,649 covers LoJack Early Warning and expires in 2030. Our portfolio further comprises additional patents and patent applications that protect important aspects of our products including, but not limited to, power management in our products, efficient operation of the LoJack network, and also potential future products. In addition, we hold unpatented confidential information or trade secrets that are integral to the operation of the LoJack System. We believe that protection of the unpatented intellectual property will continue beyond the expiration of the stated patents.
In Canada we hold a patent portfolio that covers location, tracking and recovery using an existing network, vehicle location using a kinetic network, our two-way tracking beacon and anti-jamming technology. The portfolio includes Canadian Patent No. 2,203,302 which expires in 2017 (corresponding to United States Patent No. 5,895,436 which expires in 2016), a Canadian patent application No. 2,435,839 (corresponding to United States Patent No. 7,091,835B2 which expires in 2023) and Canadian Patent No. 2,395,843 (corresponding to United States Patent No. 6,498,565B2, expiring in 2021) which expires in 2021.
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
International Segment
In addition to the portfolio described above, we hold patents corresponding to United States Patent Nos. 5,917,423, 6,229,988B1 and 6,522,698B1 in a number of jurisdictions that generally expire in the same year. Additional patent applications corresponding to pending United States applications are pending in various countries where we or our licensees either currently do business or intend to do business. In addition, we protect internationally the unpatented trade secrets that are integral to the operation of the LoJack System. We believe that protection of the unpatented intellectual property will continue beyond the expiration of the stated patents, and we license those patents and our trade secrets to our international licensees.
The LoJack name and logo are registered trademarks in many countries internationally.
All Other Segment
SafetyNet and SCI have unpatented intellectual property which we believe is valuable to their respective businesses which we protect as trade secrets. Additionally, United States Patent No. 8,013,735B2 noted above is material to SCI’s business, and our portfolio includes patents material to the SafetyNet business, particularly United States Patent No. 8,350,695.
COMPETITION
North America Segment
We believe that we have several competitive advantages in the United States, including our proprietary RF technology and two-way tracking beacon, our distribution networks, our distributed installation capacity, our well-known brand and our integration with law enforcement. Our RF technology is proven to be effective for the tracking and recovery of stolen vehicles and mobile assets. We hold a patent portfolio that covers vehicle tracking, security and recovery. We have developed a network in the United States that would be very expensive for a competitor to replicate. We have an established distribution network in the automotive, motorcycle and construction channels in the United States. Additionally, in the United States, we have a distributed installation capacity which allows us to go to the customer, rather than requiring the customer to come to us. Based on a brand study performed in 2011, we have a well-known brand with an aided brand awareness of approximately 81% in the United States, which provides us a strong competitive advantage. The LoJack System is directly integrated with law enforcement in the United States and, as a result, we have a detailed understanding of law enforcement systems and procedures. We are unaware of any competitor who provides a system capable of being operated or actively monitored exclusively by law enforcement agencies. We believe these competitive advantages present substantial barriers to competitive entry into our existing markets.
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
International Segment
We believe that we have several competitive advantages in the International segment, including an established network through our licensees and wholly owned operations in Italy. Several competitors or potential competitors are marketing or have announced the development of products, including those that are based on RF technology, cellular technology, GPS technology or some combination of these technologies, which claim to have stolen vehicle tracking features that may compete directly with the LoJack System in our International segment. In addition, to the extent that OEMs develop and market their own products for the recovery of stolen vehicles in international markets, we would also face competition from these companies. In some instances, competitors have a market share comparable or larger than that of our licensees. The competitive environment in regions with relatively high rates of auto theft, such as many countries in South America and parts of Africa, are generally more intense than in regions with lower rates of theft. The transportation department of the government of Brazil has adopted a regulation requiring all new vehicles be equipped with a tracking device operating on a cellular phone network and utilizing GPS technology. Implementation of this regulation has been delayed on a number of occasions and is scheduled to be implemented during 2013. Implementation of this regulation may negatively affect demand for LoJack Units in Brazil. However, we believe that the LoJack radio frequency direction finding technology will continue to provide a superior stolen vehicle recovery solution due to the covert and randomized nature of installation, and the susceptibility of cellular networks and GPS receivers to jamming. Competition in Europe has become more intense, with many competitors offering stolen vehicle tracking devices that utilize cellular and GPS technologies. In addition, certain competitors have established relationships with automobile manufacturers and distributors to promote or incorporate their product offerings.
All Other Segment
We believe SCI and SafetyNet face competition from companies selling GPS and cellular phone systems which market themselves as solutions for cargo tracking and tracking and rescuing people as a service offering. We believe that our integration with law enforcement and public safety agencies as well as our RF technology, which allows for recovery in areas where other technologies may fail, including concrete structures or densely wooded areas, create unique competitive advantages for both SCI and SafetyNet within their relevant markets.
CONTRACT MANUFACTURING ARRANGEMENTS AND INVENTORY
We have a contract manufacturing arrangement for the LoJack Unit and other LoJack System components sold in the North America and International segments with Celestica Inc. We believe that several companies have the capability to manufacture LoJack Units.
In the North America segment, we generally seek to maintain a supply of LoJack Units which we believe is sufficient to fulfill orders as they are received and maintain no order backlog. In the International segment, because of the uneven buying patterns of our licensees, we tend to produce the LoJack Units based upon forecasts and confirmed orders provided by our international licensees relating to our international markets.
We maintain an inventory of certain LoJack System Law Enforcement Components beyond our current requirements in order to facilitate expansion into additional markets and replace obsolete equipment.
In the past, we have experienced some seasonal fluctuation in the business, primarily with respect to the International segment. In prior years, sales in many of our international markets have tended to be higher in the fourth quarter of the year due primarily to the impact of annual volume pricing to our international licensees. First quarter sales have tended to be the lowest.
EMPLOYEES
As of February 2013, we had a total of 636 full-time employees, 571 of whom were working in the North America segment, 38 of whom were working in the International segment and 27 of whom were working in the All Other segment.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning our executive officers is set forth below.

Name	Age	Title
Randy L. Ortiz	55	President and Chief Executive Officer
Donald R. Peck	55	Executive Vice President and Chief Financial Officer
Emad Isaac	47	Senior Vice President and Chief Technology Officer
Harold E. Dewsnap	52	Senior Vice President and General Manager (U.S. Sales)
Thomas M. Camp	49	Senior Vice President and General Manager (International)
Jose M. Oxholm	46	Senior Vice President, General Counsel and Secretary
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
Mr. Isaac joined LoJack in February 2013 as our Senior Vice President and Chief Technology Officer. Prior to joining LoJack, Mr. Isaac served as Senior Vice President and Chief Technology Officer at Rand McNally, where he created product roadmaps and portfolios for the telematics, navigation, and digital media businesses. He also was responsible for the overall technology direction, manufacturing operations and strategy, advising the CEO and board of directors on technology matters and product offerings. Prior to Rand McNally, Mr. Isaac was Chief Technology Officer at Morey Corporation, an electronics manufacturing services company, from 2005 to 2011. From 2000 to 2005 Mr. Isaac was Systems Architect and Distinguished Member of the Technical Staff at Motorola and has also has served in engineering roles at Navistar International, CAE Electronics and Paramax.
Mr. Dewsnap joined LoJack in January 2013 as our Senior Vice President and General Manager of U.S. Sales. Prior to joining the Company, he served as Regional Sales, Service and Parts Manager for the Ford Motor Co. in Boston, where as the top executive in New England he led a team responsible for more than $2 billion in annual sales. From 2005 to 2010, Mr. Dewsnap was Ford’s Los Angeles Regional Sales Manager. In addition, Mr. Dewsnap has served as Ford’s Vice President and District Manager in Puerto Rico and Marketing Manager for the Middle East District for Ford’s Worldwide Direct Market Operations.
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
Mr. Oxholm joined LoJack in April 2012 and is Senior Vice President, General Counsel and Secretary. Most recently, Mr. Oxholm was the Associate General Counsel for The Goodyear Tire & Rubber Company from October 2005 to April 2012, where he primarily focused on legal affairs for Latin America. Before joining Goodyear, Mr. Oxholm held various legal counsel positions at Ford Motor Company between September 2000 and September 2005, serving clients in the United States, Europe, Middle East, Africa and Latin America. Before entering the corporate environment, Mr. Oxholm served at the law firms of Akin, Gump, Strauss, Hauer & Feld, L.L.P. in New York and Thompson Hine L.L.P. in Cleveland.
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
Our business depends on the automotive industry for new vehicle sales in the United States and sales of LoJack products in our particular geographic markets. For instance, a great majority of our domestic gross unit sales for the year ended December 31, 2012 were made through a distribution network consisting of automobile dealers that offer LoJack Units as an option on both their new and used automobiles. Sales levels in the automotive industry may be impacted by, among other things:

•
Changing economic conditions, such as the unfavorable economic conditions which have affected the United States for the past few years, including low economic growth, high unemployment, and the decline in wealth resulting from depressed housing and equity markets;

•
Concerns over sovereign debt levels in the United States and/or Europe, and the possible negative implications to banks and the global economy arising out of the European debt crisis, which could have an adverse effect on the U.S. economy, credit availability, consumer confidence and the demand for new and used vehicles;

•
Changes in interest rates or in the availability of financing for vehicles and accessories, which can significantly impact new vehicle sales due to the direct relationship between interest rates and monthly loan payments and the impact on customers' borrowing capacity and disposable income; and

•	Consumer spending in the automotive industry, as such spending is often discretionary and may decline during economic downturns when consumers have less disposable income.
We believe that these factors, among others such as fuel prices, manufacturer incentives (and consumers' reactions to such offers), inventory availability, product quality and affordability and innovation, could affect vehicle sales levels and sales of LoJack products. Our product sales may differ from overall automotive industry sales due to particular economic conditions and other factors in the geographic markets in which we operate. A decline in the automotive industry or in new or used vehicle sales in our markets could have a material adverse effect on our business and results of operations.
Significant changes in vehicle brand and/or model market share could adversely affect our business.
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
Our business depends primarily on the sale, licensing and market acceptance of our principal product, the LoJack System and related products and services, in the United States, Canada and 30 foreign countries. Because our revenue is dependent on the success of our principal products, any factor affecting their marketability could have a material adverse affect on our business and results of operations. Factors that could harm the successful sale and licensing of the products include, among others:

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
We compete with other makers of stolen vehicle recovery devices, but more significantly, we also face competition from all products which are sold by automobile dealers in the after-market space, including vehicle security devices, GPS products and navigation systems, as such products compete with us for consumer funds in the automobile products after-market. We also face competition from OEMs, including divisions of well-known automobile manufacturers, who have diversified their product offerings and place increased sales pressure on dealers to purchase OEM-supplied or approved equipment and products. Our ability to adequately respond to changes in the automotive market and to compete effectively is key to our success, and there can be no assurance that we will be able to respond successfully to market changes in the future.
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
We have established a strong reputation for the quality and effectiveness of our products in the tracking and recovery of stolen mobile assets. Our continued success depends on our ability to market our products and develop sales techniques tailored to the needs of our customers, maintain our brand image for our existing products and effectively establish brand image for new products and brand extensions. Brand value is largely based on consumer perceptions. Even isolated business incidents that erode consumer trust can significantly reduce brand value. Product quality issues could tarnish the image of the LoJack brand and may reduce demand for our products and cause consumers to choose other products. Poor product quality, poor installation practices, or low recovery rates could affect our profitability and could negatively affect brand image and our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these reasons could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation.
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

Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning Units and related products and extended product and recovery warranties to automobile dealers and retailers who resell the units to consumers. In 2012, approximately 85% of our revenue in the United States originated through this distribution network of automobile dealers which is geographically diverse, but which includes several large national dealer groups. Our business could be materially adversely impacted by the loss of business to any of the large regional or national dealer groups with whom we conduct business. To the extent that these dealer groups are affiliated with certain automobile brands, our business can also be adversely impacted by a decline in consumer demand for these brands.
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
During the second quarter of 2012, there was a fire at the facility of one of our component suppliers that impacted the production line for the batteries for our battery-powered LoJack Units.  As of the date of this report, our component supplier is in stable production and our risk of supply disruption has returned to the normal levels experienced prior to the fire.
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
We must obtain the approval of law enforcement agencies, as well as other governmental agencies, for implementation of our LoJack System in any domestic jurisdiction. The approval process may be time consuming and costly and, in some jurisdictions, the governmental approvals that we obtain may be terminable by an executive or legislative body. The LoJack System is operated by law enforcement agencies utilizing a frequency assigned by the FCC and our LoJack System depends on the continued availability of the frequency which we cannot guarantee. Our international licensees may encounter similar or additional regulatory requirements and uncertainties under applicable local laws. In addition, certain countries, such as Brazil, have or may mandate the inclusion of GPS products in vehicles which may affect our licensees’ current business model and may harm our financial condition and operating results. Governmental regulations, requirements and approvals required for our services may impede our ability to offer competitive services, and may increase the cost of or decrease the demand for our products, either of which would have a negative impact on our results of operations.
Regulations that restrict the importation of our products in certain countries could materially impact our business and results of operations.
We face uncertainty regarding developing governmental regulations in Argentina that may affect sales to our licensee in that country. In February 2012, Argentine authorities began requiring all importers to request and receive approval from the Argentine Tax and Customs Authority prior to each import transaction. We understand that our Argentine licensee did not receive permission to import our products following adoption of the pre-approval requirement. As a result, we did not ship any units to Argentina after January 2012. Our Argentine licensee has informed us that it and its affiliates have developed several commodity export programs with the expectation that our licensee will be permitted to import a dollar amount of goods approximately equivalent to the dollar amount of exports our licensee and its affiliates generate. If our Argentine licensee and its affiliates are unable to generate significant exports or if the government changes its policies, we may not be able to ship products to Argentina at all or in volumes consistent with prior years. Any regulations in Argentina or other countries in which our licensees are located that prevent or limit our ability to sell products to our licensees in those countries could have a material adverse effect on our business, results of operations or financial condition.
Economic, political and other risks associated with the operations in our International Segment could adversely affect our revenue and earnings.
Our revenue and profit growth is partially dependent on the continuation of our license agreements with our international licensees and the success of their operations. Changes to our licensees’ existing management teams, or failure of our licensees to meet their working capital needs or execute fully on their existing business plans, could negatively impact: (1) the value of our equity investments; (2) the collectability of our receivables; and (3) our target revenue and profits from our International segment; and could also delay or preclude altogether our ability to generate revenue in key international markets. Moreover, our licensees’ operations and our own international operations expose us to risks inherent in doing business outside of the United States including:

•	Potentially weak protection of intellectual property rights;

•	Economic and geo-political instability and fluctuations;

•	Import or export licensing requirements;

•	Trade or currency restrictions;

•	Business models that are more heavily weighted towards periodic payments rather than receiving full payment upon sale of the product;

•
Changes in regulatory requirements, tariffs or government mandates, including potential reduction in demand for LoJack Units in Brazil following the implementation of its vehicle tracking systems mandate;

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
The operation of the legacy Boomerang System and our sales in Canada are heavily dependent on alliances with wireless carriers and insurance companies.
Wireless carriers are an integral facet of our legacy Boomerang System. The continued availability and maintenance of the wireless telecommunications networks that we use in Canada is essential for operating the legacy Boomerang System.
Some insurance companies in the province of Quebec mandate installation of Boomerang Units in certain vehicles. Insurance companies’ acceptance of LoJack technology and consumers’ demand for LoJack products is necessary for the continued acceptance of LoJack RF technology in Canada. The continuation of these strategic alliances and insurance mandates is important for the continued development of our markets. Changes in insurance practices and requirements in Canada could adversely affect the demand for and sales of our Boomerang products.
If we fail to protect and enforce our intellectual property rights, our competitiveness could be impeded and our business and operating results could be harmed.
We seek to protect our intellectual property rights through patents, trademarks, copyrights, trade secret laws, confidentiality agreements and licensing arrangements, but we cannot ensure that we will be able to adequately protect our technology from misappropriation or infringement. We cannot ensure that our existing intellectual property rights will not be invalidated, circumvented, challenged or rendered unenforceable. In addition, the laws of some countries in which we offer or plan to offer our products through our international licensees may not protect our intellectual property rights to the same extent as the laws of the United States and/or Canada, increasing the possibility of piracy of our technology which could adversely affect our business and operating results.
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
We may inadvertently violate the intellectual property rights of other parties and those third parties may choose to assert infringement claims against us. If we are unsuccessful in any litigation based on a claim of infringement, in addition to exposure to substantial monetary damages, we could be required to expend considerable resources to modify our products, to develop non-infringing technology or to obtain licenses to permit our continued use of the technology that is the subject matter of the litigation. If we are unsuccessful in these endeavors, we may be enjoined from using the technology subject to the infringement claim which could cause us to incur substantial liabilities and could adversely affect our operating results, perhaps significantly.
Our failure to successfully integrate businesses that we may acquire could disrupt our business and negatively impact our future financial condition and operating results.
We may make strategic acquisitions of complementary companies, products or technologies, and such acquisitions could disrupt our business, divert our management’s attention from our core business objectives or involve unforeseen difficulties and costs. We may not be able to successfully integrate the business, technology or personnel that we have acquired or those we might acquire in the future in a timely manner, or at all, and this could harm our financial condition and operating results. Any of these risks could negatively impact our ability to fully realize the expected benefits of our acquisitions. For example, in May 2008, we acquired the assets of Locator Systems, or Locator, of Victoria, British Columbia, Canada to provide a technology solution to track and rescue people at risk. We re-launched the Locator product and service offerings under the SafetyNet brand name. There is no assurance that these efforts will result in substantial LoJack brand identity or commercial acceptance of any new or existing SafetyNet products and services. Furthermore, the success of SafetyNet is interdependent upon law enforcement, public service agencies and other third party agencies to assist with the search and rescue aspect of this service. Establishing and maintaining such relationships is essential to the success of SafetyNet.
If we do not successfully manage our strategic alliance with TomTom and other strategic relationships, we may not realize the expected benefits from such relationships and we may experience delays in product development.

In January 2013, we entered into a strategic alliance with TomTom, through which we intend to offer fleet telematics solutions to small and medium sized businesses, commercial fleets, automotive dealerships and law enforcement agencies. There can be no assurance that we will realize the expected benefits from this strategic alliance or other strategic relationships that we may enter into in the future. Management of such relationships may adversely affect or disrupt our core business, decrease our profitability, cause us to incur significant expenses, or divert management resources that otherwise would be available for our existing business. In addition, parties to such arrangements may fail to fully perform their obligations or meet our expectations or cooperate with us satisfactorily for various reasons, and there may be conflicts or other collaboration failures and inefficiencies between us and the other parties. If we encounter difficulties in integrating the other party's technology with our technology or these relationships otherwise fail to materialize as expected, we could suffer delays in product development or other operational difficulties.
Our failure to successfully execute on our key investments could disrupt our business and negatively impact our future financial condition and operating results.
Since 2005, we have invested approximately $30,000,000 (comprised of LoJack network build out and operating losses) in LoJack Italia. This initiative may continue to require a significant amount of financial resources and senior management focus which may impact our core business. There is no assurance that there will be consumer acceptance in Italy sufficient to result in an acceptable return on our Italian investment.
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
Our business is dependent upon the efficient operation of our information systems. In particular, we rely on our information systems to effectively manage our pricing strategy and tools, sales, inventory, and installation efforts, the preparation of our consolidated financial and operating data, and customer information. The failure of our information systems to perform as designed or the failure to maintain and enhance or protect the integrity of these systems could disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity. We are in the process of upgrading our enterprise resource planning system, and any problems associated with the implementation of our new platform or the failure to complete such implementation on a timely basis could adversely affect our business and results of operations.
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
The market price and volume of our common stock have been, and may continue to be, subject to significant fluctuations. These may arise from general stock market conditions, the impact of the risk factors described above on our financial condition and results of operations, a change in sentiment in the market regarding us or our business prospects, the general lack of liquidity in the trading market for our common stock, or from other factors.
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

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
Our corporate headquarters is located in Canton, Massachusetts, the lease for which expires in February 2022. In April 2012, we completed the closure of our Palmdale, California office, which was previously used for Call Center operations. In addition, we lease facilities for our sales and operations personnel in California, Florida and Georgia under operating leases that expire in 2013.
The Canadian executive office, marketing, sales, customer care and installation activities are carried out in a single facility located in leased premises in Montreal, Quebec. The Montreal lease expires in 2017.
We also maintain facilities in Victoria, British Columbia, Canada, Dublin, Ireland and Rome and Milan, Italy for our administrative, sales and operations personnel under leases that expire in 2013, 2019, 2014 and 2017, respectively.
We do not own any real estate.
Because our operations do not require any special facilities, we do not anticipate any difficulty in finding space adequate for our purposes at reasonable rates, should the need arise. We believe that our current facilities are adequate for our current operations.

ITEM 3 — LEGAL PROCEEDINGS
As of December 31, 2012, we were subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
California Class Action Litigations
Employee Claims
On April 5, 2006, Mike Rutti vs. LoJack Corporation, Inc. was filed in the United States District Court for the Central District of California, or the District Court, by a former employee alleging violations of the Fair Labor Standards Act, or the FLSA, the California Labor Code, and the California Business & Professions Code, and seeking class action status, or the Federal Court Case. In September 2007, our motion for summary judgment was granted and the District Court dismissed all of the plaintiff’s federal law claims. The plaintiff appealed the grant of summary judgment to the United States Court of Appeals for the Ninth Circuit, or the Ninth Circuit, and, in August 2009, the Ninth Circuit affirmed the District Court’s grant of summary judgment on all claims except as to the claim for compensation for the required postliminary data transmission, or the Data Transmission Claim, for which the dismissal was reversed. The plaintiff filed a petition for rehearing and, on March 2, 2010, the Ninth Circuit amended its decision to affirm the District Court’s grant of summary judgment on all claims except as to (a) the Data Transmission Claim and (b) the claim for compensation for commuting under state law, or the Commuting Claim. The plaintiff later sought to pursue the Commuting Claim in the State Court Case defined and referenced below. The plaintiff moved for conditional certification of the Data Transmission Claim under the FLSA and, on January 14, 2011, the District Court granted the plaintiff’s motion. On October 7, 2011, the parties filed a joint stipulation with the District Court stating that they had reached a settlement of the Data Transmission Claim. On November 7, 2011, the parties filed a joint motion for approval of the settlement as required by the FLSA. Pursuant to the terms of the settlement, the Federal Court Case would be dismissed, the plaintiffs would release the Company of the claims asserted in the Federal Court Case and all other wage-and-hour claims (except, in the case of two plaintiffs, the claims asserted in the State Court Case) and the Company would pay to the plaintiffs an aggregate amount of approximately $115,000 and pay to their attorneys an amount for attorneys’ fees and costs to be determined by the District Court upon motion but not to exceed $1,100,000. During the year ended December 31, 2011, we recorded an accrual in the amount of $1,250,000 with respect to the terms of the Federal Court Case settlement, none of which remained accrued at December 31, 2012. Nothing in the settlement would constitute an admission of any wrongdoing, liability or violation of law by the Company. Rather, the Company agreed to the settlement to resolve the Federal Court Case, thereby eliminating the uncertainties and expense of further protracted litigation. On November 28, 2011, the District Court approved the settlement with the plaintiff and dismissed the Federal Court Case with prejudice. Plaintiffs then submitted an application for attorneys' fees and costs, to which the Company filed several objections. On August 1, 2012, the District Court awarded plaintiffs' counsel $901,000 in attorneys' fees and costs for the Federal Court Case. On August 29, 2012, the Company filed a notice of appeal from the District Court's judgment (the attorneys' fee appeal).
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
On October 18, 2012, the Company entered into a settlement agreement, or the Settlement Agreement, with the named plaintiffs in these wage-and-hour class and collective action lawsuits. Under the terms of the Settlement Agreement, the Company has agreed to pay up to $8,100,000, including plaintiffs' attorneys' fees and costs, to resolve all remaining claims related to the State Court Case. The Company previously disclosed that it estimated the range of possible loss with respect to the State Court Case to be between $970,000 and $30,000,000. The Settlement Agreement involves no admission of wrongdoing, liability or violation of the law by the Company. In addition, the Settlement Agreement bars the named plaintiffs in the State Court Case from pursuing further claims against the Company. Finally, the Company has agreed to waive the attorneys' fee appeal as part of the Settlement Agreement and to pay the $901,000 awarded by the federal court. The $901,000 in attorneys' fees awarded is not included in the total settlement amount of $8,100,000, and was paid during the fourth quarter of 2012.
The Settlement Agreement is subject to both preliminary and final approval by the Superior Court. The Superior Court granted preliminary approval on December 3, 2012. Notice of the settlement was distributed to California class members in January 2013. Among other things, the notice informed class members of their opportunity to decide whether to participate in the settlement. The Company could pay less than $8,100,000 in settlement of the State Court Case depending on the level of participation by class members in the settlement. Following the notice period, the parties may move for final approval of the settlement.
During the year ended December 31, 2012, we recorded an additional accrual in the amount of $6,930,000 with respect to our expected obligations under the Settlement Agreement, bringing the total amount accrued for the State Court Case as of December 31, 2012 to $8,100,000.
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
Brazilian Licensee Litigation
On September 27, 2011, the LoJack Ireland received a demand for arbitration with the International Centre for Dispute Resolution of the American Arbitration Association, or ICDR, filed by Tracker do Brasil LTDA, which licenses the LoJack technology in Brazil. The demand for arbitration was made by the licensee following the stipulation by the parties to the entry of an order in Norfolk Superior Court in Massachusetts that the licensee's dispute be re-filed for arbitration with the ICDR, or the Arbitration Order. The filing alleges interference with contractual relations, fraud/intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimant seeks, among other things, $55,000,000 in actual damages, treble damages, and attorneys' fees, and also declaratory and injunctive relief.
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
ICMS Tax Assessment
On November 11, 2011, our subsidiary, LoJack do Brasil LTDA, or LoJack do Brasil, received notification of an inspection by the tax authorities of the state of Sao Paulo, Brazil regarding the payment of ICMS (State Value Added Tax, or VAT) tax. The notification concerns imports which were carried out by trading companies on behalf of LoJack do Brasil and which occurred during the time period from January 1, 2007 through December 31, 2009. In May 2012, the state tax authority issued an assessment against LoJack do Brasil in the amount of BRL R$17,371,487 (USD $8,500,850), including penalties and interest that are generally imposed on similar types of tax assessments in Brazil. The assessment arises from a long running dispute between the Brazilian states of Espirito Santo and Sao Paulo regarding to which state companies like LoJack do Brasil should pay ICMS tax on imports. LoJack do Brasil filed an administrative defense with the Sao Paulo state tax authority arguing, among other things, that it should not be required to pay ICMS tax to the state of Sao Paulo, contending that the trading companies were the effective importers of record, that the imported products were physically received in the state of Espirito Santo before they were sent to the state of Sao Paulo, and that all required ICMS taxes were paid to the state of Espirito Santo.
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
Stockholders
On March 1, 2013, there were approximately 1,700 record holders of our common stock. We believe the actual number of beneficial owners of our common stock is approximately 4,900 because a large number of the shares of our common stock are held in custodial or nominee accounts for the benefit of persons other than the record holders.
Dividends
We have never paid a dividend, and have no current intention to pay a dividend. At the present time we expect that future earnings will be retained for use in our business. The payment of dividends is permitted per the terms of our credit agreement and is limited only to the extent such payments affect our ability to meet certain financial performance measures.
Issuer Purchases of Equity Securities
On February 28, 2006, our Board of Directors authorized our stock repurchase plan, or the Repurchase Plan. The Repurchase Plan authorized us to purchase up to 2,000,000 shares of our outstanding common stock on or before February 25, 2008. From the date of the adoption of the Repurchase Plan through December 18, 2006, we repurchased 1,244,566 shares. On December 19, 2006, our Board of Directors increased the remaining authorization to 2,000,000 shares. On February 15, 2008, our Board of Directors authorized 1,000,000 shares to be repurchased under the Repurchase Plan, pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and renewed the 2006 management discretionary authority to repurchase 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the Repurchase Plan. For the year ended December 31, 2012, we repurchased 72,458 shares under the Repurchase Plan at an average price of $2.82 per share. As of December 31, 2012, there were 1,240,487 shares available for repurchase under the Repurchase Plan.
Repurchase activity for the quarter ended December 31, 2012 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2012	—	—	—	1,281,613
November 1 to November 30, 2012	4,100	2.11	4,100	1,277,513
December 1 to December 31, 2012	41,283	2.71	37,026	1,240,487
Total	45,383	$2.66	41,126	1,240,487

(1)
All other share repurchases in 2012 were shares acquired from our employees or directors in accordance with our 2008 Stock Incentive Plan as a result of share withholdings to pay income tax related to the lapse of restrictions on restricted stock and, thus, did not impact the shares available for repurchase under the Repurchase Plan.

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

	High	Low
Year Ended December 31, 2012
First Quarter	$4.49	$3.06
Second Quarter	4.10	2.70
Third Quarter	3.51	2.18
Fourth Quarter	2.94	1.75
Year Ended December 31, 2011
First Quarter	$7.36	$4.25
Second Quarter	4.94	3.72
Third Quarter	4.39	2.85
Fourth Quarter	4.00	2.26
Stock Performance Graph
The following line graph compares the yearly percentage change in the cumulative shareholder return on our common stock to the NASDAQ Composite Index and a Company-selected peer group index over the five-year period beginning December 31, 2007 and ending December 31, 2012. Cumulative shareholder return has been measured on a weighted-average basis based on market capitalizations of the component companies comprising the peer group index at the close of trading on the last trading day preceding the beginning of each year assuming an initial investment of $100 and reinvestment of dividends.
Our peer group was comprised of the following 10 companies: Applied Signal Technology Inc, Audiovox Corporation, CalAmp Corporation, EMS Technologies Inc., Herley Industries Inc., iRobot Corporation, Sparton Corporation, STRATTEC Security Corporation, TiVo Inc. and Universal Electronics Inc. In 2010 we established  our peer group index based upon the following primary selection criteria: (a) public, U.S. based companies with products and/or in an industry similar to the Company; (b) companies with annual revenue between $100 million and $450 million; and (c) companies with market capitalization between approximately $40 million and $650 million. The peer group was further refined based on input from management as to which businesses were most comparable to the Company.
While we made no changes to our peer group index in the current year, our peer group will change from time to time to reflect changes in the market. The stock price performance shown on the graph is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among LoJack Corporation, the NASDAQ Composite Index, and a Peer Group

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Lojack Corporation
NASDAQ Composite
Peer Group

*	$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
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

ITEM 6 — SELECTED FINANCIAL DATA
The selected condensed consolidated financial data set forth below are derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 and the consolidated financial statements and notes thereto included in this annual report at Item 8.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except share and per share information)
Revenue	$132,528	$140,821	$146,635	$135,013	$198,679
Cost of goods sold	61,358	67,932	72,961	64,096	94,517
Gross profit	71,170	72,889	73,674	70,917	104,162
Costs and expenses(1)	78,317	70,324	74,059	101,065	92,975
Impairment of intangible assets and goodwill(2)	472	—	—	14,038	38,090
Operating income (loss)	(7,619)	2,565	(385)	(44,186)	(26,903)
Other income (expense)	(197)	1,389	(823)	1,133	(4,983)
Income (loss) before provision (benefit) for income taxes and net loss of noncontrolling interest	(7,816)	3,954	(1,208)	(43,053)	(31,886)
Provision (benefit) for income taxes(3)	472	2,566	17,428	(7,771)	803
Net income (loss)	(8,288)	1,388	(18,636)	(35,282)	(32,689)
Less: Net income (loss) attributable to the noncontrolling interest	95	(41)	(330)	(621)	(159)
Net income (loss) attributable to LoJack Corporation	$(8,383)	$1,429	$(18,306)	$(34,661)	$(32,530)
Basic earnings (loss) per share attributable to LoJack Corporation	$(0.48)	$0.08	$(1.06)	$(2.02)	$(1.88)
Diluted earnings (loss) per share attributable to LoJack Corporation	$(0.48)	$0.08	$(1.06)	$(2.02)	$(1.88)
Weighted average shares outstanding:
Basic	17,515,903	17,607,347	17,348,433	17,170,492	17,301,390
Diluted	17,515,903	17,967,394	17,348,433	17,170,492	17,301,390

CONDENSED CONSOLIDATED BALANCE SHEET DATA:

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Working capital	$44,032	$48,896	$48,874	$58,766	$86,741
Total assets	101,928	114,283	122,311	147,490	195,876
Long-term debt	13,820	11,013	8,798	13,375	23,682
Total liabilities	71,682	77,502	87,935	95,556	111,562
Total equity	30,246	36,781	34,376	51,934	84,314

(1)
In the years ended December 31, 2012, 2011 and 2010, we recognized charges of $6,930,000, $1,434,000 and $750,000, respectively, related to a settlement agreement with the named plaintiffs in the wage-and-hour litigation in California discussed in Part I, Item 3, "Legal Proceedings" of this annual report. In the year ended December 31, 2011, we also recognized a charge of $435,000 relating to a legal settlement entered into in 2011 for the California Consumer Claims litigation discussed in Part 1, Item 3, "Legal Proceedings" of our 2011 Annual Report on Form 10-K. In the year ended December 31, 2009, we recognized a charge of $18,250,000 related to a legal settlement entered into with our former licensee in China discussed in Part I, Item 3, "Legal Proceedings" of our 2009 Annual Report on Form 10-K.

(2)
For the year ended December 31, 2012, we determined that lower than previously projected operating profitability at our SafetyNet reporting unit caused triggering events that resulted in our assessment of the carrying value of this reporting unit. As a result of this assessment, for the year ended December 31, 2012, we recognized impairment charges of $472,000 relating to SafetyNet's goodwill, which eliminated the goodwill balance for SafetyNet going forward. For the years ended December 31, 2009 and 2008, we determined that lower than previously projected operating profitability at our Boomerang reporting unit caused triggering events that resulted in our assessment of the carrying value of this reporting unit. As a result of these assessments, for the years ended December 31, 2009 and 2008, we recognized impairment charges of $411,000 and $1,260,000, respectively, relating to Boomerang’s intangible assets consisting of monitoring contracts, completed technology and trade name and trademark. In the second quarter of 2009 and, previously, in the third quarter of 2008, we also incurred impairment charges of $13,627,000 and $36,830,000, respectively, relating to Boomerang’s goodwill. As a result of these impairments, operating income decreased by $14,038,000 and $38,090,000 for the years ended December 31, 2009 and 2008, respectively. No impairments were recorded in the years ended December 31, 2011 or 2010.

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
WARNING REGARDING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 and other federal securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information we provide or statements made by our employees may contain “forward-looking” information, which involves risk and uncertainty. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our markets and customers, our expected investments in Italy, SCI, and SafetyNet, our strategies for addressing changes in the automotive market, our growth strategies and objectives and plans for future operations and products, our expected operating expenses, our expected capital expenditures and our expected liquidity and capital resources). Forward-looking statements can often be identified by words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “would”, “could”, “potential”, “continue”, “ongoing”, or similar expressions and variations or negatives of these words. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Risk factors that may cause such differences are described in Part I, Item 1A — Risk Factors.
Overview
We are a leading global provider of technology products and services for the tracking and recovery or rescue of valuable mobile assets and people at risk of wandering. Our proprietary technology, wireless network and unique integration with law enforcement agencies in the United States provide an effective means for the tracking and recovery or rescue of stolen vehicles, construction equipment, motorcycles, cargo and people at risk.
We have three separately managed and reported business segments: North America, International and All Other.

North America Segment
Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning, and extended warranty products to consumers. In 2012, approximately 85% of sales in the United States market were made through a distribution network consisting of dealers of new and used vehicles. We have strong consumer brand awareness in the United States.
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
We record additions to deferred revenue for the automated notification service related to our LoJack Early Warning product and for certain warranty products for which we are the primary obligor of the underlying contract. We typically receive full payment within 60 days of the transaction, but recognition of the deferred revenue is recognized over the estimated life of the product or service. These payments are a significant component of our cash flow from operations. In the United States, additions to deferred revenue, net of deferred costs, were $5,178,000 for the year ended December 31, 2012, compared to additions of $8,483,000 for the year ended December 31, 2011.
A significant portion of our revenue in Canada is derived from the recognition of revenue from service contracts for Boomerang Units. However, as discussed above, we have completed our transition of the selling model in the Canadian market from the Boomerang Unit to the LoJack Unit model. Certain insurance companies in Quebec and Ontario offer rebates to customers who install a stolen vehicle recovery product in their vehicles, and in some instances, insurance companies require installation of a stolen vehicle recovery product in such vehicles.
Those who purchased Boomerang Units were also required to enter into a service contract. The terms of service contracts offered range from 12 to 60 months and are generally payable in full upon activation of the related unit or renewal of a previous service contract. Customers are also offered a month-to-month option. As of December 31, 2012, there was approximately $3,900,000 of deferred revenue, compared to $6,414,000 as of December 31, 2011, resulting from approximately 27,000 active Boomerang Unit service contracts.
Concurrent with the migration from Boomerang technology to LoJack technology in the Canadian market during the second quarter of 2011, we have transitioned the selling model in that market from a subscription based model to a product based model. Therefore, as the LoJack Unit becomes a larger component of the Boomerang product portfolio, we expect this transition to have a positive impact on our revenue recognition in Canada, as we expect the proportion of revenue recognized as product revenue to increase. As of December 31, 2012, there was approximately $605,000 of deferred revenue on LoJack Unit sales.
International Segment
Internationally, our licensed stolen vehicle recovery technology is operational in 30 countries and territories around the world. We have licensed our stolen vehicle recovery technology in Latin America, Europe and Africa. Revenue from this segment consists of product sales to our licensees, royalties, licensing fees, and subscription and installation services. Revenue from the international segment accounted for approximately 23% of consolidated revenue for the year ended December 31, 2012, compared to 30% and 32% in 2011 and 2010, respectively.
We record additions to deferred revenue for international license fees and recognize the revenue over the term of the license (generally ten years). Royalty revenue is recognized in the year it is earned.
Italy is the only country outside the United States and Canada where we own and operate a stolen vehicle recovery network. Customers who purchase LoJack Units in Italy are also required to enter into a service contract with LoJack Italia. The terms of service contracts offered range from 12 to 84 months and are payable in full upon activation of the related unit or renewal of a previous service contract. Customers are also offered a month-to-month option. At December 31, 2012 and 2011, there was approximately $2,784,000 and $2,405,000, respectively, of deferred revenue relating to LoJack Italia service contracts.
All Other Segment
SCI revenue is derived from the sale, lease or service of tracking devices as well as subscription fees for monitoring service alerts and activity reporting. At December 31, 2012, there was approximately $305,000 of deferred revenue relating to SCI subscription based services.
SafetyNet revenue in 2012 was primarily comprised of the sale of SAR Receivers, PLUs and replacement parts. In 2012, SafetyNet continued the transition that began in 2010 from an order fulfillment revenue model servicing one primary customer, to a fulfillment and service model providing the SafetyNet solution to caregivers and consumers for a monthly fee. As part of this new business model, we plan to provide SAR Receivers directly to participating public safety and law enforcement agencies at nominal or no cost.
Key Economic Factors and Trends and our Business
Economic and market data and industry statistics and forecasts used throughout this Annual Report are based upon management's review of independent industry publications, reports by market research firms and other independent and publicly available sources. Although we believe that these third-party sources are reliable, we do not guarantee the accuracy or completeness of this information and have not independently verified this information.
During 2012, global economic growth slowed to approximately 3.2% as a result of the economic issues in the Eurozone and slowing economic growth in several key newly-developed and emerging markets. The impact on the light vehicle automotive market was varied, with European Union light vehicle sales down approximately 8% and our major licensee markets of Brazil, South Africa, and Mexico all growing in the 6% to 10% range. Argentina experienced a slight decline from prior year. The U.S. light vehicle automotive market posted growth of 13% compared with the prior year.
During 2013, global economic growth is expected to grow slightly to approximately 3.5%, with solid growth expected in the newly industrialized Asian economies, central and Eastern Europe, China, India and Brazil. The United States is expected to realize moderate growth, while Euro area economies are expected to remain flat or decline slightly. International automotive growth for 2013 is estimated to continue to be varied. Growth in the European Union is expected to be flat or decline slightly over the full year, with risk of more significant weakness in France, Italy and Spain. Our key emerging market licensee territories of Brazil, South Africa and Mexico are expected to grow between 4% and 8%, while the Argentina market is expected to decline by 7%. U.S. retail automotive growth is expected to continue to outpace the U.S. economy with analysts estimating growth between 4% and 7%.
North America Segment
Our focus on the U.S. automotive business resulted in significant performance improvement during 2012, with unit sales in the dealer channel increasing 11% as compared to the prior year. In the fourth quarter of 2012, our unit sales exceeded retail market performance by 9.5 percentage points, or 21% growth.
The U.S. automotive industry continued its solid growth in 2012, remaining one of the more positive stories in the U.S. economy, with 2012 growth significantly exceeding that of the U.S. economy as a whole. Retail vehicle sales grew 14%, with total light vehicle sales increasing 13%. Factors which contributed to this strong industry performance included pent-up consumer demand for new vehicles, an average vehicle age of almost 11 years, an annual scrappage rate of close to 13 million vehicles, historically low interest rates, increasing credit availability, adequate inventories of new vehicles, and new vehicle models being added to manufacturers' product lines. These factors, in addition to limited used vehicle inventories and higher used car prices, combine to make new car purchases an attractive option for consumers. There continued to be variability in growth rates and changes in market share among vehicle brands, the most impactful being Toyota and Honda who regained market share lost in 2011 due the effects of the tsunami.
Industry experts are projecting 2013 automotive industry growth to continue to significantly outperform the U.S. economy, with growth in the 4% to 7% range. Although all of the 2012 growth factors are expected to remain factors into 2013, economic uncertainty in the United States and in Europe has weakened growth expectations as compared to 2012.
Two key factors positively impacted demand for our product in 2012. The first factor is the strong and sustained auto demand experienced during 2012. The 2012 fiscal year was the third year in a row of solid U.S. automotive industry growth and 2013 is projected to remain strong. The second factor is the increasing need for profitable, value-add products within Financing and Insurance departments at automotive dealers. Decreased vehicle margins resulting from price transparency and increased brand competition have put pressure on dealerships to increase profit contributions in other areas of the dealership. Our well-known brand and long history of delivering on our consumer value proposition, coupled with a strong value proposition for the dealer, make the LoJack Stolen Vehicle Recovery system an attractive alternative to other after-market products available to the dealership. These two factors have contributed to increased dealer receptivity to our pre-install programs and increased volumes within selling dealers during 2012. Sluggish U.S. employment growth, lackluster GDP growth, and European economic headwinds continue to be obstacles to sustaining this industry optimism.
Demand for our commercial product remained strong throughout 2012, and there has been a high level of interest in our recently announced ruggedized self-powered product, which was recently recognized as one of Equipment Today's 2012 Contractors' Top 50 New Products. Construction spending increased approximately 8% in 2012. Construction starts are expected to outpace economic growth in 2013 at 6%. As the rebound in the construction market continues, rental revenue for construction and industrial equipment is forecast to grow approximately 9% in 2013 and accelerate, resulting in a compounded annual growth rate of almost 13% from 2012 to 2016.

In our Canadian business, we have increased our emphasis in both the commercial and dealer channels as well as on our expansion into the Ontario market. Increased competition and fewer insurance mandates have challenged our growth within the insurance market in the province of Quebec. Demand for our commercial product in the Canadian market has been strong to date, particularly in the province of Ontario. In addition, our re-entry into the automotive dealership channel in Ontario with LoJack technology has been met with favorable responses from dealers.
International Segment
Our international business has declined from 2011 as a result of reduced shipments to a number of our licensees, with the largest declines experienced in shipments to our licensees in Argentina and Brazil. In the past, we have experienced quarterly fluctuations in purchases in the International segment, with sales in many of our international markets tending to be higher in the fourth quarter of the year as licensees seek to achieve lower pricing with higher annual unit purchases. We also are experiencing downward pricing pressure and reductions in unit volumes in a number of our markets due to a variety of factors that vary from country to country. Those factors include the relative maturity of the stolen vehicle recovery market in certain highly developed territories, re-use of our products in certain territories, declining theft rates in certain territories and increasing competitive pressures by both Radio Frequency, or RF, and GPS based tracking systems. We also are faced with uncertainty regarding developing governmental regulations in Argentina that have affected, and may continue to affect sales to our licensee in that country, as well as uncertainty regarding the timing and potential impact of the Brazilian regulation mandating installation of tracking devices using GPS positioning and mobile phone communications technologies.
In Argentina, recently implemented controls and restrictions on the importation of goods and the exchange of Argentine Pesos for U.S. Dollars have made the exportation of goods from any country to Argentina more difficult. On February 1, 2012, Argentine authorities began requiring all importers to request and receive approval from the Argentine Tax and Customs Authority, or AFIP, prior to each import transaction. While the official processing time is 15 days for such requests, some requests have been put on hold for indefinite periods of time for review. In some cases, importers have been asked to match imports on a dollar-for-dollar basis with exports prior to receiving authorization from AFIP to import goods. Several states and governmental bodies, including the U.S., Japan and the European Union, have submitted complaints and formal requests for the World Trade Organization, or WTO, to establish a Panel to rule on the legality of Argentina's trade measures. Should the WTO Panel rule in favor of these complainants, Argentina could be ordered to remove the restrictions, or possibly face punitive tariffs from its foreign trading partners. Currently, it is unclear whether these proceedings with the WTO will result in changes to Argentina's trade policies that are favorable to our business.
We understand that our Argentine licensee did not receive permission to import our products following adoption of the pre-approval requirement in February 2012. As a result, we did not ship any units to Argentina after January 2012. Our Argentine licensee has informed us that it and its affiliates have developed several commodity export programs with the expectation that our licensee will be permitted to import a dollar amount of goods approximately equivalent to the dollar amount of exports our licensee and its affiliates generate. If our Argentine licensee and its affiliates are unable to generate significant exports or if the government changes its policies, we may not be able to ship products to Argentina at all or in volumes consistent with prior years.
In Brazil, our licensee did not purchase any units during the first five months of 2012, but restarted purchases in June 2012. We are in communication with our Brazilian licensee to determine the level of demand for 2013, however our sales in 2013 could be impacted by the results of our legal dispute (see Part 1, Item 3, "Legal Proceedings" for detail on the Brazilian licensee litigation).
Certain of our European territories are experiencing an economic downturn deepened by government wage and pension reductions, rising unemployment and tight consumer credit availability. These conditions have led to declines in consumer spending and are adversely affecting the sale of new vehicles. For the fiscal year 2012, certain European automobile industry trade associations have indicated that light vehicle sales in Europe declined by approximately 9%.  The effect of lower vehicle sales has been mitigated in part by a positive market response to our new self-powered product.
Our business in Italy continued to grow in terms of both revenue and subscribers during 2012. We entered 2012 with approximately 20,200 subscribers in Italy, and continued growing the number of subscribers, adding approximately 7,700 net new subscribers in Italy during the year for a total of 27,900 subscribers as of December 31, 2012. While we continue to grow our business in Italy, our overall performance is slower than planned in part due to the overall weakness in the Italian economy, tightened access to credit by both our channel partners and consumers and the continuing decline in new vehicle registrations. During 2012, new light vehicle registrations are reported to have declined by 21% as compared to the same period in 2011. In January 2013, Italian new vehicle registrations are reported to have declined by 17% as compared to the same period in 2012.
All Other Segment
During the year, the incidents of cargo theft continued to trend upward along with commodity product line value increases and reported loss amounts. As a result of this trend, combined with the true direct and indirect replacement costs of lost shipments and increased regulatory emphasis on shipping condition integrity, brand owners and manufacturers continue to seek the type of visibility, risk reduction, prevention, control and recovery capability that SCI provides, both in the U.S. and for the international segments of its clients' supply chains.  Supply chain extension into global markets is a trend that continues to build and we believe that SCI is positioned to capitalize on this trend.
Key Factors of our Business
We embarked upon a critical evaluation of our business during 2011 and developed a strategy designed to stabilize the business financially and to control growth. During 2012, we improved our internal processes and continued to explore opportunities to expand our core businesses in the United States and internationally. Our focus on the U.S. automotive business resulted in significant improvement in performance during 2012, with unit sales in the dealer channel increasing 11% as compared to the prior year, and unit sales in the fourth quarter exceeding retail market performance by 9.5 percentage points, or 21% growth. In our international business we face a number of challenges. In particular, during 2012 the Argentine government imposed significant trade restrictions on imports that have precluded our licensee in that country from purchasing product from us. Our European business has also been impacted by ongoing recessionary pressures. We continue to explore opportunities to expand into new territories and to meet the demand for our products in our existing markets.
We believe that our continued focus on executing our strategic goals for 2013 will enable us to continue our diversification efforts and:

•	Build on the momentum established in 2012 to restore our domestic and Canadian businesses to profitable growth;

•	Grow our existing core licensee business while identifying new territories for international expansion;

•	Further develop integrated business processes and systems to improve our ability to collaborate and work together across all functional areas;

•	Increase our investment in those businesses which we view as potential significant sources of future revenue and profit;

•	Streamline and simplify our business processes to improve the overall experience for our customers and continue to aggressively manage our cost structure and discretionary spending;

•	Develop highly differentiated products and services in each line of our business while broadening our knowledge of the industry, current markets and potential new markets to pursue going forward; and

•	Expand our products and service offerings through our strategic alliance with TomTom.
Critical Accounting Policies and Estimates
The consolidated financial statements include the accounts of LoJack, our wholly-owned subsidiaries and our majority interest in SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. Management is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes included in this report. The actual results could differ from those estimates. Our accounting policies are described in Note 1 to the consolidated financial statements included herein at Item 8. A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The significant accounting policies and estimates, which we believe to be the most critical in understanding and evaluating our reported financial position and results of operations, include:
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
In Canada, sales of a LoJack Unit constitute a multiple element arrangement under Accounting Standards Codification, or ASC, 605 subtopic 25, Revenue Recognition: Multiple Element Arrangements. The LoJack Unit includes LoJack Unit hardware, installation service and the tracking and recovery service, which is provided by the Company over the period of vehicle ownership.
The delivered elements of a multiple element arrangement (LoJack Unit hardware and installation service) must meet certain criteria to qualify each component of the combined LoJack Unit for separate accounting. Management performed an analysis and has determined that each of the delivered elements in the arrangement qualify for separate accounting based on the applicable guidance.
In the U.S. and Canada, sales of a combined LoJack and Early Warning Unit constitute a multiple element arrangement under ASC 605 subtopic 25. The combined LoJack and Early Warning Unit includes LoJack Unit hardware, Early Warning hardware, installation service, and an Early Warning ongoing automated notification service, which is provided by the Company over the period of vehicle ownership.

The delivered elements of a multiple element arrangement (LoJack Unit hardware and Early Warning Hardware and installation service) must meet certain criteria to qualify each component of the combined LoJack and Early Warning Unit for separate accounting. We performed an analysis and determined that each of the delivered elements in the arrangement qualify for separate accounting based on the applicable guidance.
The guidance establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple element arrangement. The selling price for each deliverable is based on vendor-specific objective evidence, or VSOE, if available, third-party evidence, or TPE, if VSOE is not available, or management’s best estimated selling price, or BESP, if neither VSOE nor TPE are available. The residual method of allocation is no longer permitted under the relevant guidance and thus we are required to allocate consideration at the inception of the arrangement to all deliverables using the relative selling price allocation method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated fair value. We determined an estimated fair value for each element in the arrangement as follows: (i) LoJack Unit hardware selling price has been determined using VSOE; (ii) Early Warning hardware selling price has been determined based on BESP; (iii) installation service selling price has been determined using TPE; (iv) Early Warning ongoing notification service selling price has been determined based on BESP; and (v) Canadian tracking and recovery service selling price has been determined based on BESP. We analyze the selling prices used in our allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices would be analyzed on a more frequent basis if a significant change in the business necessitates a more timely analysis or if we experience significant variances in our selling prices.
The LoJack and Early Warning hardware and installation service components of each sale are considered to have met delivery requirements for revenue recognition upon installation of the LoJack and Early Warning Unit; however, revenue from the ongoing notification service, as well as the tracking and recovery service in Canada, are deferred and recognized over an estimated life of new vehicle ownership, which management estimates is five years. Management continually monitors and evaluates this estimate based on published industry data. If the estimated life of new vehicle ownership proves to vary materially from the estimates we use, we would be required to change our estimates, which could result in material differences in the amount of revenue recognized in any given period. Historically, we have not made any changes to our five-year estimate.
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
Revenue relating to SCI and SafetyNet consists of the sale of tracking devices and subscription fees. Sales of units are recognized upon shipment and subscription fees are recognized over the life of the contractual agreement which can range from 12 to 24 months.
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
In December 2011, we transferred the servicing and liability obligations for a portion of our extended warranty contracts originated in 2010 to a third party, eliminating any additional services or liability exposure as the primary obligor for those contracts. As a result, approximately $2,586,000 of previously recorded deferred revenue that was being recognized over time was accelerated and recognized as current revenue during the fourth quarter of 2011. During the first quarter of 2012, we transferred the servicing and liability obligations for the majority of our extended warranty contracts originated in 2011 to the third party. As a result, approximately $3,134,000 of previously recorded deferred revenue that was being recognized over time was accelerated and recognized as current revenue during the first quarter of 2012. Beginning in 2012, the majority of all servicing and liability obligations associated with new contracts sold are being transferred to the third party upon purchase by the consumer. As such, for the majority of extended warranty contracts originated after 2011, we will recognize revenue upon delivery as opposed to deferring the revenue and recognizing it over the life of the contract.
For those warranties for which a third party, and not LoJack, is the primary obligor, we record revenue on a gross basis, with related unit costs being included in cost of goods sold. We considered the factors for gross and net revenue recording and determined that despite not being the primary obligor for the majority of these arrangements, gross revenue reporting was appropriate based on the relevant accounting guidance. Specifically, we have latitude in establishing price; we can change the product offering; we have discretion in supplier selection; we are involved in the determination of product or service specifications; we bear the credit risk; and the amount that we earn on each contract is not fixed. During the years ended December 31, 2012, 2011 and 2010 we recognized $10,216,000, $5,772,000 and $3,347,000 of revenue related to the sale of our extended warranty products for which we are not the primary obligor. We recognized cost of goods sold of $1,293,000, $1,032,000 and $840,000 during the years ended December 31, 2012, 2011 and 2010.
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
The following table presents accounts receivable and the related allowance for doubtful accounts by our segments (dollars in thousands):

	December 31, 2012	Segment % of Accounts Receivable, net	December 31, 2011	Segment % of Accounts Receivable, net
North America — Gross	$10,974		$11,580
Allowance for doubtful accounts	(1,321)		(1,467)
	9,653	48%	10,113	35%
International — Gross	10,755		19,305
Allowance for doubtful accounts	(1,277)		(1,414)
	9,478	47%	17,891	63%
All Other — Gross	907		497
Allowance for doubtful accounts	(1)		(9)
	906	5%	488	2%
Accounts receivable, net	$20,037	100%	$28,492	100%
In the normal course of business, we monitor the financial condition of our customers and limit the amount of credit extended when deemed necessary. We maintain reserves for estimated potential credit losses. We have established an allowance for doubtful accounts that corresponds to the creditworthiness of our customers, historical trends and economic circumstances. Changes to these estimates are possible and could result in a material effect on our reported results of operations. At each of December 31, 2012 and 2011, approximately 83% and 84%, respectively, of the North America segment’s gross accounts receivable balances were less than 60 days old.
As of December 31, 2012, one international licensee accounted for 18% of gross accounts receivable. As of December 31, 2011, one international licensee accounted for 28% of accounts receivable. For the years ended December 31, 2012 and December

31, 2011, no international licensee accounted for more than 10% of revenue. For the year ended December 31, 2010, one international licensee accounted for 10% of revenue.
Income Taxes and Deferred Taxes.    Our annual tax rate is based on our income (loss), statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions.
We file federal and state income tax returns in the United States and tax returns in 9 international jurisdictions. We estimate our income tax expense after considering, among other factors, differing tax rates between jurisdictions, allocation factors, tax credits, nondeductible items and changes in enacted tax rates.
Deferred taxes arise because of differences in treatment between financial statement accounting and tax accounting, known as temporary differences. The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities on the consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of operations. At December 31, 2012, we maintain a full valuation allowance against our worldwide deferred tax assets, net of deferred tax liabilities, with the exception of Ireland, which has deferred tax assets of $145,000. If sufficient evidence of our ability to generate future taxable income in any of the jurisdictions in which we currently maintain a valuation allowance becomes more likely than not, we may reduce our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statement of operations.
Due to complexity within and diversity among the various jurisdictions in which we do business, there is a risk that a governmental agency may disagree with the manner in which we have computed our taxes. Additionally, due to the lack of uniformity among all of the foreign and domestic taxing authorities, there may be situations where the tax treatment of an item in one jurisdiction is different from the tax treatment in another jurisdiction or that a transaction causes a tax liability to arise in another jurisdiction. As of December 31, 2012, we had $18,629,000 of gross unrecognized tax benefits (excluding accrued interest), of which approximately $15,304,000, if recognized, would not affect the Company's tax rate and would result in an increase in capital loss and net operating loss carryforwards which would be subject to a full valuation allowance. The liability amounts related to the unrecognized tax benefits recorded at December 31, 2012 and 2011 were $3,325,000 and $4,053,000, respectively. During 2012 the company made a payment of $764,000 in tentative settlement of our 2009 IRS exam. While the Company expects that the IRS exam will be settled within the next twelve months, we cannot at this time predict the final outcome of the audit nor estimate the possible loss or range of loss we could incur.
Effective January 1, 2006, LoJack Ireland commenced operations. As a result of this business structure, a substantial part of our international business activities are supported by LoJack Ireland. LoJack Ireland’s business activities are taxed at a rate of 12.5%.
In general, it is the practice and intention of the Company to indefinitely reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2012, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $25,351,000 of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries because such earnings are considered to be indefinitely reinvested in the business. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
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
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this guidance beginning with the quarter ended March 31, 2012, presenting other comprehensive earnings in a separate statement following the statement of operations.
In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other. ASU 2011-08 is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification 350. ASU 2011-08 was effective for fiscal years beginning after December 15, 2011, with early adoption permitted in limited circumstances. We performed our annual goodwill impairment test in the fourth quarter and the adoption of this ASU did not significantly impact our consolidated financial statements.
In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other. ASU 2012-02 is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test described in Accounting Standards Codification 350. In accordance with ASU 2012-02, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. ASU 2012-02 will become effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted ASU 2012-02 during the third quarter of 2012, and the standard did not have a significant impact on the Company’s consolidated financial statements.
Accounting Guidance Issued But Not Yet Adopted
In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, or ASU 2013-05. ASU 2013-05 provides updated guidance to clarify the applicable guidance for a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. ASU 2013-05 is not expected to have a material impact on the Company's consolidated financial statements or financial statement disclosures.
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU 2013-02. ASU 2013-02 requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for reporting periods beginning after December 15, 2012 and is not expected to have a material impact on the Company's consolidated financial statements or financial statement disclosures.
RESULTS OF OPERATIONS
Revenue
For the year ended December 31, 2012, consolidated revenue decreased $8,293,000, or 6%, as compared to 2011. Consolidated revenue for the year ended December 31, 2011 decreased $5,814,000, or 4%, as compared to 2010. The following table presents revenue by our segments (dollars in thousands):

				Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
North America	$98,565	$95,837	$96,228	3%	—%
International	29,842	41,886	46,900	(29)%	(11)%
All Other	4,121	3,098	3,507	33%	(12)%
Total revenue	$132,528	$140,821	$146,635	(6)%	(4)%
North America Segment
Revenue related to our North America segment increased $2,728,000, or 3%, in 2012 as compared to 2011 and decreased $391,000, or 0%, in 2011 as compared to 2010.
In 2012, revenue in our North America segment for our dealer channel increased 5% as compared to the same period in 2011. Revenue in our North America segment from our heavy equipment, or commercial, channel increased 43% over the same period in 2011. Our motorcycle and direct distribution channels in the United States market saw revenue declines of 22% and increases of 9%, respectively, as compared to the same period in 2011.
In 2011, revenue in our North America segment for our dealer channel increased 2% as compared to the same period in 2010. Revenue in our North America segment from our heavy equipment, or commercial, channel increased 46% over the same period in 2010. Our motorcycle and direct distribution channels in the United States market saw revenue declines of 8% and 9%, respectively, as compared to the same period in 2010.

The activity which resulted in the increase in our North America segment revenue for the year ended December 31, 2012 as compared to the same period in 2011 was primarily attributable to:

•
An increase of $3,256,000, or 6%, in revenue from the sale of LoJack Units due to a 14% increase in unit volume during 2012 as compared to 2011, partially offset by a 7% decrease in average revenue per unit;

•
An increase of $1,741,000, or 16%, in revenue from our warranty products. The increase was due in large part to the fact that, beginning in 2012, the majority of all servicing and liability obligations associated with new extended warranty contracts sold are transferred to the third party upon purchase by the consumer. As such, for the majority of extended warranty contracts originated in 2012, we recognized revenue upon delivery as opposed to deferring the revenue and recognizing it over the life of the contract as was done in previous years. The increase is also the result of the transfer of the servicing and liability obligations for the majority of our extended warranty contracts originated in 2011 to a third party as the primary obligor during March 2012, thus eliminating any additional services or future liability for us from those contracts. As a result, approximately $3,134,000 of previously recorded deferred revenue that was being recognized over time was accelerated and recognized as current revenue during the first quarter of 2012. This increase was partially offset by the transfer of the servicing and liability obligations for a portion of our extended warranty contracts to a third party as the primary obligor during December 2011, resulting in approximately $2,586,000 of previously recorded deferred revenue that was being recognized over time being accelerated and recognized as current revenue during the fourth quarter of 2011; and

•	An increase of $495,000 in all other revenue, primarily the result of a $455,000 decrease in sales referral discounts offered to our dealers; partially offset by

•
A decrease of $1,724,000, or 16%, in revenue from our Canadian business, driven by a $2,564,000, or 26%, decrease in service revenue resulting from a 23% decline in the average number of subscribers to 43,000 subscribers for the year ended December 31, 2012, partially offset by an $840,000, or 64%, increase in unit revenue driven by a 47% increase in the number of base units sold and a 12% increase in the average revenue per unit;

•	A decrease of $581,000, or 5%, in revenue from our Early Warning products; and

•	A decrease of $406,000, or 22%, in revenue from the sale of motorcycle products, including units and warranty products.
The activity which resulted in the decrease in our North America segment revenue for the year ended December 31, 2011 as compared to the same period in 2010 was primarily attributable to:

•	A decrease of $1,450,000, or 2%, in revenue from the sale of LoJack Units due to a 2% decrease in unit volume during 2011 as compared to 2010;

•
A decrease of $1,659,000, or 13%, in Boomerang Unit and service revenue, driven by a 40% decrease in the number of base units sold, a 2% decrease in the average revenue per unit, and a 7% decrease in service revenue driven by a 17% decline in the average number of Boomerang Unit subscribers to 53,500 subscribers for the year ended December 31, 2011; and

•
A decrease of $1,130,000, or 26%, in all other revenue including a decrease of $160,000 in revenue from the motorcycle channel, a decrease of $116,000 relating to an increase in sales referral discounts offered to our dealers, a decrease of $322,000 in revenue generated from repairs and inspections, and a decrease of $611,000 in other revenue items, partially offset by a $79,000 increase in royalty revenue; partially offset by

•
An increase of $1,962,000, or 20%, in the recognition of revenue from our Early Warning product. The increase in Early Warning revenue was largely attributed to the recognition at the time of sale of revenue relating to the hardware portion of the Early Warning product. In prior years, Early Warning hardware revenue was combined with the Early Warning notification service revenue and the entire amount was deferred and recognized over an estimated service period. See “Critical Accounting Policies” above for discussion of the revised revenue recognition policies for multiple element arrangements. As the cost of goods sold relating to the hardware is also recognized as opposed to deferred, the net effect of this increase in revenue was not material to the financial statements as a whole; and

•
An increase of $1,886,000, or 20%, in revenue from our warranty products. The increase was primarily due to the transfer of the servicing and liability obligations for a portion of our extended warranty contracts to a third party as the primary obligor during December 2011, thus eliminating any additional services or future liability for the Company from those contracts. As a result, approximately $2,586,000 of previously recorded deferred revenue that was being recognized over time was accelerated and recognized as current revenue during the fourth quarter of 2011. The increase was partially offset by lower sales of warranty products throughout the year as compared to 2010.

International Segment
Revenue related to our International segment decreased $12,044,000, or 29%, in 2012 as compared to 2011, while International segment revenue decreased $5,014,000, or 11%, in 2011 as compared to 2010.
The decrease in International segment revenue for 2012 as compared to 2011 was primarily attributable to:

•	A decrease of $12,670,000, or 34%, in product revenue from our licensees as a result of a 32% decrease in the number of units sold and a 3% decrease in average revenue per unit; partially offset by

•	An increase of $340,000, or 24%, in revenue from the sale of infrastructure components, royalty, license fee, and other revenue from our licensees; and

•	An increase of $285,000, or 9%, in revenue from our Italy business.
The decrease in International segment revenue for 2011 as compared to 2010 was primarily attributable to:

•	A decrease of $5,277,000, or 12%, in product revenue from our licensees as a result of an 18% decrease in the number of units sold, partially offset by a 7% increase in average revenue per unit; and

•	A decrease of $634,000, or 31%, in revenue from the sale of infrastructure components, royalty, license fee, and other revenue from our licensees; partially offset by

•	An increase of $897,000, or 40%, in revenue from our Italy business.
All Other Segment
Revenue related to our All Other segment increased $1,023,000, or 33%, in 2012 as compared to 2011, and $409,000, or 12%, in 2011 as compared to 2010.
The increase in All Other segment revenue from 2011 to 2012 was primarily the result of a $952,000, or 33%, increase in revenue from SCI due to increased demand for cargo tracking services.
The decrease in All Other segment revenue from 2010 to 2011 was primarily the result of an $874,000 decrease in SafetyNet revenue, from $1,093,000 for 2010 to $219,000 for 2011, due to decreased product shipments to Project Lifesaver during 2011 as compared to 2010. The decrease in SafetyNet revenue for 2011 as compared to 2010 was partially offset by an increase of $466,000, or 19%, in revenue from SCI to $2,879,000 for 2011 from $2,413,000 for 2010.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (dollars in thousands):

				Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
North America	$47,017	$47,424	$49,532	(1)%	(4)%
International	13,006	19,374	22,146	(33)%	(13)%
All Other	1,335	1,134	1,283	18%	(12)%
Total cost of goods sold	$61,358	$67,932	$72,961	(10)%	(7)%
As a percentage of total revenue, total cost of goods sold was 46%, 48% and 50% in 2012, 2011 and 2010, respectively.
North America Segment
As a percentage of North America segment revenue, North America segment cost of goods sold was 48%, 49% and 51% in 2012, 2011 and 2010, respectively.
The decrease in cost of goods sold as a percentage of revenue from 2011 to 2012 was primarily attributable to:

•
The recognition in the first quarter of 2012 of $3,134,000 of previously deferred revenue upon the transfer of the servicing and liability obligations for the majority of our extended warranty contracts originated in 2011 to a third party as the primary obligor during March 2012, partially offset by the recognition during the fourth quarter of 2011 of $2,586,000 of previously deferred revenue upon the transfer of the servicing and liability obligations of a portion of our extended warranty contracts to a third party as the primary obligor during December 2011;

•	Decreased product costs, largely the result of cost efficiencies realized in our contract manufacturing operations; and

•	Decreased promotional spending, which is accounted for as contra-revenue; partially offset by

•	A 7% decrease in average revenue per unit.

The decrease in cost of goods sold as a percentage of revenue from 2010 to 2011 was primarily due to decreased unit cost year over year and a decrease in additions to the warranty reserve charged to cost of goods sold as compared to 2010. The decrease in warranty reserves was primarily due to lower recall rates on Boomerang Unit products in 2011 as compared to 2010.
International Segment
As a percentage of International segment revenue, International segment cost of goods sold was 44%, 46% and 47% in 2012, 2011 and 2010, respectively. The decrease in cost of goods sold as a percentage of revenue from 2011 to 2012 was primarily driven by decreased product costs. The decrease in cost of goods sold as a percentage of revenue from 2010 to 2011 was largely driven by an increase in the price per unit charged to some of our international licensees due to a decrease in the number of units purchased. The decrease in 2011 as compared to 2010 was partially offset by a $1,474,000 increase in our inventory reserve largely related to the announcement of the end of manufacturing of our fifth generation LoJack Unit, included in costs of goods sold for the year ended December 31, 2011.
All Other Segment
As a percentage of All Other segment revenue, All Other segment cost of goods sold was 32%, 37% and 37% in 2012, 2011 and 2010, respectively. The decrease in cost of goods sold as a percentage of revenue from 2011 to 2012 was primarily due to an increase in volume at SCI, resulting in lower fixed cost of goods sold per unit.
Operating Expenses
The following table presents our consolidated operating expenses (dollars in thousands):

				Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Product development	$5,410	$5,318	$6,162	2%	(14)%
Sales and marketing	29,018	26,880	29,308	8%	(8)%
General and administrative	32,546	30,189	30,729	8%	(2)%
Legal settlement	6,930	1,869	750	271%	149%
Depreciation and amortization	4,413	6,068	7,110	(27)%	(15)%
Impairment of goodwill	472	—	—	100%	—%
Total operating expenses	$78,789	$70,324	$74,059	12%	(5)%
Product Development
As a percentage of total revenue, product development expenses were 4%, 4% and 4% in 2012, 2011 and 2010, respectively. Product development expense increased $92,000 in 2012 as compared to 2011 and decreased $844,000 in 2011 as compared to 2010. The increase in 2012 was primarily due to a $414,000 increase in consulting expenses, partially offset by a $184,000 decrease in rent expense and decreases in various other product development expenses. The decrease in 2011 was primarily due to a $709,000 decrease in compensation expenses primarily relating to decreased salaries expense and a $125,000 decrease in research and development expenses for the year as compared to 2010.
We expect product development expenses as a percentage of revenue to increase due to investment in personnel for product growth initiatives in 2013.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 22%, 19% and 20% in 2012, 2011 and 2010, respectively. Sales and marketing expenses increased $2,138,000 in 2012 as compared to 2011 and decreased $2,428,000 in 2011 as compared to 2010.
The increase in 2012 as compared to 2011 was attributable to:

•
Increased compensation expense of $1,445,000, including $1,080,000 of increased salary expense, a $245,000 increase in benefits expense and a $158,000 increase in sales commissions as we increased our field sales force during the year;

•	Increased travel expense of $444,000 due to the larger field sales force;

•	Increased consulting expense of $276,000 incurred on new consumer and brand marketing initiatives;

•	Increased bad debt expense of $99,000; partially offset by

•	Decreased rent expense of $136,000.
The decrease in 2011 as compared to 2010 was attributable to:

•
Decreased compensation expense of $1,254,000 as compared to the same period in 2010, including $1,022,000 of lower salary expense resulting from workforce reductions which took place through the second quarter of 2010 and a $733,000 decrease in severance expense due to severance accruals having been recorded during the second quarter of 2010 relating to the aforementioned workforce reductions, partially offset by a $327,000 increase in benefits expense and a $197,000 increase in sales commissions;

•	Decreased bad debt expense of $1,332,000 as compared to the same period in 2010;

•	Decreased rent expense of $290,000 as compared to the same period in 2010; and

•
Decreased travel expense of $170,000 as compared to the same period in 2010; partially offset by a $411,000 increase in advertising expense and a $156,000 increase in marketing production agency expense.

We expect sales and marketing expenses as a percentage of revenue to increase in 2013 to support our planned investment in personnel and continued branding of LoJack products.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 25%, 21% and 21% in 2012, 2011 and 2010, respectively. General and administrative expenses increased by $2,357,000 in 2012 as compared to 2011 and decreased by $540,000 in 2011 as compared to 2010.
The increase in 2012 as compared to 2011 was primarily attributable to:

•
Increased compensation expense of $381,000, primarily related to an increase of $775,000 in salary expense, a $401,000 increase in benefits expense and a $118,000 increase in other compensation, partially offset by a $567,000 decrease in expense related to temporary employees, a $242,000 decrease in severance expense and a $105,000 decrease in bonus expense;

•	An increase of $530,000 primarily relating to increased general and administrative expense at SCI to support the revenue growth achieved during 2012;

•	An increase of $480,000 in consulting expense, incurred primarily to support business development initiatives;

•	An increase of $402,000 in sales tax expense due to a reversal recorded during the first quarter of 2011 of an accrual for estimated customs tariffs no longer owed;

•	An increase of $264,000 in outside legal expense;

•	An increase in travel expense of $154,000;

•	An increase in accounting expense of $129,000;

•	An increase of $200,000 in expenses relating to maintenance contracts;

•	An increase of $135,000 in expenses relating to product giveaways and donations; and

•	An increase of $108,000 in property tax expense; partially offset by

•	A $625,000 decrease in facilities related expenses; and

•	A $386,000 decrease in bad debt expense as we recovered fully reserved accounts receivable from one of our international licensees.
The remaining increase related to smaller changes in various other general and administrative expense accounts.
The decrease in 2011 as compared to 2010 was primarily attributable to:

•
Decreased compensation expense of $1,705,000, primarily related to a decrease of $480,000 in salary expense resulting from workforce reductions which took place through the second quarter of 2010, a $1,011,000 decrease in severance expense due to severance accruals having been recorded during the second quarter of 2010 relating to the aforementioned workforce reductions, a $586,000 decrease in other compensation and a $381,000 decrease in benefits expense, partially offset by a $232,000 increase in incentive compensation and a $521,000 increase in expenses relating to temporary employees;

•	Decreased sales tax expense of $422,000 primarily due to the reversal of a prior year accrual for estimated customs tariffs no longer owed;

•	Decreased general and administrative expense for SCI of $611,000, primarily due to workforce reductions at SCI which took place during 2010; and

•	Decreased consulting expense of $693,000, primarily associated with a consulting fee incurred in 2010; partially offset by

•
An increase in other legal expenses of $2,591,000 which were primarily attributable to the ongoing costs associated with the litigation discussed in Part I, Item 3, “Legal Proceedings,” in our 2011 Annual Report on Form 10-K. The increase was partially offset by a $750,000 loss contingency accrual which was recorded during 2010 for a loss contingency related to wage-and-hour litigation in California; and

•	Increased bad debt expense of $368,000.
General and administrative expenses as a percentage of revenue are expected to decrease in 2013 as a result of the California Litigation settlement accrual having been recorded in 2012.
Legal Settlement
On October 18, 2012, we entered into a settlement agreement with the named plaintiffs in the wage-and-hour litigation in California discussed in Part I, Item 3, "Legal Proceedings" of this Annual Report. Under the terms of the settlement agreement, we have agreed to pay up to $8,100,000, including plaintiffs' attorneys' fees and costs, to resolve all remaining claims related to the State Court Case. We previously disclosed that we estimated the range of possible loss with respect to the State Court Case to be between $970,000 and $30,000,000. Also under the settlement agreement, we agreed to waive our appeal with respect to the attorneys' fee awarded in the Federal Court Case and pay the $901,000 in fees awarded by the Federal Court. During the year ended December 31, 2012, we recorded an additional accrual of $6,930,000 with respect to our potential obligations under the settlement agreement. The $6,930,000 additional accrual represents the $8,100,000 expected settlement less the $970,000 previously accrued as the minimum range of loss and the $200,000 reduction in the estimated attorneys' fees accrual in the Federal Court Case. During the years ended December 31, 2011 and 2010, we recognized expenses related to the potential settlement in the amounts of $1,434,000 and $750,000, respectively. During the year ended December 31, 2011, we also recorded a charge of $435,000 relating to the settlement terms of the California Consumer Claims litigation discussed in Part 1, Item 3, "Legal Proceedings" of our 2011 Annual Report on Form 10-K.
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expense was 3%, 4% and 5% in 2012, 2011 and 2010, respectively.
Depreciation and amortization expense decreased by $1,655,000 in 2012 as compared to 2011 and decreased by $1,042,000 in 2011 as compared to 2010. The decrease in 2012 as compared to 2011 was primarily related to the retirement of assets and certain assets becoming fully depreciated during the year ended December 31, 2012. The decrease in 2011 as compared to 2010 was primarily related to the retirement of assets and certain assets becoming fully depreciated during the year ended December 31, 2011.
Depreciation and amortization expense as a percentage of revenue in 2013 is expected to decrease as compared to 2012 due to certain assets becoming fully depreciated during 2012. We currently have a number of fixed assets which are fully depreciated but remain in service and incur repairs and maintenance expense as needed. We expect capital expenditures for 2013 to be between $4,000,000 and $7,200,000.
Impairment of Goodwill
Our annual measurement date for impairment testing is November 30 for SCI and SafetyNet. Tests for impairment are also performed on an interim basis if there are triggering events identified. On each measurement date a qualitative analysis is first performed, assessing the likelihood that it is more-likely-than-not that the fair value of the reporting unit is less than the carrying value. If it is determined that this is more likely than not, a further analysis is performed which compares the carrying value of the reporting unit is to its estimated fair value. An impairment charge is measured based upon the excess of the carrying value of goodwill over the implied fair value if impairment is indicated.
At November 30, 2012, we conducted our review of the SafetyNet reporting unit to determine if a triggering event had occurred. As part of this review, management noted that SafetyNet has continuously missed revenue and subscription objectives, despite the greatly reduced targets established. After assessing the totality of events and circumstances on a qualitative basis it was determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount and thus the first step of the goodwill impairment test was performed.
Given the consistent financial shortfalls and past inability to accurately forecast results of the SafetyNet business, management no longer believes that SafetyNet will achieve the growth rates and returns previously anticipated. As such, the expected future growth of the business has been reduced to a level that is believed to be sustainable and achievable without risking large upfront investments. Utilizing a discounted cash flow model, we determined the fair value of the SafetyNet reporting unit and compared it to the carrying value of the business, noting that the fair value was in fact less than the carrying value. As a result, we performed the second step of the goodwill impairment test, allocating the fair value to the assets and liabilities of the business, with any excess representing the implied fair value of the SafetyNet goodwill. Upon allocation of the fair value to the assets and liabilities of SafetyNet, it was determined that the implied fair value of the goodwill was “de minimis.” As a result, during the year ended

December 31, 2012 we recorded a goodwill impairment charge of $472,000, which eliminated the goodwill balance of the SafetyNet reporting unit going forward. No impairment charges were recorded for the years ended December 31, 2011 or 2010.
Other Income (Expense)
The following table presents our other income and expenses (dollars in thousands):

				Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Interest income	$141	$1,005	$31	(86)%	3,142%
Interest expense	(730)	(638)	(665)	14	(4)
Other income (loss)	392	1,022	(189)	(62)	(641)
Total other income (expense)	$(197)	$1,389	$(823)	(114)%	(269)%
Other income (expense) for 2012 decreased by $1,586,000, or 114%, as compared to 2011. This decrease is attributable to the following:

•	Decreased interest income of $863,000, due in large part to a decrease in interest realized on the outstanding accounts receivable balances of some of our international licensees;

•
Decreased other income of $630,000, which is primarily attributable to a $367,000 decrease in gains related to foreign currency transactions, a $145,000 decrease in dividend income, and a decrease of $222,000 in the income associated with our marketable securities, primarily due to a decrease in gains related to our investment in Absolute, partially offset by an increase in the value of the investments in our deferred compensation plan; and

•	Increased interest expense of $91,000.
Other income (expense) for 2011 increased by $2,212,000, or 269%, as compared to 2010. This increase is attributable to the following:

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

Provision (Benefit) for Income Taxes
We recorded a $472,000 provision for income taxes for 2012. This amount is comprised of the provision for income taxes for our Irish subsidiary, accrued interest on uncertain tax positions and miscellaneous state tax provisions. We recorded a $2,566,000 provision for income taxes for 2011. This amount is primarily comprised of the provision for income taxes for our Irish and Brazilian subsidiaries. Also included in our 2011 provision for income taxes is an accrual (including accrued interest) of approximately $781,000 related to a change in estimate of uncertain tax positions resulting from the ongoing IRS examination of our 2009 tax return. The IRS opened the 2009 tax audit in May of 2011, and their field audit was concluded on May 31, 2012; however, the auditor's findings are presently being review by the Joint Tax Committee. The effective income tax rate for 2012 was lower than our federal statutory rate primarily because no domestic tax provision was recorded due to the release of valuation allowance against attributes which could be utilized to fully offset our domestic taxable income. In addition, no benefit was recorded for foreign net operating losses due to the full valuation allowance that is maintained against these deferred tax assets.
Deferred taxes arise because of differences in treatment between financial statement accounting and tax accounting, known as temporary differences. The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities on the consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of operations. At December 31, 2012, we maintain a full valuation allowance against our worldwide deferred tax assets, net of deferred tax liabilities, with the exception of Ireland, which has deferred tax assets of $145,000. If sufficient evidence of our ability to generate future taxable income in any of the jurisdictions in which we currently maintain a valuation allowance becomes more likely than not, we may reduce our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statement of operations. During 2012, we made progress toward returning our U.S. operations to profitability. We recorded a net loss in the U.S. of $4,075,000 which included a charge of $6,930,000 for the proposed settlement of the California wage and hour litigation. Due to historical losses, we will maintain a full valuation allowance on our net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The provisions for income taxes for 2011 and 2010 were $2,566,000 and $17,428,000, respectively. This decrease was substantially due to the 2010 establishment of a valuation allowance for our U.S. net deferred tax assets of $15,100,000 and the establishment of a valuation allowance for deferred tax assets in our Canadian subsidiary of $282,000.
Net Income (Loss) Attributable to LoJack Corporation and Income (Loss) Per Share
As a result of the foregoing, for the years ended December 31, 2012, 2011 and 2010, net income (loss) attributable to LoJack Corporation and fully diluted income (loss) per share were as follows (dollars in thousands, except for per share amounts):

				Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net income (loss) attributable to LoJack Corporation	$(8,383)	$1,429	$(18,306)	(687)%	(108)%
Diluted income (loss) per share attributable to LoJack Corporation	$(0.48)	$0.08	$(1.06)	(702)%	(108)%
Weighted average shares — diluted	17,515,903	17,967,394	17,348,433	(3)%	4%
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
On August 10, 2010, SCI issued a one year, 11% interest Convertible Promissory Note totaling $400,000 to its shareholders. On October 14, 2011, a new 11% Convertible Promissory Note totaling $752,000 and maturing on October 1, 2012, was issued, replacing the outstanding principal and interest under the original note. On November 5, 2012, an amendment to the new note was issued, extending the maturity date to October 1, 2013. The amendment did not alter any terms of the note other than the maturity date. The amount of the note due to noncontrolling holders of SCI, $274,000, is classified as short-term debt on our consolidated balance sheet.
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
On December 21, 2012, we entered into a letter agreement related to the Credit Agreement, by and among the Company, the Borrowers and Guarantors listed therein, the Lenders listed therein, and RBS Citizens, National Association, as Administrative Agent. The letter agreement provides that we may utilize proforma credits for certain settlement costs and legal expenses associated with our wage-and-hour class action lawsuits for purposes of calculating Consolidated EBITDA and determining compliance with certain financial covenants included in the Credit Agreement. The credits apply for the calculation periods ending December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013, vary by period depending upon when the expenses are expected to be incurred, and are in an aggregate amount of up to $6,900,000 for settlement expenses and an aggregate amount of up to $3,000,000 for legal expenses over the calculation periods.
The outstanding borrowings under the Credit Agreement totaled CAD $13,750,000 as of December 31, 2012 (equivalent to USD $13,820,000, converted using the CAD to USD exchange rate at December 31, 2012). The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of December 31, 2012 was 4.054%. As of December 31, 2012, we also had three outstanding irrevocable letters of credit in the aggregate amount of $778,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends is permitted under the Credit Agreement but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of loans under the facility. At December 31, 2012, we had borrowing availability of $5,604,000 and were in compliance with all financial covenants in the Credit Agreement.
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
On October 18, 2012, we entered into a settlement agreement with the named plaintiffs in the California wage-and-hour class and collective action lawsuits discussed in Part I, Item 3, “Legal Proceedings” of this Annual Report.  Under the terms of the settlement agreement, we agreed to pay up to $8,100,000, including plaintiffs' attorneys' fees and costs, to resolve all remaining claims related to the State Court Case. Also under the settlement agreement, we agreed to waive our appeal with respect to the attorneys' fee awarded in the Federal Court Case and pay the $901,000 in fees awarded by the Federal Court. The $901,000 in attorneys' fees awarded is not included in the total settlement amount of $8,100,000, and was paid during the fourth quarter of 2012. We have considered the impact the settlement agreement will have on our liquidity and cash flows and have determined that our existing cash and cash flow from operations are sufficient to allow us to continue to fund our operations and meet future obligations.
On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock under the Repurchase Plan and additionally renewed the remaining management discretionary authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the Repurchase Plan. For the year ended December 31, 2012, we repurchased 72,458 shares under the Repurchase Plan at an average price of $2.82 per share. As of December 31, 2012, there were 1,240,487 shares available for repurchase under the Repurchase Plan.
We expect our continuing operation, international expansion and new product initiatives, combined with our longer term international investment requirements and domestic expansion, to be funded using existing cash, cash flows from operations and, if needed, our Credit Agreement.
We expect capital expenditures for 2013 to be between $4,000,000 and $7,200,000 which we expect to fund out of our existing working capital, which was $44,032,000 as of December 31, 2012. Non-discretionary capital expenditures budgeted for 2013 include $2,000,000 to $3,000,000 for enhancement of our core tracking and recovery technology.  Discretionary expenditures for 2013, which could be delayed to a future period, include $2,000,000 to $4,200,000 for our investments in our Enterprise Resource Planning system and additional hardware infrastructure.  However, we currently have no plans to delay these projects or reduce these spending levels. For the year ended December 31, 2012, we had capital expenditures of $2,949,000.
We earn a significant amount of our operating income outside the United States, which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, $22,117,000 of cash and cash equivalents are held by foreign subsidiaries at December 31, 2012. Of the $22,117,000 of cash and cash equivalents held by foreign subsidiaries, $20,185,000, or 91%, is held in USD denominated accounts, with the remaining $1,932,000 held in foreign currency denominated accounts. We do not provide for U.S. federal income and foreign withholding taxes on the $25,351,000 of undistributed earnings from non-U.S. operations as of December 31, 2012 because we intend to reinvest such earnings indefinitely outside of the U.S. If we were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. We currently do not intend to repatriate these funds. We expect existing domestic cash, cash equivalents, short-term investments, cash flows from operations and our borrowing capacity under our Credit Agreement to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.
In 2012 our U.S. parent company received a one-time dividend of $10,000,000 from our Irish subsidiary to assist with legal expenses and the settlement costs associated with the California wage-and-hour litigation discussed in Part I, Item 3, "Legal Proceedings" of this Annual Report, which are expected to be paid in 2013. No domestic tax provision was recorded due to the release of valuation allowance against attributes which could be utilized to fully offset our domestic taxable income. Although it is not our intention, if we require more capital in the U.S. than is generated by our domestic operations, for example to fund significant discretionary activities, we could elect to repatriate funds from foreign jurisdictions or to borrow funds under our existing Credit Agreement discussed above. These alternatives, however, would result in increased cash outflows due to higher effective tax rates or increased interest expense.
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Cash provided by (used in):
Operating activities	$(258)	$1,875	$22,263
Investing activities	(2,917)	(4,746)	(1,791)
Financing activities	2,107	1,385	(5,564)
Effect of exchange rate changes on cash	15	(658)	391
(Decrease) Increase in cash and cash equivalents	$(1,053)	$(2,144)	$15,299
Operating activities used $258,000 of cash during the year ended December 31, 2012, as compared to providing $1,875,000 of cash during the same period in 2011. This $2,133,000 decrease was due to a decrease of $10,113,000 in net income after non-cash reconciling items, partially offset by an increase of $7,980,000 in cash flows from working capital items.
Investing activities used $2,917,000 of cash during the year ended December 31, 2012, as compared to using $4,746,000 of cash during the same period in 2011. This $1,829,000 decrease in cash used by investing activities was primarily due to a decrease in capital expenditures of $1,760,000.
Financing activities provided $2,107,000 of cash during the year ended December 31, 2012, as compared to providing $1,385,000 of cash during the same period in 2011. The $722,000 change in cash provided by financing activities was due primarily to an $837,000 decrease in cash used for the repurchase of our common stock.
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
CONTRACTUAL OBLIGATIONS
We have fixed contractual obligations under various operating lease agreements relating to our office locations, computer and office equipment, vehicles and tower infrastructure locations. Other contractual obligations include long-term debt and non-cancelable inventory purchase commitments. Contractual obligations and commercial commitments existing at December 31, 2012 were as follows (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short term debt obligations	$274	$274	$—	$—	$—
Long term debt obligations(1)	13,820	—	13,820	—	—
Interest on long term debt obligations(2)	584	568	16	—	—
Operating lease obligations	17,967	4,736	6,305	3,671	3,255
Purchase obligations	2,055	2,055	—	—	—
Uncertain tax positions(3)	—	—	—	—	—
Total	$34,700	$7,633	$20,141	$3,671	$3,255

(1)	This debt is denominated in Canadian dollars and the maturities have been presented at the exchange rate for U.S. dollars prevailing at December 31, 2012.

(2)
Borrowings under the Credit Agreement bear interest at a variable rate, adjustable quarterly, at our option, at either the Canadian base rate or a Euro-currency denominated rate, or Canadian LIBOR. Interest has been calculated assuming the interest rate prevailing as of December 31, 2012, which was 4.054%.

(3)
As of December 31, 2012, we had $3,968,000 of non-current liabilities for uncertain tax positions. We are not able to provide a reasonable estimate of the timing of future payments relating to these obligations.

OFF BALANCE SHEET ARRANGEMENTS
We have no material off balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have limited exposure to market risk due to the nature of the financial instruments carried on our consolidated balance sheet. Our financial instruments as of December 31, 2012 consisted of cash and cash equivalents, restricted cash, marketable securities, other assets, accounts receivable, accounts payable, accrued liabilities, long-term debt and credit facilities. Our financial position is subject to market risk, including, but not limited to, changes in the value of financial instruments including those resulting from changes in interest rates, foreign currency exchange rates and market valuation. As of December 31, 2012, the fair value of these financial instruments approximated their carrying values.
We are exposed to changes in interest rates primarily through amounts outstanding under our Credit Agreement. As of December 31, 2012, we analyzed the effect of interest rates on our variable-rate Credit Agreement, for which there was CAD$13,750,000 (equivalent to USD $13,820,000, converted using the CAD to USD exchange rate at December 31, 2012) of outstanding borrowings as of December 31, 2012. Based on the outstanding borrowings under the agreement at December 31, 2012, a 1% increase in the interest rate would result in an additional $138,000 of annual interest expense.
We are subject to foreign currency risk through our international operations. As of December 31, 2012, we carry cash denominated in foreign currencies, primarily in the Euro, Canadian Dollar, and Brazilian Real. These assets accounted for approximately 4% of the total cash and cash equivalents at December 31, 2012. We translate accounts for subsidiaries whose functional currency is not the U.S. dollar using exchange rates in effect at period-end for assets and liabilities and exchange rates averaged over the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the consolidated statement of operations. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of our International segment revenue is denominated in U.S. dollars. This situation may change in the future if revenue earned and expenses incurred denominated in foreign currencies increases.
We manage future foreign exchange risk exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge is cost effective. As of December 31, 2012, we had no derivative contracts outstanding. We do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off balance sheet financing transactions. We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.
We are exposed to market valuation risks related to securities we hold that are carried at fair value. Our marketable securities consist of Absolute common stock carried at fair value in the financial statements. Significant changes in the market price of Absolute’s common stock could result in significant changes in other income (expense). Based on the 366,500 shares held as of December 31, 2012, a $1.00 change in the market price of Absolute’s common stock would result in a $367,000 increase/decrease in the fair value of the shares. Our other assets include our investment in our French licensee, in the form of a publicly-traded common stock, accounted for as an available-for-sale security and valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. During the year ended December 31, 2012, we recorded $147,000 in unrealized gains in accumulated other comprehensive income. Realized gains and losses on available-for-sale securities are included in other income (expense). No realized gains or losses were recorded for the year ended December 31, 2012.
As of December 31, 2012, we held $48,592,000 of cash and cash equivalents. Of this balance, $1,932,000, or 4%, is denominated in foreign currencies, including the Canadian Dollar, Euro and Brazilian Real. The remaining $46,660,000, or 96%, is denominated in U.S. dollars. At December 31, 2012, $26,940,000, or 55%, of our total cash and cash equivalents balance was held in money market accounts, with the remaining $21,652,000 held in traditional deposit accounts.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LoJack Corporation:

We have audited the accompanying consolidated balance sheets of LoJack Corporation and subsidiaries as of December 31, 2012 and December 31, 2011 and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited LoJack Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LoJack Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LoJack Corporation and subsidiaries as of December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, LoJack Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/    KPMG LLP
Boston, Massachusetts
March 15, 2013

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,592	$49,645
Restricted cash	225	225
Marketable securities at fair value	1,877	1,778
Accounts receivable, net of allowances of $2,599 and $2,890, respectively	20,037	28,492
Inventories	7,123	6,628
Prepaid expenses and other	2,917	3,016
Prepaid and receivable income taxes	1,319	429
Deferred income taxes	586	504
Total current assets	82,676	90,717
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $49,250 and $49,004, respectively	11,686	13,426
DEFERRED INCOME TAXES	145	124
INTANGIBLE ASSETS — NET	100	110
GOODWILL	1,245	1,717
OTHER ASSETS — NET	6,076	8,189
TOTAL	$101,928	$114,283
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term debt	$274	$274
Accounts payable	5,979	6,222
Accrued and other liabilities	15,827	12,107
Current portion of deferred revenue	13,274	19,007
Accrued compensation	3,290	4,211
Total current liabilities	38,644	41,821
LONG TERM DEBT	13,820	11,013
DEFERRED REVENUE	13,395	19,430
DEFERRED INCOME TAXES	586	313
OTHER ACCRUED LIABILITIES	3,994	3,684
ACCRUED COMPENSATION	1,243	1,241
Total liabilities	71,682	77,502
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)
EQUITY:
Preferred stock — $.01 par value; authorized, 10,000,000 shares	—	—
Common stock — $.01 par value; authorized, 35,000,000 shares; issued and outstanding, 18,187,703 at December 31, 2012 and 18,101,003 at December 31, 2011	182	181
Additional paid-in capital	23,261	21,265
Accumulated other comprehensive income	6,191	6,435
Retained earnings	737	9,120
Total LoJack Corporation equity	30,371	37,001
Noncontrolling interest in subsidiary	(125)	(220)
Total equity	30,246	36,781
TOTAL	$101,928	$114,283
The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except share and per share amounts)
Revenue	$132,528	$140,821	$146,635
Cost of goods sold	61,358	67,932	72,961
Gross profit	71,170	72,889	73,674
Costs and expenses:
Product development	5,410	5,318	6,162
Sales and marketing	29,018	26,880	29,308
General and administrative	32,546	30,189	30,729
Legal settlement	6,930	1,869	750
Depreciation and amortization	4,413	6,068	7,110
Impairment of goodwill	472	—	—
Total	78,789	70,324	74,059
Operating income (loss)	(7,619)	2,565	(385)
Other income (expense):
Interest income	141	1,005	31
Interest expense	(730)	(638)	(665)
Other, net	392	1,022	(189)
Total	(197)	1,389	(823)
Income (loss) before provision for income taxes and net income (loss) attributable to the noncontrolling interest	(7,816)	3,954	(1,208)
Provision for income taxes	472	2,566	17,428
Net income (loss)	(8,288)	1,388	(18,636)
Less: Net income (loss) attributable to the noncontrolling interest	95	(41)	(330)
Net income (loss) attributable to LoJack Corporation	$(8,383)	$1,429	$(18,306)
Income (loss) per share attributable to LoJack Corporation
Basic	$(0.48)	$0.08	$(1.06)
Diluted	$(0.48)	$0.08	$(1.06)
Weighted average shares:
Basic	17,515,903	17,607,347	17,348,433
Diluted	17,515,903	17,967,394	17,348,433
The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net (loss) income	$(8,288)	$1,388	$(18,636)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(391)	(318)	(587)
Unrealized gains (losses) on marketable securities	147	40	(231)
Total comprehensive income (loss)	(8,532)	1,110	(19,454)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	95	(41)	(330)
Comprehensive income (loss) attributable to LoJack Corporation	$(8,627)	$1,151	$(19,124)

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	LoJack Corporation Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income
	Number of Shares	Amount			Retained Earnings		Noncontrolling Interest in Subsidiary	Total Equity	Comprehensive Income (Loss)
						Total
	(In thousands, except share amounts)
Balance, January 1, 2010	18,359,738	$183	$18,072	$7,531	$25,997	$51,783	$151	$51,934
Comprehensive loss:
Net loss					(18,306)	(18,306)	(330)	(18,636)	$(18,636)
Unrealized loss on marketable securities, net of tax				(231)		(231)		(231)	(231)
Foreign currency translation				(587)		(587)		(587)	(587)
Total comprehensive loss									(19,454)
Less: Comprehensive loss attributable to the noncontrolling interest									(330)
Comprehensive loss attributable to LoJack Corporation									$(19,124)
Exercise of stock options	1,150
Common stock withheld for tax on stock compensation	(98,942)		(527)			(527)		(527)
Restricted stock grants, net of forfeitures	35,013
Compensation expense associated with stock based compensation			3,041			3,041		3,041
Tax deficiency of employee stock lapses			(618)			(618)		(618)
Balance, December 31, 2010	18,296,959	$183	$19,968	$6,713	$7,691	$34,555	$(179)	$34,376
Comprehensive loss:
Net income (loss)					1,429	1,429	(41)	1,388	$1,388
Unrealized gain on marketable securities, net of tax				40		40		40	40
Foreign currency translation				(318)		(318)		(318)	(318)
Total comprehensive income									1,110
Less: Comprehensive loss attributable to the noncontrolling interest									(41)
Comprehensive income attributable to LoJack Corporation									$1,151
Exercise of stock options	8,000		44			44		44
Repurchase of common stock and stock withheld for tax on stock compensation	(410,823)	(4)	(1,181)			(1,185)		(1,185)
Restricted stock grants, net of forfeitures	206,867	2	(2)
Compensation expense associated with stock based compensation			2,436			2,436		2,436
Balance, December 31, 2011	18,101,003	$181	$21,265	$6,435	$9,120	$37,001	$(220)	$36,781
Comprehensive loss:
Net income (loss)					(8,383)	(8,383)	95	(8,288)	$(8,288)
Unrealized gain on marketable securities, net of tax				147		147		147	147
Foreign currency translation				(391)		(391)		(391)	(391)
Total comprehensive loss									(8,532)
Less: Comprehensive income attributable to the noncontrolling interest									95
Comprehensive loss attributable to LoJack Corporation									$(8,627)
Exercise of stock options	—		—			—		—
Repurchase of common stock and stock withheld for tax on stock compensation	(150,745)	(1)	(443)			(444)		(444)
Restricted stock grants, net of forfeitures	237,445	2	(2)
Compensation expense associated with stock based compensation			2,441			2,441		2,441
Balance, December 31, 2012	18,187,703	$182	$23,261	$6,191	$737	$30,371	$(125)	$30,246
The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,288)	$1,388	$(18,636)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	2,441	2,436	3,041
Depreciation and amortization	4,711	6,426	7,581
Non cash revenue from warrants	(547)	(547)	(485)
Impairment of goodwill	472	—	—
Allowance for doubtful accounts	(184)	(396)	1,618
Deferred income taxes	170	(213)	15,168
(Gain) loss on disposal of property and equipment	(8)	100	(98)
(Gain) loss on marketable securities	(99)	(413)	47
Increase (decrease) in cash from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	8,665	(1,234)	5,609
Inventories	(472)	1,859	2,208
Prepaid expenses and other	102	1,044	(841)
Prepaid income taxes	(889)	227	7,806
Other assets	204	31	672
Accounts payable	(252)	(861)	(115)
Accrued and other liabilities	3,164	704	4,696
Deferred revenue, net of deferred costs	(9,448)	(8,676)	(6,008)
Net cash provided by (used in) operating activities	(258)	1,875	22,263
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,949)	(4,709)	(3,251)
Purchase of marketable securities	—	—	(193)
Proceeds from sale of marketable securities	—	—	1,223
Other	32	13	2
(Increase) decrease in restricted cash	—	(50)	428
Net cash used in investing activities	(2,917)	(4,746)	(1,791)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	—	44	—
Repayment of debt and short-term borrowings	—	(2,050)	(6,322)
Repurchase of common stock	(205)	(1,042)	—
Proceeds from debt and short-term borrowings	2,551	4,576	1,360
Payment of tax withholding obligations related to stock compensation	(239)	(143)	(527)
Payment of debt issuance costs	—	—	(75)
Net cash provided by (used in) financing activities	2,107	1,385	(5,564)
Effect of exchange rate changes on cash and cash equivalents	15	(658)	391
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,053)	(2,144)	15,299
BEGINNING CASH AND CASH EQUIVALENTS	49,645	51,789	36,490
ENDING CASH AND CASH EQUIVALENTS	$48,592	$49,645	$51,789
Supplemental cash flow information:
Income taxes paid (refunded)	$1,760	$2,513	$(8,450)
Interest paid	$729	$638	$665
The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
1.    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company — LoJack Corporation and subsidiaries, or LoJack, we, our, or the Company, is a global provider of technology products and services for the tracking and recovery or rescue of valuable mobile assets and people at risk of wandering. Our proprietary technology, wireless network and integration with law enforcement agencies provide a means for the tracking and recovery of stolen vehicles, motorcycles, construction equipment, cargo, laptops and people at risk. Our headquarters are located in Canton, Massachusetts and as of December 31, 2012 we have operations in 28 states and the District of Columbia in the United States and 30 countries and territories.
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
Summary of Significant Accounting Policies
Principles of Consolidation — The consolidated financial statements include the accounts of LoJack, our wholly-owned subsidiaries and our majority interest in LoJack SC-Integrity Inc., or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates — Preparing financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.
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

In Canada, sales of a LoJack Unit constitute a multiple element arrangement under Accounting Standards Codification, or ASC, 605 subtopic 25, Revenue Recognition: Multiple Element Arrangements. The LoJack Unit includes LoJack Unit hardware, installation service and the tracking and recovery service, which is provided over the period of vehicle ownership.
The delivered elements of a multiple element arrangement (LoJack Unit hardware and installation service) must meet certain criteria to qualify each component of the combined LoJack Unit for separate accounting. Management performed an analysis and has determined that each of the delivered elements in the arrangement qualify for separate accounting based on the applicable guidance.
In the U.S. and Canada, sales of a combined LoJack and Early Warning Unit constitute a multiple element arrangement under ASC 605 subtopic 25. The combined LoJack and Early Warning Unit includes LoJack Unit hardware, Early Warning hardware, installation service, and an Early Warning ongoing automated notification service, which is provided over the period of vehicle ownership.
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
The guidance establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple element arrangement. The selling price for each deliverable is based on vendor-specific objective evidence, or VSOE, if available, third-party evidence, or TPE, if VSOE is not available, or management’s best estimated selling price, or BESP, if neither VSOE nor TPE are available. The residual method of allocation is no longer permitted under the relevant guidance and thus we are required to allocate consideration at the inception of the arrangement to all deliverables using the relative selling price allocation method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated fair value. Management determined an estimated fair value for each element in the arrangement as follows: (i) LoJack Unit hardware selling price has been determined using VSOE; (ii) Early Warning hardware selling price has been determined based on BESP; (iii) installation service selling price has been determined using TPE; (iv) Early Warning ongoing notification service selling price has been determined based on BESP; and (v) Canadian tracking and recovery service selling price has been determined based on BESP. We analyze the selling prices used in our allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices would be analyzed on a more frequent basis if a significant change in the business necessitates a more timely analysis or if we experience significant variances in our selling prices.
The LoJack and Early Warning hardware and installation service components of each sale are considered to have met delivery requirements for revenue recognition upon installation of the LoJack and Early Warning Unit; however, revenue from the ongoing notification service, as well as the tracking and recovery service in Canada, are deferred and recognized over an estimated life of new vehicle ownership.
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
We offer several types of contractual extended warranties. For those warranties for which an independent third party insurer, and not LoJack, is the primary obligor, we recognize payments for these contracts in revenue at the time of sale. For those warranty products to which we are the primary obligor, revenue is deferred and is recognized over the term of the warranties, determined to be equivalent to the estimated life of new vehicle ownership, which we estimate to be five years. In December 2011, we transferred the servicing and liability obligations for a portion of our extended warranty contracts originated in 2010 to a third party, eliminating any additional services or liability exposure as the primary obligor for those contracts. During the first quarter of 2012, we transferred the servicing and liability obligations for the majority of our extended warranty contracts originated in 2011 to the third party. Beginning in 2012, the majority of all servicing and liability obligations associated with new contracts sold are transferred to the third party upon purchase by the consumer. As such, for the majority of extended warranty contracts originated after 2011, we recognize revenue upon delivery as opposed to deferring the revenue and recognizing it over the life of the contract.
For those warranties for which a third party, and not LoJack, is the primary obligor, we record revenue on a gross basis, with related unit costs being included in cost of goods sold. We considered the factors for gross and net revenue recording and determined that despite not being the primary obligor for the majority of these arrangements, gross revenue reporting was appropriate based on the relevant accounting guidance. Specifically, we have latitude in establishing price; we can change the product offering; we have discretion in supplier selection; we are involved in the determination of product or service specifications; we bear the credit risk; and the amount that we earn on each contract is not fixed. During the years ended December 31, 2012, 2011 and 2010 we recognized $10,216,000, $5,772,000 and $3,347,000 of revenue related to the sale of our extended warranty products for which we are not the primary obligor. We recognized cost of goods sold of $1,293,000, $1,032,000 and $840,000 during the years ended December 31, 2012, 2011 and 2010.
We recognize license fees from our international licensees in revenue over the term of the license (typically ten years) and we recognize royalty revenue when earned or when payment is reasonably assured, whichever is later. (Also see Note 5 for a discussion of the license income related to Absolute Software, Inc., or Absolute.)
Revenue relating to SCI and LoJack SafetyNet Inc., or SafetyNet, consists of the sale of tracking devices and subscription fees. Sales of units are recognized upon shipment and subscription fees are recognized over the life of the contractual agreement which can range from 12 to 24 months.
Any revenue that has been deferred and is expected to be recognized beyond one year is classified as long-term deferred revenue.
Stock-Based Compensation — Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.
Advertising Expenses — Advertising costs, which include the placement of advertisements, third party media consulting firm fees, trade shows and promotional literature, are expensed as incurred and are classified under sales and marketing expense. Advertising expenses for the years ended December 31, 2012, 2011 and 2010 were $2,335,000, 2,709,000 and $2,130,000, respectively.
Warranty Costs — We provide for the estimated costs associated with fulfilling our warranty related obligations based primarily on our historical experience of the cost of fulfilling our warranty obligations. The estimated provision for accrued warranty costs is included in the consolidated balance sheet within accrued and other liabilities. Warranty coverage is provided on both our LoJack Units and Boomerang Units. We warrant to consumers that LoJack Units and Boomerang Units will be free from defects in material or workmanship for a period of two years from the date of installation. We also warrant to purchasers of the LoJack Unit that if a LoJack Unit equipped vehicle is stolen in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time that the theft is reported to the police, we will pay the consumer an amount equal to the full purchase price of the LoJack Unit up to a maximum of $695 (up to $995 if the consumer has purchased LoJack Early Warning). We warrant to purchasers of the Boomerang Units that if the Boomerang equipped vehicle is stolen and not recovered within 60 days of the reported theft, we will pay the consumer an amount equal to the full purchase price of the unit and the service fees, up to a maximum of CAD $1,000 for the Boomerang Unit and CAD $2,000 for the Boomerang Unit with automatic theft notification. For the BoomerangXpress Units, we will offer the consumer a new unit, including installation, free of charge.
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
We warrant to consumers that the SafetyNet Personal Locator Unit, or PLU, transmitter will be free from defects in material, workmanship or design for a period of one year from the date of purchase. If the product proves to be defective in material, workmanship or design within that period, we will replace the transmitter. Under the SafetyNet warranty, our maximum liability may not exceed $500.
A rollforward of the activity of the warranty reserve is as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$1,212	$1,819	$994
Additions charged to cost and expense	270	762	2,432
Warranty claims	(623)	(1,369)	(1,607)
Balance at end of year	$859	$1,212	$1,819
Our business in Canada experienced increased recall rates related to the Boomerang products since the conversion from an analog to digital infrastructure and, as a result, we incurred additional warranty expense during the year ended December 31, 2010. In 2011, we transitioned our business in Canada from Boomerang Units to LoJack Units, resulting in decreased warranty expense during the years ended December 31, 2011 and 2012.
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
Cash and Cash Equivalents — We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. We periodically maintain bank balances which exceed the federally insured limit. We routinely assess the financial strength of our depository banks and believe we had no significant exposure to credit risks as of December 31, 2012.
Marketable Securities — All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. We determine the classification at the time of purchase.
Our investment in our French licensee, in the form of a publicly-traded common stock, is accounted for as an available-for-sale security and is valued at the quoted closing price on its market exchange as of the reporting date. No realized gains or losses were recorded for the years ended December 31, 2012, 2011 or 2010. Our investment in our French licensee is reported as a long-term asset on our consolidated balance sheet. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. We follow the specific identification method in determining the cost basis in computing realized gains and losses on the sale of available-for-sale securities. Realized gains and losses on available-for-sale securities are included in other income (expense).
The investments of the deferred compensation plan are included in other assets at fair value. See Note 11 for further discussion.
At both December 31, 2012 and 2011, we held 366,500 shares of Absolute common stock. We acquired these shares upon the exercise of the Absolute warrants in July 2010 and September 2009. The fair market value of these shares at December 31, 2012 and 2011 was $1,877,000 and $1,778,000, respectively, and is accounted for as a trading security classified within marketable securities in the consolidated balance sheet.
Accounts Receivable — We maintain an allowance for doubtful accounts based on an assessment of collectability of all outstanding receivables. We make this assessment by evaluating the creditworthiness of our customers, historical trends and economic circumstances. A rollforward of the activity of the allowance for doubtful accounts is as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$2,890	$3,534	$2,384
(Reductions) additions to the provision	(184)	(396)	1,618
Accounts written off, net of recoveries	(107)	(248)	(468)
Balance at end of year	$2,599	$2,890	$3,534
Customer Concentration — Accounts receivable in the United States are due principally from automobile dealers that are geographically dispersed. Accounts receivable in Canada consist of payments due from our dealer channel and corporate accounts. International accounts receivable are principally due from international licensees. As of December 31, 2012, one international licensee accounted for 18% of accounts receivable. As of December 31, 2011, one international licensee accounted for 28% of accounts receivable. For the years ended December 31, 2012 and December 31, 2011, no international licensee accounted for more than 10% of revenue. For the year ended December 31, 2010, one international licensee accounted for 10% of revenue. When possible, payment for our products from international licensees is supported by the purchase of private trade-credit insurance paid for by the licensee.
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
Internal Software Development Costs — We capitalize internal software development costs associated with software developed for internal use. In accordance with ASC 350-40, Internal-Use Software, expenses related to the design of software, coding and installation of hardware, and certain costs incurred to allow access to or conversion of old data by new systems are capitalized. Costs related to training and data conversion activities are expensed as incurred. Capitalized internal software development costs are amortized over the period of economic benefit, generally between three and five years. For the years ended December 31, 2012 and 2011, capitalized software included in property and equipment totaled $656,000 and $992,000, net of accumulated amortization of $13,682,000 and $12,804,000, respectively. For the years ended December 31, 2012, 2011 and 2010, we capitalized internal software development costs of $456,000, $296,000 and $518,000, respectively. For the years ended December 31, 2012, 2011 and 2010, $881,000, $2,111,000 and $778,000, respectively, of amortization expense was recorded for these capitalized internal software costs. Additions to internal software development costs are included in investments in property and equipment in the consolidated statements of cash flows.
Cost-Basis Investments — We have made investments in some of our international licensees. These investments to date have resulted in ownership of less than 20% of any one licensee. Unless the shares are marketable securities, these investments are accounted for using the cost method of accounting. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings, additional investments made and other ownership changes. We have not recorded any gains or losses on these investments in the years ended December 31, 2012, 2011 and 2010. (Also see Note 5.)
Equity Investments— We have a 64% interest in SCI, a Texas based company which provides comprehensive solutions for cargo theft monitoring prevention, investigation, tracking and recovery. Prior to August 2008, we had accounted for our interest in SCI utilizing the equity method of accounting. During the third quarter of 2008, we increased our equity investment in SCI from 40% to 60% and as a result began consolidating the results of its operations in our consolidated financial statements as well as accounting for the corresponding impact of SCI’s noncontrolling interest in a separate component of our consolidated balance sheet and statement of operations. In October 2009, we, along with the noncontrolling interest in SCI, invested an additional $800,000 into SCI in exchange for 1,188,707 shares of SCI common stock. Our portion of this investment was $508,000. In August 2010, we, along with the noncontrolling interest in SCI, invested an additional $400,000 in the form of convertible debt. Our portion of this investment was $254,000. On October 14, 2011, we, along with the noncontrolling interest in SCI, invested an additional $352,000 in the form of convertible debt. The new instrument which totaled $752,000, replaced the outstanding principal and interest under the original note. Our portion of the new note, which was $478,000, is eliminated in consolidation. The amount of the note due to noncontrolling holders of SCI, $274,000, is classified as short-term debt on our consolidated balance sheet. (Also see Note 4.)
Goodwill and Other Intangible Assets — Goodwill is not amortized but instead is assessed for impairment at least annually and as triggering events occur. We have adopted an annual measurement date of November 30 for SCI and SafetyNet. On each annual measurement, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined based on this analysis that the impairment test should be performed, the carrying value of the reporting unit is compared to its estimated fair value, and an impairment charge is measured based upon the excess of the carrying value of goodwill over the implied fair value if impairment is indicated. This analysis is performed at a reporting unit level. For the year ended December 31, 2012, we recorded a goodwill impairment charge for the entire goodwill balance of our SafetyNet business in the amount of $472,000. There was no goodwill impairment recognized for the years ended December 31, 2011 and 2010. (See Note 4 for detail.)
Other intangible assets consist of amortizing intangibles, including customer relationships, patents, trademarks, trade names and the rights to radio frequencies. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable, an assessment is completed to determine whether the fair value of the asset exceeds the carrying value. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value. If such cash flows are less than the carrying amounts, the intangible assets are written down to their respective fair values.
In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. There was no impairment charge recognized relating to other intangible assets for the years ended December 31, 2012, 2011 and 2010. (Also see Note 4.)
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
Our annual effective tax rate is based on our income (loss), statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. In accordance with ASC 740, Income Taxes, or ASC 740, tax benefits are based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. (Also see Note 9.)
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

	Year Ended December 31,
	2012	2011	2010
Weighted average shares for basic	17,515,903	17,607,347	17,348,433
Dilutive effect of stock options and restricted stock	—	360,047	—
Weighted average shares for diluted	17,515,903	17,967,394	17,348,433
Because of the net losses reported for the years ended December 31, 2012, all shares of stock issuable pursuant to stock options and unvested stock have not been considered for dilution as their effect would be antidilutive. For the year ended December 31, 2012, 2,878,860 options and 608,903 shares of restricted stock were excluded from the computation of diluted net income per share as their effect would be antidilutive. For the year ended December 31, 2011, 2,087,617 options and 78,018 shares of restricted stock were excluded from the computation of diluted net income per share as their effect would be antidilutive. Because of the net losses reported for the years ended December 31, 2010, all shares of stock issuable pursuant to stock options and unvested stock have not been considered for dilution as their effect would be antidilutive. For the year ended December 31, 2010, 2,261,565 options and 784,063 shares of restricted stock were excluded from the computation of diluted net loss per share.
Comprehensive Income — Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation. Accumulated other comprehensive income and its components were as follows (dollars in thousands):

	December 31,
	2012	2011
Currency translation adjustments	$5,875	$6,267
Unrealized gain on available for sale investments, net of tax	316	168
Accumulated other comprehensive income	$6,191	$6,435
Foreign Currency — The functional currency for each of our subsidiaries is the currency of the primary economic environment in which the subsidiary operates, generally defined as the currency in which the entity generates and expends cash. For all entities, with the exception of LoJack Equipment Ireland, Ltd., or LoJack Ireland, the functional currency is the local currency. LoJack Ireland’s functional currency is the U.S. dollar. All assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rates for the year. Translation gains or losses are recorded in equity as an element of accumulated other comprehensive income. We also incur transactional gains and losses resulting from transactions denominated in foreign currencies and the translation of intercompany balances which are not permanently invested. Such items are recorded as other income (expense) in the consolidated statement of operations. For the years ended December 31, 2012, 2011 and 2010, we recorded foreign currency gains (losses) of $(30,000), $337,000 and $(363,000), respectively.
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
In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other. ASU 2011-08 is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification 350. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted in limited circumstances. We performed our annual goodwill impairment test in the fourth quarter and the adoption of this ASU did not significantly impact our consolidated financial statements.
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
Accounting Guidance Issued But Not Yet Adopted
In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, or ASU 2013-05. ASU 2013-05 provides updated guidance to clarify the applicable guidance for a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. ASU 2013-05 is not expected to have a material impact on the Company's consolidated financial statements or financial statement disclosures.
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU 2013-02. ASU 2013-02 requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for reporting periods beginning after December 15, 2012 and is not expected to have a material impact on the Company's consolidated financial statements or financial statement disclosures.

2.    INVENTORIES
Inventories are classified as follows (dollars in thousands):

	December 31,
	2012	2011
Raw materials	$132	$146
Work in progress	141	173
Finished goods	6,850	6,309
Total inventories	$7,123	$6,628
3.    PROPERTY AND EQUIPMENT
Property and equipment consist of the following (dollars in thousands):

	December 31,
	2012	2011
System components, including vehicle tracking units	$23,921	$23,006
Equipment, software, furniture and fixtures and leasehold improvements	34,757	37,423
Vehicles	281	285
Total	58,959	60,714
Less: accumulated depreciation and amortization	(49,250)	(49,004)
Total	9,709	11,710
System components and fixed assets not yet in service	1,977	1,716
Property and equipment — net	$11,686	$13,426
Depreciation expense relating to property and equipment totaled $4,701,000, $6,240,000 and $7,194,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
System components and fixed assets not yet in service consist primarily of certain infrastructure, tooling, and other equipment that has not been placed into service.
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
Upon the acquisitions of SCI and Locator Systems (now known as SafetyNet), we recorded goodwill and acquired certain intangible assets with finite lives. The intangible assets acquired include customer relationships and trade names and trademarks.
Our annual measurement date for impairment testing is November 30 for SCI and SafetyNet. Tests for impairment are also performed on an interim basis if triggering events are identified. Triggering events are events or changes in circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include: (a) a significant adverse change in legal factors or in the business climate; (b) an adverse action or assessment by a regulator; (c) unanticipated competition; (d) a loss of key personnel; (e) a more likely than not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; (f) the testing for recoverability of a significant asset group within a reporting unit; or (g) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.
At each annual measurement date, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test, we perform a qualitative assessment of whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. If it is determined based on this analysis that it is not more likely than not that the fair value is less than the carrying amount, the two-step impairment test is not required.
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
SafetyNet
At November 30, 2012, we conducted our review of the SafetyNet reporting unit to determine if a triggering event had occurred. As part of this review, we noted that SafetyNet has continuously missed revenue and subscription objectives, despite the greatly reduced targets established. After assessing the totality of events and circumstances on a qualitative basis we determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount and thus the first step of the goodwill impairment test was performed.
Given the consistent financial shortfalls and past inability to accurately forecast results of the SafetyNet business, we no longer believe that SafetyNet will achieve the growth rates and returns previously anticipated. As such, the expected future growth of the business has been reduced to a level that is believed to be sustainable and achievable without risking large upfront investments. Utilizing a discounted cash flow model, we determined the fair value of the SafetyNet reporting unit and compared it to the carrying value of the business, noting that the fair value was in fact less than the carrying value. As a result, we performed the second step of the goodwill impairment test, allocating the fair value to the assets and liabilities of the business, with any excess representing the implied fair value of the SafetyNet goodwill. Upon allocation of the fair value to the assets and liabilities of SafetyNet, we determined that the implied fair value of the goodwill was “de minimis.” As a result, during the year ended December 31, 2012 we recorded a goodwill impairment charge of $472,000, which eliminated the goodwill balance of the SafetyNet reporting unit going forward.
SCI
We performed the annual qualitative assessment of the goodwill for SCI at its annual testing date of November 30. At November 30, 2012, after assessing the totality of events or circumstances effecting SCI, including macroeconomic, industry and market conditions, we determined that it was not more likely than not that the fair value of the SCI reporting unit was less than its carrying amount, and as such did not proceed with the first and second steps of the goodwill impairment process.
The following table summarizes the changes in goodwill (dollars in thousands):

	North America Segment	International Segment	All Other	Consolidated
Balance at January 1, 2010	$—	$—	$1,717	$1,717
Foreign exchange impact	—	—	—	—
Balance at December 31, 2010	$—	$—	$1,717	$1,717
Foreign exchange impact	—	—	—	—
Balance at December 31, 2011	$—	$—	$1,717	$1,717
Foreign exchange impact	—	—	—	—
Impairment loss on SafetyNet	$—	$—	$(472)	$(472)
Balance at December 31, 2012	$—	$—	$1,245	$1,245

The following table summarizes the changes in intangible assets (dollars in thousands):

	North America Segment	International Segment	All Other	Consolidated
Balance at January 1, 2010	$344	$—	$330	$674
Amortization	(156)	—	(231)	(387)
Transfer of Uruguay intangible	(120)	120	—	—
Foreign exchange impact	7	—	—	7
Balance at December 31, 2010	$75	$120	$99	$294
Amortization	(77)	(10)	(99)	(186)
Foreign exchange impact	2	—	—	2
Balance at December 31, 2011	$—	$110	$—	$110
Amortization	—	(10)	—	(10)
Foreign exchange impact	—	—	—	—
Balance at December 31, 2012	$—	$100	$—	$100
Intangible assets consist of the following (dollars in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Contractual relationships	$919	$919	2.8 years	$914	$914	2.8 years
Trade name and trademark	75	75	2.0 years	74	74	2.0 years
Patents and other intangibles	150	50	15.0 years	150	40	15.0 years
Total intangible assets	$1,144	$1,044	4.3 years	$1,138	$1,028	4.3 years

Estimated amortization expense for the next five years and thereafter for our intangible assets as of December 31, 2012 is as follows (dollars in thousands):

2013	$10
2014	10
2015	10
2016	10
2017	10
Thereafter	50
5.    OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	December 31,
	2012	2011
Deferred costs related to deferred revenue arrangements	$2,371	$4,470
Investment in international licensees	2,537	2,391
Deferred compensation plan assets	780	881
Security deposits and other	388	447
Total	$6,076	$8,189
Deferred Costs Related to Deferred Revenue Arrangements
As discussed in our revenue recognition policy in Note 1, revenue relating to the sales of LoJack Early Warning ongoing automated notification service and certain warranty products are deferred and recognized over five years. The direct and incremental costs of these revenues, comprised of the cost of the Early Warning device prior to the adoption of ASU 2009-13 as of January 1, 2011. The deferred cost is presented as a long-term asset.

Investment in International Licensees
As of December 31, 2012, investments in international licensees of $2,537,000 included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, a 5.5% interest in our French licensee, totaling $500,000, and a 17.5% equity interest in our Benelux licensee, totaling $496,000.
The investment in our Mexican licensee, over which we do not exercise significant influence, is accounted for using the cost method of accounting and is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. We periodically review the carrying value of this investment, based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no impairments to the fair value of this investment for all years presented. During 2012, 2011 and 2010, our Mexican licensee declared and paid dividends of $201,000, $86,000 and $110,000, respectively, which we recorded in other income.
Our investment in our French licensee, in the form of a marketable equity security, is accounted for as an available-for-sale security and is valued at the quoted closing price of its market exchange as of the reporting date. If the quoted price of the investment in our French licensee were to drop below our recorded cost for an extended period of time we would evaluate the investment for impairment. No realized gains or losses were recorded for the year ended December 31, 2012, 2011 or 2010.
The investment in our Benelux licensee, over which we do not exercise significant influence, is accounted for using the cost method of accounting and is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. In 2009, we obtained this investment in exchange for the licensing rights related to the Benelux region. We valued the investment based on the fair value of the licensing rights. The revenue related to the license is reflected in deferred revenue on the balance sheet at December 31, 2012 and 2011. We will begin to recognize license revenue once the licensee has completed the build-out of the RF network. We periodically review the carrying value of this investment, based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate.
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
We also hold a 5% equity interest in our licensee in Argentina, for which we have no carrying value. In 2011, we received a dividend from our Argentina licensee relating to the years ended December 31, 2011 and 2010. The dividends paid for 2011 and 2010 were $161,000 and $98,000, respectively, and were recorded in other income upon receipt during the year ended December 31, 2011. No dividend was received for the year ended December 31, 2012.
Below are the revenue associated with, and the receivables outstanding from, our international licensees in which we maintain some ownership (dollars in thousands):

Revenue for the year ended:
December 31, 2012	$6,573
December 31, 2011	$16,080
December 31, 2010	$18,496
Accounts receivable outstanding at:
December 31, 2012	$3,247
December 31, 2011	$11,100
Deferred Compensation Plan Assets
The investments of the deferred compensation plan are included in other assets at fair value. See Note 11 for further discussion.
Absolute Warrants
In June 2005, we entered into a ten year trademark license agreement with Absolute, a Vancouver, British Columbia, Canada based computer theft recovery company to brand its consumer offering LoJack for Laptops®. In addition to an annual per unit royalty, we were granted 1,000,000 (on a post-split basis) warrants to purchase Absolute’s common stock with vesting on a pro rata basis over a five year period commencing on July 1, 2006. We concluded that a measurement date is not achieved until the warrants become vested and exercisable. Prior to reaching a measurement date, the fair value of unvested warrants is calculated utilizing a Black-Scholes option pricing model and the earned and unearned revenue is adjusted to fair value. Once a measurement date has been reached, the fair value of vested warrants is measured and the revenue related to the vested warrants becomes fixed with revenue recognized over the remaining term of the licensing agreement. Subsequent to reaching a measurement date, the vested warrants are accounted for as a derivative, which requires the warrants to be recorded at fair value at each reporting date with any changes in fair value being recorded in the consolidated statement of operations. We classify the gains (losses) on investments in other income (expense). During the years ended December 31, 2012, 2011 and 2010, we recognized $547,000, $547,000 and $507,000 in revenue and $99,000, $413,000 and $(47,000) in other income (expense), respectively, related to the Absolute warrants.
At December 31, 2012, there were no unvested Absolute warrants outstanding, as the five year vesting period was completed in May 2010. Short and long-term deferred revenue, reflecting the value of the vested warrants at the vesting dates, totaling $547,000 and $821,000, respectively, will be recognized ratably over the remaining life of the license agreement. At December 31, 2012, we held 366,500 shares of Absolute common stock acquired through the exercise of the Absolute warrants in June 2010 and September 2009, for warrants that vested in 2010 and 2009, respectively. The fair market value of these shares at December 31, 2012 is $1,877,000 and is accounted for as marketable securities that we have designated as trading securities in the consolidated balance sheet as of December 31, 2012.

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
We do not have any Level 2 or Level 3 financial assets or liabilities as of December 31, 2012 or 2011.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2012 and 2011, according to the valuation techniques we used to determine their fair values (dollars in thousands):

		Fair Value Measurements at Reporting Date Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonqualified deferred compensation plan investments	$780	$780	$—	$—
Nonqualified deferred compensation plan obligation	(780)	(780)	—	—
Marketable securities	1,877	1,877	—	—
Equity investment in French licensee	500	500	—	—
Total	$2,377	$2,377	$—	$—

		Fair Value Measurements at Reporting Date Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonqualified deferred compensation plan investments	$881	$881	$—	$—
Nonqualified deferred compensation plan obligation	(883)	(883)	—	—
Marketable securities	1,778	1,778	—	—
Equity investment in French licensee	354	354	—	—
Total	$2,130	$2,130	$—	$—
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
We use Level 3 inputs to measure the fair value of goodwill and intangible assets on their annual measurement dates or if a triggering event occurs on an interim basis. For the year ended December 31, 2012, we recognized a goodwill impairment relating to our SafetyNet reporting unit of $472,000. (See Note 4 for detail.) No impairments were recognized for the year ended December 31, 2011 or 2010.
The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a non-recurring basis at December 31, 2012 and December 31, 2011, according to the valuation techniques we used to determine their fair values (dollars in thousands):

		Fair Value Measurements at Reporting Date Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	496	—	—	496
Total	$2,037	$—	$—	$2,037

		Fair Value Measurements at Reporting Date Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	496	—	—	496
Total	$2,037	$—	$—	$2,037
As of December 31, 2012, investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000 and a 17.5% equity interest in our Benelux licensee, totaling $496,000. In addition, we hold a 5% equity interest in our licensee in Argentina, for which we have no carrying value in our financial statements.
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
At December 31, 2012, the carrying value of $13,820,000 of our long-term debt approximated the fair value, because our two year multicurrency revolving credit agreement, which was established on December 29, 2009 and amended on June 30, 2010 and December 29, 2010, carries a variable rate of interest which is adjusted periodically and reflects current market conditions. (Also see Note 7 below.)
7.    DEBT
Our debt consists of the following (dollars in thousands):

	December 31,
	2012	2011
Short-term debt
SCI convertible promissory note	$274	$274
Long-term debt
Canadian dollar denominated term loan	13,820	11,013
Total	$14,094	$11,287
On August 10, 2010, SCI issued a one year, 11% interest Convertible Promissory Note totaling $400,000 to its shareholders. On October 14, 2011, a new 11% Convertible Promissory Note totaling $752,000 and maturing on October 1, 2012, was issued, replacing the outstanding principal and interest under the original note. On November 5, 2012, an amendment to the new note was issued, extending the maturity date to October 1, 2013. The amendment did not alter any terms of the note other than the maturity date. The amount of the note due to noncontrolling holders of SCI, $274,000, is classified as short-term debt on our consolidated balance sheet.
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
On December 21, 2012, we entered into a letter agreement related to the Credit Agreement, by and among the Company, the Borrowers and Guarantors listed therein, the Lenders listed therein, and RBS Citizens, National Association, as Administrative Agent. The letter agreement provides that we may utilize proforma credits for certain settlement costs and legal expenses associated with our wage-and-hour class action lawsuits for purposes of calculating Consolidated EBITDA and determining compliance with certain financial covenants included in the Credit Agreement. The credits apply for the calculation periods ending December 31,

2012, March 31, 2013, June 30, 2013 and September 30, 2013, vary by period depending upon when the expenses are expected to be incurred, and are in an aggregate amount of up to $6,900,000 for settlement expenses and an aggregate amount of up to $3,000,000 for legal expenses over the calculation periods.
As of December 31, 2012, we had total outstanding borrowings of CAD $13,750,000 (USD $13,820,000) under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of December 31, 2012 was 4.054%. As of December 31, 2012, we also had three outstanding irrevocable letters of credit in the aggregate amount of $778,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends is permitted under the Credit Agreement but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the loans under the facility. At December 31, 2012, we had borrowing availability of $5,604,000. At December 31, 2012, we were in compliance with all of the financial covenants in the Credit Agreement.
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
8.    EQUITY AND STOCK COMPENSATION
Preferred Stock — As of December 31, 2012, we had 10,000,000 authorized shares of $0.01 par value preferred stock.
Common Stock — As of December 31, 2012, we had 35,000,000 authorized shares of $0.01 par value common stock and had reserved 3,854,068 shares for the future issuance and exercise of stock options.
Incentive Plan — In May 2008, our shareholders approved the 2008 Stock Incentive Plan, or the Incentive Plan, which provides for the issuance of stock options and the granting of restricted stock to our directors, executive officers, officers and other key employees. A total of 2,090,000 shares of common stock were authorized for issuance under the Incentive Plan, consisting of 2,000,000 new shares and 90,000 shares allocated from our 2003 Stock Incentive Plan, which we terminated in May 2008. On May 20, 2009 and May 17, 2012, our shareholders approved an additional 2,000,000 and 750,000 shares, respectively, of common stock for issuance under the Incentive Plan. We grant stock options at exercise prices equal to the fair market value of our common stock on the date of grant. Options issued under the Incentive Plan generally become exercisable over periods of two to five years and expire seven years from the date of the grant. At December 31, 2012, there were 1,421,278 shares available for future grant under the Incentive Plan.
The following table presents activity of all stock options for the year ended December 31, 2012:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2012	2,517,730	$6.94
Granted	590,704	3.10
Exercised	—	—
Cancelled or forfeited	(229,574)	6.62
Outstanding at December 31, 2012	2,878,860	$6.18	3.99	$9
Vested at December 31, 2012 and unvested expected to vest	2,829,810	$6.23	3.96	$8
Exercisable at December 31, 2012	1,872,590	$7.56	3.01	$—
The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $2.79 per share as of December 31, 2012.
The total intrinsic values of options exercised for the years ended December 31, 2012, 2011 and 2010 were $0, $11,000 and $1,000, respectively. Proceeds from the exercise of stock options were $0, $38,000 and $6,000 for the years ended December 31, 2012, 2011 and 2010, respectively. In 2010, the cash related to stock option exercise for that year had not been received as of

December 31, 2010 as the settlement date of the cashless exercise transaction was subsequent to December 31, 2010. Income tax deficiencies realized from the exercise of stock options and the vesting of restricted stock for the years ended December 31, 2012, 2011 and 2010 were $0, $0 and $618,000, respectively. The income tax benefit in excess of, or less than, previously recognized stock compensation expense is recognized in additional paid-in-capital to the extent of previously recognized excess tax benefits as calculated.
As of December 31, 2012, there was $1,529,000 of unrecognized compensation cost related to our stock option plans. The cost is expected to be recognized over a weighted average period of two years.
Unvested Stock — Unvested stock represents shares of common stock that are subject to the risk of forfeiture until the fulfillment of specified conditions. Our restricted stock awards generally cliff vest either on the first, second or third anniversary date of the grant.
For grants that vest based on certain specified performance criteria, the grant date fair value of the shares is recognized as compensation expense over the requisite period of performance once achievement of criteria is deemed probable. For grants that vest through only the passage of time, the grant date fair value of the award is recognized as compensation expense on a straight line basis over the vesting period. The fair value of unvested stock awards is determined based on the number of shares granted and the market value of our shares on the grant date. For the years ended December 31, 2012, 2011 and 2010, $1,424,000, $1,353,000 and $1,775,000 of compensation expense, respectively, has been recorded in operating expenses for unvested stock awards. As of December 31, 2012, there was $1,108,000, of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under our stock plans that is expected to be recognized as compensation expense in the amounts of $691,000, $355,000 and $62,000 for the years ended December 31, 2013, 2014, and 2015, respectively.
The following table presents activity of all unvested stock for the year ended December 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	741,918	$4.59
Granted	267,782	3.07
Vested	(370,460)	4.76
Forfeited/cancelled	(30,337)	5.88
Unvested at December 31, 2012	608,903	$3.75

The following table presents the total amount of stock-based compensation expense included in our consolidated statement of operations for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of goods sold	$166	$248	$346
Product development	33	35	5
Sales and marketing	354	411	435
General and administrative	1,888	1,742	2,255
Stock-based compensation expense	2,441	2,436	3,041
Income tax benefits(1)	(863)	(862)	(1,107)
Total stock-based compensation expense, net	$1,578	$1,574	$1,934

(1)
Income tax benefits for 2012, 2011 and for the last nine months of 2010 were not recognized as we maintain a full valuation allowance against our U.S. net deferred tax assets, which was established in the second quarter of 2010.

The fair value of options at date of grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of an option pricing model requires us to make certain assumptions with respect to selected model inputs. Expected stock price volatility was calculated based on the historical volatility of our common stock over the expected life of the option. The average expected life was based on the contractual term of the option and expected employee exercise behavior. The risk-free interest rate is based on United States Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.

The weighted-average assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2012, 2011 and 2010, were as follows:

	Year Ended December 31,
	2012	2011	2010
Range of risk-free interest rates	0.80%-1.52%	1.42%-2.96%	1.97%-3.25%
Expected life (in years)	7	7	7
Expected volatility	55.71%	54.65%	56.73%
Dividend yield	—%	—%	—%
Weighted average grant date fair value	$3.10	$4.74	$4.21

Stock Repurchase Plans — On February 28, 2006, our Board of Directors authorized our stock repurchase plan, or the Repurchase Plan. The Repurchase Plan authorized us to purchase up to 2,000,000 shares of our outstanding common stock on or before February 25, 2008. From the date of the adoption of the Repurchase Plan through December 18, 2006, we repurchased 1,244,566 shares. On December 19, 2006, the Board of Directors increased the remaining authorization to 2,000,000 shares. On February 15, 2008, our Board of Directors approved an increase of 1,000,000 shares to be repurchased under the Repurchase Plan, pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and additionally renewed the remaining management discretionary authority to repurchase 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares as of February 15, 2008. In November 2011 we resumed our repurchase activity under the Repurchase Plan. From October 1, 2012 through December 31, 2012, we repurchased 41,126 shares under the Repurchase Plan at an average price of $2.64 per share. During 2012, we repurchased a total of 72,458 shares under the Repurchase Plan at an average price of $2.82 per share. At December 31, 2012, 1,240,487 shares remained available for repurchase under our Repurchase Plan.
All other share repurchases in 2012, 2011 and 2010 were shares acquired from our employees or directors in accordance with our Incentive Plan as a result of share withholdings to pay income tax related to the lapse of restrictions on restricted stock and thus did not impact the shares available for repurchase under the Repurchase Plan.
9.    INCOME TAXES
The components of income (loss) before provision for income taxes and net income (loss) attributable to the noncontrolling interest are as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$(4,075)	$(2,765)	$(5,525)
Foreign	(3,741)	6,719	4,317
	$(7,816)	$3,954	$(1,208)
The provision for income taxes consists of the following (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$139	$932	$(582)
State	74	(19)	781
Foreign	89	1,866	2,061
Total	302	2,779	2,260
Deferred:
Federal	—	—	11,802
State	—	—	3,117
Foreign	170	(213)	249
Total	170	(213)	15,168
Provision for income taxes	$472	$2,566	$17,428

A reconciliation of statutory federal income tax benefit at a 35% tax rate to recorded income tax expense is as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Statutory federal income tax (benefit) expense	$(2,735)	$1,384	$(423)
State taxes, net of federal benefit	49	(44)	13
Valuation Allowances	709	3,162	19,981
Foreign income inclusion, net of foreign tax credits	1,678	—	—
Prior year adjustments	(32)	(694)	460
Foreign rate differential	(46)	(2,480)	(2,659)
Uncertain tax positions accrual	166	954	41
Incentive stock options	79	79	71
Meals and entertainment	138	112	115
Other, net	466	93	(171)
Recorded income tax expense	$472	$2,566	$17,428
The tax effects of the items comprising our deferred tax assets and liabilities are as follows (dollars in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Accruals not currently deductible	$7,781	$4,917
Revenue recognized for tax purposes	4,479	6,549
Investments in available-for-sale and trading securities	1,054	1,150
Net operating losses and other carryforwards	22,140	21,656
Other	237	274
Total gross deferred tax assets	35,691	34,546
Valuation allowances	(32,996)	(32,287)
Net deferred tax assets	2,695	2,259
Deferred tax liabilities:
Depreciable assets	(2,442)	(1,638)
Software development costs	—	(178)
Other	(108)	(128)
Total deferred tax liabilities	(2,550)	(1,944)
Total	$145	$315
As of December 31, 2012, in the United States we had federal net operating loss carryforwards of $8,963,000 related to the LoJack Corporation consolidated tax group which begin to expire in 2031 and $8,817,000 of net operating loss carryforwards associated with our investment in SCI which began to expire in 2025. We had state net operating loss carryforwards which could result in a net benefit of approximately $881,000, which will expire at various dates through 2029. We also had domestic research and development tax credit carryforwards of $827,000, which will expire beginning in 2029, and United States foreign tax credit carryforwards of $2,426,000, which will expire beginning in 2019.
At December 31, 2012, we had foreign net operating loss carryforwards of approximately $37,044,000 primarily related to our operations in Italy and Canada. Our net operating loss carryforwards in Italy have indefinite lives. The net operating loss carryforwards of our remaining subsidiaries begin to expire in 2014.
At December 31, 2012, we maintain a full valuation allowance against our worldwide deferred tax assets net of deferred tax liabilities, with the exception of Ireland, which has deferred tax assets of $145,000. The valuation allowance increased by approximately $709,000, $3,162,000 and $20,988,000 during the years ended December 31, 2012, 2011 and 2010, respectively. The increase in the valuation allowance in 2012 is primarily due to the effect of reserving the tax benefit of losses generated in foreign jurisdictions, partially offset by a decrease in the valuation allowance due to the utilization of certain tax attributes to offset current year domestic taxable income. The increase in the valuation allowance in 2011 was primarily due to the effect of reserving the tax benefit of losses generated in the U.S. and several significant foreign jurisdictions The 2010 increase in valuation allowance primarily resulted from the establishment of a complete valuation allowance against our net U.S. deferred tax assets as a result of declines in our U.S. profitability and the uncertainty as to the extent and timing of U.S. profitability in future periods. If sufficient evidence of our ability to generate future taxable income in the jurisdictions in which we currently maintain a valuation allowance causes us to determine that our deferred tax assets are more likely than not realizable, we would release our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statement of operations.
We recorded a $472,000 provision for income taxes for 2012. This amount is comprised of the provision for income taxes for our Irish subsidiary, accrued interest on uncertain tax and miscellaneous state tax provisions. We recorded a $2,566,000 provision for income taxes for 2011. This amount is primarily comprised of the provision for income taxes for our Irish and Brazilian subsidiaries. Also included in our 2011 provision for income taxes is an accrual (including accrued interest) of approximately $781,000 related to a change in estimate of unrecognized tax benefits resulting from the ongoing IRS examination of our 2009 tax return. We recorded a $17,428,000 provision for income taxes for 2010, which includes the establishment of a valuation allowance for our US net deferred tax assets of $15,100,000 and the establishment of a valuation allowance for deferred tax assets in a Canadian subsidiary of $282,000. The effective income tax rate for 2012 was lower than our federal statutory rate primarily because no tax domestic tax provision was recorded due to the release of the valuation allowance against attributes which could be utilized to fully offset out domestic taxable income. In addition, no benefit was recorded for foreign net operating losses due to the full valuation allowance that is maintained against these deferred tax assets.
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2012, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $25,351,000 of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries because such earnings are considered to be indefinitely reinvested in the business. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
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
As of December 31, 2012, we had $18,629,000 of gross unrecognized tax benefits (excluding accrued interest), of which approximately $15,304,000, if recognized, would not affect the Company’s tax rate and would result in an increase in capital loss and net operating loss carryforwards which would be subject to a full valuation allowance. The liability amounts (excluding accrued interest) related to the unrecognized tax benefits recorded at December 31, 2012 and 2011 were $3,325,000 and $4,053,000, respectively. During 2012 the company made a payment (inclusive of accrued interest) of $764,000 in tentative settlement of our 2009 IRS exam. While the Company expects that the IRS exam will be settled within the next twelve months, we cannot at this time predict the final outcome of the audit nor estimate the possible loss or range of loss we could incur.
The total amount of unrecognized tax benefits was as follows (dollars in thousands):

Balance at December 31, 2009	$19,098
Additions based on tax positions taken in prior years	1,191
Adjustment due to change in estimate from prior years	(1,698)
Balance at December 31, 2010	$18,591
Additions based on tax positions taken in prior years	764
Balance at December 31, 2011	$19,355
Decrease due to settlements with tax authorities	(726)
Balance at December 31, 2012	$18,629
We recognize interest and penalties related to income tax matters within income tax expense. At December 31, 2012, 2011 and 2010, we had accrued interest related to our uncertain tax positions of $643,000, $510,000 and $260,000, respectively.
We are subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters for years through 2006. All material foreign income tax matters through 2008 have been substantially concluded as well.
10.    COMMITMENTS AND CONTINGENT LIABILITIES
Lease Commitments — We lease various facilities, equipment and vehicles under operating leases whose terms expire from 2013 to 2022. Certain facility and equipment leases contain renewal options ranging from one to five years. Certain of our facility and equipment leases contain escalation clauses. For facility leases, we record the total expense of the lease on a straight-line basis over the estimated term of lease.

Minimum annual lease payments under operating leases as of December 31, 2012 are as follows (dollars in thousands):

2013	$4,736
2014	3,556
2015	2,749
2016	2,031
2017	1,640
Thereafter	3,255
Total	$17,967
Rental expense under operating leases aggregated approximately $5,088,000, $5,812,000 and $5,928,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
Purchase Commitments and Milestone Payments — As of December 31, 2012, we had outstanding commitments to our suppliers for items including certain inventory material, system components, testing services and tooling equipment totaling approximately $2,055,000.
Loan Guarantees — We guarantee the amortized value of LoJack Units purchased by customers via auto loans underwritten by a certain financing company. Under this agreement, we will reimburse participating dealers the unamortized cost of a financed LoJack Unit upon a borrower’s default within the initial eighteen months of the auto loan. This agreement terminated effective December 31, 2012 but is automatically renewed for subsequent one year terms until either of the parties provides a notification of intent to terminate the agreement. As neither party provided a notice of intent to terminate, the agreement was automatically renewed for the year ended December 31, 2013.
Payment to the participating dealers is remitted by us under this agreement on a claim-by-claim basis. Based on the unamortized cost of units sold, our maximum potential amount of future payments under this agreement, assuming the default of all participants, is $5,941,000 as of December 31, 2012. Our expected obligation is accrued based on sales to the participating dealers and industry default statistics. As of December 31, 2012, we had accrued $162,000 under this guarantee. Accruals for loan guarantees are recorded as a reduction of revenue in the consolidated statement of operations.
Contingencies — From time to time, we are engaged in certain legal matters arising in the ordinary course of business and in certain matters more fully described below. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
Brazilian Licensee Litigation
On September 27, 2011, LoJack Ireland received a demand for arbitration with the International Centre for Dispute Resolution of the American Arbitration Association, or ICDR, filed by Tracker do Brasil LTDA, which licenses the LoJack technology in Brazil. The demand for arbitration was made by the licensee following the stipulation by the parties to the entry of an order in Norfolk Superior Court in Massachusetts that the licensee's dispute be re-filed for arbitration with the ICDR, or the Arbitration Order. The filing alleges interference with contractual relations, fraud/intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimant seeks, among other things, $55,000,000 in actual damages, treble damages, and attorneys' fees, and also declaratory and injunctive relief.
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
California Class Action Litigations
Employee Claims

On April 5, 2006, Mike Rutti vs. LoJack Corporation, Inc. was filed in the United States District Court for the Central District of California, or the District Court, by a former employee alleging violations of the Fair Labor Standards Act, or the FLSA, the California Labor Code, and the California Business & Professions Code, and seeking class action status, or the Federal Court Case. In September 2007, our motion for summary judgment was granted and the District Court dismissed all of the plaintiff’s federal law claims. The plaintiff appealed the grant of summary judgment to the United States Court of Appeals for the Ninth Circuit, or the Ninth Circuit, and, in August 2009, the Ninth Circuit affirmed the District Court’s grant of summary judgment on all claims except as to the claim for compensation for the required postliminary data transmission, or the Data Transmission Claim, for which the dismissal was reversed. The plaintiff filed a petition for rehearing and, on March 2, 2010, the Ninth Circuit amended its decision to affirm the District Court’s grant of summary judgment on all claims except as to (a) the Data Transmission Claim and (b) the claim for compensation for commuting under state law, or the Commuting Claim. The plaintiff later sought to pursue the Commuting Claim in the State Court Case defined and referenced below. The plaintiff moved for conditional certification of the Data Transmission Claim under the FLSA and, on January 14, 2011, the District Court granted the plaintiff’s motion. On October 7, 2011, the parties filed a joint stipulation with the District Court stating that they had reached a settlement of the Data Transmission Claim. On November 7, 2011, the parties filed a joint motion for approval of the settlement as required by the FLSA. Pursuant to the terms of the settlement, the Federal Court Case would be dismissed, the plaintiffs would release the Company of the claims asserted in the Federal Court Case and all other wage-and-hour claims (except, in the case of two plaintiffs, the claims asserted in the State Court Case) and the Company would pay to the plaintiffs an aggregate amount of approximately $115,000 and pay to their attorneys an amount for attorneys’ fees and costs to be determined by the District Court upon motion but not to exceed $1,100,000. During the year ended December 31, 2011, we recorded an accrual in the amount of $1,250,000 with respect to the terms of the Federal Court Case settlement, none of which remained accrued at December 31, 2012. Nothing in the settlement would constitute an admission of any wrongdoing, liability or violation of law by the Company. Rather, the Company has agreed to the settlement to resolve the Federal Court Case, thereby eliminating the uncertainties and expense of further protracted litigation. On November 28, 2011, the District Court approved the settlement with the plaintiff and dismissed the Federal Court Case with prejudice. Plaintiffs then submitted an application for attorneys' fees and costs, to which the Company filed several objections. On August 1, 2012, the District Court awarded plaintiffs' counsel $901,000 in attorneys' fees and costs for the Federal Court Case. On August 29, 2012, the Company noticed an appeal from the District Court's judgment.
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
On October 18, 2012, the Company entered into a settlement agreement, or the Settlement Agreement, with the named plaintiffs in these wage-and-hour class and collective action lawsuits. Under the terms of the Settlement Agreement, the Company has agreed to pay up to $8,100,000, including plaintiffs' attorneys' fees and costs, to resolve all remaining claims related to the State Court Case. The Company previously disclosed that it estimated the range of possible loss with respect to the State Court Case to be between $970,000 and $30,000,000. The Settlement Agreement involves no admission of wrongdoing, liability or violation of the law by the Company. In addition, the Settlement Agreement bars the named plaintiffs in the State Court Case from pursuing further claims against the Company. Finally, the Company has agreed to waive its pending Federal District Court appeal as part of the Settlement Agreement and to pay the $901,000 awarded by the federal court. The $901,000 in attorneys' fees awarded is not included in the total settlement amount of $8,100,000, and was paid during the fourth quarter of 2012.
The Settlement Agreement is subject to both preliminary and final approval by the Superior Court. The Superior Court granted preliminary approval on December 3, 2012. Notice of the settlement was distributed to California class members in January 2013. Among other things, the notice will inform class members of their opportunity to decide whether to participate in the settlement. The Company could pay less than $8,100,000 in settlement of the State Court Case depending on the level of participation by class members in the settlement. Following the notice period, the parties may move for final approval of the settlement.

During the year ended December 31, 2012, we recorded an additional accrual in the amount of $6,930,000 with respect to our expected obligations under the Settlement Agreement, bringing the total amount accrued for the State Court Case as of December 31, 2012 to $8,100,000.
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
ICMS Tax Assessment
On November 11, 2011, our subsidiary, LoJack do Brasil LTDA, or LoJack do Brasil, received notification of an inspection by the tax authorities of the state of Sao Paulo, Brazil regarding the payment of ICMS (State Value Added Tax, or VAT) tax. The notification concerns imports which were carried out by trading companies on behalf of LoJack do Brasil and which occurred during the time period from January 1, 2007 through December 31, 2009. In May 2012, the state tax authority issued an assessment against LoJack do Brasil in the amount of BRL R$17,371,487 (USD $8,500,850), including penalties and interest that are generally imposed on similar types of tax assessments in Brazil. The assessment arises from a long running dispute between the Brazilian states of Espirito Santo and Sao Paulo regarding to which state companies like LoJack do Brasil should pay ICMS tax on imports. LoJack do Brasil filed an administrative defense with the Sao Paulo state tax authority arguing, among other things, that it should not be required to pay ICMS tax to the state of Sao Paulo, contending that the trading companies were the effective importers of record, that the imported products were physically received in the state of Espirito Santo before they were sent to the state of Sao Paulo, and that all required ICMS taxes were paid to the state of Espirito Santo.
The Company believes that it has substantial legal and factual defenses and plans to defend its interests vigorously. While we believe a loss is not probable, as of the date hereof, we estimate that the range of possible loss related to this assessment is from $0 to $1,000,000.

11.    EMPLOYEE BENEFIT PLANS
We have a profit sharing plan with a Section 401(k) feature to provide retirement benefits covering substantially all of our full-time domestic employees. Under the provisions of the plan, employees are eligible to contribute a portion of their compensation within certain limitations as established by the plan and the Internal Revenue Code. On March 26, 2009, our Board of Directors amended the Company’s 401(k) Plan to make the Company’s match of employee contributions discretionary on the part of the Company. Our Board of Directors elected to match 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of the participants’ compensation, for the years ended December 31, 2012, 2011 and 2010, subject to certain limitations. Company contributions become fully vested after five years of continuous service. Company contributions related to the plan were approximately $1,517,000, $1,377,000 and $1,022,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
We also maintain a nonqualified deferred compensation plan for the benefit of our key employees. The plan allows for eligible employees to defer a percentage of their total cash compensation. The plan also provides for the Company to make matching contributions of 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of their total cash compensation, however in March 2009 the Board of Directors voted to suspend the matching contributions. Company contributions become fully vested three years after contribution. We may also make discretionary contributions to the deferred compensation plan. No matching contributions were made to the nonqualified deferred compensation plan during the years ended December 31, 2012, 2011 or 2010.
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
Our International segment sells products, licenses or owns and operates LoJack proprietary vehicle recovery technology in 30 countries and territories throughout Europe, Africa and Latin and South America and our wholly owned subsidiary in Italy, LoJack Italia, SRL, or LoJack Italia.
In 2008, we acquired the assets of Locator Systems (now known as SafetyNet) and SCI, providers of technology for the tracking and rescue or recovery of people at risk of wandering and valuable cargo and business information, respectively. The financial statement impact of these businesses is included in the All Other segment below.

The following table presents information about our operating segments for 2012, 2011 and 2010 (dollars in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods that we consider to be reasonable.

	North America Segment	International Segment	All Other	Consolidated
Year Ended December 31, 2012
Revenue	$98,565	$29,842	$4,121	$132,528
Depreciation and amortization	4,177	373	161	4,711
Impairment of goodwill	—	—	472	472
Operating (loss) income	(9,190)	3,175	(1,604)	(7,619)
Capital expenditures	2,691	161	97	2,949
Segment assets	61,955	36,756	3,217	101,928
Deferred revenue	22,834	3,503	332	26,669
Year Ended December 31, 2011
Revenue	$95,837	$41,886	$3,098	$140,821
Depreciation and amortization	5,718	423	285	6,426
Operating (loss) income	(7,187)	11,292	(1,540)	2,565
Capital expenditures	4,395	283	31	4,709
Segment assets	60,703	50,080	3,500	114,283
Deferred revenue	34,829	3,168	440	38,437
Year Ended December 31, 2010
Revenue	$96,228	$46,900	$3,507	$146,635
Depreciation and amortization	6,729	422	430	7,581
Operating (loss) income	(11,672)	13,541	(2,254)	(385)
Capital expenditures	3,054	147	50	3,251
Segment assets	71,504	47,150	3,657	122,311
Deferred revenue	47,698	2,668	292	50,658

The following table presents information about our geographic revenue, based on the location of our customers, for 2012, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$93,353	$87,877	$87,018
Africa	12,056	12,655	12,443
Latin American and Caribbean countries	9,744	22,545	28,684
Canada	9,333	11,058	12,717
Europe	8,042	6,686	5,773
Total	$132,528	$140,821	$146,635

The following table presents information about our revenue, by product and service lines, for 2012, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Products (1)	$79,737	$87,894	$96,410
Early Warning Products (1) (2)	28,795	28,547	27,284
Warranties (1)	13,302	11,356	9,731
Services	10,694	13,024	13,210
Total	$132,528	$140,821	$146,635

(1)
We have reallocated approximately $2,475,000 of revenue in 2011 and $1,810,000 of revenue in 2010 between the components of revenue by product and service lines from what was previously reported in error in the fiscal year 2011 consolidated financial statements. The adjustment to the disclosure has no effect on the consolidated financial statements.

(2)
Prior to our adoption of ASC 605 as of January 1, 2011, the Early Warning Unit and ongoing notification service were considered to be one unit of accounting. In 2012 and 2011 the above includes service revenue related to the delivery of the Early Warning ongoing notification service of $1,341,000 and $458,000, respectively.

The following table presents information about our long-lived assets as of December 31, 2012, 2011 and 2010 (dollars in thousands):

	December 31,
	2012	2011	2010
United States	$9,874	$11,276	$12,417
Canada	951	1,100	1,461
Europe and other	861	1,050	1,236
Total	$11,686	$13,426	$15,114
13.    UNAUDITED QUARTERLY RESULTS
Our unaudited quarterly results are summarized below (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2012
Revenue	$34,302	$31,663	$32,739	$33,824
Gross profit	18,663	16,503	18,149	17,855
Net income(loss)	(295)	(2,229)	(7,259)	1,495
Net income (loss) attributable to LoJack Corporation	(308)	(2,225)	(7,312)	1,462
Basic earnings (loss) per share attributable to LoJack Corporation	$(0.02)	$(0.13)	$(0.42)	$0.08
Diluted earnings (loss) per share attributable to LoJack Corporation	$(0.02)	$(0.13)	$(0.42)	$0.08
Year Ended December 31, 2011
Revenue	$30,339	$33,521	$34,492	$42,469
Gross profit	15,040	17,109	17,775	22,965
Net income(loss)	(1,632)	200	(1,790)	4,610
Net income (loss) attributable to LoJack Corporation	(1,606)	221	(1,783)	4,597
Basic earnings (loss) per share attributable to LoJack Corporation	$(0.09)	$0.01	$(0.10)	$0.26
Diluted earnings (loss) per share attributable to LoJack Corporation	$(0.09)	$0.01	$(0.10)	$0.26

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A —	CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2012.
Our internal control over financial reporting was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on page 48.

ITEM 9B —	OTHER INFORMATION
None.

PART III

ITEM 10 —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Ethics
Our Amended and Restated Code of Business Conduct and Ethics, or the Code of Business Conduct and Ethics, applies to our directors, officers and employees. The Code of Business Conduct and Ethics is posted on our website, www.lojack.com, under the heading “ABOUT LOJACK”, then under the heading “Investor Relations – Corporate Governance”. Any waiver for directors or executive officers from a provision of the Code of Business Conduct and Ethics must be approved by our Board of Directors and shall be disclosed on a Form 8-K within four business days. Additionally, we intend to satisfy our disclosure requirement regarding any amendment to the Code of Business Conduct and Ethics by posting such information on our website within four business days.
Our website address is included in this Annual Report on Form 10-K as a textual reference only and the information in our website is not incorporated by reference into this Annual Report on Form 10-K.
See Item 1, Business — Executive Officers of the Registrant.
The remainder of the information required by this Item 10 is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 23, 2013, or our definitive Proxy Statement, under the headings “Proposal No. 1 — Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11 —	EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the information appearing in our definitive Proxy Statement under the headings “Executive Compensation” and “Compensation of Directors” and “Corporate Governance.”

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference to the information appearing in our definitive Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management Shareholders."
The following table provides a summary, as of December 31, 2012, of shares of Common Stock reserved for issuance pursuant to all of the Company’s current equity compensation plans (the 2003 Plan and the 2008 Plan):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,878,860	$6.18	1,421,278
Equity compensation plans not approved by security holders	—	—	—
Total	2,878,860	$6.18	1,421,278

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The following documents are filed as part of this annual report:
The financial statements and report of the independent registered public accounting firm required by this Item are included in Part II, Item 8.
(b) Exhibits

3A.	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 17, 2011, File No. 001-08439).
3B.	Restated Articles of Organization, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 13, 2004, File No. 001-08439).
4A.	Amended Specimen Share Certificate (incorporated by reference to Exhibit 4A to File No. 2-98609).
10A.++
LoJack Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10ss to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 26, 2004, File No. 001-08439 (the “2003 Form 10-K”)).

10B.++
Amendment No. 5 to the LoJack Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 5, 2007, File No. 001-08439).

10C.++	Form of LoJack Corporation 2003 Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10tt to the 2003 Form 10-K).
10D.++
Forms of Change of Control Agreements (incorporated by reference to Exhibit 10H to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 13, 2012, File No. 001-08439).

10E.++*	Form of Addendum to Change of Control Agreement.
10F.++
Retirement and Noncompetition Agreement by and between Joseph F. Abely and LoJack Corporation, dated November 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 21, 2006, File No. 001-08439).

10G.++
LoJack Corporation Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on February 20, 2008, File No. 001-08439).

10H.++
2009 Amendment to the LoJack Corporation Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 31, 2009, File No. 001-08439).

10I.++
2010 Amendment to the LoJack Corporation Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 17, 2010, File No. 001-08439).

10J.++
2012 Amendment to the LoJack Corporation Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10B to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2012, File No. 001-08439).

10K.
Agreement for the Manufacturing & Supply of VLU 5 Products, by and between Plextek Limited, LoJack Equipment Ireland Limited, and LoJack Operating Company LP, effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2008, File No. 001-08439 (portions of this exhibit have been omitted pursuant to a grant of confidential treatment)).

10L.++
LoJack Corporation 2008 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit A of the Company's definitive proxy statement filed with the SEC on April 5, 2012, File No. 001-08439).

10M.++
Form of LoJack Corporation 2008 Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on May 22, 2008, File No. 001-08439).

10N.++
Form of LoJack Corporation 2008 Stock Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on May 22, 2008, File No. 001-08439).

10O.++
Form of LoJack Corporation 2008 Stock Incentive Plan Restricted Stock Agreement (Incentive Stock) (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on May 22, 2008, File No. 001-08439).

10P.++	Summary of LoJack Corporation Director Compensation (incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on May 27, 2009, File No. 001-08439).
10Q.++	LoJack Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on February 17, 2010, File No. 001-08439).
10R.
Multicurrency Revolving Credit Agreement, dated as of December 29, 2009, by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 5, 2010, File No. 001-08439).

10S.
First Amendment to Credit Agreement, dated as of June 30, 2010, by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 1, 2010, File No. 001-08439).

10T.
Second Amendment to Credit Agreement, dated as of December 29, 2010, by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 4, 2011, File No. 001-08439).

10U.*	Letter Agreement related to Credit Agreement, dated December 21, 2012, by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A.
10V.
Pledge Agreement, dated September 22, 2009, between LoJack Corporation and certain affiliates and RBS Citizens, National Association (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on September 23, 2009, File No. 001-08439).

10W.
Agreement for Manufacture between LoJack Corporation and LoJack Equipment Ireland Limited and Celestica Corporation, effective November 25, 2010 (incorporated by reference to Exhibit 10CC to the Amendment to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on June 28, 2011, File No. 001-08439 (portions of this exhibit have been omitted pursuant to a request for confidential treatment)).

10X.++
Separation Agreement between LoJack Corporation and Paul J. Weichselbaum, effective as of September 16, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on November 9, 2011, File No. 001-08439).

10Y.
Summary of Retirement Arrangements for Richard T. Riley (incorporated by reference to the section titled “Retirement Arrangements” in the Company's definitive proxy statement filed with the SEC on April 5, 2012, File No. 001-08439).

10Z.*	Settlement Agreement, dated October 18, 2012, by and among Mike Rutti, Gerson Anaya, Christian Furtado, and James Hamilton (plaintiffs), Righetti Glugoski, P.C. and LoJack Corporation.
21.*	Subsidiaries of the Registrant.
23.*	Consent of KPMG LLP.
31.1.*	Rule 13a-14(a)/15(d) — 14(a) Certification.
31.2.*	Rule 13a-14(a)/15(d) — 14(a) Certification.
32.**	Certification Pursuant to 18 U.S.C Section 1350.
101.**
The following materials from this Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

LOJACK CORPORATION (Registrant)

By:	/s/ RANDY L. ORTIZ	Date:	March 15, 2013
Randy L. Ortiz President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ RORY J. COWAN	Chairman of the Board	March 15, 2013
Rory J. Cowan

/s/ RANDY L. ORTIZ	President and Chief Executive	March 15, 2013
Randy L. Ortiz	Officer (principal executive officer)

/s/ DONALD R. PECK	Executive Vice President and Chief	March 15, 2013
Donald R. Peck	Financial Officer (principal financial officer)

/s/ CASEY DELANEY	Vice President and Controller	March 15, 2013
Casey Delaney	(principal accounting officer)

/s/ GARY E. DILTS	Director	March 15, 2013
Gary E. Dilts

/s/ MARCIA J. HOOPER	Director	March 15, 2013
Marcia J. Hooper

/s/ JOHN H. MACKINNON	Director	March 15, 2013
John H. MacKinnon

/s/ ROBERT J. MURRAY	Director	March 15, 2013
Robert J. Murray

/s/ ROBERT L. REWEY	Director	March 15, 2013
Robert L. Rewey

/s/ RICHARD T. RILEY	Director	March 15, 2013
Richard T. Riley

/s/ DAVID J. SHEA	Director	March 15, 2013
David J. Shea