Form 10-Q
period 2013-03-31
LOJACK CORP
filed 2013-05-09
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 3, 2013, there were 18,271,522 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
Item 1.        Financial Statements
LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,993	$48,592
Restricted cash	118	225
Marketable securities at fair value	1,959	1,877
Accounts Receivable, net of allowances of $2,640 and $2,590, respectively	18,823	20,037
Inventories	7,887	7,123
Prepaid and other expenses	3,035	2,917
Prepaid and receivable income taxes	1,493	1,319
Deferred income taxes	776	586
Total current assets	80,084	82,676
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $48,136 and $49,250, respectively	11,322	11,686
DEFERRED INCOME TAXES	150	145
INTANGIBLE ASSETS—NET	98	100
GOODWILL	1,245	1,245
OTHER ASSETS—NET	5,797	6,076
TOTAL ASSETS	$98,696	$101,928
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term debt	$274	$274
Accounts payable	5,893	5,979
Accrued and other liabilities	17,466	15,827
Current portion of deferred revenue	12,499	13,274
Accrued compensation	3,883	3,290
Total current liabilities	40,015	38,644
LONG TERM DEBT	14,321	13,820
DEFERRED REVENUE	12,659	13,395
DEFERRED INCOME TAXES	776	586
OTHER ACCRUED LIABILITIES	3,996	3,994
ACCRUED COMPENSATION	1,564	1,243
Total liabilities	73,331	71,682
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)	—	—
EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding 18,271,522 at March 31, 2013 and 18,187,703 at December 31, 2012	182	182
Additional paid-in capital	23,655	23,261
Accumulated other comprehensive income	6,552	6,191
Retained earnings (accumulated deficit)	(4,938)	737
Total LoJack Corporation equity	25,451	30,371
Noncontrolling interest in subsidiary	(86)	(125)
Total equity	25,365	30,246
TOTAL LIABILITIES AND EQUITY	$98,696	$101,928
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Revenue	$31,220	$34,302
Cost of goods sold	14,748	15,639
Gross profit	16,472	18,663
Costs and expenses:
Product development	1,442	1,514
Sales and marketing	8,278	6,969
General and administrative	11,321	9,685
Depreciation and amortization	1,065	1,140
Total	22,106	19,308
Operating loss	(5,634)	(645)
Other income (expense):
Interest income	21	38
Interest expense	(198)	(170)
Other, net	101	739
Total	(76)	607
Loss before (benefit) provision for income taxes	(5,710)	(38)
(Benefit) provision for income taxes	(74)	257
Net loss	(5,636)	(295)
Less: Net income attributable to the noncontrolling interest	39	13
Net loss attributable to LoJack Corporation	$(5,675)	$(308)
Net loss per share attributable to LoJack Corporation:
Basic	$(0.32)	$(0.02)
Diluted	$(0.32)	$(0.02)
Weighted average shares:
Basic	17,591,344	17,388,528
Diluted	17,591,344	17,388,528

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2013	2012
	(unaudited)

Net loss	$(5,636)	$(295)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	360	(259)
Unrealized gains on marketable securities	1	137
Total comprehensive loss	(5,275)	(417)
Less: Comprehensive income attributable to noncontrolling interest	39	13
Comprehensive loss attributable to LoJack Corporation	$(5,314)	$(430)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,636)	$(295)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	422	872
Depreciation and amortization	1,129	1,197
Non cash revenue from warrants	(137)	(137)
Allowance for doubtful accounts	224	303
Deferred income taxes	(5)	(3)
Gain on disposal of property and equipment	(71)	(6)
Gain on marketable securities	—	(514)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	954	1,660
Inventories	(788)	(2,654)
Prepaid and other expenses	(272)	(307)
Prepaid and receivable income taxes	(174)	31
Other assets	32	64
Accounts payable	(75)	(400)
Accrued and other liabilities	2,568	(670)
Deferred revenue, net of deferred cost of goods sold	(999)	(4,866)
Net cash used in operating activities	(2,828)	(5,725)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(846)	(351)
Proceeds from the sale of fixed assets	112	7
Restricted cash	107	—
Net cash used in investing activities	(627)	(344)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	787	703
Payment of tax withholding obligations related to stock compensation	(27)	(76)
Repurchase of common stock	—	—
Net cash provided by financing activities	760	627
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	96	89
DECREASE IN CASH AND CASH EQUIVALENTS	(2,599)	(5,353)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,592	49,645
CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,993	$44,292
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by LoJack Corporation and its subsidiaries, or LoJack, we, our, or the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. The unaudited condensed consolidated financial statements include the accounts of LoJack, our wholly-owned subsidiaries, and SC-Integrity, or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly our financial position as of March 31, 2013, our results of operations and comprehensive income (loss) for the three months ended March 31, 2013 and 2012, and our cash flows for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.
These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, which includes consolidated financial statements and notes thereto for the year ended December 31, 2012.
Recently Adopted Accounting Guidance
In July 2012, the Financial Accounting Standard Board, or FASB, issued ASU 2012-02, Intangibles — Goodwill and Other. ASU 2012-02 is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test described in Accounting Standards Codification 350. In accordance with ASU 2012-02, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. ASU 2012-02 will become effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We early adopted ASU 2012-02 during the third quarter of 2012, and the standard did not have a significant impact on our consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU 2013-02. ASU 2013-02 requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance was effective for reporting periods beginning after December 15, 2012. We early adopted ASU 2012-02 during the first quarter of 2013, and the standard did not have a significant impact on our consolidated financial statements or financial statement disclosures.
Accounting Guidance Issued But Not Yet Adopted
In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters: Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, or ASU 2013-05. ASU 2013-05 provides updated guidance to clarify a parent company's accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. ASU 2013-05 is not expected to have a material impact on the Company's consolidated financial statements or financial statement disclosures.
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
A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
Weighted average shares for basic	17,591,344	17,388,528
Dilutive effect of stock options and unvested restricted stock	—	—
Weighted average shares for diluted	17,591,344	17,388,528
Because of the net losses reported for the three months ended March 31, 2013 and 2012, all shares of stock issuable pursuant to stock options and unvested stock have not been considered for dilution as their effect would be antidilutive. For the three months ended March 31, 2013, 2,807,899 stock options and 648,227 shares of restricted stock were excluded from the computation of diluted net loss per share because the effect of including such shares would be antidilutive. For the three months ended March 31, 2012, 2,442,986 stock options and 628,043 shares of unvested restricted stock were excluded from the computation of diluted net loss per share. Performance shares totaling 91,615 and 19,132 were excluded from the computation of earnings per share for the three months ended March 31, 2013 and 2012, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.
3. Inventories
Inventories are classified as follows (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$97	$132
Work in process	194	141
Finished goods, net	7,596	6,850
Total inventories	$7,887	$7,123
4. Stock Compensation
Stock Options
The following table presents activity of all stock options for the three months ended March 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	2,878,860	$6.18
Granted	42,444	3.17
Exercised	—	—
Canceled, expired or forfeited	(113,405)	10.13
Outstanding at March 31, 2013	2,807,899	5.98	3.94	$9
Vested at March 31, 2013 and unvested expected to vest	2,767,762	6.02	3.91	$37
Exercisable at March 31, 2013	1,873,564	7.26	3.00	$0
The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $3.12 per share as of March 31, 2013.
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

The following table presents activity of all unvested restricted stock for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2013	608,903	$3.75
Granted	112,325	3.08
Vested	(53,369)	4.46
Forfeited and cancelled	(19,632)	4.86
Unvested at March 31, 2013	648,227	$3.55
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

The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a recurring basis at March 31, 2013 and December 31, 2012, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$821	$821	$—	$—
Nonqualified deferred compensation plan obligation	(821)	(821)	—	—
Marketable securities	1,959	1,959	—	—
Equity investment in French licensee	434	434	—	—
Total	2,393	2,393	—	—

		Fair Value Measurements at Reporting Date Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$780	$780	$—	$—
Nonqualified deferred compensation plan obligation	(780)	(780)	—	—
Marketable securities	1,877	1,877	—	—
Equity investment in French licensee	500	500	—	—
Total	2,377	2,377	—	—
Our Nonqualified Deferred Compensation Plan investments consist of mutual fund shares that are publicly traded and for which market prices are readily available. Gains and losses related to such investments are recorded in other income (expense) in the statement of operations. For the three month periods ended March 31, 2013 and March 31, 2012, we recorded gains related to our investments of $40,000 and $69,000, respectively.
Our marketable securities as of March 31, 2013 and December 31, 2012 consisted of 366,500 common shares of Absolute Software Inc., or Absolute, a Vancouver, British Columbia, Canada based computer security company. As of January 1, 2013, these securities have been reclassified from trading to available for sale securities. These shares are publicly traded and their market price is readily available. The unrealized gains and losses on available for sale securities are recorded, net of tax, through accumulated other comprehensive income on the balance sheet. For the three months ended March 31, 2013, we recorded an unrealized gain of $67,000 and for the three months ended March 31, 2012 we recorded a realized gain of $514,000, relating to these securities.
Our investment in the common stock of our French licensee is included in other assets on our balance sheet and consists of publicly traded shares with a market price that is readily available. The gains and losses on our investment are recorded, net of tax, through accumulated other comprehensive income on the balance sheet. During the three months ended March 31, 2013 and March 31, 2012, we recorded unrealized losses on our investment of $66,000 and unrealized gains of $137,000, respectively.
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

The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	496	—	—	496
Total	$2,037	$—	$—	$2,037

		Fair Value Measurements at Reporting Date Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	496	—	—	496
Total	$2,037	$—	$—	$2,037
As of March 31, 2013, our investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, and a 17.5% equity interest in our Benelux licensee, totaling $496,000. Our investments in the aforementioned licensees are included in other assets on our balance sheet and are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. Management periodically reviews the carrying value of these investments using Level 3 inputs, which include cash flow projections, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no impairments to the fair value of these investments for all periods presented.
Financial Instruments not Measured at Fair Value
Some of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, short-term debt and accounts payable are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.
At March 31, 2013, the carrying value of $14,321,000 of our long-term debt approximated the fair value because our multicurrency revolving credit agreement, or the Credit Agreement, which was established on December 29, 2009 and amended on September 30, 2010, December 29, 2010 and March 29, 2013, carries a variable rate of interest which is adjusted periodically and reflects current market conditions. Also see Note 6 below.
6. Debt
As of March 31, 2013 and December 31, 2012, our debt consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Short-term debt:
SCI convertible promissory note	$274	$274
Long-term debt:
Term loan	14,321	13,820
Total Debt	$14,595	$14,094

On August 10, 2010, SCI issued a one year, 11% interest Convertible Promissory Note totaling $400,000 to its shareholders. On October 14, 2011, a new 11% Convertible Promissory Note totaling $752,000 and maturing on October 1, 2013, was issued, replacing the outstanding principal and interest under the original note. The amount of the note due to noncontrolling holders of SCI, $274,000, is classified as short-term debt on our consolidated balance sheet.
On December 29, 2009, we entered into the Credit Agreement with RBS Citizens, N.A., as Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multi-currency revolving credit facility in the maximum amount of USD $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate currencies). The maturity date for the revolving credit loan was January 10, 2014. On March 29, 2013, this Credit Agreement was amended, extending the maturity date to July 31, 2015. The amendment also applies restrictions on dividends and other distributions with respect to stock in 2013 and amends the Stock Repurchase and Funded Debt to EBITDA ratios. Minimum consolidated EBITDA in the amounts of $3,000,000, $4,000,000 and $5,000,000 for the trailing four quarters ending March 31, 2013, June 30, 2013 and September 30, 2013, respectively, is also required. We have the right to increase the aggregate amount available to be borrowed under the Credit Agreement to USD $50,000,000, subject to certain conditions, including consent of the lenders.
As of March 31, 2013, we had total outstanding borrowings of CAD $14,552,000 (USD $14,321,000) under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of March 31, 2013 was 4.048%. As of March 31, 2013, we also had 3 outstanding irrevocable letters of credit in the aggregate amount of $741,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends under the Credit Agreement is prohibited in 2013, except with the consent of the lenders and thereafter is permitted but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the loans under the facility. At March 31, 2013, we had borrowing availability of $3,423,000. At March 31, 2013, we were in compliance with all of the financial and non-financial covenants in the Credit Agreement.
The Credit Agreement terminates on July 31, 2015, at which point all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our United States domestic subsidiaries and certain Canadian subsidiaries and is secured by all domestic assets, including our intellectual property and a pledge of 100% of the stock of Boomerang Tracking Inc., or Boomerang, and 65% of the capital stock of LoJack Ireland.
7. Accumulated Other Comprehensive Income
Total accumulated other comprehensive income and its components were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Marketable Securities	Total Accumulated Other Comprehensive Income
Balance at December 31, 2012	$5,875	$316	$6,191
Foreign currency translation adjustments	360		360
Unrealized gain on marketable securities		1	1
Balance at March 31, 2013	$6,235	$317	$6,552

8. Income Taxes
We recorded a worldwide benefit for income taxes of $74,000 for the three months ended March 31, 2013, which is primarily related to the year-to-date loss of our Irish subsidiary. The effective tax rate is significantly lower than the U.S. statutory rate as a result of recording a small benefit on our year-to-date Irish loss and recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continue to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at March 31, 2013.

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

The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We maintain a full valuation allowance against our net U.S. deferred tax assets, which was recorded during the second quarter of 2010, and did not recognize any deferred tax benefits related to U.S. net losses incurred during the three months ended March 31, 2013 and 2012. We will maintain a full valuation allowance on our net U.S. and non-Irish foreign subsidiaries' deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
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
The following table presents information about our operating segments for the three months ended March 31, 2013 and 2012 (in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods considered to be reasonable by our management.

Consolidated Statements of Operations Data	North America Segment	International Segment	All Other	Consolidated
Three Months Ended March 31, 2013
Revenue	$23,553	$6,551	$1,116	$31,220
Depreciation and amortization	1,018	90	21	1,129
Operating (loss) income	(4,472)	(1,035)	(127)	(5,634)
Three Months Ended March 31, 2012
Revenue	$27,123	$6,275	$904	$34,302
Depreciation and amortization	1,145	21	31	1,197
Operating (loss) income	(696)	357	(306)	(645)

10. Commitments and Contingent Liabilities
As of March 31, 2013 we were engaged in certain legal matters arising in the ordinary course of business and in certain matters more fully described below. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
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
On November 22, 2011, LoJack Ireland brought a counterclaim against Tracker do Brasil LDTA in the ICDR. The counterclaim asserts Tracker do Brasil LTDA's breach of contract, breach of the implied covenant of good faith and fair dealing, business defamation, negligent misrepresentation, and violation of Mass. Gen. Laws c. 93A, and seeks recovery of monetary damages from past and continuing economic injury as well as damages and reasonable attorneys' fees and costs under Mass. Gen. Laws c. 93A.

On April 19, 2013, LoJack Ireland submitted an Amended Counterclaim pursuant to an ICDR ruling, which permitted LoJack Ireland to amend its counterclaims, asserting that Tracker do Brasil LTDA is selling or leasing competitive non-LoJack products. The Amended Counterclaim reasserts LoJack Ireland's prior counterclaims and alleges Tracker do Brasil LTDA's additional violations of the Lanham Act, Mass. Gen. Laws c. 266, § 91, and the Massachusetts common law, as well as additional grounds for Tracker do Brasil LTDA's breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A. In addition to monetary damages from past and continuing economic injury and reasonable attorneys' fees and costs, LoJack Ireland seeks injunctive relief, disgorgement of all profits and/or pecuniary gain derived directly or indirectly from Tracker do Brasil LTDA's trademark infringement, unfair competition, and trademark dilution, and a declaratory judgment that the License Agreement with Tracker do Brasil LTDA is terminated as a result of Tracker do Brasil LTDA's material breaches thereof.
Given the current stage of this matter, we cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation. However, the Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests and pursue its counterclaims vigorously.
California Class Action Litigations
Employee Claims
On April 5, 2006, Mike Rutti vs. LoJack Corporation, Inc. was filed in the United States District Court for the Central District of California, or the District Court, by a former employee alleging violations of the Fair Labor Standards Act, or the FLSA, the California Labor Code, and the California Business & Professions Code, and seeking class action status, or the Federal Court Case. In September 2007, our motion for summary judgment was granted and the District Court dismissed all of the plaintiff's federal law claims. The plaintiff appealed the grant of summary judgment to the United States Court of Appeals for the Ninth Circuit, or the Ninth Circuit, and, in August 2009, the Ninth Circuit affirmed the District Court's grant of summary judgment on all claims except as to the claim for compensation for the required postliminary data transmission, or the Data Transmission Claim, for which the dismissal was reversed. The plaintiff filed a petition for rehearing and, on March 2, 2010, the Ninth Circuit amended its decision to affirm the District Court's grant of summary judgment on all claims except as to (a) the Data Transmission Claim and (b) the claim for compensation for commuting under state law, or the Commuting Claim. The plaintiff later sought to pursue the Commuting Claim in the State Court Case defined and referenced below. The plaintiff moved for conditional certification of the Data Transmission Claim under the FLSA and, on January 14, 2011, the District Court granted the plaintiff's motion. On October 7, 2011, the parties filed a joint stipulation with the District Court stating that they had reached a settlement of the Data Transmission Claim. On November 7, 2011, the parties filed a joint motion for approval of the settlement as required by the FLSA. Pursuant to the terms of the settlement, the Federal Court Case would be dismissed, the plaintiffs would release the Company of the claims asserted in the Federal Court Case and all other wage-and-hour claims (except, in the case of two plaintiffs, the claims asserted in the State Court Case) and the Company would pay to the plaintiffs an aggregate amount of approximately $115,000 and pay to their attorneys an amount for attorneys' fees and costs to be determined by the District Court upon motion but not to exceed $1,100,000. During the year ended December 31, 2011, we recorded an accrual in the amount of $1,250,000 with respect to the terms of the Federal Court Case settlement, none of which remained accrued at December 31, 2012. Nothing in the settlement would constitute an admission of any wrongdoing, liability or violation of law by the Company. Rather, the Company has agreed to the settlement to resolve the Federal Court Case, thereby eliminating the uncertainties and expense of further protracted litigation. On November 28, 2011, the District Court approved the settlement with the plaintiff and dismissed the Federal Court Case with prejudice. Plaintiffs then submitted an application for attorneys' fees and costs, to which the Company filed several objections. On August 1, 2012, the District Court awarded plaintiffs' counsel $901,000 in attorneys' fees and costs for the Federal Court Case. On August 29, 2012, the Company filed a notice of appeal from the District Court's judgment (the attorneys' fee appeal).
Due to the dismissal of the plaintiff's claims by the District Court in September 2007 as discussed above, in November 2007, the plaintiff and a second plaintiff filed in the Superior Court of California for Los Angeles County, or the Superior Court, Mike Rutti, Gerson Anaya vs. LoJack Corporation, Inc. to assert wage-and-hour claims under California law on behalf of current and former Company technicians, or the State Court Case. In September 2009, the Superior Court granted class certification with respect to nine claims and denied class certification with respect to five claims. The Company sought appellate review of this decision. On March 26, 2010, the California Court of Appeals for the Second Appellate District granted the Company's request in part, denying certification with respect to certain claims but affirming certification with respect to certain other claims.
On July 29, 2011, the Superior Court granted class certification of the remaining claims except for a vehicle maintenance expense reimbursement claim. As a result, in the State Court Case, there were sixteen certified claims, including the Commuting Claim; a Data Transmission Claim arising under state law; claims for various amounts of unpaid time; claims for reimbursement of work tools expenses and the cost of washing a Company vehicle; claims for unfair competition under California Business and Professions Code section 17200; and claims for waiting-time penalties and penalties under the California Labor Code Private

Attorneys General Act. On June 29, 2012, the Company filed for summary judgment against more than forty class members, as well as for summary adjudication of several class claims.
On October 18, 2012, the Company entered into a settlement agreement, or the Settlement Agreement, with the named plaintiffs in these wage-and-hour class and collective action lawsuits. Under the terms of the Settlement Agreement, the Company has agreed to pay up to $8,100,000, including plaintiffs' attorneys' fees and costs, to resolve all remaining claims related to the State Court Case. The Company previously disclosed that it estimated the range of possible loss with respect to the State Court Case to be between $970,000 and $30,000,000. The Settlement Agreement involves no admission of wrongdoing, liability or violation of the law by the Company. In addition, the Settlement Agreement bars the named plaintiffs in the State Court Case from pursuing further claims against the Company. Finally, the Company has agreed to waive its pending Federal District Court appeal as part of the Settlement Agreement and to pay the $901,000 awarded by the federal court. The $901,000 in attorneys' fees awarded is not included in the total settlement amount of $8,100,000, and was paid in the fourth quarter of 2012.
The Settlement Agreement is subject to both preliminary and final approval by the Superior Court. The Superior Court granted preliminary approval on December 3, 2012. Notice of the settlement was distributed to California class members in January 2013. Among other things, the notice informed class members of their opportunity to decide whether to participate in the settlement. The Company could pay less than $8,100,000 in settlement of the State Court Case depending on the level of participation by class members in the settlement and other factors considered by the Court on final approval. The Superior Court granted final approval on April 30, 2013 and set an appeals deadline in July 2013. Assuming no appeal is filed, the settlement payments will be due in the third quarter of 2013.
During the year ended December 31, 2012, we recorded an additional accrual in the amount of $6,930,000 with respect to our expected obligations under the Settlement Agreement, bringing the total amount accrued for the State Court Case as of December 31, 2012 and March 31, 2013, to $8,100,000.
New York Litigation
On October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc. against LoJack Corporation in the United States District Court for the Eastern District of New York, or the New York Court, alleging breach of contract, misrepresentation, and violation of the New York franchise law, violation of Mass. Gen. Laws c. 93A and the Robinson-Patman Act, among other claims. The plaintiff sought damages of $10,000,000, punitive damages, interest and attorney's fees, and treble damages. The Company filed a motion to dismiss all counts. Thereafter, G.L.M. moved to amend its complaint and to add a claim for breach of fiduciary duty. The Company then filed an opposition to G.L.M.'s motion to amend and sought dismissal of all counts.
On September 30, 2011, the New York Court ruled on the motions referenced above and denied, as futile, the plaintiff's request to amend the complaint with respect to the misrepresentation, New York franchise law, violation of Mass. Gen. Laws c. 93A and breach of fiduciary duty claims. The New York Court granted the plaintiff permission to re-plead the tortious interference with business relations and Robinson-Patman Act claims. The breach of contract and breach of covenant of good faith and fair dealing claims also remained viable.
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
The case will proceed on plaintiff's theories of breach of contract, breach of the duty of good faith and fair dealing and a limited claim of violation of Mass. Gen. Laws c. 93A. The Company has also asserted counterclaims against the plaintiff for breach of contract as well as additional claims.
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
On March 28, 2013, the Sao Paulo tax authority rendered its decision in relation to the assessment, finding in favor of the State of Sao Paulo and confirming that the tax is owed to the State of Sao Paulo. The Company will file an appeal of this administrative decision with the Taxes and Fees Court of the Treasury Department of the State of Sao Paulo.
The Company believes that it has substantial legal and factual defenses and plans to defend its interests vigorously. While we believe a loss is not probable, as of the date hereof, we estimate that the range of possible loss related to this assessment is from $0 to $1,000,000.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
Safe Harbor Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 and other securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our markets and customers, our expected capital expenditures, our strategic initiatives, objectives and plans for future operations and products, our ability to sell products to our Argentine licensee, and our expected liquidity, revenue, profit and capital expenditures and resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: (i) the continued and future acceptance of our products and services, including our pre-install program; (ii) our ability to obtain financing from lenders; (iii) the outcome of ongoing litigation involving the Company; (iv) the failure to receive final court approval of the settlement agreement in the California wage and hour litigation in a timely manner or at all and final resolution of the settlement; (v) the rate of growth in the industries of our customers; (vi) the presence of competitors with greater technical, marketing, and financial resources; (vii) our customers’ ability to access the credit markets, including changes in interest rates; (vii) our ability to promptly and effectively respond to technological change to meet evolving customer needs; (ix) our ability to successfully expand our operations, including through the introduction of new products and services; (x) changes in general economic or geopolitical conditions, including the European debt crisis; (xi) conditions in the automotive retail market and our relationships with dealers, licensees, partners and agents; (xii) the expected timing of purchases by our customers; (xiii) our ability to achieve the expected benefits from our strategic alliance with TomTom and (xiv) trade tensions and governmental regulation and restrictions on imports that may affect sales to our licensees. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning us, reference is made to Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by Item 1A "Risk Factors" in Part II of this Quarterly Report, and in our other periodic filings with the Securities and Exchange Commission.
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
We record additions to deferred revenue for the monitoring service related to our LoJack Early Warning product and for certain warranty products for which we are the primary obligor of the underlying contract. We typically receive full payment within 60 days of the transaction, but recognition of the deferred revenue is prorated over the estimated life of the product or service. During the last quarter of 2011, we transferred the servicing and liability obligations for the majority of our extended warranty contracts originated in 2010 to a third party, eliminating any additional services or liability exposure as the primary obligor for those contracts. During the first quarter of 2012, we transferred the servicing and liability obligations for the majority of our extended warranty contracts originated in 2011 to the third party and, beginning in 2012, substantially all servicing and liability obligations associated with new contracts sold are transferred to the third party upon purchase by the consumer. As such, for the majority of extended warranty contracts originated after 2011, we recognize revenue upon delivery as opposed to deferring the revenue and recognizing it over the life of the contract.
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
Key Economic Factors and Trends and our Business
Economic and market data and industry statistics and forecasts used throughout this report are based upon management's review of independent industry publications, reports by market research firms and other independent and publicly available sources. Although we believe that these third-party sources are reliable, we do not guarantee the accuracy or completeness of this information and have not independently verified this information.
During 2012, global economic growth slowed to approximately 3.2% as a result of the economic issues in the Eurozone and slowing economic growth in several key newly-developed and emerging markets. The impact on the light vehicle automotive market was varied, with European Union light vehicle sales down approximately 8% and our major licensee markets of Brazil, South Africa, and Mexico all growing in the 6% to 10% range. Argentina experienced a slight decline from the prior year. The U.S. light vehicle automotive market posted growth of 13% in 2012 compared with the prior year.

During 2013, global economic growth is expected to increase by approximately 3.3%, with solid growth expected in the newly industrialized Asian economies, central and Eastern Europe, China, India and Brazil. The United States is expected to realize moderate growth, while Euro area economies are expected to decline slightly. International automotive growth for 2013 is estimated to continue to be varied. Car sales in Europe are expected to decline by approximately 7% over the full year, with risk of more significant weakness in France, Italy and Spain. Our key emerging market licensee territories of Brazil, South Africa, and Mexico are expected to experience growth of approximately 1%, 2% and 6%, respectively. The Argentine market is expected to decline by approximately 7%. U.S. retail automotive growth in 2013 is expected to continue to outpace the U.S. economy, with analysts estimating growth between 4% and 7%.
North America Segment
Our focus on the U.S. automotive business resulted in significant performance improvement during 2012, with unit sales in the dealer channel increasing 11% as compared to the prior year. In the first quarter of 2013, our unit sales to dealers exceeded retail market performance by 8.1 percentage points, or 17% growth. This growth in unit volume was offset by an 8% decrease in average revenue per unit, as our domestic pre-install business has continued to gain traction. In the first quarter of last year, pre-installed units made up 31% of our U.S. unit sales, while in the first quarter of 2013 that percentage was up to 44% of installed units.
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
International Segment

Our international business increased in the first quarter of 2013 compared to the same period last year as a result of increased shipments to a number of our licensees, with the largest increase experienced in shipments to our licensee in South Africa. In the past, we have experienced quarterly fluctuations in purchases in the International segment, with sales in many of our international markets tending to be higher in the fourth quarter of the year as licensees seek to achieve lower pricing with higher annual unit purchases. We also are experiencing downward pricing pressure and reductions in unit volumes in a number of our markets due to a variety of factors that vary from country to country. Those factors include the relative maturity of the stolen vehicle recovery market in certain highly developed territories, re-use of our products in certain territories, declining theft rates in certain territories and increasing competitive pressures by both Radio Frequency, or RF, and GPS based tracking systems. We also are faced with uncertainty regarding developing governmental regulations in Argentina that have affected, and may continue to affect sales to our licensee in that country, as well as uncertainty regarding the timing and potential impact of the Brazilian regulation mandating installation of tracking devices using GPS positioning and mobile communications technologies.
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
We understand that our Argentine licensee did not receive permission to import our products following adoption of the pre-approval requirement in February 2012. As a result, we have not shipped any units to Argentina since January 2012. Our Argentine licensee has informed us that it and its affiliates have developed several commodity export programs with the expectation that our licensee will be permitted to import a dollar amount of goods approximately equivalent to the dollar amount of exports our licensee and its affiliates generate. We have been informed that our Argentine licensee has completed initial exports of commodities and that it anticipates restarting imports of our products this year. We have agreed in principle on a market-based volume program with our Argentine licensee for this year, subject to the ability of our licensee to import our products. If our Argentine licensee and its affiliates are unable to generate significant exports or if the government changes its policies, we may not be able to ship products to Argentina at all or in volumes consistent with prior years.
In Brazil, our licensee did not purchase any units during the first five months of 2012, but restarted purchases in June 2012 and continued to purchase units during the first quarter of 2013. We are in communication with our Brazilian licensee to determine the level of demand for 2013, however our sales in 2013 could be impacted by the results of our legal dispute (see Part 1, Item 3, "Legal Proceedings" for detail on the Brazilian licensee litigation).
Certain of our European territories are experiencing an economic downturn deepened by government wage and pension reductions, rising unemployment and tight consumer credit availability. These conditions have led to declines in consumer spending and are adversely affecting the sale of new vehicles. For the quarter ending March 2013, certain European automobile industry trade associations have indicated that light vehicle sales in Europe declined by approximately 10%. The effect of lower vehicle sales has been mitigated in part by a positive market response to our new self-powered product.
Our business in Italy continued to grow in terms of subscribers during the first quarter of 2013, but our revenues declined by 5% compared to the same period last year primarily due to fewer sales of new units. We entered 2013 with approximately 27,900 subscribers in Italy, and continued growing the number of subscribers, adding approximately 1,250 net new subscribers in Italy during the first quarter for a total of approximately 29,100 subscribers as of March 31, 2013. While we continue to grow our subscriber base in Italy, our overall performance is slower than planned in part due to the overall weakness in the Italian economy, tightened access to credit by both our channel partners and consumers and the continuing decline in new vehicle registrations. During 2012, new car registrations are reported to have declined by 21% as compared to the same period in 2011. This negative trend continued during the first quarter of 2013 as Italian new car registrations are reported to have declined by 13% as compared to the same period in 2012.
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

•
Develop and maintain highly differentiated products and services in each line of our business while broadening our knowledge of the industry, current markets and potential new markets to pursue going forward; and

•	Expand our products and service offerings through our strategic alliances, the first of which is with TomTom.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies and estimates which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition and deferred revenue, accounts receivable, valuation of investments, and income taxes. See the section entitled “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of our critical accounting policies and estimates.
Recently Adopted Accounting Guidance
See Note 1 to the accompanying condensed unaudited consolidated financial statements for accounting standards adopted recently.
Accounting Guidance Issued But Not Yet Adopted
See Note 1 to the accompanying condensed unaudited consolidated financial statements for accounting standards issued but not yet adopted.
Results of Operations for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012
Revenue
Revenue for the three months ended March 31, 2013 decreased by $3,082,000 as compared to the same period in 2012. The following table presents revenue by our segments (in thousands):

	Three Months Ended March 31,		Percentage Change
	2013	2012	2013 vs. 2012
North America	$23,553	$27,123	(13)%
International	6,551	6,275	4%
All Other	1,116	904	23%
Total revenue	$31,220	$34,302	(9)%
Revenue related to our North America segment decreased by $3,570,000 for the three months ended March 31, 2013, as compared to the same period in 2012.
Revenue in the North America segment from our dealer channel in the United States decreased 13% when compared to the same period in 2012. Revenue in the North America segment from our heavy equipment, or commercial, channel in the United States increased 12% over the same period in 2012. Our motorcycle and direct distribution channels in the United States market saw revenue declines of 49% and 18%, respectively, as compared to the same period in 2012. Revenue in the North America segment from our Canadian business saw a decrease of 20% as compared to the same period in 2012.
The activity that resulted in a 13% decrease in our North America segment revenue for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily attributable to:

•
A decrease of $3,729,000, or 65%, in revenue from our warranty products, which was primarily due to the recognition in the first quarter of 2012 of $3,134,000 of previously deferred revenue upon the transfer of the servicing and liability obligations for the majority of our extended warranty contracts originated in 2011 to a third party;

•	A decrease of $179,000, or 49%, in revenue attributable to our motorcycle channel;

•
A decrease of $492,000, or 20%, in Canadian unit and service revenue, primarily due to a decrease of $629,000, or 31%, in service revenue driven by a 28% decline in the average number of subscribers to 35,000 for the three months ended March 31, 2013; partially offset by

•	An increase of $956,000, or 6%, in revenue from LoJack units due to increased unit volume.
Revenue related to our International segment increased $276,000 for the three months ended March 31, 2013 as compared to the same period in 2012. The increase was primarily due to an increase of $280,000, or 5%, in product revenue from our licensees resulting from a 16,000 unit increase in the number of units sold in the three months ended March 31, 2013 compared to the same period in 2012; offset by an increase in the sales return allowance of $151,000 in Italy. Additionally, there was an increase of $70,000, or 23%, in revenue from the sale of infrastructure components, royalty and license fees from our licensees for the three months ended March 31, 2013 compared to the same period in 2012.
Revenue related to our All Other segment increased $212,000 for the three months ended March 31, 2013 as compared to the same period in 2012. The increase was primarily the result of an increase of $195,000, or 23%, in the revenue from SCI compared to the same period in 2012 due to an increased demand for cargo tracking services.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (in thousands):

	Three Months Ended March 31,		Percentage Change
	2013	2012	2013 vs. 2012
North America	$11,593	$12,618	(8)%
International	2,872	2,737	5%
All Other	283	284	—%
Total cost of goods sold	$14,748	$15,639	(6)%
As a percentage of total revenue, total cost of goods sold was 47% and 46% for the three months ended March 31, 2013 and 2012, respectively.
As a percentage of North America revenue, cost of goods sold relating to our North America segment was 49% and 47% for the three months ended March 31, 2013 and 2012, respectively. The increase in cost of goods sold as a percentage of revenue was largely due to the recognition of $3,134,000 of previously deferred revenue upon the transfer of the servicing and liability obligations for the majority of our extended warranty contracts originated in 2011 to a third party as the primary obligor during March 2012 as well as a decrease in average revenue per unit sold, which resulted in more units being sold during the three months ended March 31, 2013, but at a lower gross margin as compared to the same period in 2012.
As a percentage of International revenue, cost of goods sold relating to our International segment was 44% for both the three months ended March 31, 2013 and 2012.
As a percentage of All Other revenue, our cost of goods sold relating to our All Other segment was 25% and 31% for the three months ended March 31, 2013 and 2012, respectively. The decrease in cost of goods sold as a percentage of revenue was primarily due to an increase in volume at SCI, resulting in lower fixed cost of goods sold per unit.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Three Months Ended March 31,		Percentage Change
	2013	2012	2013 vs. 2012
Product development	$1,442	$1,514	(5)%
Sales and marketing	8,278	6,969	19%
General and administrative	11,321	9,685	17%
Depreciation and amortization	1,065	1,140	(7)%
Total operating expenses	$22,106	$19,308	14%
Product Development
As a percentage of total revenue, product development expenses were 5% and 4% for the three months ended March 31, 2013 and 2012, respectively.
Product development expenses decreased $72,000 for the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to a $121,000 decrease in research and development and a $55,000 increase in total compensation expenses for the quarter, augmented by lesser changes in various other product development expenses.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 27% and 20% for the three months ended March 31, 2013 and 2012, respectively.
The increase of $1,309,000 of sales and marketing expenses for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily attributable to:

•	An increase in compensation expense of $879,000, primarily due to a $528,000 increase in salaries expense and a $198,000 increase in commissions expense;

•	An increase in advertising expenses of $186,000;
•An increase in travel and entertainment expense of $157,000; and
•An increase in licensing marketing of $91,000.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 36% and 28% for the three months ended March 31, 2013 and 2012, respectively.
The increase in general and administrative expenses of $1,636,000 for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily attributable to:

•
An increase in compensation expense of $159,000, primarily due to a $143,000 increase in salaries expense, a $347,000 increase in bonus expense and a $255,000 increase in benefits related expenses, partially offset by a $236,000 decrease in temporary employee expense;

•
An increase in consulting expenses of $317,000 and maintenance contracts of $132,000, both of which were primarily related to the ongoing implementation of a global enterprise resource planning system;

•	An increase of $93,000 primarily relating to increased general and administrative expenses in Canada; and

•	An increase of $873,000 in outside legal expenses as a result of increased activity on pending litigation.
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expenses was 3% for both the three months ended March 31, 2013 and 2012.
Depreciation and amortization expenses decreased by $75,000 for the three months ended March 31, 2013 as compared to the same period in 2012. The decrease is primarily related to retirement of assets and certain assets becoming fully depreciated during 2012 and the three months ended March 31, 2013.
Other Income (Expense)
The following table presents our other income (expense) (in thousands):

	Three Months Ended March 31,		Percentage Change
	2013	2012	2013 vs. 2012
Interest income	$21	$38	(45)%
Interest expense	(198)	(170)	16%
Other, net	101	739	(86)%
Total other income (expense)	$(76)	$607	(113)%
Total other expense for the three months ended March 31, 2013 decreased by $683,000, from the same period in 2012. This change is primarily attributable to:

•	A $112,000 decrease in dividend income; and

•
A $542,000 decrease in gains from our marketable securities, which were reclassified from trading to available-for-sale as of January 1, 2013. Prior to January 1, 2013 our investment in Absolute common stock was accounted for as a trading security and changes in fair value were recorded in the consolidated statement of operations as other income (expense).

Provision for Income Taxes
We recorded a worldwide benefit for income taxes of $74,000 for the three months ended March 31, 2013 which is primarily related to the year-to-date loss of our Irish subsidiary. The effective tax rate is significantly lower than the U.S. statutory rate as a result of recording a small benefit on our year-to-date Irish loss and recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continue to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at March 31, 2013.
We recorded a $257,000 provision for income taxes for the three months ended March 31, 2012. This amount was primarily comprised of the provision for income taxes for our Irish and Brazilian subsidiaries. The effective income tax rate for the three month period ended March 31, 2012 was higher than our federal statutory rate in large part because no U.S. income tax benefit was recorded for the current year domestic net operating loss, nor was a foreign tax benefit recorded for foreign tax losses.
Net Loss Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net loss attributable to LoJack Corporation increased by $5,367,000 from a net loss of $308,000 for the three months ended March 31, 2012, to a net loss of $5,675,000 for the three months ended March 31, 2013. For the three months ended March 31, 2013, the net loss per share attributable to LoJack Corporation was $0.32 per diluted share as compared to a net loss of $0.02 per diluted share in the same period in 2012.
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
On August 10, 2010, SCI issued a one year, 11% interest Convertible Promissory Note totaling $400,000 to its shareholders. On October 14, 2011, a new 11% Convertible Promissory Note totaling $752,000 and maturing on October 1, 2013, was issued, replacing the outstanding principal and interest under the original note. The amount of the note due to noncontrolling holders of SCI, $274,000, is classified as short-term debt on our consolidated balance sheet.
On December 29, 2009, we entered into the Credit Agreement with RBS Citizens, N.A., as Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multi-currency revolving credit facility in the maximum amount of USD $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate currencies). The maturity date for the revolving credit loan was January 10, 2014. On March 29, 2013, this Credit Agreement was amended, extending the maturity date to July 31, 2015. The amendment also applies restrictions on dividends and other distributions with respect to stock in 2013 and amends the Stock Repurchase and Funded Debt to EBITDA ratios. Minimum consolidated EBITDA in the amounts of $3,000,000, $4,000,000 and $5,000,000 for the trailing four quarters ending March 31, 2013, June 30, 2013 and September 30, 2013, respectively, is also required. We have the right to increase the aggregate amount available to be borrowed under the Credit Agreement to USD $50,000,000, subject to certain conditions, including consent of the lenders.
As of March 31, 2013, we had total outstanding borrowings of CAD $14,552,000 (USD $14,321,000) under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of March 31, 2013 was 4.048%. As of March 31, 2013, we also had three outstanding irrevocable letters of credit in the aggregate amount of $741,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends under the Credit Agreement is prohibited in 2013, except with the consent of the lenders and thereafter is permitted but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the loans under the facility. At March 31, 2013, we had borrowing availability of $3,423,000. At March 31, 2013, we were in compliance with all of the financial and non-financial covenants in the Credit Agreement.
The Credit Agreement terminates on July 31, 2015, at which point all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our United States domestic subsidiaries and certain Canadian subsidiaries and is secured by all domestic assets, including our intellectual property and a pledge of 100% of the stock of Boomerang Tracking Inc., or Boomerang, and 65% of the capital stock of LoJack Ireland.
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
On October 18, 2012, the Company entered into a settlement agreement with the named plaintiffs in the California wage-and-hour class and collective action lawsuits discussed in Part II, Item 1, “Legal Proceedings” of this Quarterly Report.  Under the terms of the Settlement Agreement, we agreed to pay up to $8,100,000, including plaintiffs' attorneys' fees and costs, to resolve all remaining claims related to the State Court Case. We have considered the impact that the settlement agreement will have on our liquidity and cash flows and have determined that our existing cash and cash flow from operations are sufficient to allow us to continue to fund our operations and meet future obligations.
On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock under a trading plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, or the Exchange Act, and additionally renewed the remaining management discretionary authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the Repurchase Plan. At March 31, 2013, 1,240,487 shares remained available for repurchase under our Repurchase Plan.
We expect our continuing operation and expansion of the Italian stolen vehicle recovery network and Boomerang’s operating cash deficit, combined with our longer term international investment requirements and domestic expansion, to be funded using existing cash, cash flows from operations and, if needed, our existing credit facility.
For the three months ended March 31, 2013, we had capital expenditures of $846,000. We expect our total capital expenditures for 2013 to be between $4,000,000 and $7,200,000. We have funded our 2013 expenditures to date out of our working capital, which was $40,069,000 as of March 31, 2013, and also expect to fund the remainder out of our existing working capital. Nondiscretionary capital expenditures budgeted for 2013 include $2,000,000 to $3,000,000 for enhancement of our core tracking and recovery technology. Discretionary expenditures for 2013, which could be delayed to a future period, include $2,000,000 to $4,200,000 for investments in our Enterprise Resource Planning system and additional hardware infrastructure. However, we currently have no plans to delay these projects or reduce these spending levels.
We earn a significant amount of our operating income outside the U.S., which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, $25,097,000 of cash and cash equivalents are held by foreign subsidiaries at March 31, 2013. Of the $25,097,000 of cash and cash equivalents held by foreign subsidiaries, $23,418,000, or 93%, is held in USD denominated accounts, with the remaining $1,679,000 held in foreign currency denominated accounts. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash, cash equivalents, short-term investments, cash flows from operations and our borrowing capacity under our Credit Agreement to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as material capital expenditures, for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for the foreseeable future.
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

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash provided by (used in):
Operating activities	$(2,828)	$(5,725)
Investing activities	(627)	(344)
Financing activities	760	627
Effect of exchange rate changes on cash	96	89
Decrease in cash and cash equivalents	$(2,599)	$(5,353)
Cash used in operating activities decreased by $2,897,000 during the three months ended March 31, 2013, compared to the same period in 2012. The decrease was primarily attributable to a $3,238,000 increase in accrued and other liabilities, a $1,866,000 decrease in inventories and a $3,867,000 decrease in deferred revenue which were offset by an increase of $5,341,000 in net losses.
Investing activities used $627,000 of cash during the three months ended March 31, 2013, as compared to $344,000 of cash used during the same period in 2012. The $283,000 increase in cash used for investing activities was primarily due to an increase in capital expenditures of $495,000, partially offset by an increase in restricted cash activity of $107,000 and an increase in cash received from the sale of fixed assets of $106,000 in the three months ended March 31, 2013 as compared to the same period in 2012.
Financing activities provided $760,000 of cash during the three months ended March 31, 2013, as compared to providing $627,000 of cash during the same period in 2012. The $133,000 increase was primarily attributable to an increase in proceeds, net of repayments, from our debt and short term borrowings of $84,000 under our existing Credit Agreement and an increase of $49,000 due to a decrease in tax withholdings related to stock grants and lapses and a decrease in cash used for stock repurchase activity.
Item 3.        Quantitative and Qualitative Disclosures about Market Risk
We have limited exposure to market risk due to the nature of the financial instruments carried on our consolidated balance sheet. Our financial instruments as of March 31, 2013 consisted of cash and cash equivalents, marketable securities, other assets, accounts receivable, accounts payable, accrued liabilities, long-term debt and credit facilities. Our financial position is subject to market risk, including, but not limited to, changes in the value of financial instruments including those resulting from changes in interest rates, foreign currency exchange rates and market valuation. As of March 31, 2013, the fair value of these financial instruments approximated their carrying values.
We are exposed to changes in interest rates primarily through amounts outstanding under our Credit Agreement. As of March 31, 2013, we analyzed the effect of interest rates on our variable-rate Credit Agreement, for which there was CAD $14,552,000 (USD $14,321,000) of outstanding borrowings as of March 31, 2013. Based on the outstanding borrowings under the Credit Agreement at March 31, 2013, a 1% increase in the interest rate would result in an additional $143,000 of annual interest expense.
We are subject to foreign currency risk through our international operations. As of March 31, 2013, we held cash denominated in foreign currencies, primarily in the Euro, Canadian Dollar, and Brazilian Real. These assets accounted for approximately 7% of our total cash and cash equivalents held by our foreign subsidiaries at March 31, 2013. We translate accounts for subsidiaries whose functional currency is not the U.S. Dollar using exchange rates in effect at period-end for assets and liabilities, and exchange rates averaged over the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the consolidated statement of operations. As a result, both positive and negative currency fluctuations against the U.S. Dollar may affect our results of operations and accumulated other comprehensive income. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of our International segment revenue is denominated in U.S. Dollars. This situation may change in the future if revenue earned and expenses incurred denominated in foreign currencies increases.
We manage future foreign exchange risk exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge is cost effective. As of March 31, 2013, we had no derivative contracts outstanding. We do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off balance sheet financing transactions. We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.

We are exposed to market valuation risks related to securities we hold that are carried at fair value. Our marketable securities consist of Absolute common stock which is accounted for as an available-for-sale security and is valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. Prior to January 1, 2013, our investment in Absolute common stock was accounted for as a trading security and changes in fair value were recorded in the consolidated statement of operations as other income (expense). For the three months ended March 31, 2013, we recorded unrealized gain of $67,000 and for the three months ended March 31, 2012 we recorded a realized gain of $514,000, relating to these securities. Our other assets include our investment in our French licensee, in the form of a publicly traded common stock, accounted for as an available-for-sale security and valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. During the three months ended March 31, 2013 and 2012, we recorded unrealized losses on our investment of $66,000 and unrealized gains of $137,000, respectively, in accumulated other comprehensive income. Realized gains and losses on available-for-sale securities are included in other income (expense).
As of March 31, 2013, we held $45,993,000 of cash and cash equivalents. Of this balance, $1,679,000, or 4%, is denominated in foreign currencies, including the Canadian Dollar, Euro and Brazilian Real. The remaining $44,314,000, or 96%, is denominated in U.S. Dollars. At March 31, 2013, $19,473,000, or 42%, of our total cash and cash equivalents balance was held in money market accounts, with the remaining $26,520,000 held in traditional deposit accounts.
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

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
As of March 31, 2013, we were subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
California Class Action Litigations
Employee Claims
On April 5, 2006, Mike Rutti vs. LoJack Corporation, Inc. was filed in the United States District Court for the Central District of California, or the District Court, by a former employee alleging violations of the Fair Labor Standards Act, or the FLSA, the California Labor Code, and the California Business & Professions Code, and seeking class action status, or the Federal Court Case. In September 2007, our motion for summary judgment was granted and the District Court dismissed all of the plaintiff's federal law claims. The plaintiff appealed the grant of summary judgment to the United States Court of Appeals for the Ninth Circuit, or the Ninth Circuit, and, in August 2009, the Ninth Circuit affirmed the District Court's grant of summary judgment on all claims except as to the claim for compensation for the required postliminary data transmission, or the Data Transmission Claim, for which the dismissal was reversed. The plaintiff filed a petition for rehearing and, on March 2, 2010, the Ninth Circuit amended its decision to affirm the District Court's grant of summary judgment on all claims except as to (a) the Data Transmission Claim and (b) the claim for compensation for commuting under state law, or the Commuting Claim. The plaintiff later sought to pursue the Commuting Claim in the State Court Case defined and referenced below. The plaintiff moved for conditional certification of the Data Transmission Claim under the FLSA and, on January 14, 2011, the District Court granted the plaintiff's motion. On October 7, 2011, the parties filed a joint stipulation with the District Court stating that they had reached a settlement of the Data Transmission Claim. On November 7, 2011, the parties filed a joint motion for approval of the settlement as required by the FLSA. Pursuant to the terms of the settlement, the Federal Court Case would be dismissed, the plaintiffs would release the Company of the claims asserted in the Federal Court Case and all other wage-and-hour claims (except, in the case of two plaintiffs, the claims asserted in the State Court Case) and the Company would pay to the plaintiffs an aggregate amount of approximately $115,000 and pay to their attorneys an amount for attorneys' fees and costs to be determined by the District Court upon motion but not to exceed $1,100,000. During the year ended December 31, 2011, we recorded an accrual in the amount of $1,250,000 with respect to the terms of the Federal Court Case settlement, none of which remained accrued at December 31, 2012. Nothing in the settlement would constitute an admission of any wrongdoing, liability or violation of law by the Company. Rather, the Company agreed to the settlement to resolve the Federal Court Case, thereby eliminating the uncertainties and expense of further protracted litigation. On November 28, 2011, the District Court approved the settlement with the plaintiff and dismissed the Federal Court Case with prejudice. Plaintiffs then submitted an application for attorneys' fees and costs, to which the Company filed several objections. On August 1, 2012, the District Court awarded plaintiffs' counsel $901,000 in attorneys' fees and costs for the Federal Court Case. On August 29, 2012, the Company filed a notice of appeal from the District Court's judgment (the attorneys' fee appeal).
Due to the dismissal of the plaintiff's claims by the District Court in September 2007 as discussed above, in November 2007, the plaintiff and a second plaintiff filed in the Superior Court of California for Los Angeles County, or the Superior Court, Mike Rutti, Gerson Anaya vs. LoJack Corporation, Inc. to assert wage-and-hour claims under California law on behalf of current and former Company technicians, or the State Court Case. In September 2009, the Superior Court granted class certification with respect to nine claims and denied class certification with respect to five claims. The Company sought appellate review of this decision. On March 26, 2010, the California Court of Appeals for the Second Appellate District granted the Company's request in part, denying certification with respect to certain claims but affirming certification with respect to certain other claims.
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
The Settlement Agreement is subject to both preliminary and final approval by the Superior Court. The Superior Court granted preliminary approval on December 3, 2012. Notice of the settlement was distributed to California class members in January 2013. Among other things, the notice informed class members of their opportunity to decide whether to participate in the settlement. The Company could pay less than $8,100,000 in settlement of the State Court Case depending on the level of participation by class members in the settlement and other factors considered by the Court on final approval. The Superior Court granted final approval on April 30, 2013 and set an appeals deadline in July 2013. Assuming no appeal is filed, the settlement payments will be due in the third quarter of 2013.
During the year ended December 31, 2012, we recorded an additional accrual in the amount of $6,930,000 with respect to our expected obligations under the Settlement Agreement, bringing the total amount accrued for the State Court Case as of December 31, 2012 and March 31, 2013 to $8,100,000.
New York Litigation
On October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc. against LoJack Corporation in United States District Court for the Eastern District of New York, or the New York Court, alleging breach of contract, misrepresentation, and violation of the New York franchise law, violation of Mass. Gen. Laws c. 93A and the Robinson-Patman Act, among other claims. The plaintiff sought damages of $10,000,000, punitive damages, interest and attorney's fees, and treble damages. The Company filed a motion to dismiss all counts. Thereafter, G.L.M. moved to amend its complaint and to add a claim for breach of fiduciary duty. The Company then filed an opposition to G.L.M.'s motion to amend and sought dismissal of all counts.
On September 30, 2011, the New York Court ruled on the motions referenced above and denied, as futile, the plaintiff's request to amend the complaint with respect to the misrepresentation, New York franchise law, violation of Mass. Gen. Laws c. 93A and breach of fiduciary duty claims. The New York Court granted the plaintiff permission to re-plead the tortious interference with business relations and Robinson-Patman Act claims. The breach of contract and breach of covenant of good faith and fair dealing claims also remained viable.
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
The case will proceed on plaintiff's theories of breach of contract, breach of the duty of good faith and fair dealing and a limited claim of violation of Mass. Gen. Laws c. 93A. The Company has also asserted counterclaims against the plaintiff for breach of contract as well as additional claims.
We cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation. However, the Company believes that it has substantial legal and factual defenses to these three remaining claims and intends to defend its interests vigorously.
Brazilian Licensee Litigation
On September 27, 2011, LoJack Ireland received a demand for arbitration filed in the International Centre for Dispute Resolution of the American Arbitration Association, or ICDR, by Tracker do Brasil LTDA, which licenses the LoJack technology in Brazil. The demand for arbitration was made by the licensee following the stipulation by the parties to the entry of an order in Norfolk Superior Court in Massachusetts that the licensee's dispute be re-filed for arbitration with the ICDR, or the Arbitration Order. The filing alleges interference with contractual relations, fraud/intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimant seeks, among other things, $55,000,000 in actual damages, treble damages, and attorneys' fees, and also declaratory and injunctive relief.

On November 22, 2011, LoJack Ireland brought a counterclaim against Tracker do Brasil LDTA in the ICDR. The counterclaim asserts Tracker do Brasil LTDA's breach of contract, breach of the implied covenant of good faith and fair dealing, business defamation, negligent misrepresentation, and violation of Mass. Gen. Laws c. 93A, and seeks recovery of monetary damages from past and continuing economic injury as well as damages and reasonable attorneys' fees and costs under Mass. Gen. Laws c. 93A.
On April 19, 2013, LoJack Ireland submitted an Amended Counterclaim pursuant to an ICDR ruling, which permitted LoJack Ireland to amend its counterclaims, asserting that Tracker do Brasil LTDA is selling or leasing competitive non-LoJack products. The Amended Counterclaim reasserts LoJack Ireland's prior counterclaims and alleges Tracker do Brasil LTDA's additional violations of the Lanham Act, Mass. Gen. Laws c. 266, § 91, and the Massachusetts common law, as well as additional grounds for Tracker do Brasil LTDA's breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A. In addition to monetary damages from past and continuing economic injury and reasonable attorneys' fees and costs, LoJack Ireland seeks injunctive relief, disgorgement of all profits and/or pecuniary gain derived directly or indirectly from Tracker do Brasil LTDA's trademark infringement, unfair competition, and trademark dilution, and a declaratory judgment that the License Agreement with Tracker do Brasil LTDA is terminated as a result of Tracker do Brasil LTDA's material breaches thereof.
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
On March 28, 2013, the Sao Paulo tax authority rendered its decision in relation to the assessment, finding in favor of the State of Sao Paulo and confirming that the tax is owed to the State of Sao Paulo. The Company will file an appeal of this administrative decision with the Taxes and Fees Court of the Treasury Department of the State of Sao Paulo.
The Company believes that it has substantial legal and factual defenses and plans to defend its interests vigorously. While we believe a loss is not probable, as of the date hereof, we estimate that the range of possible loss related to this assessment is from $0 to $1,000,000.

Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors which could materially affect our business, financial condition or future results discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 in Part I, “Item 1A. Risk Factors.” The risks described in our Form 10-K are not the only risks that could affect our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors included in our 2012 Form 10-K.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized a stock repurchase plan with total repurchase authority of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the repurchase plan.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 31, 2013	—	—	—	1,240,487
February 1 to February 28, 2013	—	—	—	1,240,487
March 1 to March 31, 2013	8,874	$3.07	—	1,240,487
Total	8,874	$3.07	—	1,240,487
_____________________

(1)	Includes shares withheld from equity awards that vested in March 2013 to satisfy minimum tax withholding obligations that arose upon vesting.
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
10.1
Third Amendment to Multicurrency Revolving Credit Agreement, dated as of March 29, 2013, by and among LoJack Corporation, RBS Citizens, N.A., TD Bank, N.A., and the other parties named therein (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on April 1, 2013, File No. 001-08439).

10.2*+	Value Added Distributor and Reseller Agreement, dated as of January 23, 2013, by and between the Company and TomTom Inc.
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification.
32**	Certification Pursuant to 18 U.S.C. Section 1350.
101**
The following materials from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

______________________

+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the SEC pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.
*	Indicates an exhibit which is filed herewith.
**	Indicates an exhibit which is furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation Registrant
Date: May 9, 2013	By:	/s/ Randy L. Ortiz
Randy L. Ortiz
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2013	By:	/s/ Donald R. Peck
Donald R. Peck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)