Form 10-Q
period 2013-06-30
LOJACK CORP
filed 2013-08-09
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 2, 2013, there were 18,742,847 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
Item 1.        Financial Statements
LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,998	$48,592
Restricted cash	47	225
Marketable securities at fair value	965	1,877
Accounts Receivable, net of allowances of $2,234 and $2,599, respectively	21,377	20,037
Inventories	7,163	7,123
Prepaid and other expenses	2,571	2,917
Prepaid and receivable income taxes	1,057	1,319
Deferred income taxes	399	586
Total current assets	79,577	82,676
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $49,033 and $49,250, respectively	11,849	11,686
DEFERRED INCOME TAXES	156	145
INTANGIBLE ASSETS—NET	95	100
GOODWILL	1,245	1,245
OTHER ASSETS—NET	5,342	6,076
TOTAL ASSETS	$98,264	$101,928
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term debt	$274	$274
Accounts payable	6,239	5,979
Accrued and other liabilities	15,623	15,827
Current portion of deferred revenue	11,859	13,274
Accrued compensation	4,760	3,290
Total current liabilities	38,755	38,644
LONG TERM DEBT	14,832	13,820
DEFERRED REVENUE	12,133	13,395
DEFERRED INCOME TAXES	399	586
OTHER ACCRUED LIABILITIES	1,237	3,994
ACCRUED COMPENSATION	1,715	1,243
Total liabilities	69,071	71,682
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)	—	—
EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding 18,743,348 at June 30, 2013 and 18,187,703 at December 31, 2012	187	182
Additional paid-in capital	24,159	23,261
Accumulated other comprehensive income	7,226	6,191
Retained earnings (accumulated deficit)	(2,303)	737
Total LoJack Corporation equity	29,269	30,371
Noncontrolling interest in subsidiary	(76)	(125)
Total equity	29,193	30,246
TOTAL LIABILITIES AND EQUITY	$98,264	$101,928
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenue	$33,680	$31,663	$64,899	$65,965
Cost of goods sold	15,316	15,160	30,064	30,799
Gross profit	18,364	16,503	34,835	35,166
Costs and expenses:
Product development	1,224	1,308	2,666	2,823
Sales and marketing	8,054	7,698	16,332	14,668
General and administrative	7,844	7,810	19,163	17,493
Depreciation and amortization	1,028	1,217	2,094	2,357
Total	18,150	18,033	40,255	37,341
Operating income (loss)	214	(1,530)	(5,420)	(2,175)
Other income (expense):
Interest income	28	43	49	83
Interest expense	(256)	(187)	(454)	(357)
Other, net	378	(316)	479	422
Total	150	(460)	74	148
Income (Loss) before (benefit) provision for income taxes	364	(1,990)	(5,346)	(2,027)
(Benefit) provision for income taxes	(2,281)	239	(2,355)	497
Net income (loss)	2,645	(2,229)	(2,991)	(2,524)
Less: Net income (loss) attributable to the noncontrolling interest	10	(4)	49	9
Net income (loss) attributable to LoJack Corporation	$2,635	$(2,225)	$(3,040)	$(2,533)
Net income (loss) per share attributable to LoJack Corporation:
Basic	$0.15	$(0.13)	$(0.17)	$(0.15)
Diluted	$0.15	$(0.13)	$(0.17)	$(0.15)
Weighted average shares:
Basic	17,672,260	17,500,282	17,631,802	17,444,405
Diluted	17,982,688	17,500,282	17,631,802	17,444,405

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net income (loss)	$2,645	$(2,229)	$(2,991)	$(2,524)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	530	244	890	(15)
Net unrealized gains on marketable securities	144	22	145	159
Total comprehensive income (loss)	3,319	(1,963)	(1,956)	(2,380)
Less: Comprehensive income (loss) attributable to noncontrolling interest	10	(4)	49	9
Comprehensive income (loss) attributable to LoJack Corporation	$3,309	$(1,959)	$(2,005)	$(2,389)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,991)	$(2,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	943	1,522
Depreciation and amortization	2,217	2,514
Non cash revenue from warrants	(274)	(274)
Allowance for doubtful accounts	(399)	(66)
Deferred income taxes	(11)	(10)
Gain on disposal of property and equipment	(68)	(24)
Gain on marketable securities	(374)	(199)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(983)	4,949
Inventories	(71)	(3,087)
Prepaid and other expenses	198	(5)
Prepaid and receivable income taxes	262	(352)
Other assets	75	119
Accounts payable	265	(2,616)
Accrued and other liabilities	(853)	(1,891)
Deferred revenue, net of deferred cost of goods sold	(1,673)	(6,232)
Net cash used in operating activities	(3,737)	(8,176)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,471)	(893)
Proceeds from the sale of marketable securities	1,488	—
Proceeds from the sale of fixed assets	111	28
Restricted cash	178	—
Net cash used in investing activities	(694)	(865)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	1,798	1,301
Payment of tax withholding obligations related to stock compensation	(39)	(204)
Repurchase of common stock	—	(96)
Net cash provided by financing activities	1,759	1,001
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	78	(66)
DECREASE IN CASH AND CASH EQUIVALENTS	(2,594)	(8,106)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,592	49,645
CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,998	$41,539
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by LoJack Corporation and its subsidiaries, or LoJack, we, our, or the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. The unaudited condensed consolidated financial statements include the accounts of LoJack, our wholly-owned subsidiaries, and SC-Integrity, or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly our financial position as of June 30, 2013, our results of operations and comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012, and our cash flows for the six months ended June 30, 2013 and 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.
These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, which includes consolidated financial statements and notes thereto for the year ended December 31, 2012.
Recently Adopted Accounting Guidance
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU 2013-02. ASU 2013-02 requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance was effective for reporting periods beginning after December 15, 2012. We adopted ASU 2012-02 during the first quarter of 2013. Our adoption of the standard did not have a significant impact on our consolidated financial statements and has been reflected in our financial statement disclosures.
Accounting Guidance Issued But Not Yet Adopted
In July 2013, the FASB issued ASU 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), or ASU 2013-11. ASU 2013-11 requires the presentation of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryfoward. This net presentation is required unless a net operating loss carryforward, a similar tax loss, or a tax credit carryfoward is not available at the reporting date or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset to settle any additional income tax that would result from the disallowance of the unrecognized tax benefit. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. ASU 2013-11 is not expected to have a material impact on the Company's consolidated financial statements or financial statement disclosures.
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
A reconciliation of weighted average shares used for the basic and diluted computations for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,
	2013	2012
Weighted average shares for basic	17,672,260	17,500,282
Dilutive effect of stock options and unvested restricted stock	310,428	—
Weighted average shares for diluted	17,982,688	17,500,282

	Six Months Ended June 30,
	2013	2012
Weighted average shares for basic	17,631,802	17,444,405
Dilutive effect of stock options and unvested restricted stock	—	—
Weighted average shares for diluted	17,631,802	17,444,405
For the three months ended June 30, 2013, 2,743,675 stock options and 112,989 shares of restricted stock were excluded from the computation of diluted net income per share because the effect of including such shares would be antidilutive. Because of the net losses reported for the six months ended June 30, 2013 and the three and six months ended June 30, 2012, all shares of stock issuable pursuant to stock options and unvested stock have not been considered for dilution as their effect would be antidilutive. For the six months ended June 30, 2013, 2,957,563 stock options and 1,003,681 shares of restricted stock were excluded from the computation of diluted net loss per share because the effect of including such shares would be antidilutive. For the three and six months ended June 30, 2012, 2,938,660 stock options and 650,629 shares of unvested restricted stock were excluded from the computation of diluted net loss per share. Performance shares totaling 350,969 and 19,132 were excluded from the computation of earnings per share for the three and six months ended June 30, 2013 and 2012, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.
3. Inventories
Inventories are classified as follows (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$107	$132
Work in process	124	141
Finished goods, net	6,932	6,850
Total inventories	$7,163	$7,123
4. Stock Compensation
Stock Options
The following table presents activity of all stock options for the six months ended June 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	2,878,860	$6.18
Granted	214,278	3.40
Exercised	—	—
Canceled, expired or forfeited	(135,575)	9.25
Outstanding at June 30, 2013	2,957,563	5.84	3.89	$55
Vested at June 30, 2013 and unvested expected to vest	2,912,217	5.88	3.86	$53
Exercisable at June 30, 2013	2,029,859	$6.93	3.03	$11
The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $3.15 per share as of June 30, 2013.

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
The following table presents activity of all unvested restricted stock for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2013	608,903	$3.75
Granted	587,827	3.37
Vested	(173,167)	4.31
Forfeited and cancelled	(19,882)	4.79
Unvested at June 30, 2013	1,003,681	$3.41
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
The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a recurring basis at June 30, 2013 and December 31, 2012, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$669	$669	$—	$—
Nonqualified deferred compensation plan obligation	(669)	(669)	—	—
Marketable securities	965	965	—	—
Equity investment in French licensee	443	443	—	—
Total	$1,408	$1,408	$—	$—

		Fair Value Measurements at Reporting Date Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$780	$780	$—	$—
Nonqualified deferred compensation plan obligation	(780)	(780)	—	—
Marketable securities	1,877	1,877	—	—
Equity investment in French licensee	500	500	—	—
Total	$2,377	$2,377	$—	$—
Our Nonqualified Deferred Compensation Plan investments consist of mutual fund shares that are publicly traded and for which market prices are readily available. Gains and losses related to such investments are recorded in other income (expense) in the statement of operations. For the three and six month periods ended June 30, 2013, we recorded gains of $7,000 and $47,000, respectively. For the three and six month periods ended June 30, 2012, we recorded losses related to our investments of $27,000 and gains related to our investments of $42,000, respectively.
Our marketable securities as of June 30, 2013 and December 31, 2012 consisted of 149,000 and 366,500, common shares of Absolute Software Inc., respectively. Absolute Software Inc., or Absolute, is a Vancouver, British Columbia, Canada based computer security company. As of January 1, 2013, these securities were reclassified from trading to available for sale securities. These shares are publicly traded and their market price is readily available. The unrealized gains and losses on available for sale securities are recorded, net of tax, through accumulated other comprehensive income on the balance sheet. In June 2013, we sold 217,500 of these shares, our basis for which was $1,114,000. Our basis was calculated using the per share value of our investment as of January 1, 2013. Prior to January 1, 2013, these securities were classified as trading securities and thus any changes in fair value prior to 2013 were recorded in the consolidated statement of operations as other income (expense). As a result of this sale, a gross realized gain of $374,000 has been reclassified from accumulated other comprehensive income to other income (expense) for the three and six months ended June 30, 2013. See Note 7 for further detail of amounts reclassified out of accumulated other comprehensive income. For the three and six months ended June 30, 2013, we recorded unrealized gains on the remaining 149,000 shares held of $135,000 and $202,000, respectively. For the three and six months ended June 30, 2012, we recorded losses of $315,000 and gains of $199,000, respectively, relating to the 366,500 shares of Absolute held.
Our investment in the common stock of our French licensee is included in other assets on our balance sheet and consists of publicly traded shares with a market price that is readily available. The gains and losses on our investment are recorded, net of tax, through accumulated other comprehensive income on the balance sheet. During the three and six months ended June 30, 2013, we recorded unrealized gains on our investment of $9,000 and unrealized losses of $58,000, respectively. During the three and six months ended June 30, 2012, we recorded unrealized gains on our investment of $22,000 and $159,000, respectively.
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
The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	496	—	—	496
Total	$2,037	$—	$—	$2,037

		Fair Value Measurements at Reporting Date Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	496	—	—	496
Total	$2,037	$—	$—	$2,037
As of June 30, 2013, our investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, and a 17.5% equity interest in our Benelux licensee, totaling $496,000. Our investments in the aforementioned licensees are included in other assets on our balance sheet and are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. Management periodically reviews the carrying value of these investments using Level 3 inputs, which include cash flow projections, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no indicators of impairments to the fair value of these investments for all periods presented.
Financial Instruments not Measured at Fair Value
Some of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, short-term debt and accounts payable are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.
At June 30, 2013, the carrying value of $14,832,000 of our long-term debt approximated the fair value because our multicurrency revolving credit agreement, or the Credit Agreement, which was established on December 29, 2009 and amended on September 30, 2010, December 29, 2010 and March 29, 2013, carries a variable rate of interest which is adjusted periodically and reflects current market conditions. Also see Note 6 below.
6. Debt
As of June 30, 2013 and December 31, 2012, our debt consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Short-term debt:
SCI convertible promissory note	$274	$274
Long-term debt:
Term loan	14,832	13,820
Total Debt	$15,106	$14,094
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
On December 29, 2009, we entered into the Credit Agreement with RBS Citizens, N.A., as Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multi-currency revolving credit facility in the maximum amount of USD $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate currencies). The maturity date for the revolving credit loan was January 10, 2014. On March 29, 2013, this Credit Agreement was amended, extending the maturity date to July 31, 2015. The amendment also applies restrictions on dividends and other distributions with respect to our stock in 2013 and amends the Stock Repurchase and Funded Debt to EBITDA ratios. Minimum consolidated EBITDA in the amounts of $3,000,000, $4,000,000 and $5,000,000 for the trailing four quarters ending March 31, 2013, June 30, 2013 and September 30, 2013, respectively, is also required. We have the right to increase the aggregate amount available to be borrowed under the Credit Agreement to USD $50,000,000, subject to certain conditions, including consent of the lenders.
As of June 30, 2013, we had total outstanding borrowings of CAD $15,600,000 (USD $14,832,000) under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of June 30, 2013 was 4.47%. As of June 30, 2013, we also had two outstanding irrevocable letters of credit in the aggregate amount of $723,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends under the Credit Agreement is prohibited in 2013, except with the consent of the lenders and thereafter is permitted but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the loans under the facility. At June 30, 2013, we had borrowing availability of $8,288,000. At June 30, 2013, we were in compliance with all of the financial and non-financial covenants in the Credit Agreement.
The Credit Agreement terminates on July 31, 2015, at which point all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our United States domestic subsidiaries and certain Canadian subsidiaries and is secured by all domestic assets, including our intellectual property and a pledge of 100% of the stock of Boomerang Tracking Inc., or Boomerang, and 65% of the capital stock of LoJack Equipment Ireland Limited, or LoJack Ireland.

7. Accumulated Other Comprehensive Income
Total accumulated other comprehensive income and its components were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Marketable Securities	Total Accumulated Other Comprehensive Income
Balance at December 31, 2012	$5,875	$316	$6,191
Foreign currency translation adjustments	890		890
Unrealized gain on marketable securities		519	519
Balance at June 30, 3013 before reclassifications	$6,765	$835	$7,600
Amounts reclassified from accumulated other comprehensive income	—	(374)	(374)
Balance at June 30, 2013	$6,765	$461	$7,226
Amounts reclassified from accumulated other comprehensive income to net income during the six month period ended June 30, 2013 were as follows (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified from Accumulated Other Comprehensive Income	Statement of Operations Line Item Affected
Available for Sale Securities
Realized gain on sale of Absolute Software securities[1]	$374	Other income/expense
	—	Income tax expense[2]
	$374	Net of tax
1 In June 2013, we sold 217,500 shares of Absolute Software common stock. As a result of this sale, a gross realized gain of $374,000 was reclassified from accumulated other comprehensive income to other income (expense) for the three and six months ended June 30, 2013.
2As discussed in Note 8, we have maintained a full valuation allowance on our net U.S. deferred tax assets since the second quarter of 2010. As such, no income tax effect was reclassified from accumulated other comprehensive income for the gains realized upon our sale of Absolute Software common stock.
8. Income Taxes
We recorded a worldwide benefit for income taxes of $2,281,000 for the three months ended June 30, 2013, principally related to a discrete tax benefit of $2,450,000 which was primarily related to the release of tax reserves associated with the settlement of tax examinations during the second quarter. As previously reported, in May 2011 the Internal Revenue Service opened an audit of the Company's 2009 tax return. In 2012, the IRS's audit report was furnished to the congressional Joint Committee on Taxation for their consideration. In April 2013, the Company was notified that the audit process is now complete and that there would be no further changes to our 2009 tax return.
The effective tax rate is higher than the U.S. statutory rate as a result of recording a significant tax benefit associated with the release of tax reserves during the second quarter. We recorded a benefit on our year-to-date Irish loss and are recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continue to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at June 30, 2013.
We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue, stock compensation and net operating loss carryforwards. The FASB authoritative guidance on accounting for income taxes requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We maintain a full valuation allowance against our net U.S. deferred tax assets, which was recorded during the second quarter of 2010, and did not recognize any deferred tax benefits related to U.S. net losses incurred during the three and six months ended June 30,

2013. We will maintain a full valuation allowance on our net U.S. and non-Irish foreign subsidiaries' deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
As of June 30, 2013, we had $795,000 of gross unrecognized tax benefits (excluding accrued interest), all of which, if recognized, would affect the Company's tax rate. As of December 31, 2012, we had $18,629,000 of gross unrecognized tax benefits (excluding accrued interest), of which approximately $15,304,000, if recognized, would not affect the Company's tax rate and would result in an increase in capital loss and net operating loss carryforwards which would be subject to a full valuation allowance. The liability amounts (excluding accrued interest) related to the unrecognized tax benefits recorded at June 30, 2013 and December 31, 2012 were $795,000 and $3,325,000, respectively.
We recognize interest and penalties related to income tax matters within income tax expense. At June 30, 2013 and December 31, 2012, we had accrued interest related to our uncertain tax positions of $400,000 and $643,000, respectively.
We are subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal tax matters through 2009 and state income tax matters for years through 2006. All material foreign income tax matters through 2008 have been substantially concluded as well.
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
The following table presents information about our operating segments for the three and six months ended June 30, 2013 and 2012 (in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods considered to be reasonable by our management.

Consolidated Statements of Operations Data	North America Segment	International Segment	All Other	Consolidated
Three Months Ended June 30, 2013
Revenue	$25,652	$6,985	$1,043	$33,680
Depreciation and amortization	988	76	24	1,088
Operating (loss) income	(923)	1,124	13	214
Three Months Ended June 30, 2012
Revenue	$24,416	$6,362	$885	$31,663
Depreciation and amortization	1,152	92	72	1,316
Operating (loss) income	(1,858)	649	(321)	(1,530)

Six Months Ended June 30, 2013
Revenue	$49,204	$13,536	$2,159	$64,899
Depreciation and amortization	2,006	166	45	2,217
Operating (loss) income	(5,396)	89	(113)	(5,420)
Six Months Ended June 30, 2012
Revenue	$51,540	$12,636	$1,789	$65,965
Depreciation and amortization	2,297	113	104	2,514
Operating (loss) income	(2,553)	1,006	(628)	(2,175)
10. Commitments and Contingent Liabilities

As of June 30, 2013, we were engaged in certain legal matters arising in the ordinary course of business and in certain other matters more fully described below. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
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
The hearing on the liability phase of the arbitration was completed in March 2013 and the parties have submitted post-hearing briefs and reply briefs to the arbitrators.  We are currently awaiting the panel's ruling on the original claims and counterclaims. The panel has also elected to hold an additional hearing on LoJack Ireland's amended counterclaims.
Given the current stage of this matter, we cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation. However, the Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests and pursue its counterclaims vigorously.
California Class Action Litigation
On October 18, 2012, the Company entered into a settlement agreement, or the Settlement Agreement, regarding the following wage-and-hour class and collective action lawsuits described in Part II, “Item 1. Legal Proceedings” in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013: (1) Mike Rutti et al. vs. LoJack Corporation, Inc., which was commenced on April 5, 2006 in the United States District Court for the Central District of California by a former employee alleging violations of the Fair Labor Standards Act, the California Labor Code, and the California Business & Professions Code (the “Federal Court Case”); and (2) Mike Rutti et al. vs. LoJack Corporation, Inc., which was commenced on November 20, 2007 in the Superior Court of California for Los Angeles County (the “Superior Court”) to assert wage-and-hour claims under California law on behalf of current and former Company technicians (the “State Court Case”). Under the terms of the Settlement Agreement, the Company has agreed to pay up to $8,100,000, including plaintiffs' attorneys' fees and costs, to resolve all remaining claims related to the State Court Case. The Company previously disclosed that it estimated the range of possible loss with respect to the State Court Case to be between $970,000 and $30,000,000. The Settlement Agreement involves no admission of wrongdoing, liability or violation of the law by the Company. In addition, the Settlement Agreement bars the named plaintiffs in the State Court Case from pursuing further claims against the Company. Finally, the Company has agreed to waive its pending Federal District Court appeal in the Federal Court Case as part of the Settlement Agreement and to pay the $901,000 awarded by the federal court. The $901,000 in attorneys' fees awarded is not included in the total settlement amount of $8,100,000, and was paid in the fourth quarter of 2012.
The Settlement Agreement was subject to both preliminary and final approval by the Superior Court. The Superior Court granted preliminary approval on December 3, 2012, and the notice of the settlement was distributed to class members in January 2013. Among other things, the notice informed class members of their ability to claim a share of the settlement and stated that the Company could pay less than $8,100,000 depending on the number of shares claimed. The Superior Court then granted final approval on April 30, 2013, and the settlement became final on July 1, 2013.
Based on the number of settlement shares claimed, the Company's total obligation for the State Court Case is $7,477,000, which is $623,000 less than the maximum possible settlement payment. The Company made its first payment of $3,511,000 on July 11, 2013, and its second and final payment of $3,966,000 on July 25, 2013.
During the year ended December 31, 2012, we recorded an additional accrual in the amount of $6,930,000 with respect to our expected obligations under the Settlement Agreement, bringing the total amount accrued for the State Court Case as of December 31, 2012 to $8,100,000. In June 2013, we reversed approximately $623,000 of the original accrual based on the actual number of settlement shares claimed as discussed above.
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
On September 28, 2012, the New York Court entered a Memorandum and Order deciding all of the pending motions. The Court dismissed the plaintiff's claims for tortious interference and violation of the Robinson-Patman Act. The Court denied plaintiff's motion for reconsideration of the previously dismissed claim for violation of the New York Franchise Act. The Court also struck plaintiff's request for punitive damages and attorney's fees in connection with its breach of contract and duty of good faith and fair dealing claims. The Court reconsidered its prior decision and allowed plaintiff's Mass. Gen. Laws c. 93A claim to proceed on a limited basis.
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
ICMS Tax Assessment
On November 11, 2011, our subsidiary, LoJack do Brasil LTDA, or LoJack do Brasil, received notification of an inspection by the tax authorities of the state of São Paulo, Brazil regarding the payment of ICMS (State Value Added Tax, or VAT) tax. The notification concerns imports which were carried out by trading companies on behalf of LoJack do Brasil and which occurred during the time period from January 1, 2007 through December 31, 2009. In May 2012, the state tax authority issued an assessment against LoJack do Brasil in the amount of BRL R$17,371,487 (USD $7,840,534), including penalties and interest that are generally imposed on similar types of tax assessments in Brazil. The assessment arises from a long running dispute between the Brazilian states of Espírito Santo and São Paulo regarding to which state companies like LoJack do Brasil should pay ICMS tax on imports. LoJack do Brasil filed an administrative defense with the São Paulo state tax authority arguing, among other things, that it should not be required to pay ICMS tax to the state of São Paulo, contending that the trading companies were the effective importers of record, that the imported products were physically received in the state of Espírito Santo before they were sent to the state of São Paulo, and that all required ICMS taxes were paid to the state of Espírito Santo.

On March 28, 2013, the São Paulo tax authority rendered its decision in relation to the assessment, finding in favor of the state of São Paulo and confirming that the tax is owed to the state of São Paulo. On April 23, 2013, the Company filed an administrative appeal of that decision. On June 4, 2013, the Company also filed a petition with the Executive Board of São Paulo's Tax Administration (DEAT) requesting the recognition of ICMS payments that were made to the state of Espírito Santo and, consequently, the cancellation of the tax liability with the state of São Paulo.
The Company believes that it has substantial legal and factual defenses and plans to defend its interests vigorously. While we believe a loss is not probable, as of the date hereof, we estimate that the range of possible loss related to this assessment is from $0 to $770,000.
Battery Evaluation
One of our international licensees has reported to us that some of the batteries in LoJack Units it has purchased from us appear to be losing their power prematurely. We are in the early stages of our investigation into the root cause, if any, for this condition and have notified our battery manufacturer, our contract manufacturer and our insurance carrier regarding the issue. Our relevant insurance policy provides up to $5,000,000 of coverage and includes a self-insured retention of $100,000. We believe this policy could help to minimize the possible financial exposure should there be a need to take any action with regard to this issue. Because of the early stage of this investigation, we cannot predict whether any action will be required, nor can we predict the outcome nor estimate the possible loss or range of loss, if any, that we could incur if there was an unfavorable outcome. To date, we have not received confirmation from our insurance carrier that the full cost of this issue will be covered by insurance.

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
Safe Harbor Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 and other securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our markets and customers, our expected capital expenditures, our strategic initiatives, objectives and plans for future operations and products, our ability to sell products to our Argentine licensee, and our expected liquidity, revenue, profit and capital expenditures and resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: (1) the continued and future acceptance of our products and services, including, but not limited to, our pre-install program and new telematics solution; (2) our ability to obtain financing from lenders; (3) the outcome of ongoing litigation involving the Company; (4) the rate of growth in the industries of our customers; (5) the presence of competitors with greater technical, marketing, and financial resources; (6) our customers’ ability to access the credit markets, including changes in interest rates; (7) our ability to promptly and effectively respond to technological change to meet evolving customer needs; (8) our ability to successfully expand our operations, including through the introduction of new products and services; (9) changes in general economic or geopolitical conditions, including the European debt crisis; (10) conditions in the automotive retail market and our relationships with dealers, licensees, partners and agents; (11) the expected timing of purchases by our customers; (12) our ability to achieve the expected benefits from our strategic alliance with TomTom; (13) trade tensions and governmental regulation and restrictions on imports that may affect sales to our licensees; and (14) the timing and potential impact of regulations mandating the installation of tracking devices using GPS and mobile communications technologies. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning us, reference is made to Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by Item 1A "Risk Factors" in Part II of this Quarterly Report, and in our other periodic filings with the Securities and Exchange Commission.
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
North America Segment
Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning, and extended warranty products to consumers. Approximately 83% of our sales in the United States market are made through a distribution network consisting of dealers of new and used automobiles. We believe that we have strong consumer brand awareness in the United States.
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
During 2012, global economic growth slowed to approximately 3.2% as a result of the economic issues in the Eurozone and slowing economic growth in several key newly-developed and emerging markets. The impact on the light vehicle automotive market was varied, with European Union light vehicle sales down approximately 8% and our licensee markets of Brazil, South Africa, and Mexico all growing in the 6% to 10% range. Argentina experienced a slight decline from the prior year. The U.S. light vehicle automotive market posted growth of 13% in 2012 as compared to the prior year.

During 2013, global economic growth is expected to increase by approximately 3.1%, with solid growth expected in the newly industrialized Asian economies, central and Eastern Europe, China, India and Brazil. The United States is expected to realize moderate growth, while Euro area economies are expected to decline slightly. International automotive growth for 2013 is estimated to continue to be varied. Car sales in Europe are expected to decline by approximately 7% over the full year, with risk of more significant weakness in France, Italy and Spain. Our emerging market licensee territories of Brazil, South Africa, and Mexico are expected to experience growth of approximately 1%, 2% and 6%, respectively. The Argentine market is expected to grow in the 3% range. U.S. retail automotive growth in 2013 is expected to continue to outpace the U.S. economy, with analysts estimating growth between 4% and 7%.
North America Segment
Our focus on the U.S. automotive business resulted in significant performance improvement during 2012, with unit sales in the dealer channel increasing 11% as compared to the prior year. In the first quarter of 2013, our unit sales to dealers exceeded retail market performance by 8.1 percentage points, or 17% growth and in the second quarter of 2013, unit sales to dealers exceeded retail market performance by 14 percentage points, or 25% growth. This growth in unit volume during the second quarter was offset by an 8% decrease in average revenue per unit, as our domestic pre-install business, which has lower average revenue per unit, has continued to gain traction. In the second quarter of last year, pre-installed units made up 32% of our U.S. unit sales, while in the second quarter of 2013 that percentage was up to 45% of installed units.
Industry experts are projecting 2013 automotive industry growth to continue to significantly outperform the U.S. economy, with retail vehicle growth in the 4% to 7% range and overall light vehicle sales expected to come in at around 6%, reflecting weaker growth for fleet than retail sales. Two key factors positively impacted demand for our product in 2012. The first factor was the strong and sustained auto demand experienced during 2012.  The 2012 fiscal year was the third year in a row of solid U.S. automotive industry growth. The second factor was the increasing need for profitable, value-add products within Financing and Insurance departments at automotive dealers. Decreased vehicle margins resulting from price transparency and increased brand competition have put pressure on dealerships to increase profit contributions in other areas of the dealership. Our well-known brand and long history of delivering on our consumer value proposition, coupled with a strong value proposition for the dealer, make the LoJack Stolen Vehicle Recovery system an attractive alternative to other after-market products available to the dealership. These two factors have contributed to increased dealer receptivity to our pre-install programs and increased volumes within selling dealers during 2012. These trends of increased pre-installs and increased volume per selling dealer have continued through the first half of 2013. Sluggish U.S. employment growth, lackluster GDP growth, and European economic headwinds continue to be obstacles to sustaining this industry optimism.
Our commercial business experienced revenue growth of 36% during the first six months of 2013 as compared to the same period in the prior year, with demand for our commercial product remaining strong. There has been a high level of interest in our ruggedized self-powered product, which was recognized as one of Equipment Today's 2012 Contractors' Top 50 New Products. Construction spending increased approximately 8% in 2012. Construction starts are expected to outpace economic growth in 2013 at 6%. As the rebound in the construction market continues, rental revenue for construction and industrial equipment is forecast to grow approximately 9% in 2013 and accelerate, resulting in a compounded annual growth rate of almost 13% from 2012 to 2016.
International Segment
Our international business increased in the second quarter of 2013 compared to the same period last year primarily due to an increase in shipments to our licensee in South Africa. In the past, we have experienced quarterly fluctuations in purchases in the International segment, with sales in many of our international markets tending to be higher in the fourth quarter of the year as licensees seek to achieve lower pricing with higher annual unit purchases. We also are experiencing downward pricing pressure and reductions in unit volumes in a number of our markets due to a variety of factors that vary from country to country. Those factors include the relative maturity of the stolen vehicle recovery market in certain highly developed territories, re-use of our products in certain territories, declining theft rates in certain territories, and increasing competitive pressures by both Radio Frequency, or RF, and GPS based tracking systems. We also are faced with uncertainty regarding developing governmental policies and enforcement actions in Argentina that have affected, and may continue to affect, sales to our licensee in that country, as well as uncertainty regarding the timing and potential impact of the Brazilian regulation mandating the installation of tracking devices using GPS positioning and mobile communications technologies.
In Argentina, government controls restricting the importation of goods and the exchange of Argentine Pesos for U.S. Dollars continue to make the exportation of goods from any country to Argentina more difficult. On February 1, 2012, Argentine authorities began requiring all importers to request and receive approval from the Argentine Tax and Customs Authority, or AFIP, prior to each import transaction. While the official processing time is 15 days for such requests, some requests have been put on hold for indefinite periods of time for review. In some cases, importers have been asked to match imports on a dollar-for-dollar basis with exports prior to receiving authorization from AFIP to import goods. Several states and governmental bodies, including the U.S., Japan and the European Union, have submitted complaints and formal requests for the World Trade Organization, or WTO, to establish a Panel to rule on the legality of Argentina's trade measures. The WTO's Director-General composed such a Panel on May 27, 2013. Should the WTO Panel rule in favor of these complainants, Argentina could be ordered to remove the restrictions, or possibly face punitive tariffs from its foreign trading partners. Currently, it is unclear whether these proceedings with the WTO will result in changes to Argentina's trade policies that are favorable to our business.
Our Argentine licensee has informed us that it and its affiliates have developed several commodity export programs with the expectation that our licensee will be permitted to import a dollar amount of goods approximately equivalent to the dollar amount of exports our licensee and its affiliates generate. We have been informed that our Argentine licensee has completed initial exports of commodities. Subsequently, our first 2013 shipments of product to our licensee in Argentina were released during the second quarter. As of June 30, 2013, a majority, but not all of the products contained in such shipments had cleared Argentine customs. More recently, we were informed that the remaining products contained in these initial shipments cleared Argentine customs. Our Argentine license has given us an indication of demand for this year that is based on market demand, subject to completion of final program terms and conditions, and to the ability of our licensee to import our products. If our Argentine licensee and its affiliates are unable to generate significant exports or if the government changes its policies, we may not be able to ship products to Argentina in volumes consistent with this plan or prior years.
In Brazil, our licensee did not purchase any units during the first five months of 2012, but restarted purchases in June 2012 and continued to purchase units during the first quarter of 2013. We are in communication with our Brazilian licensee to determine the level of demand for 2013; however, our sales in 2013 could be impacted by the results of our legal dispute (see Part 1, Item 3, "Legal Proceedings" for detail on the Brazilian licensee litigation). We did not ship any units to our Brazilian licensee during the second quarter of 2013.
Certain of our European territories are experiencing an economic downturn deepened by government wage and pension reductions, rising unemployment and tight consumer credit availability. These conditions have led to declines in consumer spending and are adversely affecting the sale of new vehicles. For the first six months of 2013, certain European automobile industry trade associations have indicated that light vehicle sales in the European Union declined by approximately 6.6%. The effect of lower vehicle sales has been mitigated in part by a positive market response to our new self-powered product.
Our business in Italy continued to grow in terms of subscribers during the second quarter of 2013, and our revenues grew by 3% compared to the second quarter of 2012 primarily due to a larger subscriber base. We entered 2013 with approximately 27,900 subscribers in Italy, and continued growing the number of subscribers, adding approximately 1,250 and 1,350 net new subscribers in the first and second quarters of 2013, respectively. As of June 30, 2013, our business in Italy had a total of approximately 30,500 subscribers. While we continue to grow our subscriber base in Italy, our overall performance is slower than planned in part due to the overall weakness in the Italian economy, tightened access to credit by both our channel partners and consumers, and the continuing decline in new vehicle registrations. During 2012, new car registrations were reported to have declined by 21% as compared to the same period in 2011. This negative trend continued through the second quarter of 2013 as Italian new car registrations are reported to have declined by 10.3% for the first six months.
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
Key Factors of our Business
During 2012, we improved our internal processes and explored opportunities to expand our core businesses in the United States and internationally. Our focus on the U.S. automotive business resulted in significant improvement in performance during 2012, with unit sales in the dealer channel increasing 11% as compared to the prior year, and unit sales in the fourth quarter exceeding retail market performance by 9.5 percentage points, or 21% growth. In our international business we face a number of challenges. In particular, during 2012, the Argentine government imposed significant trade restrictions on imports that restricted the ability of our licensee in that country from purchasing product from us. Our European business has also been impacted by ongoing recessionary pressures. We continue to explore opportunities to expand into new territories and to meet the demand for our products in our existing markets.

We believe that our continued focus on executing our strategic goals for 2013 will enable us to continue our diversification efforts and:

•	Build on the momentum established in 2012 to restore our domestic and Canadian businesses to profitable growth;

•	Grow our existing core licensee business while identifying new territories for international expansion;

•	Expand our products and service offerings through our strategic alliances, the first of which is with TomTom;

•	Increase our investment in those businesses which we view as potential significant sources of future revenue and profit;

•	Streamline and simplify our business processes to improve the overall experience for our customers and continue to aggressively manage our cost structure and discretionary spending; and

•
Develop and maintain highly differentiated products and services in each line of our business while broadening our knowledge of the industry, current markets and potential new markets to pursue going forward.

Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies and estimates which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition and deferred revenue, accounts receivable and income taxes. See the section entitled “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of our critical accounting policies and estimates.
Recently Adopted Accounting Guidance and Accounting Guidance Issued But Not Yet Adopted
See Note 1 to the accompanying condensed unaudited consolidated financial statements for accounting standards adopted recently and issued but not yet adopted.
Results of Operations for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012
Revenue
Revenue for the three months ended June 30, 2013 increased by $2,017,000 as compared to the same period in 2012. The following table presents revenue by our segments (in thousands):

	Three Months Ended June 30,		Percentage Change
	2013	2012	2013 vs. 2012
North America	$25,652	$24,416	5%
International	6,985	6,362	10%
All Other	1,043	885	18%
Total revenue	$33,680	$31,663	6%
Revenue related to our North America segment increased by $1,236,000 for the three months ended June 30, 2013, as compared to the same period in 2012.
Revenue in the North America segment from our dealer channel in the United States increased 6% when compared to the same period in 2012. Revenue in the North America segment from our heavy equipment, or commercial, channel in the United States increased 62% over the same period in 2012. Our motorcycle and direct distribution channels in the United States market saw revenue declines of 28% and 14%, respectively, as compared to the same period in 2012. Revenue in the North America segment from our Canadian business saw a decrease of 18% as compared to the same period in 2012.
The activity that resulted in a 5% increase in our North America segment revenue for the three months ended June 30, 2013 as compared to the same period in 2012 was primarily attributable to:

•	An increase of $2,866,000, or 18%, in revenue from LoJack units due to increased unit volume; partially offset by

•	A decrease of $578,000, or 23%, in revenue from our warranty products;

•	A decrease of $182,000, or 7%, in revenue from our Early Warning products;

•	A decrease of $124,000, or 28%, in revenue attributable to our motorcycle channel; and

•
A decrease of $437,000, or 18%, in Canadian unit and service revenue. The decrease was primarily due to a decrease of $624,000, or 33%, in service revenue driven by a 30% decline in the average number of subscribers to 31,000, partially offset by an increase of $187,000, or 34%, in unit revenue due to a 16% increase in the number of base units sold and a 16% increase in average revenue per unit.
Revenue related to our International segment increased $623,000 for the three months ended June 30, 2013 as compared to the same period in 2012. The increase was primarily due to an increase of $590,000, or 12%, in product revenue from our licensees resulting from a 14,000 increase in the number of units sold in the three months ended June 30, 2013 compared to the same period in 2012.
Revenue related to our All Other segment increased $158,000 for the three months ended June 30, 2013 as compared to the same period in 2012. The increase was primarily the result of an increase of $133,000, or 16%, in the revenue from SCI compared to the same period in 2012 due to an increased demand for cargo tracking services.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (in thousands):

	Three Months Ended June 30,		Percentage Change
	2013	2012	2013 vs. 2012
North America	$12,073	$11,893	2%
International	3,075	2,961	4%
All Other	168	306	(45)%
Total cost of goods sold	$15,316	$15,160	1%
As a percentage of total revenue, total cost of goods sold was 45% and 48% for the three months ended June 30, 2013 and 2012, respectively.
As a percentage of North America revenue, cost of goods sold relating to our North America segment was 47% and 49% for the three months ended June 30, 2013 and 2012, respectively. The decrease in cost of goods sold as a percentage of revenue was primarily due to an accrual of $500,000 having been recorded during the second quarter of 2012 for the estimated probable loss related to certain manufactured batteries that did not meet our technical specifications.
As a percentage of International revenue, cost of goods sold relating to our International segment was 44% and 47% for the three months ended June 30, 2013 and 2012, respectively. The decrease in cost of goods sold as a percentage of revenue was largely due to a decrease in product costs as compared to the same period in the prior year as well as a change in product mix.
As a percentage of All Other revenue, our cost of goods sold relating to our All Other segment was 16% and 35% for the three months ended June 30, 2013 and 2012, respectively. The decrease in cost of goods sold as a percentage of revenue was primarily due to an increase in volume at SCI, resulting in lower fixed cost of goods sold per unit.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Three Months Ended June 30,		Percentage Change
	2013	2012	2013 vs. 2012
Product development	$1,224	$1,308	(6)%
Sales and marketing	8,054	7,698	5%
General and administrative	7,844	7,810	—%
Depreciation and amortization	1,028	1,217	(16)%
Total operating expenses	$18,150	$18,033	1%
Product Development
As a percentage of total revenue, product development expenses were 4% for both the three months ended June 30, 2013 and 2012.
Product development expenses decreased $84,000 for the three months ended June 30, 2013 as compared to the same period in 2012 due to various smaller changes in product development expenses.
Sales and Marketing

As a percentage of total revenue, sales and marketing expenses were 24% for both the three months ended June 30, 2013 and 2012.
The increase of $356,000 of sales and marketing expenses for the three months ended June 30, 2013 as compared to the same period in 2012 was primarily attributable to:

•	An increase in compensation expense of $827,000, primarily due to a $119,000 increase in salaries expense and a $666,000 increase in commissions expense; partially offset by

•	A decrease in advertising expenses of $176,000; and
•A decrease in consulting expenses of $330,000.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 23% and 25% for the three months ended June 30, 2013 and 2012, respectively.
The increase in general and administrative expenses of $34,000 for the three months ended June 30, 2013 as compared to the same period in 2012 was primarily attributable to:

•	An increase in compensation expense of $793,000, primarily due to a $149,000 increase in salaries expense and a $593,000 increase in bonus expense;

•	An increase of $156,000 in expenses related to maintenance contracts;

•	An increase in insurance expenses of $203,000; and

•	An increase of $137,000 primarily relating to increased general and administrative expenses at SCI; partially offset by

•
A decrease of $623,000 relating to our reduction of the accrual for the settlement of the California wage-and-hour class and collective action lawsuits discussed in Part II, Item 1, “Legal Proceedings”;

•	A decrease of $424,000 in bad debt expense; and

•	A decrease of $148,000 in moving expenses.
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expenses were 3% and 4% for the three months ended June 30, 2013 and 2012, respectively.
Depreciation and amortization expenses decreased by $189,000 for the three months ended June 30, 2013 as compared to the same period in 2012. The decrease is primarily related to the retirement of assets as well as certain assets becoming fully depreciated during 2012 and the three months ended June 30, 2013.
Other Income (Expense)
The following table presents our other income (expense) (in thousands):

	Three Months Ended March 31,		Percentage Change
	2013	2012	2013 vs. 2012
Interest income	$28	$43	(35)%
Interest expense	(256)	(187)	37%
Other, net	378	(316)	(220)%
Total other income (expense)	$150	$(460)	(133)%
Total other income (expense) changed by $610,000, from expense of $460,000 for the three months ended June 30, 2012 to income of $150,000 for the three months ended June 30, 2013. This change is primarily attributable to:

•
A $315,000 decrease in losses from our marketable securities, which were reclassified from trading to available-for-sale as of January 1, 2013. Prior to January 1, 2013, our investment in Absolute common stock was accounted for as a trading security and changes in fair value were recorded in the consolidated statement of operations as other income (expense).

•	A $374,000 gain realized upon the sale of a portion of our shares of Absolute common stock during the three months ended June 30, 2013.
Provision (Benefit) for Income Taxes

We recorded a worldwide benefit for income taxes of $2,281,000 for the three months ended June 30, 2013, principally related to a discrete tax benefit of $2,450,000, which was primarily related to the release of tax reserves associated with the settlement of tax examinations during the second quarter. As previously reported, in May 2011 the Internal Revenue Service opened an audit of the Company's 2009 tax return. In 2012 the IRS's audit report was furnished to the congressional Joint Committee on Taxation for their consideration. In April 2013, the Company was notified that the audit process is now complete and that there would be no further changes to our 2009 tax return.
The effective tax rate is higher than the U.S. statutory rate as a result of recording a significant tax benefit associated with the release of tax reserves during the second quarter. We recorded a benefit on our year-to-date Irish loss and are recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continue to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at June 30, 2013.
We recorded a $239,000 provision for income taxes for the three months ended June 30, 2012. This amount was primarily comprised of the provision for income taxes for our Irish and Brazilian subsidiaries. The effective income tax rate for the three month period ended June 30, 2012 was higher than our federal statutory rate in large part because no U.S. income tax benefit was recorded for the current year domestic net operating loss, nor was a foreign tax benefit recorded for foreign tax losses.
Net Income (Loss) Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net income attributable to LoJack Corporation increased by $4,860,000 from a net loss of $2,225,000 for the three months ended June 30, 2012, to a net income of $2,635,000 for the three months ended June 30, 2013. For the three months ended June 30, 2013, the net income per share attributable to LoJack Corporation was $0.15 per diluted share as compared to a net loss of $0.13 per diluted share in the same period in 2012.
Results of Operations for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012
Revenue
Revenue for the six months ended June 30, 2013 decreased by $1,066,000 as compared to the same period in 2012. The following table presents revenue by our segments (in thousands):

	Six Months Ended June 30,		Percentage Change
	2013	2012	2013 vs. 2012
North America	$49,204	$51,540	(5)%
International	13,536	12,636	7%
All Other	2,159	1,789	21%
Total revenue	$64,899	$65,965	(2)%
Revenue related to our North America segment decreased by $2,336,000 for the six months ended June 30, 2013, as compared to the same period in 2012.
Revenue in the North America segment from our dealer channel in the United States decreased by 4% as compared to the same period in 2012. Revenue in the North America segment from our heavy equipment, or commercial, channel in the United States increased 36% over the prior period. Revenue for our motorcycle and direct distribution channels in the United States market saw declines of 37% and 16%, respectively, as compared to the same period in 2012. Revenue in the North America segment from our Canadian business saw a decrease of 19% as compared to the same period in 2012.
The activity that resulted in a 5% decrease in our North America segment revenue for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily attributable to:

•
A decrease of $4,307,000, or 52%, in revenue from our warranty products, which was primarily due to the recognition in the first quarter of 2012 of $3,134,000 of previously deferred revenue upon the transfer of the servicing and liability obligations for the majority of our extended warranty contracts originated in 2011 to a third party;

•	A decrease of $333,000, or 7%, in revenue from our early warning products;

•
A decrease of $929,000, or 19%, in Canadian unit and service revenue, primarily due to a decrease of $1,252,000, or 32%, in service revenue driven by a 29% decline in the average number of subscribers to 33,000 for the six months ended June 30, 2012, partially offset by a $323,000 increase in product revenue as the number of base units sold during the year increased from 4,515 in 2012 to 5,459 in 2013 and average revenue per unit increased 10%; and

•	A decrease of $303,000, or 37%, in revenue from the sale of motorcycle units; partially offset by

•	An increase of $3,822,000, or 12%, in revenue from LoJack units, primarily due to a 22% increase in the number of units sold partially offset by an 8% decrease in average revenue per unit.
Revenue related to our International segment increased $900,000 for the six months ended June 30, 2013 as compared to the same period in 2012. The increase was primarily due to an increase of $838,000, or 8%, in product revenue from our licensees due to a 30,000 increase in the number of units sold in the first six months of 2013 compared to the same period in 2012, partially offset by a 13% decrease in average revenue per unit. Additionally, there was an increase of $79,000, or 10%, in revenue from the sale of infrastructure components, royalty and license fees from our licensees for the six months ended June 30, 2013 compared to the same period in 2012.
Revenue related to our All Other segment increased $370,000 for the six months ended June 30, 2013 as compared to the same period in 2012. The increase was primarily the result of an increase of $328,000, or 19%, in the revenue from SCI for the first six months of 2013 compared to the same period in 2012.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (in thousands):

	Six Months Ended June 30,		Percentage Change
	2013	2012	2013 vs. 2012
North America	$23,666	$24,511	(3)%
International	5,947	5,698	4%
All Other	451	590	(24)%
Total cost of goods sold	$30,064	$30,799	(2)%
As a percentage of total revenue, total cost of goods sold was 46% and 47% for the six months ended June 30, 2013 and 2012, respectively.
As a percentage of North America revenue, cost of goods sold relating to our North America segment was 48% for both the six months ended June 30, 2013 and 2012, respectively.
As a percentage of International revenue, cost of goods sold relating to our International segment was 44% and 45% for the six months ended June 30, 2013 and 2012, respectively.
As a percentage of All Other revenue, our cost of goods sold associated with the All Other segment was 21% and 33% for the six months ended June 30, 2013 and 2012, respectively. The decrease in cost of goods sold as a percentage of revenue was primarily due to an increase in volume at SCI, resulting in lower fixed cost of goods sold per unit.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Six Months Ended June 30,		Percentage Change
	2013	2012	2013 vs. 2012
Product development	$2,666	$2,823	(6)%
Sales and marketing	16,332	14,668	11%
General and administrative	19,163	17,493	10%
Depreciation and amortization	2,094	2,357	(11)%
Total operating expenses	$40,255	$37,341	8%
Product Development
As a percentage of total revenue, product development expenses were 4% for both the six months ended June 30, 2013 and 2012.
Product development expenses decreased $157,000 for the six months ended June 30, 2013 as compared to the same period in 2012, primarily due to a decrease of $96,000 in consulting expense and a $176,000 decrease in research and development expenses, partially offset by a $140,000 increase in compensation expenses.

Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 25% and 22% for the six months ended June 30, 2013 and 2012, respectively.
The increase of $1,664,000 of sales and marketing expenses for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily attributable to:

•	Increased compensation expense of $1,706,000, primarily due to a $648,000 increase in salaries expense, an $864,000 increase in commissions expense and a $187,000 increase in benefits expense;

•	Increased travel and entertainment expenses of $197,000; and

•	Increased expenses of $177,000 relating to our strategic alliance with TomTom; partially offset by

•	Decreased consulting expenses of $299,000;

•	Decreased production agency expenses of $102,000; and

•	Decreased office rent expense of $119,000.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 30% and 27% for the six months ended June 30, 2013 and 2012, respectively.
The increase of general and administrative expenses of $1,670,000 for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily attributable to:

•
An increase in compensation expenses of $952,000, primarily related to an increase of $292,000 in salary expenses, a $940,000 increase in bonus expense, a $331,000 increase in benefits expense, partially offset by a $413,000 decrease in stock-based compensation expense and a $253,000 decrease in expenses relating to temporary employees;

•	An increase of $288,000 in expenses related to maintenance contracts;

•	An increase in insurance expenses of $206,000;

•	An increase of $271,000 in consulting expenses;

•	An increase of $230,000 primarily relating to increased general and administrative expenses at SCI; and

•	An increase of $778,000 in outside legal expenses as a result of increased activity on pending litigation; partially offset by

•
A decrease of $623,000 relating to our reduction of the accrual for the settlement of the California wage-and-hour class and collective action lawsuits discussed in Part II, Item 1, “Legal Proceedings”;

•	A decrease of $489,000 in bad debt expense; and

•	A decrease of $148,000 in moving expenses.
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expenses were 3% and 4% for the six months ended June 30, 2013 and 2012, respectively.
Depreciation and amortization expenses decreased by $263,000, or 11%, for the six months ended June 30, 2013 as compared to the same period in 2012. The decrease is primarily related to the retirement of assets and certain assets becoming fully depreciated during 2012 and the six months ended June 30, 2013.

Other Income (Expense)
The following table presents our other income (expense) (in thousands):

	Six Months Ended June 30,		Percentage Change
	2013	2012	2013 vs. 2012
Interest income	$49	$83	(41)%
Interest expense	(454)	(357)	27%
Other, net	479	422	14%
Total other income (expense)	$74	$148	(50)%
Total other income (expense) for the six months ended June 30, 2013 decreased by $74,000, from $148,000 for the six months ended June 30, 2012, to $74,000 for the same period in 2013. This change is primarily attributable to:

•	Increased interest expense of $97,000, primarily due to an increase in borrowings under our existing Credit Agreement and an increase in the amortization of debt facility costs;

•	A $134,000 decrease in dividend income primarily due to dividends from our Mexican licensee having been received during the six months ended June 30, 2012; and

•
A $199,000 decrease in gains from our marketable securities, which were reclassified from trading to available-for-sale as of January 1, 2013. Prior to January 1, 2013, our investment in Absolute common stock was accounted for as a trading security and changes in fair value were recorded in the consolidated statement of operations as other income (expense).

These decreases in other income (expense) were partially offset by:

•	A $374,000 gain realized upon the sale of a portion of our shares of Absolute common stock during the six months ended June 30, 2013.
Provision (Benefit) for Income Taxes
We recorded a $2,355,000 benefit for income taxes for the six months ended June 30, 2013. This amount is primarily comprised of a benefit for income taxes recorded on the year-to-date loss of LoJack Ireland, our Irish subsidiary, and a discrete tax benefit of $2,450,000, which was primarily related to the release of tax reserves associated with the settlement of tax examinations during the second quarter.
The effective tax rate is higher than the U.S. statutory rate as a result of recording a significant tax benefit associated with the release of tax reserves during the second quarter. We recorded a benefit on our year-to-date Irish loss and are recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continue to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at June 30, 2013.
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
Net Loss Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net loss attributable to LoJack Corporation increased by $507,000 from a net loss of $2,533,000 for the six months ended June 30, 2012, to a net loss of $3,040,000 for the six months ended June 30, 2013. For the six months ended June 30, 2013, the net loss per share attributable to LoJack Corporation was $0.17 per diluted share as compared to a net loss of $0.15 per diluted share in the same period in 2012.

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
On December 29, 2009, we entered into the Credit Agreement with RBS Citizens, N.A., as Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multi-currency revolving credit facility in the maximum amount of USD $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate currencies). The maturity date for the revolving credit loan was January 10, 2014. On March 29, 2013, this Credit Agreement was amended, extending the maturity date to July 31, 2015. The amendment also applies restrictions on dividends and other distributions with respect to our stock in 2013 and amends the Stock Repurchase and Funded Debt to EBITDA ratios. Minimum consolidated EBITDA in the amounts of $3,000,000, $4,000,000 and $5,000,000 for the trailing four quarters ending March 31, 2013, June 30, 2013 and September 30, 2013, respectively, is also required. We have the right to increase the aggregate amount available to be borrowed under the Credit Agreement to USD $50,000,000, subject to certain conditions, including consent of the lenders.
As of June 30, 2013, we had total outstanding borrowings of CAD $15,600,000 (USD $14,832,000) under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of June 30, 2013 was 4.47%. As of June 30, 2013, we also had two outstanding irrevocable letters of credit in the aggregate amount of $723,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends under the Credit Agreement is prohibited in 2013, except with the consent of the lenders and thereafter is permitted but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the loans under the facility. At June 30, 2013, we had borrowing availability of $8,288,000. At June 30, 2013, we were in compliance with all of the financial and non-financial covenants in the Credit Agreement.
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
On October 18, 2012, the Company entered into a settlement agreement with the named plaintiffs in the California wage-and-hour class and collective action lawsuits discussed in Part II, "Item 1. Legal Proceedings” of this Quarterly Report.  Under the terms of the Settlement Agreement, based on the number of settlement shares claimed, the Company's total obligation was $7,477,000, which is $623,000 less than the maximum possible settlement payment. The Company made its first payment of $3,511,000 on July 11, 2013 and its second and final payment of $3,966,000 on July 25, 2013. We have considered the impact that the settlement agreement will have on our liquidity and cash flows and have determined that our existing cash and cash flow from operations are sufficient to allow us to continue to fund our operations and meet future obligations.
On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock under a trading plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, or the Exchange Act, and additionally renewed the remaining management discretionary authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the Repurchase Plan. At June 30, 2013, 1,240,487 shares remained available for repurchase under our Repurchase Plan. Under our existing Credit Agreement, our repurchase activity is limited to $5,000,000 for the period beginning March 29, 2013 through July 31, 2015.
We expect our continuing operation and expansion of the Italian stolen vehicle recovery network and Boomerang’s operating cash deficit, combined with our longer term international investment requirements and domestic expansion, to be funded using existing cash, cash flows from operations and, if needed, our existing credit facility.
For the six months ended June 30, 2013, we had capital expenditures of $2,471,000. We expect our total capital expenditures for 2013 to be between $4,000,000 and $7,200,000. We have funded our 2013 expenditures to date out of our working capital, which was $40,822,000 as of June 30, 2013, and also expect to fund the remainder of these expenditures out of our existing working capital. Nondiscretionary capital expenditures budgeted for 2013 include $2,000,000 to $3,000,000 for enhancement of our core tracking and recovery technology. Discretionary expenditures for 2013, which could be delayed to a future period, include

$2,000,000 to $4,200,000 for investments in our Enterprise Resource Planning system and additional hardware infrastructure. However, we currently have no plans to delay these projects or reduce these spending levels.
We earn a significant amount of our operating income outside the U.S., which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, $27,074,000 of cash and cash equivalents are held by foreign subsidiaries at June 30, 2013. Of the $27,074,000 of cash and cash equivalents held by foreign subsidiaries, $25,537,000, or 94%, is held in USD denominated accounts, with the remaining $1,537,000 held in foreign currency denominated accounts. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash, cash equivalents, short-term investments, cash flows from operations and our borrowing capacity under our Credit Agreement to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as material capital expenditures, for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for the foreseeable future.
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
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2013	2012
Cash provided by (used in):
Operating activities	$(3,737)	$(8,176)
Investing activities	(694)	(865)
Financing activities	1,759	1,001
Effect of exchange rate changes on cash	78	(66)
Decrease in cash and cash equivalents	$(2,594)	$(8,106)
Cash used in operating activities decreased by $4,439,000 during the six months ended June 30, 2013, compared to the same period in 2012. The decrease was primarily attributable to a decrease in cash used by other working capital items of $6,335,000 partially offset by a net increase of $1,896,000 in losses excluding non-cash items.
Investing activities used $694,000 of cash during the six months ended June 30, 2013, as compared to $865,000 of cash used during the same period in 2012. The $171,000 decrease in cash used for investing activities was primarily due to an increase of $1,488,000 in proceeds from the sale of our marketable securities and a $178,000 change in restricted cash activity, partially offset by a $1,578,000 increase in capital expenditures in the six months ended June 30, 2013 as compared to the same period in 2012.
Financing activities provided $1,759,000 of cash during the six months ended June 30, 2013, as compared to providing $1,001,000 of cash during the same period in 2012. The $758,000 increase was primarily attributable to an increase in proceeds, net of repayments, from our debt and short term borrowings of $497,000 under our existing Credit Agreement, an increase of $165,000 due to a decrease in tax withholdings related to stock grants and lapses and a decrease of $96,000 in cash used for stock repurchase activity.
Item 3.        Quantitative and Qualitative Disclosures about Market Risk
We have limited exposure to market risk due to the nature of the financial instruments carried on our consolidated balance sheet. Our financial instruments as of June 30, 2013 consisted of cash and cash equivalents, marketable securities, other assets, accounts receivable, accounts payable, accrued liabilities, long-term debt and credit facilities. Our financial position is subject to market risk, including, but not limited to, changes in the value of financial instruments including those resulting from changes in interest rates, foreign currency exchange rates and market valuation. As of June 30, 2013, the fair value of these financial instruments approximated their carrying values.
We are exposed to changes in interest rates primarily through amounts outstanding under our Credit Agreement. As of June 30, 2013, we analyzed the effect of interest rates on our variable-rate Credit Agreement, for which there was CAD $15,600,000 (USD $14,832,000) of outstanding borrowings as of June 30, 2013. Based on the outstanding borrowings under the Credit Agreement at June 30, 2013, a 1% increase in the interest rate would result in an additional $148,000 of annual interest expense.

We are subject to foreign currency risk through our international operations. As of June 30, 2013, we held cash denominated in foreign currencies, primarily in the Euro, Canadian Dollar, and Brazilian Real. These assets accounted for approximately 6% of our total cash and cash equivalents held by our foreign subsidiaries at June 30, 2013. We translate accounts for subsidiaries whose functional currency is not the U.S. Dollar using exchange rates in effect at period-end for assets and liabilities, and exchange rates averaged over the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the consolidated statement of operations. As a result, both positive and negative currency fluctuations against the U.S. Dollar may affect our results of operations and accumulated other comprehensive income. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of our International segment revenue is denominated in U.S. Dollars. This situation may change in the future if revenue earned and expenses incurred denominated in foreign currencies increases.
We manage future foreign exchange risk exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge is cost effective. As of June 30, 2013, we had no derivative contracts outstanding. We do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off balance sheet financing transactions. We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.
We are exposed to market valuation risks related to securities we hold that are carried at fair value. Our marketable securities consist of Absolute common stock which is accounted for as an available-for-sale security and is valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. Prior to January 1, 2013, our investment in Absolute common stock was accounted for as a trading security and changes in fair value were recorded in the consolidated statement of operations as other income (expense). In June 2013, we sold 217,500 of these shares, our cost basis for which was $1,114,000. Our cost basis for the shares sold was calculated using the per share value of our investment as of January 1, 2013. Prior to January 1, 2013, these securities were classified as trading securities and thus any changes in fair value prior to 2013 were recorded in the consolidated statement of operations as other income (expense). As a result of this sale, a gross realized gain of $374,000 has been reclassified from accumulated other comprehensive income to other income (expense) for the three and six months ended June 30, 2013. For the three and six months ended June 30, 2013, we recorded unrealized gains on the remaining 149,000 shares held of $135,000 and $202,000, respectively. For the three and six months ended June 30, 2012, we recorded losses of $315,000 and gains of $199,000, respectively, relating to the 366,500 shares of Absolute held.
Our other assets include our investment in our French licensee, in the form of a publicly-traded common stock, accounted for as an available-for-sale security and valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. During the three and six months ended June 30, 2013, we recorded unrealized gains on our investment of $9,000 and unrealized losses of $58,000, respectively. During the three and six months ended June 30, 2012, we recorded unrealized gains on our investment of $22,000 and $159,000, respectively. Realized gains and losses on available-for-sale securities are included in other income (expense).
As of June 30, 2013, we held $45,998,000 of cash and cash equivalents. Of this balance, $1,537,000, or 3%, is denominated in foreign currencies, including the Canadian Dollar, Euro and Brazilian Real. The remaining $44,461,000, or 97%, is denominated in U.S. Dollars. At June 30, 2013, $27,486,000, or 60%, of our total cash and cash equivalents balance was held in money market accounts, with the remaining $18,512,000 held in traditional deposit accounts.
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

PART II—OTHER INFORMATION
Item 1.        Legal Proceedings
As of June 30, 2013, we were subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
California Class Action Litigation
On October 18, 2012, the Company entered into a settlement agreement, or the Settlement Agreement, regarding the following wage-and-hour class and collective action lawsuits described in Part II, “Item 1. Legal Proceedings” in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013: (1) Mike Rutti et al. vs. LoJack Corporation, Inc., which was commenced on April 5, 2006 in the United States District Court for the Central District of California by a former employee alleging violations of the Fair Labor Standards Act, the California Labor Code, and the California Business & Professions Code (the “Federal Court Case”); and (2) Mike Rutti et al. vs. LoJack Corporation, Inc., which was commenced on November 20, 2007 in the Superior Court of California for Los Angeles County (the “Superior Court”) to assert wage-and-hour claims under California law on behalf of current and former Company technicians (the “State Court Case”). Under the terms of the Settlement Agreement, the Company has agreed to pay up to $8,100,000, including plaintiffs' attorneys' fees and costs, to resolve all remaining claims related to the State Court Case. The Company previously disclosed that it estimated the range of possible loss with respect to the State Court Case to be between $970,000 and $30,000,000. The Settlement Agreement involves no admission of wrongdoing, liability or violation of the law by the Company. In addition, the Settlement Agreement bars the named plaintiffs in the State Court Case from pursuing further claims against the Company. Finally, the Company has agreed to waive the attorneys' fee appeal in the Federal Court Case as part of the Settlement Agreement and to pay the $901,000 awarded by the federal court. The $901,000 in attorneys' fees awarded is not included in the total settlement amount of $8,100,000, and was paid during the fourth quarter of 2012.
The Settlement Agreement was subject to both preliminary and final approval by the Superior Court. The Superior Court granted preliminary approval on December 3, 2012, and the notice of the settlement was distributed to class members in January 2013. Among other things, the notice informed class members of their ability to claim a share of the settlement and stated that the Company could pay less than $8,100,000 depending on the number of shares claimed. The Superior Court then granted final approval on April 30, 2013, and the settlement became final on July 1, 2013.
Based on the number of settlement shares claimed, the Company's total obligation for the State Court Case is $7,477,000, which is $623,000 less than the maximum possible settlement payment. The Company made its first payment of $3,511,000 on July 11, 2013 and its second and final payment of $3,966,000 on July 25, 2013.
During the year ended December 31, 2012, we recorded an additional accrual in the amount of $6,930,000 with respect to our expected obligations under the Settlement Agreement, bringing the total amount accrued for the State Court Case as of December 31, 2012 to $8,100,000. In June 2013, we reversed approximately $623,000 of the original accrual based on the actual number of settlement shares claimed as discussed above.
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
The hearing on the liability phase of the arbitration was completed in March 2013 and the parties have submitted post-hearing briefs and reply briefs to the arbitrators.  We are currently awaiting the panel's ruling on the original claims and counterclaims. The panel has also elected to hold an additional hearing on LoJack Ireland's amended counterclaims.
Given the current stage of this matter, we cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation. However, the Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests and pursue its counterclaims vigorously.
ICMS Tax Assessment
On November 11, 2011, our subsidiary, LoJack do Brasil LTDA, or LoJack do Brasil, received notification of an inspection by the tax authorities of the state of São Paulo, Brazil regarding the payment of ICMS (State Value Added Tax, or VAT) tax. The notification concerns imports which were carried out by trading companies on behalf of LoJack do Brasil and which occurred during the time period from January 1, 2007 through December 31, 2009. In May 2012, the state tax authority issued an assessment against LoJack do Brasil in the amount of BRL R$17,371,487 (USD $7,840,534), including penalties and interest that are generally imposed on similar types of tax assessments in Brazil. The assessment arises from a long running dispute between the Brazilian states of Espírito Santo and São Paulo regarding to which state companies like LoJack do Brasil should pay ICMS tax on imports. LoJack do Brasil filed an administrative defense with the São Paulo state tax authority arguing, among other things, that it should not be required to pay ICMS tax to the state of São Paulo, contending that the trading companies were the effective importers of record, that the imported products were physically received in the state of Espírito Santo before they were sent to the state of São Paulo, and that all required ICMS taxes were paid to the state of Espírito Santo.
On March 28, 2013, the São Paulo tax authority rendered its decision in relation to the assessment, finding in favor of the state of São Paulo and confirming that the tax is owed to the state of São Paulo. On April 23, 2013, the Company filed an administrative appeal of that decision. On June 4, 2013, the Company also filed a petition with the Executive Board of São Paulo's Tax Administration (DEAT) requesting the recognition of ICMS payments that were made to the state of Espírito Santo and, consequently, the cancellation of the tax liability with the state of São Paulo.
The Company believes that it has substantial legal and factual defenses and plans to defend its interests vigorously. While we believe a loss is not probable, as of the date hereof, we estimate that the range of possible loss related to this assessment is from $0 to $770,000.

Item 1A.    Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition, or future results. The following updates our risk factors included in our 2012 Form 10-K:
We are subject to financial and reputational risks due to product recalls resulting from product quality and liability issues.
We rely on third-party manufacturers of our LoJack Units and critical components of LoJack Units. Product quality and liability issues present significant risks. Our efforts and the efforts of our third party suppliers to maintain product quality may not be successful. From time to time, we receive reports from our customers, licensees or partners regarding potential quality issues with respect to our products or components of our products. As of the date of this Quarterly Report on Form 10-Q, we are in the early stages of investigating a report from one of our international licensees that some of the batteries in LoJack Units it has purchased from us appear to be losing their power prematurely. As a result of these types of quality issues, we may incur expenses in connection with, for example, replacing inventory, product recalls and lawsuits, and our brand image and reputation may suffer. Any material expenses, product recall or lawsuit seeking significant monetary damages could have a material adverse effect on our business, results of operations and financial condition. A product recall could generate substantial negative publicity about our products and business, and could interfere with our manufacturing plans and product delivery obligations as we seek to replace or repair affected products. Although we may have product liability insurance with respect to certain of our products, a number of criteria need to be met in order for our coverage to apply. If we do not have insurance sufficient to cover the costs associated with a product recall, the expenses we would incur in connection with a product recall could have a material adverse effect on our operating results.
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
During the second quarter of 2013, a sample of batteries produced by one of our component suppliers failed to meet our lot acceptance testing standards. Further production of batteries by this component manufacturer has been curtailed pending an investigation into the reasons and potential impact of these failures. As of the date of this Quarterly Report on Form 10-Q, we are continuing our investigation. While we currently have a sufficient stock of available batteries that has allowed us to continue production of our battery-powered LoJack Units, a continued curtailment of battery production could cause us to incur material cost increases or create supply disruptions to our customers, which could have a material adverse effect on sales of battery-powered LoJack Units and our results of operations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized a stock repurchase plan with total repurchase authority of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the repurchase plan.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1 to April 30, 2013	—	—	—	1,240,487
May 1 to May 31, 2013	3,426	3.55	—	1,240,487
June 1 to June 30, 2013	—	—	—	1,240,487
Total	3,426	$3.55	—	1,240,487
_____________________

(1)	Includes shares withheld from equity awards that vested in May 2013 to satisfy minimum tax withholding obligations that arose upon vesting.
(2)
On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock, and additionally renewed the remaining management discretion authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. The plan does not have a stated expiration date.

Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
On May 17, 2013, the Company and LoJack Ireland entered into a letter agreement with Celestica LLC, or Celestica, providing for the renewal of that certain Agreement for Manufacture, dated November 25, 2010, among the Company, LoJack Ireland and Celestica, for an additional term of two years commencing on November 25, 2013. The Agreement to Manufacture relates to the Company's contract manufacturing arrangement for the LoJack Unit and certain other LoJack System components. The Agreement for Manufacture was filed by the Company as Exhibit 10CC to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010.

Item 6.        Exhibits
(a) Exhibits

Exhibit
No.	Description
10.1+*	Form of LoJack Corporation 2008 Stock Incentive Plan Stock Option Agreement.
10.2+*	Form of LoJack Corporation 2008 Stock Incentive Plan Restricted Stock Agreement.
10.3+*	Form of LoJack Corporation 2008 Stock Incentive Plan Restricted Stock Agreement (Incentive Stock).
10.4+*	Form of LoJack Corporation 2008 Stock Incentive Plan Restricted Stock Agreement (Director Grants).
10.5+*	LoJack Short Term Incentive Plan (as amended and restated).
10.6+*	Form of Change of Control Agreement for Chief Executive Officer/Chief Financial Officer.
10.7+*	Form of Change of Control Agreement for Non-CEO/CFO Executive Officers.
10.8*	Renewal of Agreement for Manufacture, between LoJack Corporation and LoJack Equipment Ireland Limited and Celestica Corporation, dated May 17, 2013
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification.
32**	Certification Pursuant to 18 U.S.C. Section 1350.
101**
The following materials from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

______________________

+	Indicates an exhibit which constitutes a management contract or compensatory plan or agreement.
*	Indicates an exhibit which is filed herewith.
**	Indicates an exhibit which is furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation Registrant
Date: August 9, 2013	By:	/s/ Randy L. Ortiz
Randy L. Ortiz
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2013	By:	/s/ Donald R. Peck
Donald R. Peck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)