Form 10-Q
period 2013-09-30
LOJACK CORP
filed 2013-11-08
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of November 1, 2013, there were 18,670,906 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,924	$48,592
Restricted cash	47	225
Marketable securities at fair value	—	1,877
Accounts receivable, net of allowances of $2,075 and $2,599, respectively	21,201	20,037
Inventories	7,501	7,123
Prepaid and other expenses	2,182	2,917
Prepaid and receivable income taxes	926	1,319
Deferred income taxes	399	586
Total current assets	74,180	82,676
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $48,337 and $49,250, respectively	12,084	11,686
DEFERRED INCOME TAXES	—	145
INTANGIBLE ASSETS—NET	93	100
GOODWILL	1,245	1,245
OTHER ASSETS—NET	4,963	6,076
TOTAL ASSETS	$92,565	$101,928
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term debt	$274	$274
Accounts payable	5,195	5,979
Accrued and other liabilities	9,205	15,827
Current portion of deferred revenue	11,637	13,274
Accrued compensation	5,917	3,290
Total current liabilities	32,228	38,644
LONG TERM DEBT	15,627	13,820
DEFERRED REVENUE	11,601	13,395
DEFERRED INCOME TAXES	399	586
OTHER ACCRUED LIABILITIES	84	3,994
ACCRUED COMPENSATION	2,073	1,243
Total liabilities	62,012	71,682
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)	—	—
EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding 18,670,906 at September 30, 2013 and 18,187,703 at December 31, 2012	186	182
Additional paid-in capital	24,567	23,261
Accumulated other comprehensive income	6,508	6,191
Retained earnings (accumulated deficit)	(643)	737
Total LoJack Corporation equity	30,618	30,371
Noncontrolling interest in subsidiary	(65)	(125)
Total equity	30,553	30,246
TOTAL LIABILITIES AND EQUITY	$92,565	$101,928
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenue	$34,796	$32,739	$99,696	$98,705
Cost of goods sold	15,769	14,590	45,833	45,389
Gross profit	19,027	18,149	53,863	53,316
Costs and expenses:
Product development	1,360	1,425	4,026	4,247
Sales and marketing	7,915	7,257	24,247	21,924
General and administrative	8,182	8,162	27,968	25,658
Legal settlement	—	6,930	(623)	6,930
Depreciation and amortization	820	922	2,914	3,279
Total	18,277	24,696	58,532	62,038
Operating loss	750	(6,547)	(4,669)	(8,722)
Other income (expense):
Interest income	25	33	73	116
Interest expense	(246)	(181)	(701)	(539)
Other, net	255	(206)	736	217
Total	34	(354)	108	(206)
Income (loss) before (benefit) provision for income taxes	784	(6,901)	(4,561)	(8,928)
(Benefit) provision for income taxes	(887)	358	(3,241)	855
Net income (loss)	1,671	(7,259)	(1,320)	(9,783)
Less: Net income attributable to the noncontrolling interest	11	53	60	62
Net income (loss) attributable to LoJack Corporation	$1,660	$(7,312)	$(1,380)	$(9,845)
Net income (loss) per share attributable to LoJack Corporation:
Basic	$0.09	$(0.42)	$(0.08)	$(0.56)
Diluted	$0.09	$(0.42)	$(0.08)	$(0.56)
Weighted average shares:
Basic	17,729,319	17,616,831	17,664,875	17,492,315
Diluted	18,020,295	17,616,831	17,664,875	17,492,315

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net income (loss)	$1,671	$(7,259)	$(1,320)	$(9,783)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(417)	(588)	473	(603)
Net unrealized gains (losses) on marketable securities	(300)	(57)	(156)	102
Total comprehensive income (loss)	954	(7,904)	(1,003)	(10,284)
Less: Comprehensive income attributable to noncontrolling interest	11	53	60	62
Comprehensive income (loss) attributable to LoJack Corporation	$943	$(7,957)	$(1,063)	$(10,346)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,320)	$(9,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,477	1,979
Depreciation and amortization	3,098	3,507
Non cash revenue from warrants	(410)	(410)
Allowance for doubtful accounts	(580)	(120)
Deferred income taxes	145	34
Gain on disposal of property and equipment	(73)	(30)
Gain (loss) on marketable securities	(591)	57
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(587)	6,276
Inventories	(388)	(1,770)
Prepaid and other expenses	596	713
Prepaid and receivable income taxes	394	(96)
Other assets	94	157
Accounts payable	(789)	(1,558)
Accrued and other liabilities	(7,010)	5,139
Deferred revenue, net of deferred cost of goods sold	(2,152)	(7,848)
Net cash used in operating activities	(8,096)	(3,753)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(3,552)	(1,951)
Proceeds from the sale of marketable securities	2,468	—
Proceeds from the sale of fixed assets	120	28
Restricted cash	178	—
Net cash used in investing activities	(786)	(1,923)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	2,277	1,999
Payment of tax withholding obligations related to stock compensation	(55)	(227)
Repurchase of common stock	(111)	(96)
Net cash provided by financing activities	2,111	1,676
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	103	(44)
DECREASE IN CASH AND CASH EQUIVALENTS	(6,668)	(4,044)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,592	49,645
CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,924	$45,601
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by LoJack Corporation and its subsidiaries, or LoJack, we, our, or the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. The unaudited condensed consolidated financial statements include the accounts of LoJack, our wholly-owned subsidiaries, and SC-Integrity, or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly our financial position as of September 30, 2013, our results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012, and our cash flows for the nine months ended September 30, 2013 and 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.
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

A reconciliation of weighted average shares used for the basic and diluted computations for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,
	2013	2012
Weighted average shares for basic	17,729,319	17,616,831
Dilutive effect of stock options and unvested restricted stock	290,976	—
Weighted average shares for diluted	18,020,295	17,616,831

	Nine Months Ended September 30,
	2013	2012
Weighted average shares for basic	17,664,875	17,492,315
Dilutive effect of stock options and unvested restricted stock	—	—
Weighted average shares for diluted	17,664,875	17,492,315
For the three months ended September 30, 2013, 2,640,049 stock options and zero shares of restricted stock were excluded from the computation of diluted net income per share because the effect of including such shares would be antidilutive. Because of the net losses reported for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012, all shares of stock issuable pursuant to stock options and unvested stock have not been considered for dilution as their effect would be antidilutive. For the nine months ended September 30, 2013, 2,810,954 stock options and 955,482 shares of restricted stock were excluded from the computation of diluted net loss per share because the effect of including such shares would be antidilutive. For the three and nine months ended September 30, 2012, 2,888,585 stock options and 638,663 shares of unvested restricted stock were excluded from the computation of diluted net loss per share. Performance shares totaling 325,975 and 19,132 were excluded from the computation of earnings per share for the three and nine months ended September 30, 2013 and 2012, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.
3. Inventories
Inventories are classified as follows (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$208	$132
Work in process	157	141
Finished goods, net	7,136	6,850
Total inventories	$7,501	$7,123
4. Stock Compensation
Stock Options
The following table presents activity of all stock options for the nine months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	2,878,860	$6.18
Granted	214,278	3.40
Exercised	—	—
Canceled, expired or forfeited	(282,184)	7.19
Outstanding at September 30, 2013	2,810,954	5.87	3.65	$82
Vested at September 30, 2013 and unvested expected to vest	2,779,436	5.90	3.63	$79
Exercisable at September 30, 2013	1,925,619	$6.98	2.80	$23

The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $3.20 per share as of September 30, 2013.
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
The following table presents activity of all unvested restricted stock for the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2013	608,903	$3.75
Granted	587,827	3.37
Vested	(189,289)	4.30
Forfeited and cancelled	(51,959)	3.96
Unvested at September 30, 2013	955,482	$3.40
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
The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a recurring basis at September 30, 2013 and December 31, 2012, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$708	$708	$—	$—
Nonqualified deferred compensation plan obligation	(708)	(708)	—	—
Equity investment in French licensee	345	345	—	—
Total	$345	$345	$—	$—

		Fair Value Measurements at Reporting Date Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$780	$780	$—	$—
Nonqualified deferred compensation plan obligation	(780)	(780)	—	—
Marketable securities	1,877	1,877	—	—
Equity investment in French licensee	500	500	—	—
Total	$2,377	$2,377	$—	$—
Our Nonqualified Deferred Compensation Plan investments consist of mutual fund shares that are publicly traded and for which market prices are readily available. Gains and losses related to such investments are recorded in other income (expense) in the consolidated statement of operations. For the three and nine month periods ended September 30, 2013, we recorded gains of $39,000 and $86,000, respectively. For the three and nine month periods ended September 30, 2012, we recorded gains related to our investments of $28,000 and $70,000, respectively.
Our marketable securities as of December 31, 2012 consisted of 366,500 common shares of Absolute Software Inc. Absolute Software Inc., or Absolute, is a Vancouver, British Columbia, Canada based computer security company. As of January 1, 2013, these securities were reclassified from trading to available for sale securities. These shares are publicly traded and their market price is readily available. The unrealized gains and losses on available for sale securities are recorded, net of tax, through accumulated other comprehensive income on the consolidated balance sheet. In June 2013, we sold 217,500 of these shares, our basis for which was $1,114,000. In July 2013, we sold the remaining 149,000 shares, our basis for which was $763,000. Our basis was calculated using the per share value of our investment as of January 1, 2013. Prior to January 1, 2013, these securities were classified as trading securities and thus any changes in fair value prior to 2013 were recorded in the consolidated statement of operations as other income (expense). As a result of these sales, during the second and third quarters of 2013, gross realized gains of $374,000 and $217,000, respectively, have been reclassified from accumulated other comprehensive income to other income (expense). See Note 7 for further detail of amounts reclassified out of accumulated other comprehensive income. For the three and nine months ended September 30, 2012, we recorded losses of $256,000 and $57,000, respectively, relating to the 366,500 shares of Absolute held at that time.
Our investment in the common stock of our French licensee is included in other assets on our consolidated balance sheet and consists of publicly traded shares with a market price that is readily available. The gains and losses on our investment are recorded, net of tax, through accumulated other comprehensive income on the consolidated balance sheet. During the three and nine months ended September 30, 2013, we recorded unrealized losses on our investment of $98,000 and $156,000, respectively. During the three and nine months ended September 30, 2012, we recorded unrealized losses on our investment of $57,000 and unrealized gains of $102,000, respectively.
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

The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	496	—	—	496
Total	$2,037	$—	$—	$2,037

		Fair Value Measurements at Reporting Date Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	496	—	—	496
Total	$2,037	$—	$—	$2,037
As of September 30, 2013, our investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, and a 17.5% equity interest in our Benelux licensee, totaling $496,000. Our investments in the aforementioned licensees are included in other assets on our consolidated balance sheet and are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. Management periodically reviews the carrying value of these investments using Level 3 inputs, which include cash flow projections, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no indicators of impairments to the fair value of these investments for all periods presented.
Financial Instruments not Measured at Fair Value
Some of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, short-term debt and accounts payable are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.
At September 30, 2013, the carrying value of $15,627,000 of our long-term debt approximated the fair value because our multicurrency revolving credit agreement, or the Credit Agreement, which was established on December 29, 2009 and amended on September 30, 2010, December 29, 2010 and March 29, 2013, carries a variable rate of interest which is adjusted periodically and reflects current market conditions. Also see Note 6 below.
6. Debt
As of September 30, 2013 and December 31, 2012, our debt consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Short-term debt:
SCI convertible promissory note	$274	$274
Long-term debt:
Term loan	15,627	13,820
Total Debt	$15,901	$14,094
On August 10, 2010, SCI issued a one year, 11% interest Convertible Promissory Note totaling $400,000 to its shareholders. On October 14, 2011, a new 11% Convertible Promissory Note totaling $752,000 and maturing on October 1, 2014, was issued, replacing the outstanding principal and interest under the original note. The amount of the note due to noncontrolling holders of SCI, $274,000, is classified as short-term debt on our consolidated balance sheet.

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
As of September 30, 2013, we had total outstanding borrowings of CAD $16,100,000 (USD $15,627,000) under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of September 30, 2013 was 4.47%. As of September 30, 2013, we also had two outstanding irrevocable letters of credit in the aggregate amount of $734,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends under the Credit Agreement is prohibited in 2013, except with the consent of the lenders and thereafter is permitted but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the loans under the facility. At September 30, 2013, we had borrowing availability of $10,166,000. At September 30, 2013, we were in compliance with all of the financial and non-financial covenants in the Credit Agreement.
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
7. Accumulated Other Comprehensive Income
Total accumulated other comprehensive income and its components were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Marketable Securities	Total Accumulated Other Comprehensive Income
Balance at December 31, 2012	$5,875	$316	$6,191
Foreign currency translation adjustments	473		473
Unrealized gain on marketable securities		435	435
Balance at September 30, 2013 before reclassifications	$6,348	$751	$7,099
Amounts reclassified from accumulated other comprehensive income	—	(591)	(591)
Balance at September 30, 2013	$6,348	$160	$6,508

Amounts reclassified from accumulated other comprehensive income to net income during the nine month period ended September 30, 2013 were as follows (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified from Accumulated Other Comprehensive Income	Statement of Operations Line Item Affected
Available for Sale Securities
Realized gain on sale of Absolute Software securities[1]	$591	Other income/expense
	—	Income tax expense[2]
	$591	Net of tax
1During the nine months ended September 30, 2013, we sold 366,500 shares of Absolute Software common stock. As a result of this sale, we reclassified a gross realized gain of $591,000 from accumulated other comprehensive income to other income (expense).
2As discussed in Note 8, we have maintained a full valuation allowance on our net U.S. deferred tax assets since the second quarter of 2010. As such, no income tax effect was reclassified from accumulated other comprehensive income for the gains realized upon our sale of Absolute Software common stock.
8. Income Taxes
We recorded a worldwide benefit for income taxes of $887,000 for the three months ended September 30, 2013. This benefit is principally related to a discrete tax benefit of $997,000 associated with the release of a tax reserve and accrued interest due to the expiration of the statute of limitations associated with an uncertain tax position during the third quarter.
The effective tax rate is higher than the U.S. statutory rate as a result of recording a significant tax benefit associated with the release of tax reserves during the third quarter. We recorded a tax provision on our year-to-date Irish profits and are recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continue to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at September 30, 2013.
We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue, stock compensation and net operating loss carryforwards. The FASB authoritative guidance on accounting for income taxes requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We maintain a full valuation allowance against our net U.S. deferred tax assets, which was recorded during the second quarter of 2010, and did not recognize any deferred tax benefits related to U.S. net losses incurred during the three and nine months ended September 30, 2013. We will maintain a full valuation allowance on our net U.S. and non-Irish foreign subsidiaries' deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
As of September 30, 2013, we had no material gross unrecognized tax benefits. As of December 31, 2012, we had $18,629,000 of gross unrecognized tax benefits (excluding accrued interest), of which approximately $15,304,000, if recognized, would not affect the Company's tax rate and would result in an increase in capital loss and net operating loss carryforwards which would be subject to a full valuation allowance. The liability amounts (excluding accrued interest) related to the unrecognized tax benefits recorded at September 30, 2013 and December 31, 2012 were zero and $3,325,000, respectively.
We recognize interest and penalties related to income tax matters within income tax expense. At September 30, 2013 and December 31, 2012, we had accrued interest related to our uncertain tax positions of zero and $643,000, respectively.
We are subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal tax matters through 2009 and state income tax matters for years through 2006. Additionally, in August 2013 the Internal Revenue Service opened an audit of the Company's 2010 U.S. federal income tax return. All material foreign income tax matters through 2008 have been substantially concluded as well.
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
The following table presents information about our operating segments for the three and nine months ended September 30, 2013 and 2012 (in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods considered to be reasonable by our management.

Consolidated Statements of Operations Data	North America Segment	International Segment	All Other	Consolidated
Three Months Ended September 30, 2013
Revenue	$25,421	$8,317	$1,058	$34,796
Depreciation and amortization	783	76	21	880
Operating (loss) income	(1,134)	1,944	(60)	750
Three Months Ended September 30, 2012
Revenue	$24,105	$7,608	$1,026	$32,739
Depreciation and amortization	874	85	34	993
Operating (loss) income	(6,565)	362	(344)	(6,547)

Nine Months Ended September 30, 2013
Revenue	$74,626	$21,853	$3,217	$99,696
Depreciation and amortization	2,789	243	66	3,098
Operating (loss) income	(6,529)	2,033	(173)	(4,669)
Nine Months Ended September 30, 2012
Revenue	$75,645	$20,245	$2,815	$98,705
Depreciation and amortization	3,171	199	137	3,507
Operating (loss) income	(9,118)	1,368	(972)	(8,722)
10. Commitments and Contingent Liabilities
As of September 30, 2013, we were engaged in certain legal matters arising in the ordinary course of business and in certain other matters more fully described below. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
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
On November 22, 2011, LoJack Ireland brought a counterclaim against Tracker do Brasil LTDA in the ICDR. The counterclaim asserts Tracker do Brasil LTDA's breach of contract, breach of the implied covenant of good faith and fair dealing, business defamation, negligent misrepresentation, and violation of Mass. Gen. Laws c. 93A, and seeks recovery of monetary damages from past and continuing economic injury as well as damages and reasonable attorneys' fees and costs under Mass. Gen. Laws c. 93A.

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
The hearing on the liability phase of the arbitration was completed in March 2013 and the parties have submitted post-hearing briefs and reply briefs to the arbitrators.  We are currently awaiting the panel's ruling on the original claims and counterclaims. The panel has also elected to hold an additional hearing on LoJack Ireland's amended counterclaims beginning November 18, 2013.
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
ICMS Tax Assessment
On November 11, 2011, our subsidiary, LoJack do Brasil LTDA, or LoJack do Brasil, received notification of an inspection by the tax authorities of the state of São Paulo, Brazil regarding the payment of ICMS (State Value Added Tax, or VAT) tax. The notification concerns imports which were carried out by trading companies on behalf of LoJack do Brasil and which occurred during the time period from January 1, 2007 through December 31, 2009. In May 2012, the state tax authority issued an assessment against LoJack do Brasil in the amount of BRL R$17,371,487 (USD $7,789,904), including penalties and interest that are generally imposed on similar types of tax assessments in Brazil. The assessment arises from a long running dispute between the Brazilian states of Espírito Santo and São Paulo regarding to which state companies like LoJack do Brasil should pay ICMS tax on imports. LoJack do Brasil filed an administrative defense with the São Paulo state tax authority arguing, among other things, that it should not be required to pay ICMS tax to the state of São Paulo, contending that the trading companies were the effective importers of record, that the imported products were physically received in the state of Espírito Santo before they were sent to the state of São Paulo, and that all required ICMS taxes were paid to the state of Espírito Santo.
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
The Company believes that it has substantial legal and factual defenses and plans to defend its interests vigorously. While we believe a loss is not probable, as of the date hereof, we estimate that the range of possible loss related to this assessment is from $0 to $750,000.
Battery Evaluation
We have recently been notified by some of our international licensees that some of the batteries in LoJack Units they had purchased from us appeared to be losing their power prematurely. We are in the early stages of our investigation into the root cause, if any, for this condition and have notified our battery manufacturer, our contract manufacturer and our insurance carrier regarding the issue. Our relevant insurance policy provides up to $5,000,000 of coverage and includes a self-insured retention of $100,000. We believe this policy could help to minimize the possible financial exposure should there be a need to take any action with regard to this issue. Because of the early stage of this investigation, we cannot predict whether any action will be required, nor can we predict the outcome nor estimate the possible loss or range of loss, if any, that we could incur if there was an unfavorable outcome. To date, we have not received confirmation from our insurance carrier that the full cost of this issue will be covered by insurance.

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
We record additions to deferred revenue for the monitoring service related to our LoJack Early Warning product. We typically receive full payment within 60 days of the transaction, but recognition of the deferred revenue is prorated over the estimated life of the product. During the last quarter of 2011, we transferred the servicing and liability obligations for the majority of our extended warranty contracts originated in 2010 to a third party, eliminating any additional services or liability exposure as the primary obligor for those contracts. During the first quarter of 2012, we transferred the servicing and liability obligations for the majority of our extended warranty contracts originated in 2011 to the third party and, beginning in 2012, substantially all servicing and liability obligations associated with new contracts sold are transferred to the third party upon purchase by the consumer. As such, for the majority of extended warranty contracts originated after 2011, we recognize revenue upon delivery as opposed to deferring the revenue and recognizing it over the life of the contract.
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
LoJack SafetyNet revenue is primarily comprised of the sale of Personal Locator Units, replacement parts and related service contracts.
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
While global economic growth remains unsettled, the automotive markets within which we sell our products on balance have been a positive growth story.
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
During 2013, global economic growth is expected to increase by approximately 2.9%, with stronger growth expected in some newly industrialized Asian economies, central and Eastern Europe, China, and India. The United States is expected to realize moderate growth, while Euro area economies are expected to decline slightly. International automotive growth for 2013 is estimated to continue to be varied. Vehicle sales in Western Europe are expected to decline by approximately 3% over the full year, with risk of more significant weakness in France and Italy. Our emerging market licensee territories of Argentina, South Africa, and Mexico are expected to experience growth between 6% and 8%. Light vehicle registrations in the Brazilian market are forecasted to be similar to the prior year. U.S. retail automotive growth in 2013 is expected to continue to outpace the U.S. economy, with analysts estimating growth between 9% and 10%.
North America Segment
Our focus on the U.S. automotive business resulted in significant performance improvement during 2012, with unit sales in the dealer channel increasing 11% as compared to the prior year. In the first quarter of 2013, our unit sales to dealers exceeded retail market performance by 8%, or 17% growth. In the second quarter of 2013, our unit sales to dealers exceeded retail market performance by 14%, or 25% growth, and in the third quarter of 2013 our unit sales to dealers exceeded retail market performance by 21%, or 31% growth. This growth in unit volume during the third quarter was offset by a 9% decrease in average revenue per unit, as our domestic pre-install business, which has lower average revenue per unit, has continued to gain traction. In the third quarter of last year, pre-installed units made up 34% of our U.S. unit sales, while in the third quarter of 2013 that percentage was up to 46% of unit sales.
Industry experts are projecting 2013 automotive industry growth to continue to significantly outperform the U.S. economy, with retail vehicle growth in the 9% to 10% range and overall light vehicle sales expected to grow at around 8%, reflecting weaker growth for fleet than retail sales. Two key factors positively impacted demand for our product in 2012. The first factor was the strong and sustained auto demand experienced during 2012.  The 2012 fiscal year was the third year in a row of solid U.S. automotive industry growth. The second factor was the increasing need for profitable, value-add products within Financing and Insurance departments at automotive dealers. Decreased vehicle margins resulting from price transparency and increased brand competition have put pressure on dealerships to increase profit contributions in other areas of the dealership. Our well-known brand and long history of delivering on our consumer value proposition, coupled with a strong value proposition for the dealer, make the LoJack Stolen Vehicle Recovery system an attractive alternative to other after-market products available to the dealership. These two factors have contributed to increased dealer receptivity to our pre-install programs and increased volumes within selling dealers during 2012. These trends of increased pre-installs and increased volume per selling dealer have continued through the first nine months of 2013. Sluggish U.S. employment growth, lackluster GDP growth, and European economic headwinds continue to be obstacles to sustaining this industry optimism.
Our heavy equipment, or commercial, business experienced revenue growth of 36% during the first nine months of 2013 as compared to the same period in the prior year, with demand for our commercial product remaining strong. There has been a high level of interest in our ruggedized self-powered product, which was recognized as one of Equipment Today's 2012 Contractors' Top 50 New Products. In the U.S., construction spending increased approximately 8% in 2012 and construction starts are expected to outpace economic growth in 2013 at 6%. As the rebound in the construction market continues, rental revenue for construction and industrial equipment is forecast to grow approximately 8% in 2013 and accelerate thereafter, resulting in a compounded annual growth rate of almost 9% from 2012 to 2016.
International Segment
Our international business increased in the third quarter of 2013 compared to the same period last year primarily due to an increase in shipments to our licensee in South Africa. In the past, we have experienced quarterly fluctuations in purchases in the International segment, with sales in many of our international markets tending to be higher in the fourth quarter of the year as licensees seek to achieve lower pricing with higher annual unit purchases. We also are experiencing downward pricing pressure and reductions in unit volumes in a number of our markets due to a variety of factors that vary from country to country. Those factors include the relative maturity of the stolen vehicle recovery market in certain highly developed territories, re-use of our products in certain territories, declining theft rates in certain territories, and increasing competitive pressures by both Radio Frequency, or RF, and GPS based tracking systems. We also face uncertainty regarding developing governmental policies and enforcement actions in Argentina that have affected, and may continue to affect, sales to our licensee in that country, as well as uncertainty regarding the timing and potential impact of the Brazilian regulation mandating the installation of tracking devices using GPS positioning and mobile communications technologies.
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
Our Argentine licensee has informed us that it and its affiliates have developed several commodity export programs with the expectation that our licensee will be permitted to import a dollar amount of goods approximately equivalent to the dollar amount of exports our licensee and its affiliates generate. We have been informed that our Argentine licensee has completed initial exports of commodities. Subsequently, we have made several shipments of product to our licensee in Argentina since the beginning of 2013. Our Argentine licensee has given us an indication of demand for this year that is based on market demand, subject to completion of final program terms and conditions, and to the ability of our licensee to import our products. If our Argentine licensee and its affiliates are unable to generate significant exports or if the government changes its policies, we may not be able to ship products to Argentina in volumes consistent with this plan or prior years.
In Brazil, our licensee did not purchase any units during the first five months of 2012, but restarted purchases in June 2012 and continued to purchase units during the first quarter of 2013. We did not ship any units to our Brazilian licensee during the second or third quarter of 2013. Our sales in 2013 could continue to be impacted by the results of our legal dispute (see Part 1, Item 3, "Legal Proceedings" for detail on the Brazilian licensee litigation).
Certain European territories are experiencing an economic downturn deepened by government wage and pension reductions, rising unemployment and tight consumer credit availability. These conditions have led to declines in consumer spending and are adversely affecting the sale of new vehicles. For the first nine months of 2013, certain European automobile industry trade associations have indicated that light vehicle sales in the European Union declined by approximately 4%. The effect of lower vehicle sales has been mitigated in part by a positive market response to our new self-powered product.
Our business in Italy continued to grow in terms of subscribers during the third quarter of 2013, and our revenues grew by 26% compared to the third quarter of 2012 primarily due to a larger subscriber base. We entered 2013 with approximately 27,900 subscribers in Italy, and continued growing the number of subscribers, adding approximately 1,250, 1,350 and 2,000 net new subscribers in the first, second and third quarters of 2013, respectively. As of September 30, 2013, our business in Italy had approximately 32,500 subscribers. While we continue to grow our subscriber base in Italy, our overall performance is slower than planned in part due to the overall weakness in the Italian economy, tightened access to credit by both our channel partners and consumers, and the continuing decline in new vehicle registrations. During 2012, new car registrations were reported to have declined by 21% as compared to the same period in 2011. This negative trend continued through the third quarter of 2013 as Italian new car registrations are reported to have declined by 8% for the first nine months.
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
Key Factors of our Business
During 2012, we improved our internal processes and explored opportunities to expand our core businesses in the United States and internationally. Our focus on the U.S. automotive business resulted in significant improvement in performance during 2012, with unit sales in the dealer channel increasing 11% as compared to the prior year, and unit sales in the fourth quarter exceeding retail market performance by 9.5 percentage points, or 21% growth. In our international business we face a number of challenges. In particular, during 2012, the Argentine government imposed significant trade restrictions on imports that restricted the ability of our licensee in that country to purchase product from us. Our European business has also been impacted by ongoing recessionary pressures. We continue to explore opportunities to expand into new territories and to meet the demand for our products in our existing markets.

We believe that our continued focus on executing our strategic goals for 2013 will enable us to continue our diversification efforts and:

•	Build on the momentum established in 2012 to restore our domestic business to profitable growth;

•	Grow our existing core licensee business while identifying new international go-to-market opportunities;

•	Expand our products and service offerings through our strategic alliances, the first of which is with TomTom;

•	Increase our investment in those businesses that we view as potential significant sources of future revenue and profit;

•	Streamline and simplify our business processes to improve the overall experience for our customers and continue to aggressively manage our cost structure and discretionary spending; and

•
Develop and maintain highly differentiated products and services in each line of our business while broadening our knowledge of the industry, current markets and potential new markets to pursue going forward.

Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies and estimates that management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition and deferred revenue, accounts receivable and income taxes. See the section entitled “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of our critical accounting policies and estimates.
Recently Adopted Accounting Guidance and Accounting Guidance Issued But Not Yet Adopted
See Note 1 to the accompanying condensed unaudited consolidated financial statements for accounting standards adopted recently and for those issued but not yet adopted.
Results of Operations for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012
Revenue
Revenue for the three months ended September 30, 2013 increased by $2,057,000 as compared to the same period in 2012. The following table presents revenue by our segments (in thousands):

	Three Months Ended September 30,		Percentage Change
	2013	2012	2013 vs. 2012
North America	$25,421	$24,105	5%
International	8,317	7,608	9%
All Other	1,058	1,026	3%
Total revenue	$34,796	$32,739	6%
Revenue related to our North America segment increased by $1,316,000 for the three months ended September 30, 2013, as compared to the same period in 2012.
In the North America segment, revenue from our U.S. dealer channel increased 11% when compared to the same period in 2012. Revenue from our U.S. commercial channel increased 35% over the same period in 2012. Our motorcycle and direct distribution channels in the U.S. market saw revenue declines of 36% and 14%, respectively, as compared to the same period in 2012. Revenue from our Canadian business saw a decrease of 29% as compared to the same period in 2012.
The activity that resulted in a 5% increase in our North America segment revenue for the three months ended September 30, 2013 as compared to the same period in 2012 was primarily attributable to:

•	An increase of $2,915,000, or 19%, in revenue from LoJack units due to increased unit volume; partially offset by

•	A decrease of $449,000, or 18%, in revenue from our warranty products;

•	A decrease of $241,000, or 9%, in revenue from our Early Warning products;

•	A decrease of $129,000, or 36%, in revenue attributable to our motorcycle channel; and

•
A decrease of $695,000, or 29%, in Canadian unit and service revenue. The decrease was primarily due to a decrease of $614,000, or 35%, in service revenue driven by a 31% decline in the average number of subscribers to 28,000.

Revenue related to our International segment increased $709,000 for the three months ended September 30, 2013 as compared to the same period in 2012. The increase was primarily due to an increase of $694,000, or 11%, in product revenue from our licensees resulting from a 6,500 increase in the number of units sold in the three months ended September 30, 2013 compared to the same period in 2012 and a 3% increase in average revenue per unit.
Revenue related to our All Other segment increased $32,000 for the three months ended September 30, 2013 as compared to the same period in 2012.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (in thousands):

	Three Months Ended September 30,		Percentage Change
	2013	2012	2013 vs. 2012
North America	$12,287	$11,368	8%
International	3,230	2,926	10%
All Other	252	296	(15)%
Total cost of goods sold	$15,769	$14,590	8%
As a percentage of total revenue, total cost of goods sold was 45% for both the three months ended September 30, 2013 and 2012.
As a percentage of North America revenue, cost of goods sold relating to our North America segment was 48% and 47% for the three months ended September 30, 2013 and 2012, respectively. The increase in cost of goods sold as a percentage of revenue was primarily due to a 10% decrease in average revenue per unit.
As a percentage of International revenue, cost of goods sold relating to our International segment was 39% and 38% for the three months ended September 30, 2013 and 2012, respectively.
As a percentage of All Other revenue, our cost of goods sold relating to our All Other segment was 24% and 29% for the three months ended September 30, 2013 and 2012, respectively. The decrease in cost of goods sold as a percentage of revenue was primarily due to an increase in volume at SCI, resulting in lower fixed cost of goods sold per unit.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Three Months Ended September 30,		Percentage Change
	2013	2012	2013 vs. 2012
Product development	$1,360	$1,425	(5)%
Sales and marketing	7,915	7,257	9%
General and administrative	8,182	8,162	—%
Legal settlement	—	6,930	(100)%
Depreciation and amortization	820	922	(11)%
Total operating expenses	$18,277	$24,696	(26)%
Product Development
As a percentage of total revenue, product development expenses were 4% for both the three months ended September 30, 2013 and 2012.
Product development expenses decreased $65,000 for the three months ended September 30, 2013 as compared to the same period in 2012, primarily due to a $202,000 decrease in consulting costs which was partially offset by a $108,000 increase in compensation expenses.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 23% and 22% for the three months ended September 30, 2013 and 2012, respectively.

The increase of $658,000 in sales and marketing expenses for the three months ended September 30, 2013 as compared to the same period in 2012 was primarily attributable to an increase in compensation expense of $606,000, due in large part to a $232,000 increase in salaries and a $300,000 increase in commissions.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 24% and 25% for the three months ended September 30, 2013 and 2012, respectively.
The increase in general and administrative expenses of $20,000 for the three months ended September 30, 2013 as compared to the same period in 2012 was primarily attributable to:

•
An increase in compensation expense of $117,000, primarily due to a $203,000 increase in severance expense and a $121,000 increase in stock-based compensation expense, partially offset by a $210,000 decrease in bonus expense;

•	An increase of $252,000 in expenses related to maintenance contracts; and

•	An increase of $132,000 primarily relating to increased general and administrative expenses at SCI; partially offset by

•	A decrease of $389,000 in outside legal expenses.
Legal Settlement
On October 18, 2012, we entered into a settlement agreement with the named plaintiffs in the wage and hour litigation in California discussed in Part II, Item 1, "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. During the three months ended September 30, 2012, we recorded an accrual of $6,930,000 with respect to our potential obligations under the settlement agreement. The Settlement Agreement was subject to both preliminary and final approval by the Superior Court. The Superior Court granted preliminary approval on December 3, 2012, and the notice of the settlement was distributed to class members in January 2013. The Superior Court then granted final approval on April 30, 2013, and the settlement became final on July 1, 2013. Based on the number of settlement shares claimed, the Company's total obligation for the State Court Case was $7,477,000, which was $623,000 less than the maximum possible settlement payment previously accrued. As a result, in June 2013, we reversed approximately $623,000 of the original accrual based on the actual number of settlement shares claimed as discussed above. No additional settlement costs were incurred in the three months ended September 30, 2013.
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expenses were 2% and 3% for the three months ended September 30, 2013 and 2012, respectively.
Depreciation and amortization expenses decreased by $102,000 for the three months ended September 30, 2013 as compared to the same period in 2012. The decrease is primarily related to the retirement of assets as well as certain assets becoming fully depreciated during 2012 and the three months ended September 30, 2013.
Other Income (Expense)
The following table presents our other income (expense) (in thousands):

	Three Months Ended September 30,		Percentage Change
	2013	2012	2013 vs. 2012
Interest income	$25	$33	(24)%
Interest expense	(246)	(181)	36%
Other, net	255	(206)	(224)%
Total other income (expense)	$34	$(354)	(110)%
Total other income (expense) changed by $388,000, from expense of $354,000 for the three months ended September 30, 2012 to income of $34,000 for the three months ended September 30, 2013. This change is primarily attributable to:

•
A $256,000 decrease in losses from our marketable securities, which were reclassified from trading to available-for-sale as of January 1, 2013. Prior to January 1, 2013, our investment in Absolute common stock was accounted for as a trading security and changes in fair value were recorded in the consolidated statement of operations as other income (expense); and

•	A $217,000 gain realized upon the sale of a portion of our shares of Absolute common stock during the three months ended September 30, 2013.

Provision (Benefit) for Income Taxes
We recorded a worldwide benefit for income taxes of $887,000 for the three months ended September 30, 2013. This benefit is principally related to a discrete tax benefit of $997,000 associated with the release of a tax reserve and accrued interest due to the expiration of the statute of limitations associated with an uncertain tax position during the third quarter.
The effective tax rate is higher than the U.S. statutory rate as a result of recording a significant tax benefit associated with the release of tax reserves during the third quarter. We recorded a tax provision on our year-to-date Irish profits; no tax benefit was recorded for the year-to-date losses of the remaining entities of our worldwide group. We continue to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at September 30, 2013.
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
Net Income (Loss) Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net income attributable to LoJack Corporation increased by $8,972,000 from a net loss of $7,312,000 for the three months ended September 30, 2012, to a net income of $1,660,000 for the three months ended September 30, 2013. For the three months ended September 30, 2013, the net income per share attributable to LoJack Corporation was $0.09 per diluted share as compared to a net loss of $0.42 per diluted share in the same period in 2012.
Results of Operations for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012
Revenue
Revenue for the nine months ended September 30, 2013 increased by $991,000 as compared to the same period in 2012. The following table presents revenue by our segments (in thousands):

	Nine Months Ended September 30,		Percentage Change
	2013	2012	2013 vs. 2012
North America	$74,626	$75,645	(1)%
International	21,853	20,245	8%
All Other	3,217	2,815	14%
Total revenue	$99,696	$98,705	1%
Revenue related to our North America segment decreased by $1,019,000 for the nine months ended September 30, 2013, as compared to the same period in 2012.
In the North America segment, revenue from our U.S. dealer channel increased by 1% as compared to the same period in 2012. Revenue from our U.S. commercial channel increased 36% over the prior period. Our motorcycle and direct distribution channels in the U.S. market saw revenue declines of 37% and 16%, respectively, as compared to the same period in 2012. Revenue from our Canadian business saw a decrease of 22% as compared to the same period in 2012.
The activity that resulted in a 1% decrease in our North America segment revenue for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily attributable to:

•
A decrease of $4,756,000, or 44%, in revenue from our warranty products, which was largely due to the recognition in the first quarter of 2012 of $3,134,000 of previously deferred revenue upon the transfer of the servicing and liability obligations for the majority of our extended warranty contracts originated in 2011 to a third party;

•	A decrease of $574,000, or 7%, in revenue from our early warning products;

•
A decrease of $1,624,000, or 22%, in Canadian unit and service revenue, primarily due to a decrease of $1,867,000, or 33%, in service revenue driven by a 29% decline in the average number of subscribers to 32,000 for the nine months ended September 30, 2012, partially offset by a $242,000 increase in product revenue as the number of base units sold during the year increased 12% and average revenue per unit increased 3%; and

•	A decrease of $432,000, or 37%, in revenue from the sale of motorcycle units; partially offset by

•	An increase of $6,737,000, or 14%, in revenue from LoJack units, primarily due to a 25% increase in the number of units sold partially offset by a 9% decrease in average revenue per unit.
Revenue related to our International segment increased $1,608,000 for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase was primarily due to an increase of $1,532,000, or 9%, in product revenue from our licensees due to a 37,000 increase in the number of units sold in the first nine months of 2013 compared to the same period in 2012, partially offset by a 7% decrease in average revenue per unit. Additionally, revenue from our Italy business increased $184,000, or 7%, compared to the same period in 2012. These increases were partially offset by a decrease of $107,000, or 8%, in revenue from the sale of infrastructure components, royalty and license fees from our licensees for the nine months ended September 30, 2013 compared to the same period in 2012.
Revenue related to our All Other segment increased $402,000 for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase was primarily the result of an increase of $322,000, or 12%, in the revenue from SCI for the first nine months of 2013 compared to the same period in 2012.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (in thousands):

	Nine Months Ended September 30,		Percentage Change
	2013	2012	2013 vs. 2012
North America	$35,953	$35,879	—%
International	9,177	8,624	6%
All Other	703	886	(21)%
Total cost of goods sold	$45,833	$45,389	1%
As a percentage of total revenue, total cost of goods sold was 46% for both the nine months ended September 30, 2013 and 2012.
As a percentage of North America revenue, cost of goods sold relating to our North America segment was 48% and 47% for the nine months ended September 30, 2013 and 2012, respectively.
As a percentage of International revenue, cost of goods sold relating to our International segment was 42% and 43% for the nine months ended September 30, 2013 and 2012, respectively.
As a percentage of All Other revenue, our cost of goods sold associated with the All Other segment was 22% and 31% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in cost of goods sold as a percentage of revenue was primarily due to an increase in volume at SCI, resulting in lower fixed cost of goods sold per unit.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Nine Months Ended September 30,		Percentage Change
	2013	2012	2013 vs. 2012
Product development	$4,026	$4,247	(5)%
Sales and marketing	24,247	21,924	11%
General and administrative	27,968	25,658	9%
Legal settlement	(623)	6,930	(109)%
Depreciation and amortization	2,914	3,279	(11)%
Total operating expenses	$58,532	$62,038	(6)%
Product Development
As a percentage of total revenue, product development expenses were 4% for both the nine months ended September 30, 2013 and 2012.

Product development expenses decreased $221,000 for the nine months ended September 30, 2013 as compared to the same period in 2012, primarily due to a decrease of $298,000 in consulting expense and a $121,000 decrease in research and development expenses, partially offset by a $249,000 increase in compensation expenses.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 24% and 22% for the nine months ended September 30, 2013 and 2012, respectively.
The increase of $2,323,000 of sales and marketing expenses for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily attributable to:

•
Increased compensation expense of $2,312,000, primarily resulting from an $879,000 increase in salaries largely due to new employees having been hired during 2013, a $1,164,000 increase in commissions and a $271,000 increase in benefits expense;

•	Increased expenses of $351,000 relating to our strategic alliance with TomTom; and

•	Increased market research expenses of $136,000; partially offset by

•	Decreased consulting expenses of $278,000;

•	Decreased production agency expenses of $167,000; and

•	Decreased office rent expense of $164,000.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 28% and 26% for the nine months ended September 30, 2013 and 2012, respectively.
The increase of general and administrative expenses of $2,310,000 for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily attributable to:

•
An increase in compensation expenses of $1,069,000, primarily related to a $730,000 increase in bonus expense, a $244,000 increase in salary expenses, a $258,000 increase in severance expense, and a $396,000 increase in benefits expense, partially offset by a $292,000 decrease in stock-based compensation expense and a $266,000 decrease in expenses relating to temporary employees;

•	An increase of $540,000 in expenses related to maintenance contracts;

•	An increase of $215,000 in insurance expenses;

•	An increase of $288,000 in consulting expenses;

•	An increase of $362,000 primarily relating to increased general and administrative expenses at SCI; and

•	An increase of $389,000 in outside legal expenses; partially offset by

•	A decrease of $212,000 in bad debt expense; and

•	A decrease of $157,000 in moving expenses.
The remaining increase was due to smaller changes in various other general and administrative accounts.
Legal Settlement
On October 18, 2012, we entered into a settlement agreement with the named plaintiffs in the wage and hour litigation in California discussed in Part II, Item 1, "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. During the three months ended September 30, 2012, we recorded an accrual of $6,930,000 with respect to our potential obligations under the settlement agreement. The Settlement Agreement was subject to both preliminary and final approval by the Superior Court. The Superior Court granted preliminary approval on December 3, 2012, and the notice of the settlement was distributed to class members in January 2013. The Superior Court then granted final approval on April 30, 2013, and the settlement became final on July 1, 2013. Based on the number of settlement shares claimed, the Company's total obligation for the State Court Case was $7,477,000, which was $623,000 less than the maximum possible settlement payment previously accrued for. As a result, in June 2013, we reversed approximately $623,000 of the original accrual based on the actual number of settlement shares claimed as discussed above.
Depreciation and Amortization

As a percentage of total revenue, depreciation and amortization expenses were 3% for both the nine months ended September 30, 2013 and 2012.
Depreciation and amortization expenses decreased by $365,000, or 11%, for the nine months ended September 30, 2013 as compared to the same period in 2012. The decrease is primarily related to the retirement of assets and certain assets becoming fully depreciated during 2012 and the nine months ended September 30, 2013.
Other Income (Expense)
The following table presents our other income (expense) (in thousands):

	Nine Months Ended September 30,		Percentage Change
	2013	2012	2013 vs. 2012
Interest income	$73	$116	(37)%
Interest expense	(701)	(539)	30%
Other, net	736	217	239%
Total other income (expense)	$108	$(206)	(152)%
Total other income (expense) for the nine months ended September 30, 2013 changed by $314,000, from expense of $206,000 for the nine months ended September 30, 2012, to income of $108,000 for the same period in 2013. This change is primarily attributable to:

•	Increased interest expense of $162,000, primarily due to an increase in borrowings under our existing Credit Agreement and an increase in the amortization of debt facility costs;

•	A $172,000 decrease in dividend income primarily due to dividends from our Mexican licensee having been received during the nine months ended September 30, 2012; and

•
A $665,000 increase in gains from our marketable securities, primarily due to $591,000 in gains realized upon the sale of our shares of Absolute common stock during the nine months ended September 30, 2013.

Provision (Benefit) for Income Taxes
We recorded a $3,241,000 benefit for income taxes for the nine months ended September 30, 2013. This amount is primarily related to discrete tax benefits of $2,450,000 and $997,000, due to the release of tax reserves associated with the settlement of tax examinations and the expiration of a statute of limitations during the second and third quarters, respectively. The effective tax rate is higher than the U.S. statutory rate as a result of recording significant tax benefits associated with the release of tax reserves during the second and third quarters. We recorded a tax provision on our year-to-date Irish profits; no tax benefit was recorded for the year-to-date losses of the remaining entities of our worldwide group. We continue to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at September 30, 2013.
We recorded an $855,000 provision for income taxes for the nine months ended September 30, 2012.This amount is primarily comprised of the provision for income taxes for our profitable Irish subsidiary. The effective tax rate is lower than the U.S. statutory rate as a result of the earnings of our Irish subsidiary being taxed at a rate lower than the U.S. statutory tax rate. Additionally, we did not record a benefit for the losses of the U.S. and our non-Irish foreign subsidiaries as we maintain a full valuation allowance against the net deferred tax assets in these jurisdictions.
Net Loss Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net loss attributable to LoJack Corporation decreased by $8,465,000, from $9,845,000 for the nine months ended September 30, 2012 to $1,380,000 for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, the net loss per share attributable to LoJack Corporation was $0.08 per diluted share as compared to a net loss of $0.56 per diluted share in the same period in 2012.

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

On August 10, 2010, SCI issued a one year, 11% interest Convertible Promissory Note totaling $400,000 to its shareholders. On October 14, 2011, a new 11% Convertible Promissory Note totaling $752,000 and maturing on October 1, 2014, was issued, replacing the outstanding principal and interest under the original note. The amount of the note due to noncontrolling holders of SCI, $274,000, is classified as short-term debt on our consolidated balance sheet.
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
As of September 30, 2013, we had total outstanding borrowings of CAD $16,100,000 (USD $15,627,000) under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of September 30, 2013 was 4.47%. As of September 30, 2013, we also had two outstanding irrevocable letters of credit in the aggregate amount of $734,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends under the Credit Agreement is prohibited in 2013, except with the consent of the lenders and thereafter is permitted but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the loans under the facility. At September 30, 2013, we had borrowing availability of $10,166,000. At September 30, 2013, we were in compliance with all of the financial and non-financial covenants in the Credit Agreement.
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
On October 18, 2012, the Company entered into a settlement agreement with the named plaintiffs in certain California wage-and-hour class and collective action lawsuits.  Under the terms of the settlement agreement, based on the number of settlement shares claimed, the Company's total obligation was $7,477,000, which was $623,000 less than the maximum possible settlement payment. The Company made its first payment of $3,511,000 on July 11, 2013 and its second and final payment of $3,966,000 on July 25, 2013. We have considered the impact that the settlement agreement has had on our liquidity and cash flows and have determined that our existing cash and cash flow from operations are sufficient to allow us to continue to fund our operations and meet future obligations.
On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock under a trading plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, or the Exchange Act, and additionally renewed the remaining management discretionary authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the Repurchase Plan. During the nine months ended September 30, 2013, we repurchased a total of 35,358 shares under the Repurchase Plan at an average price of $3.15 per share. At September 30, 2013, 1,205,129 shares remained available for repurchase under our Repurchase Plan. Under our existing Credit Agreement, our repurchase activity is limited to $5,000,000 for the period beginning March 29, 2013 through July 31, 2015.
We expect our continuing operation and expansion of the Italian stolen vehicle recovery network and Boomerang’s operating cash deficit, combined with our longer term international investment requirements and domestic expansion, to be funded using existing cash, cash flows from operations and, if needed, our existing credit facility.

For the nine months ended September 30, 2013, we had capital expenditures of $3,552,000. We expect our total capital expenditures for 2013 to be between $4,800,000 and $7,000,000. We have funded our 2013 expenditures to date out of our working capital, which was $41,952,000 as of September 30, 2013, and also expect to fund the remainder of these expenditures out of our existing working capital. Nondiscretionary capital expenditures budgeted for 2013 include $2,300,000 to $3,000,000 for enhancement of our core tracking and recovery technology. Discretionary expenditures for 2013, which could be delayed to a future period, include $2,500,000 to $4,000,000 for investments in our Enterprise Resource Planning system and additional hardware infrastructure.
We earn a significant amount of our operating income outside the U.S., which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, $27,993,000 of cash and cash equivalents are held by foreign subsidiaries at September 30, 2013. Of the $27,993,000 of cash and cash equivalents held by foreign subsidiaries, $26,517,000, or 95%, is held in USD denominated accounts, with the remaining $1,476,000 held in foreign currency denominated accounts. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash, cash equivalents, short-term investments, cash flows from operations and our borrowing capacity under our Credit Agreement to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as material capital expenditures, for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for the foreseeable future.
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
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash provided by (used in):
Operating activities	$(8,096)	$(3,753)
Investing activities	(786)	(1,923)
Financing activities	2,111	1,676
Effect of exchange rate changes on cash	103	(44)
Decrease in cash and cash equivalents	$(6,668)	$(4,044)
Cash used in operating activities increased by $4,343,000 during the nine months ended September 30, 2013, compared to the same period in 2012. The increase was primarily attributable to an increase in cash used by other working capital items of $10,843,000, which included $7,477,000 in cash payments made during the quarter under our settlement agreement with the named plaintiffs in the wage and hour litigation in California discussed in in Part II, Item 1, "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. This increase in cash used in operating activities was partially offset by a net decrease of $6,512,000 in losses excluding non-cash items.
Investing activities used $786,000 of cash during the nine months ended September 30, 2013, as compared to $1,923,000 of cash used during the same period in 2012. The $1,137,000 decrease in cash used for investing activities was primarily due to an increase of $2,468,000 in proceeds from the sale of our marketable securities and a $178,000 change in restricted cash activity, partially offset by a $1,601,000 increase in capital expenditures in the nine months ended September 30, 2013 as compared to the same period in 2012.
Financing activities provided $2,111,000 of cash during the nine months ended September 30, 2013, as compared to providing $1,676,000 of cash during the same period in 2012. The $435,000 increase was primarily attributable to an increase in proceeds, net of repayments, from our debt and short term borrowings of $278,000 under our existing Credit Agreement and an increase of $172,000 due to a decrease in tax withholdings related to stock grants and lapses, partially offset by an increase in cash used for stock repurchase activity.
Item 3.        Quantitative and Qualitative Disclosures about Market Risk
We have limited exposure to market risk due to the nature of the financial instruments carried on our consolidated balance sheet. Our financial instruments as of September 30, 2013 consisted of cash and cash equivalents, marketable securities, other assets, accounts receivable, accounts payable, accrued liabilities, long-term debt and credit facilities. Our financial position is subject to market risk, including, but not limited to, changes in the value of financial instruments including those resulting from changes in interest rates, foreign currency exchange rates and market valuation. As of September 30, 2013, the fair value of these financial instruments approximated their carrying values.
We are exposed to changes in interest rates primarily through amounts outstanding under our Credit Agreement. As of September 30, 2013, we analyzed the effect of interest rates on our variable-rate Credit Agreement, for which there was CAD $16,100,000 (USD $15,627,000) of outstanding borrowings as of September 30, 2013. Based on the outstanding borrowings under the Credit Agreement at September 30, 2013, a 1% increase in the interest rate would result in an additional $156,000 of annual interest expense.
We are subject to foreign currency risk through our international operations. As of September 30, 2013, we held cash denominated in foreign currencies, primarily in the Euro, Canadian Dollar, and Brazilian Real. These assets accounted for approximately 5% of our total cash and cash equivalents held by our foreign subsidiaries at September 30, 2013. We translate accounts for subsidiaries whose functional currency is not the U.S. Dollar using exchange rates in effect at period-end for assets and liabilities, and exchange rates averaged over the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the consolidated statement of operations. As a result, both positive and negative currency fluctuations against the U.S. Dollar may affect our results of operations and accumulated other comprehensive income. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of our International segment revenue is denominated in U.S. Dollars. This situation may change in the future if revenue earned and expenses incurred denominated in foreign currencies increases.
We manage future foreign exchange risk exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge is cost effective. As of September 30, 2013, we had no derivative contracts outstanding. We do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off balance sheet financing transactions. We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.
We are exposed to market valuation risks related to securities we hold that are carried at fair value. Our marketable securities previously consisted of Absolute common stock which was accounted for as an available-for-sale security and was valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. Prior to January 1, 2013, our investment in Absolute common stock was accounted for as a trading security and changes in fair value were recorded in the consolidated statement of operations as other income (expense). In June 2013, we sold 217,500 of these shares, our cost basis for which was $1,114,000. In July 2013, we sold the remaining 149,000 shares, our cost basis for which was $763,000. Our cost basis was calculated using the per share value of our investment as of January 1, 2013. Prior to January 1, 2013, these securities were classified as trading securities and thus any changes in fair value prior to 2013 were recorded in the consolidated statement of operations as other income (expense). As a result of these sales, during the second and third quarters of 2013, gross realized gains of $374,000 and $217,000, respectively, have been reclassified from accumulated other comprehensive income to other income (expense). For the three and nine months ended September 30, 2012, we recorded unrealized losses of $256,000 and $57,000, respectively, relating to the 366,500 shares of Absolute held.
Our other assets include our investment in our French licensee, in the form of a publicly-traded common stock, accounted for as an available-for-sale security and valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. During the three and nine months ended September 30, 2013, we recorded unrealized losses on our investment of $98,000 and $156,000, respectively. During the three and nine months ended September 30, 2012, we recorded unrealized losses on our investment of $57,000 and unrealized gains of $102,000, respectively. Realized gains and losses on available-for-sale securities are included in other income (expense).
As of September 30, 2013, we held $41,924,000 of cash and cash equivalents. Of this balance, $1,476,000, or 4%, is denominated in foreign currencies, including the Canadian Dollar, Euro and Brazilian Real. The remaining $40,448,000, or 96%, is denominated in U.S. Dollars. At September 30, 2013, $20,865,000, or 50%, of our total cash and cash equivalents balance was held in money market accounts, with the remaining $21,059,000 held in traditional deposit accounts.
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

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
As of September 30, 2013, we were subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
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
On November 22, 2011, LoJack Ireland brought a counterclaim against Tracker do Brasil LTDA in the ICDR. The counterclaim asserts Tracker do Brasil LTDA's breach of contract, breach of the implied covenant of good faith and fair dealing, business defamation, negligent misrepresentation, and violation of Mass. Gen. Laws c. 93A, and seeks recovery of monetary damages from past and continuing economic injury as well as damages and reasonable attorneys' fees and costs under Mass. Gen. Laws c. 93A.

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
The hearing on the liability phase of the arbitration was completed in March 2013 and the parties have submitted post-hearing briefs and reply briefs to the arbitrators.  We are currently awaiting the panel's ruling on the original claims and counterclaims. The panel has also elected to hold an additional hearing on LoJack Ireland's amended counterclaims beginning November 18, 2013.
Given the current stage of this matter, we cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation. However, the Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests and pursue its counterclaims vigorously.
ICMS Tax Assessment
On November 11, 2011, our subsidiary, LoJack do Brasil LTDA, or LoJack do Brasil, received notification of an inspection by the tax authorities of the state of São Paulo, Brazil regarding the payment of ICMS (State Value Added Tax, or VAT) tax. The notification concerns imports which were carried out by trading companies on behalf of LoJack do Brasil and which occurred during the time period from January 1, 2007 through December 31, 2009. In May 2012, the state tax authority issued an assessment against LoJack do Brasil in the amount of BRL R$17,371,487 (USD $7,789,904), including penalties and interest that are generally imposed on similar types of tax assessments in Brazil. The assessment arises from a long running dispute between the Brazilian states of Espírito Santo and São Paulo regarding to which state companies like LoJack do Brasil should pay ICMS tax on imports. LoJack do Brasil filed an administrative defense with the São Paulo state tax authority arguing, among other things, that it should not be required to pay ICMS tax to the state of São Paulo, contending that the trading companies were the effective importers of record, that the imported products were physically received in the state of Espírito Santo before they were sent to the state of São Paulo, and that all required ICMS taxes were paid to the state of Espírito Santo.
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
The Company believes that it has substantial legal and factual defenses and plans to defend its interests vigorously. While we believe a loss is not probable, as of the date hereof, we estimate that the range of possible loss related to this assessment is from $0 to $750,000.

Item 1A.    Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition, or future results. The following updates our risk factors included in our 2012 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013:
We are subject to financial and reputational risks due to product recalls resulting from product quality and liability issues.
We rely on third-party manufacturers of our LoJack Units and critical components of LoJack Units. Product quality and liability issues present significant risks. Our efforts and the efforts of our third party suppliers to maintain product quality may not be successful. From time to time, we receive reports from our customers, licensees or partners regarding potential quality issues with respect to our products or components of our products. As of the date of this Quarterly Report on Form 10-Q, we are in the early stages of investigating reports from some of our international licensees that some of the batteries in LoJack Units they have purchased from us appear to be losing their power prematurely. As a result of these types of quality issues, we may incur expenses in connection with, for example, replacing inventory, product recalls and lawsuits, and our brand image and reputation may suffer. Any material expenses, product recall or lawsuit seeking significant monetary damages could have a material adverse effect on our business, results of operations and financial condition. A product recall could generate substantial negative publicity about our products and business, and could interfere with our manufacturing plans and product delivery obligations as we seek to replace or repair affected products. Although we may have product liability insurance with respect to certain of our products, a number of criteria need to be met in order for our coverage to apply. If we do not have insurance sufficient to cover the costs associated with a product recall, the expenses we would incur in connection with a product recall could have a material adverse effect on our operating results.
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
During the second quarter of 2013, a sample of batteries produced by one of our component suppliers failed to meet our lot acceptance testing standards. Further production of batteries by this component manufacturer had been curtailed pending an investigation into the reasons and potential impact of these failures. As of the date of this Quarterly Report on Form 10-Q, the production of our batteries has been modified such that we are no longer experiencing failures in our acceptance testing standards; however, no assurances can be given that we will not experience such failures in the future.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized a stock repurchase plan with total repurchase authority of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the repurchase plan.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1 to July 31, 2013	—	—	—	1,240,487
August 1 to August 31, 2013	21,491	$3.15	21,491	1,218,996
September 1 to September 30, 2013	18,874	3.16	13,867	1,205,129
Total	40,365	$3.15	35,358	1,205,129
_____________________

(1)	Includes 5,007 shares withheld from equity awards that vested in September 2013 to satisfy minimum tax withholding obligations that arose upon vesting.
(2)
On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock, and additionally renewed the remaining management discretion authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. The plan does not have a stated expiration date.

Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
Not applicable.

Item 6.        Exhibits
(a) Exhibits

Exhibit
No.	Description
10.1*+	Letter Agreement between LoJack Corporation and Thomas M. Camp, effective as of August 19, 2013.
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification.
32**	Certification Pursuant to 18 U.S.C. Section 1350.
101
The following materials from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

LoJack Corporation Registrant
Date: November 8, 2013	By:	/s/ Randy L. Ortiz
Randy L. Ortiz
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2013	By:	/s/ Donald R. Peck
Donald R. Peck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)