Form 10-K
period 2013-12-31
LOJACK CORP
filed 2014-03-10
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2013
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 001-08439

LOJACK CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Massachusetts	04-2664794
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

40 Pequot Way	02021
Canton, Massachusetts (Address of Principal Executive Offices)	(Zip Code)
(781) 302-4200
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.01 par value Preferred Share Purchase Rights	NASDAQ Global Select Market
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☑

The aggregate market value of our common stock, $.01 par value per share, held by non-affiliates was approximately $53,431,000 as of June 30, 2013. The aggregate market value of common stock indicated is based upon the last traded price of the common stock as reported by NASDAQ on June 30, 2013.

As of March 3, 2014, there were 18,802,386 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference to our to be filed definitive Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 22, 2014.

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
PART I

ITEM 1 — BUSINESS
OVERVIEW
LoJack delivers vehicle-related after-market safety and security through a broad suite of products, services and timely and relevant information. The Company, a global leader in tracking and recovery systems for nearly 30 years, has been built upon strong and open relationships with law enforcement, licensees and automotive dealers. Working in collaboration with and service of the larger driving community, LoJack is evolving towards a future of connecting people with information and technology that is tailored to their individual lives and will increase the control of their vehicle security.
LoJack’s proprietary wireless technology network has led to the recovery of over 400,000 vehicles globally. In 2013, LoJack began offering fleet telematics solutions designed for monitoring and managing fleets ranging from 5 to 5,000 vehicles. These solutions can be customized to meet the safety, security and protection needs of a wide-range of companies in the world of the "connected car." The term "connected car" refers to vehicles which are enabled to allow communication with devices and services both inside and outside the vehicle.
SEGMENT OPERATIONS
We have three separately reported business segments: North America, International and All Other. Our North America segment is comprised of our domestic operation, which sells products that operate in 28 states and the District of Columbia in the United States, and our Canadian operation, which provides recovery products and services in the Provinces of Ontario and Quebec. Our International segment sells products and licenses or owns and operates LoJack proprietary vehicle recovery technology in 30 countries and territories throughout Europe, Africa and Latin America and through our wholly owned subsidiary in Italy, LoJack Italia, SRL, or LoJack Italia. Our All Other segment includes LoJack SafetyNet Inc., or SafetyNet, which provides technology for the tracking and rescue of people at risk of wandering, or people at risk, and LoJack SC-Integrity, Inc., or SCI, which provides technology for the tracking and recovery of valuable cargo and business information.
For financial information about our segments, and for information reported by geographic area, see Note 12 to our consolidated financial statements contained in this Annual Report at Item 8.
THE LOJACK SYSTEM
The LoJack Stolen Vehicle Recovery System
The LoJack Stolen Vehicle Recovery System, or the LoJack System, is based on very high frequency, or VHF, technology. In the United States, the LoJack System is comprised of three components: (1) a Registration System, which we maintain and operate; (2) a Sector Activation System, or SAS, and Vehicle Tracking Units, which we collectively refer to as the Law Enforcement Components, each of which is maintained by us and operated by law enforcement officials; and (3) a LoJack Unit, which is installed in customers’ vehicles or equipment. In the North America and Italy, the LoJack System is designed to be integrated with existing law enforcement computer systems and telecommunication systems and procedures. If a vehicle equipped with a LoJack Unit is stolen, its owner reports the theft to the local police department. If the theft is reported in a jurisdiction where the LoJack System is operational, a unique radio signal is automatically transmitted to the LoJack Unit in the stolen vehicle, activating its tracking signal. The Vehicle Tracking Unit, installed in police patrol cars and aircraft in the coverage areas (for detail see the section titled "Global Presence" below), is used by law enforcement officers to lead them to the stolen vehicle using VHF direction-finding technology to locate the LoJack Unit emitting the tracking signal. In Canada and Italy, the tracking of stolen LoJack equipped vehicles is currently performed by our personnel or by private parties under contract with us, and once a LoJack equipped stolen vehicle is located by our tracking team, we rely on local law enforcement agencies for the actual recovery.
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

We believe that the benefits to consumers from the LoJack System include the following:

•	Approximately 90% historical recovery rate for cars and light trucks in the United States;

•	Covert installation of the LoJack Unit which decreases the chance of discovery and system disablement;

•	VHF based technology that penetrates buildings and containers to facilitate tracking and recovery of vehicles that are hidden from view;

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
The LoJack Fleet Management System Powered by TomTom
In January of 2013, we entered into a Value Added Distributor and Reseller Agreement with TomTom to provide certain TomTom products and services. Under the agreement, we have been appointed as a non-exclusive dealer in the U.S., Mexico and Canada to promote, market, activate and sell certain TomTom products. LoJack Fleet Management powered by TomTom is a comprehensive GPS-based advanced telematics system designed for tracking and managing fleets ranging from 5 to 5,000 vehicles. It can be customized to fit the business needs of a wide range of companies in diverse industries.
LoJack Fleet Management provides business intelligence that allows fleet managers to achieve a wide range of operational efficiencies including maximizing fuel economy, minimizing driver/labor costs, extending fleet vehicle life cycle, optimizing customer service, and ultimately, increasing business productivity and profitability.
We believe that the specific benefits of LoJack Fleet Management include the following:

•	Increase profitability

◦
Easily locate vehicles and dispatch the closest driver to a jobsite. Money is saved on fuel when drivers are dispatched based on proximity to job sites and using the TomTom navigation system for optimized routes. The business is able to respond to customers more quickly and efficiently which can result in better customer service, increased referrals and higher resource productivity.

•	Improve driver safety while controlling vehicle maintenance costs

◦	Active Driver Feedback prompts drivers to stay safe and fuel efficient behind the wheel. Better driving can save money with fewer service appointments.

•	Facilitate better customer service

◦	Dispatch the closest vehicle to a job and provide customers with accurate estimated arrival times to keep them informed. Enables a competitive advantage by offering customers smaller service windows.

•	Improve security controls

◦
Eliminate unauthorized use and respond to a theft immediately upon receiving an alert if your vehicle leaves a pre-set area.  The Stolen Vehicle Recovery upgrade option (available in certain areas) uses very high frequency technology to help police track stolen vehicles in places where other technologies may not work.

•	Provide electronic driver logs

◦	Provides an automatic online logbook of jobs and working hours to keep the most accurate records with data from vehicles reported in real-time.

◦	Record information as you drive, reducing paperwork at the end of the day.

•	Allow for mobile management

◦
Customers can manage their fleet from an iPhone or Android smartphone or tablet. The WEBFLEET application allows customers to see their fleet on a map, monitor orders and manage fleet resources more effectively.

The LoJack Canada Boomerang System
The legacy Boomerang Tracking System, or Boomerang System, sold in Canada prior to the transition to the LoJack System during 2011, is based on VHF and cellular technology and uses tracking devices internally developed by LoJack and the wireless network of a major Canadian telecommunications company for locating and tracking stolen assets. The cellular coverage area for

LoJack Canada’s tracking of stolen assets includes most of North America; however, its service area is primarily in certain Canadian provinces. The Boomerang System consists of the Boomerang Unit that is installed in a consumer’s vehicle, the cellular network, the LoJack Canada Security Center and Vehicle Tracking Units. If a vehicle equipped with a Boomerang Unit is stolen, the vehicle owner is instructed to report the theft to the local police department and the LoJack Canada Security Center. When the Security Center is advised of a theft, it obtains the approximate location of the Boomerang Unit via a secure connection with the cellular carrier and then transmits a unique code causing the Boomerang Unit to transmit a tracking signal. Upon transmission of a tracking signal by the Boomerang Unit, a tracking vehicle, equipped with a Vehicle Tracking Unit, is dispatched to the approximate location of the Boomerang Unit. In Canada, we use our own employees and third parties to perform tracking of Boomerang Units. The Vehicle Tracking Units use direction-finding technology to locate the source of the tracking signal emitted by the Boomerang Unit which, with the integration and/or assistance of local law enforcement personnel, leads to the recovery of the stolen vehicle.
LOJACK ADVANTAGES FOR STOLEN VEHICLE RECOVERY
Unlike systems based on Global Positioning System, or GPS, technology, our technologies can penetrate buildings and containers for the effective tracking and recovery of stolen mobile assets hidden from view, while GPS technology is easily jammed by such interferences. We differ from such GPS products in that our products are covert without any visible antennas or markings on the vehicle indicating presence of the LoJack System. Additionally, the direct integration of the LoJack System with law enforcement in the United States results in the automatic activation of the LoJack Unit upon the vehicle owner’s report of the theft to police and, therefore, no third-party intermediaries are involved in the activation or tracking process.
PRODUCTS AND TECHNOLOGY
LoJack®
The LoJack Unit is the component of the LoJack System that is installed in a consumer’s vehicle. The LoJack Unit consists of a VHF transponder with a hidden antenna, microprocessor and power supply and contains a set of secret codes unique to the LoJack Unit. The LoJack Unit’s transmitter is activated upon receipt of its unique activation code from the Sector Activation System. In the United States, the entry of a stolen vehicle report into law enforcement information systems in jurisdictions where the LoJack System is operational causes the Sector Activation System to broadcast the unique activation code to the LoJack Unit in the stolen vehicle, in turn causing the LoJack Unit to transmit a signal. An activated LoJack Unit will continue to broadcast until it receives a properly coded message to stop. The deactivation command is automatically sent to the LoJack Unit upon entry of theft recovery information in the law enforcement information system. All transmissions are made on a nationwide very high frequency allocated by the Federal Communications Commission, or FCC, for a variety of law enforcement tracking and recovery applications, including tracking and recovery of stolen vehicles, people at risk, individuals of interest to law enforcement, lost or stolen cargo and hazardous materials.
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
We also offer warranty products that may be purchased as a supplement to the original purchaser’s warranty. These warranty products include: LoJack Extended Limited Recovery Warranty, LoJack Guarantee Plus 5000 (offered in all U.S. states except New York) and LoJack Protection Plus 5000 (New York only). For more information on our warranty products, see the section titled "Product Warranty" below.
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
In July 2013, Absolute announced the release of LoJack for Mobile Devices. LoJack for Mobile Devices is the first Consumer theft recovery solution for Android smartphones and available for purchase through the LoJack for Mobile Devices website.

Leveraging the same technology used in LoJack for Laptops®, the solution cannot be removed by a factory reset once the app is installed by the user and activated. When a protected smartphone is stolen, Absolute then works with local law enforcement and internet service providers to recover the device. Users can also remotely lock, locate their device or delete sensitive files to prevent identity theft.
Fleet Management Powered by TomTom
The LoJack Fleet Management system is comprised of a GPS-based location device; a Software as a Service, or SAAS, based application used for tracking, monitoring and reporting from desktop browser to smartphones and tablets; and optional dash mounted navigation devices enabling interactive communications with the driver as well as turn-by-turn directions, optimized routing based upon traffic conditions, and delivery instructions.
The fleet management GPS device, which can be installed either covertly or in the open, and the optional navigation device can be installed by either LoJack’s installation resources or the customer.
We also offer a number of options ranging from a simple monitoring and tracking solution to a solution complete with on-board navigation devices, as well as live traffic and vehicle and driver behavior data. For those businesses looking for integration with existing systems or who need a specialized solution, we offer integration API’s for applications such as dispatching, temperature monitoring, proof of delivery, fuel cards, route optimization, mobile worker applications, vehicle maintenance, and billing/invoicing.
Boomerang®
The Boomerang Unit is the component of the Boomerang System that is installed in a customer’s vehicle. The Boomerang Unit consists of a cellular band VHF transponder with antenna, microprocessor and power supply. We continue to support the Boomerang Units sold prior to the transition to LoJack Units during 2011; however, we no longer offer the Boomerang Unit products for sale. For a listing of the Boomerang Unit product suite previously offered, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
If a vehicle equipped with a Boomerang Unit is stolen, the vehicle owner reports the theft to the local police department and the LoJack Canada Security Center. When the Security Center is advised of a theft and after a police report has been filed, the Security Center locates the approximate location of the Boomerang Unit via a secure connection with the cellular carrier network and then sends a unique code causing the Boomerang Unit to transmit a tracking signal. A tracking vehicle, equipped with a Vehicle Tracking Unit is dispatched to the general area reported by the Boomerang Unit. The Vehicle Tracking Units use sophisticated direction-finding technology to locate the source of the tracking signal emitted from the Boomerang Unit. Upon location of the stolen vehicle, Vehicle Tracking personnel notify local law enforcement, who recovers the vehicle.
SafetyNet
The SafetyNet System is comprised of a transmitter, worn on the wrist of the subscriber, a Search and Rescue, or SAR, Receiver used by public safety agencies, a database of key information about the subscribers to assist in the search and rescue, and training of law enforcement and public safety agencies in the use of our technology in the search and rescue process. The transmitter constantly emits a VHF signal which can be tracked by trained search and rescue agencies using a SAR Receiver. The VHF signal enables the police to pinpoint the precise location of a missing subscriber using a handheld, portable SAR Receiver.
SCI
We own approximately 64% of SCI. We license to SCI the use of the LoJack brand name for its cargo tracking and recovery solution, called LoJack InTransit™. LoJack InTransit™ uses three technologies (VHF, GPS and Global System for Mobile Communication, or GSM) in combination to deliver a comprehensive solution for the prevention, detection, investigation and recovery of stolen cargo.
GLOBAL PRESENCE
As of December 31, 2013, the LoJack System was operational in 28 states and the District of Columbia in the United States. We have available statewide coverage, defined as coverage of at least 80% of the state population, in Arizona, California, Connecticut, the District of Columbia, Maryland, Massachusetts, Michigan, New Jersey and Rhode Island. We have coverage available in major metropolitan areas, cities and high crime areas in Colorado, Delaware, Florida, Georgia, Illinois, Louisiana, Nevada, New Hampshire, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia and Washington. We became operational in the state of New Mexico in early 2014. We identify and define coverage areas based on a qualitative analysis of population density, new car sales and geography.
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
BUSINESS MODEL
North America Segment
Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning Units and related products and extended product and recovery warranties to automobile dealers, which include automobile dealers, dealer groups, and automotive accessory retailers, who resell the units to consumers. There are no additional monthly fees or service contracts associated with the sale of LoJack Units, LoJack Early Warning Units or extended product and recovery warranties. Approximately 85% of our revenue in the United States during 2013 originated through this distribution network of automobile dealers. Expansion into additional markets beyond the automotive market through products such as LoJack for Construction Equipment and LoJack for Motorcycles leverages our existing network and requires no additional infrastructure. Approximately 10% of our revenue in the United States was derived from the sale of LoJack for Construction Equipment units and LoJack for Motorcycles units during 2013.
We contract with and certify select dealers and other third parties to install our products. In 2013, 53% of our products sold in the United States were installed by third parties, compared to 61% in 2012 and 60% in 2011. We monitor the quality of these installations through an extensive quality control process.
Our revenue in Canada is derived primarily from the sale of LoJack Units and from service contracts related to the monitoring and recovery of legacy Boomerang Units. Customers who purchased a legacy Boomerang Unit (prior to the transition to LoJack Units) were required to enter into a service contract with LoJack Canada. The terms of service contracts offered ranged from 12 to 60 months and were generally payable in full upon the activation of the related unit or renewal of a previous service contract. Customers were also offered a month-to-month option. Beginning in 2011, we introduced the LoJack technology in Canada and the business model and product offerings are now similar to those of the United States. Approximately 35% of our revenue in Canada during 2013 was derived from the unit sales through automotive accessory retailers and automobile dealers, while the remaining 65% of revenue during 2013 was derived from associated service contracts. As of December 31, 2013, there was approximately $1,977,000 of deferred revenue resulting from approximately 15,000 active service contracts in Canada. As we continue to transition the customer base in Canada to LoJack Units, we expect the number of service contracts and related deferred revenue to decrease correspondingly. As of December 31, 2013, there was also approximately $1,002,000 of deferred revenue on LoJack Unit sales in Canada.
Certain insurance companies in Quebec and Ontario offer rebates to customers who install a stolen vehicle recovery product in their vehicles, and in some instances, insurance companies require installation of a stolen vehicle recovery product in such vehicles.
Revenue from the North America segment accounted for 71%, 74% and 68% of our consolidated revenue for the years ended December 31, 2013, 2012 and 2011, respectively.
International Segment
LoJack technology is operational in 30 countries and territories outside of the North America segment. We have developed our technology such that the LoJack System can be used by local law enforcement, by our licensees’ own security organizations, or by a combination of both. International revenue is derived from the sale of LoJack Units, system infrastructure components, royalties, licensing fees and subscription and installation services. International licensing agreements are denominated primarily in U.S. dollars and are structured with up-front licensing fees. Our license agreements provide that we supply components and products at prices to be determined from time to time and/or receive royalties based upon the licensees’ LoJack based revenue. Approximately 90% of our international revenue was from the sale of LoJack Units during 2013.
At December 31, 2013, we held a 12.5% equity investment, with a carrying value of $1,541,000, in our Mexican licensee; a 5.5% equity investment, with a carrying value of $276,000, in our French licensee; and a 17.5% equity investment with a carrying value of $496,000, in our Benelux licensee. In addition, we hold a 5% equity interest in our licensee in Argentina, for which we have no carrying value in our financial statements.
We have commercial operations in Italy through LoJack Italia. Since 2005, we have invested approximately $33,000,000 (comprised of LoJack network build-out and operating losses) in LoJack Italia. We estimate this business will require an additional investment of approximately $500,000 to $1,000,000 over the next two to three years.
Our revenue in Italy is derived primarily from the sale and installation of LoJack Units and related service contracts. Purchasers of LoJack Units in Italy are required to enter into a service contract with LoJack Italia. The majority of service contracts offered have terms which range from 12 to 60 months and are generally payable in full upon activation of the related unit or renewal of a previous service contract. Customers are also offered a month-to-month option. Approximately 44% of our revenue in Italy during 2013 was derived from the sale of LoJack Units, while the remaining 56% of revenue during 2013 was derived from associated service contracts. As of December 31, 2013, there was approximately $2,794,000 of deferred revenue resulting from approximately 33,600 active service contracts in Italy.
Revenue from the International segment accounted for 26%, 23%, and 30% of our consolidated revenue for the years ended December 31, 2013, 2012 and 2011, respectively.
All Other Segment
Revenue in our All Other segment is derived primarily from SCI and SafetyNet and accounted for 3% of total revenue in 2013. SCI revenue is derived from the sale, lease or service of tracking devices as well as subscription fees for monitoring service alerts and activity reporting. At December 31, 2013, there was approximately $83,000 of deferred revenue relating to SCI subscription based services.
SafetyNet revenue is derived primarily from the sale of transmitters, replacement parts and monthly service fees. The SafetyNet business model is a fulfillment and service model, which provides the SafetyNet offering to caregivers and consumers for an upfront product fee, followed by a monthly service fee. As part of this business model, we provide SAR Receivers directly to participating law enforcement agencies at no cost.
VEHICLE, ASSET THEFT AND PEOPLE AT RISK
North America Segment
According to the most recent Federal Bureau of Investigation Uniform Crime Report for 2012, a motor vehicle is stolen in the United States every 44 seconds. These reports also indicated that in 2012, vehicle theft rose for the first time in 8 years. In 2012, total motor vehicle theft in the United States was approximately 721,000 vehicles, with an estimated value of $4.3 billion. Most auto theft is carried out by sophisticated thieves, rather than amateur thieves. Thieves typically steal vehicles because of the profit potential of the vehicle’s components sold on the black market. Also, in the United States, the national recovery rate for stolen vehicles has declined from 67% in 1999 to 54% in 2012, near a 30-year low. The National Insurance Crime Bureau also reported that approximately 46,000 motorcycles were stolen in the United States in 2012. Of those motorcycles stolen, only 39% were recovered by law enforcement, making motorcycle owners and the insurance industry vulnerable to loss.
According to Statistics Canada, a federally commissioned statistics bureau, approximately 78,000 vehicles were stolen in Canada during 2012. Of those, approximately 50% of stolen vehicles end up in chop shops, where stolen cars are dismantled for parts to be sold off separately. The Insurance Bureau of Canada reported that each year such crimes cost auto insurers and their policyholders approximately CAD $542 million and, when considering emergency response, court, policing, legal and out-of-pocket expenses, such as deductibles, the annual costs of auto theft in Canada approach $1 billion.
International Segment
Interpol, which provides services for the law enforcement community to optimize the international effort to combat crime, indicated in a recent report that approximately 7.2 million vehicles were stolen globally in 2012.
All Other Segment
In the cargo security market, it is estimated that $10 to 30 billion in merchandise is stolen from cargo ships, trucks, ports, railroads and highways annually in the United States.
According to the Alzheimer's Association, it is estimated that 5.2 million Americans suffer from Alzheimer’s disease and that there will be 13.8 million Americans affected by 2050. Wandering, the most life-threatening behavior associated with Alzheimer’s disease, affects 60% of such patients, and approximately 50% of the cases where the person is not located within 24 hours end in death. Additionally, the Center for Disease Control and Prevention, or CDC, estimates that about one in every 88 children in the United States has been identified as on the autism spectrum and 49% of children with autism are prone to wandering.
SALES AND MARKETING
North America Segment
Our sales and marketing activities in the United States focus on the automotive channel, through which automobile dealers offer the LoJack Stolen Vehicle Recovery Unit as well as our LoJack Early Warning and Extended Warranty products as options for both their new and used car sales. We market our products to these dealers primarily through a national sales force, which we supplement with independent sales representatives and inside sales representatives. Our salespeople routinely visit new and used car dealers to educate and train dealership personnel on the benefits of the LoJack Stolen Vehicle Recovery System and related products. In certain dealerships, LoJack sales personnel present programs such as the pre-install selling model, and educate the dealership personnel on how installing LoJack Units on every car on their lot can lead to a strong value proposition for the dealer. We also utilize a direct response program to sell the LoJack product in specific markets, such as the market for classic cars, and to sell extended warranty and related products to our installed end customers. In order to ensure that the LoJack Stolen Vehicle

Recovery Unit and related products can be financed as a part of the purchase price of the vehicle, we continue to develop arrangements with major finance companies to help improve the availability of credit for the end consumers.
The LoJack brand has an aided brand awareness of approximately 81% in the United States according to a brand study performed by us in 2011. This brand awareness is beneficial to all existing sales channels and product lines, including automotive, commercial, motorcycle and laptops and may prove beneficial to channels and product lines we may enter in the future.
Building on our already high brand awareness, we continue to drive engagement with dealers and consumers through our digital and direct marketing efforts. We invest proactively in our digital marketing efforts. In 2012, we completely redesigned LoJack.com website, which receives approximately one million visits annually; autotheftblog.com, which highlights the real life effectiveness of our products as well as our positive impact on consumers, dealers and law enforcement; and our newly developed consumer applications for iPhone® and Android phones which provide users with parking location support, a "mobile glovebox" for storing important vehicle information and stolen vehicle recovery process assistance. We have also released an iPad® application for use as an educational and sales tool for dealership personnel as well as consumers and developed a comprehensive multi-media dealership sales training program with leaders in the dealership training industry. With a high number of consumers in the United States who are concerned about car theft, the ability to reach these consumers directly, as well as through well-trained dealership sales personnel, is a key component of our sales and marketing plans. During 2012 and 2013, we also invested in the development of integrated marketing processes and systems to support dealer and consumer sales and marketing.
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
We license the LoJack brand name to Absolute for use in connection with theft recovery products for laptop computers. All sales and marketing efforts associated with the LoJack for Laptops and LoJack for Mobile Devices products are controlled and funded by Absolute.
Our Canadian sales and marketing efforts are focused on the provinces of Quebec and Ontario. We completed our expansion into Ontario in January 2012, where we leverage the LoJack brand, technology and law enforcement model. In Quebec, we partner with insurance companies that mandate and/or give rebates on insurance costs for a stolen vehicle recovery system on high priced or high risk of theft vehicles. We maintain a direct sales force in Quebec, which works directly with insurance companies, insurance brokers and local resellers of the LoJack System. We also sell these products directly to consumers and commercial businesses through a company-owned distribution center and through traveling sales representatives. Subscribers in Quebec accounted for 73% of our total subscribers in Canada in 2013. We maintain a direct sales force in Ontario whose primary focus is the automotive dealer channel.
In 2013, our Fleet Management solution was sold through our existing commercial sales force. We are currently in the process of building a dedicated team of outbound and field-based fleet sales people that are located throughout the country. In addition to typical marketing efforts, we currently market through automotive dealership referrals and through our LoJack stolen vehicle recovery sales force direct to automotive dealerships.
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
Our sales and marketing efforts for SafetyNet are concentrated in select markets in the United States, specifically major metropolitan areas within Massachusetts, Florida and Pennsylvania. We are marketing SafetyNet directly to caregivers of those with Alzheimer’s, autism and other cognitive disorders through non-profit and public service agencies.

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
North America Segment
Our growth strategy in North America includes developing a segmented approach to the market which is expected to increase growth while improving the efficiency and effectiveness of our sales and market investments; bringing new products and services to the market to take advantage of consumer and dealer demand in the "connected car" space while leveraging our sales, installation and law enforcement networks; continuing to build on our functional and technical excellence to ensure we have the foundational processes, systems and people to enable growth; and building on the breadth and depth of the LoJack brand among consumers and automotive dealers.
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

New Products and Services

•
In January 2013, we entered into a strategic alliance with TomTom, through which we offer fleet telematics solutions to small and medium sized businesses, commercial fleets, automotive dealerships and law enforcement agencies. Our strategic alliance with TomTom allows us to build upon our global stolen vehicle recovery network technology and quickly go to market with a wider range of solutions that add value to our customers and partners. We believe that significant market opportunities exist relating to the "connected car" concept, and that our alliance with TomTom will enable us to have a unique and important position in this market by leveraging our complementary capabilities. LoJack contributes to the alliance our brand strength, global commercial distribution, stolen vehicle recovery system network, installation network, automotive after-market leadership and unique law enforcement relationships. TomTom offers leadership in navigation and location-based services and technology, a successful "Software as a Service," or SaaS, business model and extensive experience in handling large amounts of data. Together, we expect to introduce and scale new products and services for existing and new markets, creating additional value for our customers and partners.

•
Our internal product development team released our beta version of a wireless protocol which will enable other devices, such as vehicle immobilizers, GPS/CELL units, etc., to communicate with and through the LoJack Stolen Vehicle Recovery Network. In addition, we have released new network components which enable lower cost expansion of the recovery network. All of these products may be utilized by both our wholly owned operations and licensees.

Functional and Technical Excellence

•
Partnering and technology are two key components of our growth strategy. We believe that having the right resources in place to support our growth strategies is crucial to our success. In 2012, we announced the creation of a Vice President of Corporate Development position to help accelerate our growth initiatives. The strategic alliance with TomTom was facilitated by this addition. To address our focus on expanding our technology platform, we added the position of Chief Technology Officer in 2013. These two positions play a significant role in developing and executing a product cycle plan for delivering value-added products to market quickly.

•
We are currently in the process of redesigning our enterprise resource planning systems, which can enable us to simplify our business processes, increase integration with consumers and dealers, support a SaaS subscription revenue business model and automate many of our existing processes, resulting in an improved customer experience. We expect this system to be implemented in 2014.

Brand Development

•
We believe that increased market coverage, new products and services, and a broader technical platform can increase the value of the LoJack brand by expanding its relevance to consumers and dealers through broader connections and deeper relationships.

•
During 2012 and 2013, we invested in our digital marketing efforts, including the completely redesigned lojack.com website, which receives approximately one million visits annually; autotheftblog.com, which highlights the real life effectiveness of our products, as well as our positive impact on consumers, dealers and law enforcement; and our newly developed consumer applications for iPhone® and Android phones which provides users with parking location support, a "mobile glovebox" for storing important vehicle information and stolen vehicle recovery process assistance. We have also released an iPad® application for use as an educational and sales tool for dealership personnel as well as consumers and developed a comprehensive multi-media dealership sales training program with leaders in the dealership training industry.
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
We have a common global platform which utilizes the same basic unit to operate on the varying global frequencies used for stolen vehicle recovery. This common platform has contributed to growth in our international business due, in large part, to reduced product costs achieved through manufacturing efficiencies.
In order to support our international growth and further development of our global brand, we are developing integrated business processes and systems to improve our ability to collaborate and work together across all functional areas. To accelerate progress in these areas, we have created two globally focused teams: the Global Operations Group and the Global Sales Planning and Sales Operations Group.
Our Global Operations Group integrates our U.S. and international field engineering, product support, installation and quality control teams to better serve our global customer base. Integration of these teams into one group is intended to improve our market development practices and our global market expansion efforts through the development and sharing of best practices. With the creation of the Global Operations Group, our engineering mission will evolve from purely maintaining our very high frequency technology portfolio to collaborating with other technology companies to develop a new set of innovative products and services that our partners and customers value.
Our Global Sales Planning and Sales Operations Group extends our sales planning and analytics activities to cover our international markets in addition to this group's past coverage of our domestic market, and is intended to increase integration of our sales and marketing functions. The goals of this group include the development of improved plans and programs leading to better results, more efficient use of resources and faster time to market for new initiatives.
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
All Other Segment
SCI’s growth strategy focuses on the expansion of its nationwide sales efforts through channel and strategic partners and targets companies who transport valuable cargo by ocean, truck, air or rail to, from, and in the United States, Canada, Mexico, Europe and Africa. Our customers are generally companies in the electronics, tobacco, pharmaceutical and retail industries that want to protect the integrity of their supply chain and reduce risk on their high value shipments.
SafetyNet’s growth strategy focuses on creating consumer awareness of our technology to assist in the search and rescue process for people at risk in select markets, specifically targeted at major metropolitan areas within Massachusetts, Rhode Island,

Florida and Pennsylvania. Going forward, we have decided to concentrate our efforts on sustaining and expanding our subscriber base within these select markets, and have discontinued, at least temporarily, our efforts to expand our market reach more broadly. We have also decided to concentrate our marketing efforts on publicizing successful search and rescue results, and have discontinued our proactive marketing outreach efforts. We continue to explore strategic alternatives for our SafetyNet business.
PRODUCT DEVELOPMENT
Our product development efforts focus on identifying, designing and creating product solutions that fulfill our brand promise of providing after-market safety, security and protection products and services for the "connected car." Additionally, we seek to leverage our knowledge of the processes and systems used by law enforcement operations to facilitate the tracking and recovery or rescue process and ensure that our product road map continues to support our direct integration with law enforcement in the United States and in some foreign jurisdictions. Our products and services are developed either internally or in conjunction with third parties.
In 2013, we expanded our product line by partnering with TomTom and introduced the LoJack Fleet Management Powered by TomTom product. As we enter 2014, we are preparing various telematics system solutions which will include hardware, applications, back-end services and user interfaces for the Insurance, Dealer, and OEM markets.
The eighth generation LoJack Unit is currently under development and will continue to expand on our proprietary power management and wireless protocols. This next-generation product will consolidate new technologies which will allow us to significantly reduce both the size and power consumption of the LoJack Unit. By reducing the size and power consumption of the unit, we are creating a product which can be leveraged into various recovery solution offerings. In addition to standard LoJack Units, the new technology will create embeddable modules which can be incorporated into other third party products. The reduced size of the eighth generation solution allows for installation in more covert locations within various vehicle types. The development of a self-powered product for the domestic vehicle market is anticipated to be completed in 2014, with the roll-out to continue for our international markets throughout 2015. In 2014, we will commence scaling the platform further into the standard recovery unit products in preparation for an expected roll-out in 2015 and 2016.
In 2013, we began the process of re-architecting the next-generation base station, which is part of the Sector Activation System component of the LoJack Recovery System. As with our LoJack Unit, the next-generation base station design will leverage a platform core approach. The platform approach will help to ensure that our base stations maintain a high degree of reliability and flexibility while incorporating the latest advances in radio technology. In 2014, we expect to have completed initial prototypes and commenced field testing.
We coordinate the research and development efforts for our North America and International segments. It is our objective to establish a center of excellence to capture global market requirements and, in turn, develop superior products that will delight our customers.
Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. Product development expenses totaled $5,434,000, $5,410,000 and $5,318,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
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
The expansion of the LoJack technology into Canada required approval by Industry Canada of equipment and authorization from Industry Canada for LoJack to transmit in Canada on the same VHF allocated by the FCC for the LoJack System in the

United States. The necessary equipment and transmission approvals have been obtained, and LoJack is currently fully operational in Quebec and Ontario.
The legacy Boomerang tracking beacon operates on an unlicensed frequency and does not require specific government approval. In Canada, the tracking of stolen LoJack or Boomerang equipped vehicles is performed by our personnel or by private parties under contract with us. Although specific governmental licensing and approval are not required, once a LoJack or Boomerang equipped stolen vehicle is located by our tracking team, we rely on local law enforcement agencies for the actual recovery. As a result, establishing and maintaining a good relationship with law enforcement agencies is important to our business in Canada.
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
PRODUCT WARRANTY
North America Segment
LoJack Limited Warranty. This limited warranty is provided at no cost to the original retail purchaser of a LoJack Unit or a LoJack Unit with Early Warning. This warranty provides the following two benefits:

•
LoJack Parts & Labor Warranty.    This warranty repairs or replaces LoJack Units (excluding the Early Warning Key Pass and batteries) that are defective in material or workmanship for up to two years after the warranty commencement date. This warranty also provides for the repair or replacement of an Early Warning Key Pass that is defective in material or workmanship for up to ninety days of the warranty commencement date. This warranty does not apply to the Early Warning Key Pass batteries.

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

•
LoJack Protection Plus 5000 (Florida only). This warranty provides that, if within the five year coverage period, the vehicle is stolen and not recovered within thirty days of the official theft report or is recovered and deemed a total loss, the customer will be paid up to $5,000 in Vehicle Protection Expenses, not to exceed the actual cash value of the vehicle. Vehicle Protection Expenses incurred by the customer as a result of the theft of the vehicle include insurance deductible expenses, temporary vehicle rental expenses, sales tax and registration fees, expenses for a comparable replacement vehicle and other incidental expenses allowed by law. However, Vehicle Protection Expenses may not duplicate any benefits paid or payable under the customer's primary insurance policy.
Boomerang Parts & Labor Warranty.    This warranty provides to original purchasers of Boomerang Units that the unit will be free from defects in material or workmanship for a period of two years from the date of purchase. If the product proves to be defective in material or workmanship during such period, we will, at our option, replace or repair the product or reimburse the purchase price paid.
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
LoJack Limited Recovery Warranty (Canada only).    This warranty provides to purchasers of LoJack Units in Canada that if a LoJack equipped vehicle is stolen and not recovered within thirty days (fourteen days for Early Warning products) of the reported theft, the customer will have the option of receiving from LoJack Canada: (1) the reimbursement of the equipment purchase and installation costs, up to a maximum amount of CAD $1,000 for vehicles equipped with an Espion or LoJack C Tracking System or a maximum amount of CAD $1,500 for vehicles equipped with an Espion Alert or Espion Alert Plus Tracking System, subject to the presentation by the customer of purchase, installation and services invoices in support of the claim; or (2) new equipment, including installation, for vehicles equipped with an Espion, LoJack C, Espion Alert or Espion Alert Plus Tracking System, at no cost to the customer.
Limited Warranty for LoJack Fleet Management System powered by TomTom.  This limited warranty provides to customers that the hardware in the LoJack Fleet Management System will be free from defects in material or workmanship under normal use for the warranty period of one year for purchased units or the term of the rental agreement (generally 36 months) and any renewals for leased units.  If the hardware proves to be defective in material or workmanship during such period, we will, at our option, replace or repair the hardware.  This warranty does not cover any related software.
All Other Segment
SCI warrants its hardware devices to be free of defects in materials or workmanship for a period of one year after the date of purchase. Any hardware item covered by SCI’s warranty and found to be defective during the warranty period will be repaired or replaced at SCI’s discretion.
We warrant to consumers that the SafetyNet transmitter will be free from defects in material, workmanship or design for a period of one year from the date of purchase. If the product proves to be defective in material, workmanship or design within that period, we will replace the transmitter. Under the SafetyNet warranty, our maximum liability may not exceed $500.
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
We hold a patent portfolio that covers vehicle tracking, security and recovery technology. The portfolio includes United States Patent Nos. 5,917,423, 6,229,988, 6,522,698, 8,013,735 and 8,350,695 which expire in 2015, 2018, 2017, 2030 and 2031, respectively, each of which covers portions of the LoJack System. Each of these patents adds to the predecessor patents by adding functionality that we believe yields a competitive advantage. United States Patent No. 7,973,649 covers LoJack Early Warning and expires in 2030. Our portfolio further comprises additional patents and patent applications that protect important aspects of our products including, but not limited to, power management in our products, efficient operation of the LoJack network, and also potential future products. In addition, we hold unpatented confidential information or trade secrets that are integral to the operation of the LoJack System. We believe that protection of the unpatented intellectual property will continue beyond the expiration of the stated patents.
In Canada, we hold a patent portfolio that covers location, tracking and recovery using an existing network, vehicle location using a kinetic network, our two-way tracking beacon and anti-jamming technology. The portfolio includes Canadian Patent No. 2,203,302 which expires in 2017 (corresponding to United States Patent No. 5,895,436 which expires in 2016), a Canadian patent application No. 2,435,839 (corresponding to United States Patent No. 7,091,835 which expires in 2023) and Canadian Patent No. 2,395,843 (corresponding to United States Patent No. 6,498,565, expiring in 2021) which expires in 2021.
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
We have registered or filed for the registration of our trademarks Boomerang, Boomerang2, Boomerang & Design (logo), BoomerangXpress, Boomerang Espion and Boomerang Espion Alert in Canada. We believe these trademarks have sufficient recognition to give us a competitive advantage in the Canadian market.
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
COMPETITION
North America Segment
We believe that we have several competitive advantages in the United States, including our proprietary VHF technology and two-way tracking beacon, our distribution networks, our distributed installation capacity, our well-known brand and our integration with law enforcement. Our VHF technology is proven to be effective for the tracking and recovery of stolen vehicles and mobile assets. We hold a patent portfolio that covers vehicle tracking, security and recovery. We have developed a network in the United States that would be very expensive for a competitor to replicate. We have an established distribution network in the automotive, motorcycle and construction channels in the United States. Additionally, in the United States, we have a distributed installation capacity which allows us to go to the customer, rather than requiring the customer to come to us. Based on a brand study performed by us in 2011, we have a well-known brand with an aided brand awareness of approximately 81% in the United States, which provides us a strong competitive advantage. The LoJack System is directly integrated with law enforcement in the United States and, as a result, we have a detailed understanding of law enforcement systems and procedures. We are unaware of any competitor who provides a system capable of being operated or actively monitored exclusively by law enforcement agencies. We believe these competitive advantages present substantial barriers to competitive entry into our existing markets.
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
Competition for our Fleet Management solution differs significantly from our stolen vehicle recovery solution, with a large number and highly fragmented group of competitors going to market in largely similar ways. The current structure of the industry is a function of the large addressable market for fleet management solutions, the relatively low market penetration of the addressable market, and relatively low barriers to entry. Competition in this market is based upon a large number of factors including installation capability and capacity, brand and reputation, distribution channels, financial resources, and product functionality.

International Segment
We believe that we have several competitive advantages in the International segment, including an established network through our licensees and wholly owned operations in Italy. Several competitors or potential competitors are marketing or have announced the development of products, including those that are based on VHF technology, cellular technology, GPS technology or some combination of these technologies, which claim to have stolen vehicle tracking features that may compete directly with the LoJack System in our International segment. In addition, to the extent that OEMs develop and market their own products for the recovery of stolen vehicles in international markets, we would also face competition from these companies. In some instances, competitors have a market share comparable or larger than that of our licensees.
The competitive environment in regions with relatively high rates of auto theft, such as many countries in South America and parts of Africa is generally more intense than in regions with lower rates of theft. For instance, the transportation department of the government of Brazil has adopted a regulation requiring all new vehicles be equipped with a tracking device operating on a cellular phone network and utilizing GPS technology. While the law requires vehicles to be equipped with a tracking device, there is no mandate requiring activation of the tracking device. Implementation of this regulation has been delayed on a number of occasions and is expected to be implemented during 2014. Implementation of this regulation may negatively affect demand for LoJack Units in Brazil. However, we believe that the LoJack VHF direction finding technology will continue to provide a superior stolen vehicle recovery solution due to the covert and randomized nature of installation, and the susceptibility of cellular networks and GPS receivers to jamming.
Competition in Europe has become more intense, with many competitors offering stolen vehicle tracking devices that utilize cellular and GPS technologies. In addition, certain competitors have established relationships with automobile manufacturers and distributors to promote or incorporate their product offerings.
All Other Segment
We believe SCI and SafetyNet face competition from companies selling GPS and cellular phone systems which market themselves as solutions for cargo tracking and tracking and rescuing people as a service offering. We believe that our integration with law enforcement and public safety agencies as well as our VHF technology, which allows for recovery in areas where other technologies may fail, including concrete structures or densely wooded areas, create unique competitive advantages for both SCI and SafetyNet within their relevant markets.
CONTRACT MANUFACTURING ARRANGEMENTS AND INVENTORY
We have a contract manufacturing arrangement for the LoJack Unit and other LoJack System components sold in the North America and International segments with Celestica LLC. We believe that several companies have the capability to manufacture LoJack Units.
In the North America segment, we generally seek to maintain a supply of LoJack Units which we believe is sufficient to install units within days of receiving orders from our various distribution channels, including car dealers, and typically maintain no order backlog. These high service levels in our North America segment require moderate levels of inventory to accommodate our product mix and rapid conversion from stock to install. In the International segment, because of the uneven buying patterns of our licensees, we tend to produce the LoJack Units based upon forecasts and confirmed orders provided by our international licensees relating to our international markets. In some instances, we build units to stock when we have predictable demand from our international licensees in order to level load our contract manufacturer’s production schedule.
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
EMPLOYEES
As of February 2014, we had a total of 685 full-time employees, 604 of whom were working in the North America segment, 40 of whom were working in the International segment and 41 of whom were working in the All Other segment.
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
EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning our executive officers is set forth below.

Name	Age	Title
Randy L. Ortiz	56	President and Chief Executive Officer
Donald R. Peck	56	Executive Vice President and Chief Financial Officer
Emad S. Isaac	48	Senior Vice President and Chief Technology Officer
Harold E. Dewsnap	53	Senior Vice President and General Manager (U.S. Sales)
Jose M. Oxholm	47	Senior Vice President, General Counsel and Secretary
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
Mr. Peck joined LoJack in October 2011 as our Executive Vice President and Chief Financial Officer. Prior to joining LoJack, Mr. Peck served as Executive Vice President, Chief Financial Officer and Treasurer at Satcon Technology Corporation from March 2010 to May 2011. From September 2007 through January 2010, Mr. Peck served as Executive Vice President, Chief Financial Officer and Treasurer at Egenera, Inc. He also served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of The First Marblehead Corporation from 2003 through 2007.
Mr. Isaac joined LoJack in February 2013 as our Senior Vice President and Chief Technology Officer. Prior to joining LoJack, Mr. Isaac served as Senior Vice President and Chief Technology Officer at Rand McNally, where he created product roadmaps and portfolios for the telematics, navigation, and digital media businesses. He also was responsible for the overall technology direction, manufacturing operations and strategy, advising the CEO and board of directors on technology matters and product offerings. Prior to Rand McNally, Mr. Isaac was Chief Technology Officer at Morey Corporation, an electronics manufacturing services company, from 2005 to 2011. From 2000 to 2005, Mr. Isaac was Systems Architect and Distinguished Member of the Technical Staff at Motorola and has also has served in engineering roles at Navistar International, CAE Electronics and Paramax.
Mr. Dewsnap joined LoJack in January 2013 as our Senior Vice President and General Manager of U.S. Sales. Prior to joining the Company, he served as Regional Sales, Service and Parts Manager of Boston for the Ford Motor Company covering New England. From 2005 to 2010, Mr. Dewsnap was Ford’s Los Angeles Regional Sales Manager, responsible for overall sales and market representation operations in the state of California. In addition, Mr. Dewsnap has served as Ford’s Vice President and District Manager in Puerto Rico and Marketing Manager for the Middle East District for Ford’s Worldwide Direct Market Operations.
Mr. Oxholm joined LoJack in April 2012 as our Senior Vice President, General Counsel and Secretary. Most recently, Mr. Oxholm was the Associate General Counsel for The Goodyear Tire & Rubber Company from October 2005 to April 2012, where he primarily focused on legal affairs for Latin America. Before joining Goodyear, Mr. Oxholm held various legal counsel positions at Ford Motor Company between September 2000 and September 2005, serving clients in the United States, Europe, Middle East, Africa and Latin America. Before entering the corporate environment, Mr. Oxholm served at the law firms of Akin, Gump, Strauss, Hauer & Feld, LLP in New York and Thompson Hine LLP in Cleveland.
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
Our business depends on the automotive industry for new vehicle sales in the United States and sales of LoJack products in our particular geographic markets. For instance, a great majority of our domestic gross unit sales for the year ended December 31, 2013 were made through a distribution network consisting of automobile dealers that offer LoJack Units as an option on both their new and used automobiles. Sales levels in the automotive industry may be impacted by, among other things:

•
Changing economic conditions, such as the unfavorable economic conditions which have affected the United States recently, including low economic growth, high unemployment, and the decline in wealth resulting from depressed housing and equity markets;

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
Our business depends primarily on the sale, licensing and market acceptance of our principal product, the LoJack System and related products and services, in the United States, Canada and 30 foreign countries. Because our revenue is dependent on the success of our principal products, any factor affecting their marketability could have a material adverse affect on our business and results of operations. Factors that could harm the successful sale and licensing of the products include, among others:

•	If automobile dealers with whom we have relationships stop selling or emphasizing our products in connection with their vehicle sales;

•	If we become over-weighted in low growth vehicle brands or models and/or under-weighted in high growth vehicle brands or models;

•
If law enforcement agencies who currently utilize our LoJack System in the United States do not renew our service contracts or if such law enforcement agencies grant service contracts to our competitors;

•	If we are unable to maintain the FCC frequency used for operation of the LoJack System;

•	If we are unable to fully develop and sustain a market for our products and services in Italy;

•	If we are unable to gain acceptance in the consumer market for our LoJack products and services in Canada;

•	If our foreign licensees are unable to establish or maintain a market for our products in their jurisdictions;

•	If we are unable to develop enhancements to our products as required by market demand;

•	If we are unable to protect our proprietary rights;

•	If one or more of our competitors introduces a product or system that renders our products obsolete or less competitive;

•
If third parties are able to locate or impair the function of LoJack Units or Boomerang Units in vehicles or impair the functioning of the LoJack or Boomerang Systems, potentially adversely affecting our recovery rates; or

•	If vehicle manufacturers adopt practices, implement new technologies or create systems which adversely affect the efficacy of or the need for the LoJack System.
Our inability to maintain and grow sales from our pre-install program could adversely affect our business and results of operations.
We achieved a significant portion of our domestic sales in 2013 through our pre-install program with certain automobile dealerships. Pre-install sales accounted for 47% of our unit sales in the domestic dealer channel for the year ended December 31, 2013. This program provides for LoJack Units to be installed on automobiles in a dealer’s inventory in advance of the sale or lease of such automobiles to customers. The dealer makes a profit upon the sale of the LoJack unit through to the customer at the time of sale or lease of the pre-loaded vehicle. Decreased vehicle margins resulting from price transparency and increased brand competition have put pressure on dealerships to increase profit contributions in other areas of the dealership, including after-market products such as the LoJack System. These factors have contributed to increased dealer receptivity to our pre-install program and increased volumes within selling dealers during 2013. Negative changes in the automotive industry or the market for after-market products could result in an unwillingness of dealers to participate in our pre-install program because of the increased financial exposure that they may face from LoJack Units not being sold through to customers. In addition, dealers may decide not to participate in our pre-install program if we are unable to successfully execute and support all phases of the program, including installation of the LoJack Units and training of dealer employees. A decrease in sales through our pre-install program could have a material adverse effect on our business and results of operations.
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
We are dependent upon the success and continued relationships with the large regional or national dealer groups in the United States which currently sell our products.
Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning Units and related products and extended product and recovery warranties to automobile dealers and retailers who resell the units to consumers. In 2013, approximately 85% of our revenue in the United States originated through this distribution network of automobile dealers which is geographically diverse, but which includes several large national dealer groups. Our business could be materially adversely impacted by the loss of business with any of the large regional or national dealer groups with whom we conduct business. To the extent that these dealer groups are affiliated with certain automobile brands, our business could also be adversely impacted by a decline in consumer demand for these brands.
We are subject to financial and reputational risks due to product recalls resulting from product quality and liability issues.
We rely on third-party manufacturers of our LoJack Units and critical components of LoJack Units. Product quality and liability issues present significant risks. Our efforts and the efforts of our third party suppliers to maintain product quality may not be successful. From time to time, we receive reports from our customers, licensees or partners regarding potential quality issues with respect to our products or components of our products. As of the date of this Annual Report on Form 10-K, we are continuing our investigation of reports from some of our international licensees that some of the batteries in self-powered LoJack Units they have purchased from us appear to be losing their power prematurely. As a result of this battery investigation or other potential quality issues, we may incur expenses in connection with, for example, replacing inventory, initiating product recalls and/or defending lawsuits, and our brand image and reputation may suffer. Any material expenses, product recall or lawsuit seeking significant monetary damages could have a material adverse effect on our business, results of operations and financial condition. A product recall could generate substantial negative publicity about our products and business, and could interfere with our manufacturing plans and product delivery obligations as we seek to replace or repair affected products. Although we may have product liability insurance with respect to certain of our products, a number of criteria need to be met in order for our coverage to apply. If we do not have insurance sufficient to cover the costs associated with a product recall, the expenses we would incur in connection with a product recall could have a material adverse effect on our operating results.
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
During 2013, a sample of batteries produced by one of our component suppliers failed to meet our lot acceptance testing standards. The production of our batteries was modified such that we are no longer experiencing failures in our acceptance testing standards; however, no assurances can be given that we will not experience such failures in the future. Moreover, we may introduce new component suppliers from time to time, including battery manufacturers. Any disruption in the production of batteries or other components for LoJack Units, failure of any batteries or other components to meet our specifications or other issues in the introduction of a new supplier could cause us to incur material cost increases or create supply disruptions to our customers, which could have a material adverse effect on sales of LoJack Units and our results of operations.

We may need additional financing in the future, which could be difficult to obtain on acceptable terms or at all. Any such financing could also dilute shareholder value.
We may require additional financing to make future investments in new technologies, products, or international markets, to acquire complementary businesses, or to provide additional working capital. While we believe the lenders participating in our revolving credit facility will be willing and able to provide financing in accordance with their contractual obligations, the economic environment may adversely impact the availability and cost of credit in the future. Furthermore, if our current business does not generate sufficient cash flow from operations, we may fail to comply with our loan covenants and such failure could result in an event of default that, if not cured or waived, could adversely impact our financial condition. In the future, we may decide to raise additional funds through public or private debt or equity financings to fund our activities. If we issue additional equity securities, shareholder value will be diluted and the new equity securities may have rights, preferences or privileges senior to those of our common stock. In addition, if we raise funds through debt financings, we will have to pay interest and may be subject to restrictive and other covenants, which could negatively impact our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to make strategic investments, develop or enhance our products, take advantage of acquisition and other opportunities, or otherwise respond to competitive challenges or unanticipated industry changes, any of which could have a material adverse effect on our business.
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
In the United States and Italy, the LoJack System is designed to be integrated into existing law enforcement computer systems and telecommunication systems and procedures. A LoJack Unit will not be effective if the vehicle in which it is installed is located outside a covered jurisdiction where we have procured an agreement with local law enforcement agencies. We have agreements covering 28 states and the District of Columbia in the United States and certain geographical areas of Italy. These agreements are generally for terms of up to five years. Renewal or extension of any of these agreements, either formally or informally, may be subject to competitive bidding. We cannot guarantee that we will be able to renew or extend our existing agreements with local law enforcement agencies or obtain agreements in new target jurisdictions in the future. Our competitors may seek agreements with local law enforcement agencies and if they obtain such agreements, we may be adversely affected. Furthermore, if we are unable to procure and maintain contracts with local law enforcement agencies in our existing and target markets, our financial results will be materially and adversely affected.
Regulations applicable to the sale of extended warranty products could materially impact our business and results of operations.
We offer warranty products that may be purchased as a supplement to the original purchaser’s warranty.  These products are sold primarily through the Financing and Insurance, or F&I, departments of automobile dealers and are subject to complex federal and state laws and regulations.  There can be no assurance that regulatory authorities in the jurisdictions in which these products are offered will not seek to regulate or restrict these products.  Failure to comply with applicable laws and regulations could result in fines or other penalties including orders by state regulators to discontinue sales of the warranty products in one or more jurisdictions.  Such a result could materially and adversely affect our business, results of operations and financial condition.
We currently transfer the majority of the administration and liability obligations associated with these warranty products to a third party upon purchase by the consumer.  State laws and regulations, however, may limit or condition our ability to transfer these administration and liability obligations to third parties, which could in turn impact the way revenue is recognized from these products. Failure to comply with these laws could result in fines or other penalties, including orders by state regulators to discontinue sales of these product offerings as currently structured. Such a result could materially and adversely affect our business, results of operations and financial condition.
Regulations that restrict the importation of our products in certain countries could materially impact our business and results of operations.
We face uncertainty regarding developing governmental regulations in Argentina that may affect sales to our licensee in that country. In February 2012, Argentine authorities began requiring all importers to request and receive approval from the Argentine Tax and Customs Authority prior to each import transaction. As a result, from February through December 2012, we did not ship any units to Argentina. Our Argentine licensee has informed us that it and its affiliates have developed several commodity export programs with the expectation that our licensee will be permitted to import a dollar amount of goods approximately equivalent to the dollar amount of exports our licensee and its affiliates generate. We have been informed that our Argentine licensee has completed initial exports of commodities. Subsequently, we were able to make several shipments of product to our licensee in Argentina in the second, third and fourth quarters of 2013. However, the amount of these shipments remains less than the dollar amount that our licensee has told us it has generated to date in exports. In 2014, LoJack’s ability to fulfill our licensee’s orders based on this demand will remain contingent upon the ability of our licensee to comply with Government trade policies regulating the importation of manufactured goods. If our Argentine licensee and its affiliates are unable to generate significant exports or if the government changes its policies, we may not be able to ship products to Argentina at all or in volumes consistent with prior years. Any regulations in Argentina or other countries in which our licensees are located that prevent or limit our ability to sell products to our licensees in those countries could have a material adverse effect on our business, results of operations or financial condition.
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
In addition, we have entered into long-term and evergreen agreements with several of our international licensees. The extended term of these agreements could affect our ability to negotiate changes or amendments to our relationships with these licensees should market conditions so warrant or business concerns arise. Furthermore, some of our international licensees represent our interests in several international jurisdictions. Difficulties or disputes with our licensees concerning a particular international jurisdiction could impact our ability to do business successfully in other jurisdictions in which those licensees represent our interests.
Any of these factors could harm the operations of our licensees and, consequently, adversely affect our business and operating results.
If we fail to protect and enforce our intellectual property rights, our competitiveness could be impeded and our business and operating results could be harmed.
We seek to protect our intellectual property rights through patents, trademarks, copyrights, trade secret laws, confidentiality agreements and licensing arrangements, but we may not be able to adequately protect our technology from misappropriation or infringement. We cannot ensure that our existing intellectual property rights will not be invalidated, circumvented, challenged or rendered unenforceable. In addition, the laws of some countries in which we offer or plan to offer our products through our international licensees may not protect our intellectual property rights to the same extent as the laws of the United States and/or Canada, increasing the possibility of piracy of our technology which could adversely affect our business and operating results.
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
We may make strategic acquisitions of complementary companies, products or technologies, and such acquisitions could disrupt our business, divert our management’s attention from our core business objectives or involve unforeseen difficulties and costs. We may not be able to successfully integrate the business, technology or personnel that we have acquired or those we might acquire in the future in a timely manner, or at all, and this could harm our financial condition and operating results. Any of these risks could negatively impact our ability to fully realize the expected benefits of our acquisitions. Moreover, we may be unable to find attractive acquisition opportunities or may lose these opportunities to competitors, some of whom may have greater resources than we do.
If we do not successfully manage our strategic alliance with TomTom and other strategic relationships, we may not realize the expected benefits from such relationships and we may experience delays in product development.
In January 2013, we entered into a strategic alliance with TomTom, through which we intend to offer fleet telematics solutions to small and medium-sized businesses, commercial fleets, automotive dealerships and law enforcement agencies. There can be no assurance that we will realize the expected benefits from this strategic alliance or other strategic relationships that we may enter into in the future. Management of such relationships may adversely affect or disrupt our core business, decrease our profitability, cause us to incur significant expenses, or divert management resources that otherwise would be available for other initiatives. In addition, parties to such arrangements may fail to fully perform their obligations or meet our expectations or cooperate with us satisfactorily for various reasons, and there may be conflicts or other collaboration failures and inefficiencies between us and the other parties. If we encounter difficulties in integrating the other party’s technology with our technology or these relationships otherwise fail to materialize as expected, we could suffer delays in product development or other operational difficulties.
Moreover, we cannot assure you that we will be able to maintain our relationship with TomTom or to develop additional strategic relationships with other parties. In particular, our agreement with TomTom has an initial term of 36 months, and either party may terminate the agreement for breach or if the other party ceases to carry on its business or similar events. TomTom also may terminate the agreement if a competitor of TomTom acquires greater than fifty percent of our capital stock or we fail to meet certain minimum sales levels. If this agreement were to be terminated, we would lose our right to offer fleet management solutions utilizing TomTom’s technology, which could have a material adverse effect on our future business and results of operations.
Expansion into the fleet telematics business could subject us to increased costs and risks and may not achieve the intended results.
We have invested, and in the future intend to invest, in the fleet telematics business through our alliance with TomTom. There can be no assurance that these investments will be successful or profitable and will not negatively impact our business, results of operations and financial condition. Expanding our business activities into fleet telematics could subject us to various risks that differ from the ones we have faced in the past, including:

•	Distraction of management and other personnel from our stolen vehicle recovery business;

•	Inexperience in the telematics market and with a software-as-a-service, or SaaS, business model;

•	Competitive challenges in the telematics market, which is highly fragmented and rapidly changing and has low barriers to entry;

•	Failure of small and medium-sized businesses, commercial fleets, automotive dealerships and/or law enforcement agencies to adopt fleet management solutions;

•
Difficulties in selling fleet management solutions to small and medium-sized businesses, which generally have limited budgets and are price sensitive and difficult to reach with targeted sales campaigns;

•	Challenges in retaining customers, including as a result of high failure rates among small and medium-sized businesses and ease in switching among solutions;

•	Inability to meet minimum service level commitments to customers;

•	Failure to attract and retain highly qualified sales personnel for these products and services;

•	Disruption, failure or increase in the costs associated with the use of GPS networks;

•	Failure of the solutions we offer to keep pace with technological developments and other changes in the telematics industry; and

•	Evolving regulation and changes in applicable laws relating to data privacy that may apply to the collection, management or storage of data related to fleet management.
Our failure to successfully execute on our ongoing investments could disrupt our business and negatively impact our future financial condition and operating results.
In 2012, we began the process of redesigning our enterprise resource planning systems. Since 2012, we have invested $3,549,000 in this initiative and expect that it will continue to require significant financial resources and senior management focus, which may impact our core business. There can be no assurance that this investment will enable us to simplify our business processes and automate many of our existing processes significantly enough to provide an acceptable return on the investment.
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

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
Our corporate headquarters is located in Canton, Massachusetts, the lease for which expires in February 2022. In addition, we lease facilities for our sales and operations personnel in California and Georgia under operating leases that expire in 2016 and 2018, respectively. SCI operates out of a single facility in Texas, the lease for which expires in 2017.
The Canadian executive office, marketing, sales, customer care and installation activities are carried out in a single facility located in leased premises in Montreal, Quebec. The Montreal lease expires in 2017.
We also maintain facilities in Dublin, Ireland and Rome and Milan, Italy for our administrative, sales and operations personnel under leases that expire in 2019, 2014 and 2017, respectively.
We do not own any real estate.
Because our operations do not require any special facilities, we do not anticipate any difficulty in finding space adequate for our purposes at reasonable rates, should the need arise. We believe that our current facilities are adequate for our current operations.

ITEM 3 — LEGAL PROCEEDINGS
As of December 31, 2013, we were subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
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
On December 24, 2013, the panel issued a preliminary injunction against Tracker do Brasil LTDA, enjoining Tracker do Brasil LTDA and its officers, employees and agents from using, publishing, disseminating or circulating LoJack trademarks, trade names, copyrights or other intellectual property or confidential information to advertise, market, sell or lease non-LoJack products, or in any other way representing that a non-LoJack product is a LoJack product. In addition, to the extent Tracker do Brasil LTDA uses the “LoJack” name or intellectual property in any advertising or marketing communications for stolen vehicle recovery products, such name or intellectual property may only be associated with, and related to, those products that are manufactured or licensed by LoJack. Further, to the extent Tracker do Brasil LTDA advertises, markets or offers to sell, lease or otherwise disseminate other stolen vehicle recovery products, Tracker do Brasil LTDA must clearly state and identify the manufacturer, licensor or distributor of such non-LoJack products with at least the same prominence that is used to name and identify LoJack products and in such a manner that the non-LoJack products cannot be confused as being LoJack products.
The hearings on the liability phase and the Amended Counterclaim of the arbitration were completed in March 2013 and in November 2013, respectively, and the parties have submitted post-hearing briefs and reply briefs to the arbitrators.  We are currently awaiting the panel's ruling on the original claims and counterclaims. Given the current stage of this matter, we cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation. However, the Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests and pursue its counterclaims vigorously.
ICMS Tax Assessment
On November 11, 2011, our subsidiary, LoJack do Brasil LTDA, or LoJack do Brasil, received notification of an inspection by the tax authorities of the state of São Paulo, Brazil regarding the payment of ICMS (State Value Added Tax, or VAT) tax. The notification concerns imports which were carried out by trading companies on behalf of LoJack do Brasil and which occurred during the time period from January 1, 2007 through December 31, 2009. In May 2012, the state tax authority issued an assessment against LoJack do Brasil in the amount of BRL R$17,371,487 (USD $7,415,473), including penalties and interest that are generally imposed on similar types of tax assessments in Brazil. The assessment arises from a long running dispute between the Brazilian states of Espírito Santo and São Paulo regarding to which state companies like LoJack do Brasil should pay ICMS tax on imports. LoJack do Brasil filed an administrative defense with the São Paulo state tax authority arguing, among other things, that it should not be required to pay ICMS tax to the state of São Paulo, contending that the trading companies were the effective importers of record, that the imported products were physically received in the state of Espírito Santo before they were sent to the state of São Paulo, and that all required ICMS taxes were paid to the state of Espírito Santo.
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
The Company believes that it has substantial legal and factual defenses and plans to defend its interests vigorously. While we believe a loss is not probable, as of the date hereof, we estimate that the range of possible loss related to this assessment is from $0 to $700,000.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol: LOJN.
Stockholders
On March 1, 2014, there were approximately 1,700 record holders of our common stock. We believe the actual number of beneficial owners of our common stock is approximately 4,600 because a large number of the shares of our common stock are held in custodial or nominee accounts for the benefit of persons other than the record holders.
Dividends
We have never paid a dividend, and have no current intention to pay a dividend. At the present time we expect that future earnings will be retained for use in our business. The payment of dividends is permitted per the terms of our credit agreement and is limited only to the extent such payments affect our ability to meet certain financial performance measures.
Issuer Purchases of Equity Securities
On February 28, 2006, our Board of Directors authorized our stock repurchase plan, or the Repurchase Plan. The Repurchase Plan authorized us to purchase up to 2,000,000 shares of our outstanding common stock on or before February 25, 2008. From the date of the adoption of the Repurchase Plan through December 18, 2006, we repurchased 1,244,566 shares. On December 19, 2006, our Board of Directors increased the remaining authorization to 2,000,000 shares. On February 15, 2008, our Board of Directors authorized 1,000,000 shares to be repurchased under the Repurchase Plan, pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and renewed the 2006 management discretionary authority to repurchase 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the Repurchase Plan. For the year ended December 31, 2013, we repurchased 35,358 shares under the Repurchase Plan at an average price of $3.15 per share. As of December 31, 2013, there were 1,205,129 shares available for repurchase under the Repurchase Plan.
Repurchase activity for the quarter ended December 31, 2013 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2013	—	—	—	1,205,129
November 1 to November 30, 2013	265	$4.56	—	1,205,129
December 1 to December 31, 2013	646	4.04	—	1,205,129
Total	911	$4.19	—	1,205,129

(1)
All share repurchases in the fourth quarter of 2013 were shares acquired from our employees or directors in accordance with our 2008 Stock Incentive Plan as a result of share withholdings to pay income tax related to the lapse of restrictions on restricted stock and, thus, did not impact the shares available for repurchase under the Repurchase Plan.

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

	High	Low
Year Ended December 31, 2013
First Quarter	$3.42	$2.77
Second Quarter	3.57	3.07
Third Quarter	3.50	3.01
Fourth Quarter	4.75	3.25
Year Ended December 31, 2012
First Quarter	$4.49	$3.06
Second Quarter	4.10	2.70
Third Quarter	3.51	2.18
Fourth Quarter	2.94	1.75
Stock Performance Graph
The following line graph compares the yearly percentage change in the cumulative shareholder return on our common stock to the NASDAQ Composite Index and a Company-selected peer group index over the five-year period beginning December 31, 2008 and ending December 31, 2013. Cumulative shareholder return has been measured on a weighted-average basis based on market capitalizations of the component companies comprising the peer group index at the close of trading on the last trading day preceding the beginning of each year assuming an initial investment of $100 and reinvestment of dividends.
During 2012, our human resources department partnered with an executive compensation consultancy to compile executive compensation data which included a comparison of composite data of companies of similar size in our industry. As a result of this study, we constructed a new peer group for fiscal year 2013 based on company size and industry and including a mix of service and product-based companies. Our new peer group is comprised of the following companies: Anaren, Inc., CalAmp Corp., Cobra Electronics Corporation, Digi International Inc., Identive Group, Inc., KVH Industries, Inc., NAPCO Security Technologies, Inc., PCTEL, Inc., Sparton Corporation, STRATTEC Security Corporation and VASCO Data Security International, Inc.
In 2012, our peer group was comprised of the following companies: Applied Signal Technology Inc., Audiovox Corporation, CalAmp Corporation, EMS Technologies Inc., Herley Industries Inc., iRobot Corporation, Sparton Corporation, STRATTEC Security Corporation, TiVo Inc. and Universal Electronics Inc.
Our peer group may change from time to time to reflect changes in the market. The stock price performance shown on the graph is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among LoJack Corporation, the NASDAQ Composite Index, Old Peer Group, and New Peer Group

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$350
$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Lojack Corporation
NASDAQ Composite
Old Peer Group
New Peer Group

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
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
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except share and per share information)
Revenue	$140,207	$132,528	$140,821	$146,635	$135,013
Cost of goods sold	63,037	61,358	67,932	72,961	64,096
Gross profit	77,170	71,170	72,889	73,674	70,917
Costs and expenses(1)	76,537	78,317	70,324	74,059	101,065
Impairment of intangible assets and goodwill(2)	—	472	—	—	14,038
Operating income (loss)	633	(7,619)	2,565	(385)	(44,186)
Other income (expense)	162	(197)	1,389	(823)	1,133
Income (loss) before provision (benefit) for income taxes and net income (loss) of noncontrolling interest	795	(7,816)	3,954	(1,208)	(43,053)
Provision (benefit) for income taxes(3)	(2,518)	472	2,566	17,428	(7,771)
Net income (loss)	3,313	(8,288)	1,388	(18,636)	(35,282)
Less: Net income (loss) attributable to the noncontrolling interest	146	95	(41)	(330)	(621)
Net income (loss) attributable to LoJack Corporation	$3,167	$(8,383)	$1,429	$(18,306)	$(34,661)
Basic earnings (loss) per share attributable to LoJack Corporation	$0.18	$(0.48)	$0.08	$(1.06)	$(2.02)
Diluted earnings (loss) per share attributable to LoJack Corporation	$0.18	$(0.48)	$0.08	$(1.06)	$(2.02)
Weighted average shares outstanding:
Basic	17,712,002	17,515,903	17,607,347	17,348,433	17,170,492
Diluted	18,051,090	17,515,903	17,967,394	17,348,433	17,170,492

CONDENSED CONSOLIDATED BALANCE SHEET DATA:

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Working capital	$35,536	$44,032	$48,896	$48,874	$58,766
Total assets	86,776	101,928	114,283	122,311	147,490
Long-term debt	6,000	13,820	11,013	8,798	13,375
Total liabilities	50,767	71,682	77,502	87,935	95,556
Total equity	36,009	30,246	36,781	34,376	51,934

(1)
In the years ended December 31, 2013, 2012, 2011 and 2010, we recognized income due to a change in estimated costs of $623,000 and charges of $6,930,000, $1,434,000 and $750,000, respectively, related to a settlement agreement with the named plaintiffs in certain California wage-and-hour class and collective action lawsuits, discussed in detail in Part II, Item

1, "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. In the year ended December 31, 2011, we also recognized a charge of $435,000 relating to a legal settlement entered into in 2011 for the California Consumer Claims litigation discussed in Part 1, Item 3, "Legal Proceedings" of our 2011 Annual Report on Form 10-K. In the year ended December 31, 2009, we recognized a charge of $18,250,000 related to a legal settlement entered into with our former licensee in China discussed in Part I, Item 3, "Legal Proceedings" of our 2009 Annual Report on Form 10-K.

(2)
For the year ended December 31, 2012, we determined that lower than previously projected operating profitability at our SafetyNet reporting unit caused triggering events that resulted in our assessment of the carrying value of this reporting unit. As a result of this assessment, for the year ended December 31, 2012, we recognized impairment charges of $472,000 relating to SafetyNet's goodwill. For the year ended December 31, 2009, we determined that lower than previously projected operating profitability at our LoJack Canada reporting unit caused triggering events that resulted in our assessment of the carrying value of this reporting unit. As a result of these assessments, for the year ended December 31, 2009, we recognized impairment charges of $411,000 relating to LoJack Canada’s intangible assets consisting of monitoring contracts, completed technology and trade name and trademark. In the second quarter of 2009, we also incurred impairment charges of $13,627,000 relating to LoJack Canada’s goodwill. As a result of these impairments, operating income decreased by $14,038,000 for the year ended December 31, 2009. No impairments were recorded in the years ended December 31, 2013, 2010 or 2011.

(3)
At December 31, 2013, we maintain a full valuation allowance against our worldwide deferred tax assets, net of deferred tax liabilities, with the exception of Ireland, which has deferred tax assets of zero. Reflected in our consolidated financial statements and in our effective tax rate reconciliation, the valuation allowance increased by approximately $15,426,000, and primarily due to the effect of reserving the tax benefit of losses generated in foreign jurisdictions and the derecognition of a $15,304,000 capital loss that had been tracked and upheld by the 2009 IRS Audit and offset by a valuation allowance. We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue, stock compensation and net operating loss carryforwards. The FASB authoritative guidance on accounting for income taxes requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. We will maintain a full valuation allowance on our net U.S. and non-Irish foreign subsidiaries' deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear in Item 8 in this Annual Report on Form 10-K.
WARNING REGARDING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 and other federal securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information we provide or statements made by our employees may contain “forward-looking” information, which involves risk and uncertainty. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our markets and customers, our expected investments in LoJack Italia, SCI, and SafetyNet, our strategies for addressing changes in the automotive market, our growth strategies and strategic goals and objectives, our plans for future operations and products, the expected benefits of our alliance with TomTom, our expected operating expenses, our expected capital expenditures and our expected liquidity and capital resources). Forward-looking statements can often be identified by words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “would”, “could”, “potential”, “continue”, “ongoing”, or similar expressions and variations or negatives of these words. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Risk factors that may cause such differences are described in Part I, Item 1A — Risk Factors.
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
North America Segment
Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning, and extended warranty products to consumers. In 2013, approximately 85% of such sales in the United States market were made through a distribution network consisting of dealers of new and used vehicles. We believe that we have strong consumer brand awareness in the United States.
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
We record additions to deferred revenue for the automated notification service related to our LoJack Early Warning product and for certain warranty products for which we are the primary obligor of the underlying contract. We typically receive full payment within 60 days of the transaction, but recognition of the deferred revenue is recognized over the estimated life of the product or service. These payments are a significant component of our cash flow from operations. In the United States, additions to deferred revenue, net of deferred costs, were $4,815,000 for the year ended December 31, 2013, compared to additions of $5,178,000 for the year ended December 31, 2012.
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
Those who purchased Boomerang Units were also required to enter into a service contract. The terms of service contracts offered range from 12 to 60 months and are generally payable in full upon activation of the related unit or renewal of a previous service contract. Customers are also offered a month-to-month option. As of December 31, 2013, there was approximately $1,977,000 of deferred revenue, compared to $3,900,000 as of December 31, 2012, resulting from approximately 15,000 active Boomerang Unit service contracts.
Concurrent with the migration from Boomerang technology to LoJack technology in the Canadian market during the second quarter of 2011, we have transitioned the selling model in that market from a subscription based model to a product based model. Therefore, as the LoJack Unit becomes a larger component of the LoJack Canada installed base, we expect this transition to have a positive impact on our revenue recognition in Canada, as we expect the proportion of revenue recognized as product revenue to increase. As of December 31, 2013, there was approximately $1,002,000 of deferred revenue on LoJack Unit sales.
International Segment
Internationally, our licensed stolen vehicle recovery technology is operational in 30 countries and territories around the world. We have licensed our stolen vehicle recovery technology in Latin America, the Caribbean, Europe and Africa. Revenue from this segment consists of product sales to our licensees, royalties, licensing fees, and subscription and installation services. Revenue from the international segment accounted for approximately 26% of consolidated revenue for the year ended December 31, 2013, compared to 23% and 30% in 2012 and 2011, respectively.
We record additions to deferred revenue for international license fees and recognize the revenue over the term of the license (generally ten years). Royalty revenue is recognized in the year it is earned.
Italy is the only country outside the United States and Canada where we own and operate a stolen vehicle recovery network. Customers who purchase LoJack Units in Italy are also required to enter into a service contract with LoJack Italia. The terms of service contracts offered range from 12 to 84 months and are payable in full upon activation of the related unit or renewal of a previous service contract. Customers are also offered a month-to-month option. At December 31, 2013 and 2012, there was approximately $2,794,000 and $2,784,000, respectively, of deferred revenue relating to LoJack Italia service contracts.
All Other Segment
SCI revenue is derived from the sale, lease or service of tracking devices as well as subscription fees for monitoring service alerts and activity reporting. At December 31, 2013, there was approximately $83,000 of deferred revenue relating to SCI subscription based services.

SafetyNet revenue in 2013 was primarily comprised of the sale of transmitters and replacement parts. In 2013, the SafetyNet business model was primarily a fulfillment and service model providing the SafetyNet solution to caregivers and consumers for a monthly fee. As part of this business model, we provide SAR Receivers directly to participating public safety and law enforcement agencies at nominal or no cost.
Key Economic Factors and Trends Affecting our Business
Economic and market data and industry statistics and forecasts used throughout this Annual Report are based upon management's review of independent industry publications, reports by market research firms and other independent and publicly available sources. Although we believe that these third-party sources are reliable, we do not guarantee the accuracy or completeness of this information and have not independently verified this information.
During 2013, global economic growth slowed to approximately 3% as a result of the economic issues in Europe and a slowdown of economic activity in several key newly-developed and emerging markets. The impact on the light vehicle automotive market was varied. European Union light vehicle sales declined by approximately 2%, and our licensee market in Brazil experienced an approximate decline of 1%. Argentina, South Africa and Mexico’s light vehicle markets all realized positive growth of approximately 11%, 6% and 8%, respectively. The U.S. light vehicle automotive market posted growth of approximately 8% compared with the prior year.
During 2014, global economic growth is expected to increase slightly to approximately 3.7%, led primarily by continued fiscal recovery among advanced economies, namely the United States. Emerging economies are also expected to experience stronger growth in 2014, driven by fiscal stimulus and export growth into the recovering United States and European Union. The United States is expected to realize moderate growth of 2.8%, while European economies are expected to achieve a nominal increase of 1.0%. International automotive growth for 2014 is estimated to continue to be varied. Growth in the European Union is expected to be between 2% and 3% for the full year as large markets in Italy, France and Spain bottom and return to positive territory. Our key emerging market licensee territories of Brazil, South Africa and Mexico are expected to grow between 2% and 5%, while the Argentina market is expected to decline by 12%. U.S. retail automotive growth is expected to be in line with the U.S. economy; analysts are estimating light vehicle sales volume growth between 2% and 3%.
North America Segment
Our focus on the U.S. automotive business resulted in significant performance improvement during 2013, with unit sales in the dealer channel increasing 25% as compared to the prior year. In the fourth quarter of 2013, our unit sales exceeded retail market performance by 19 percentage points, or 26% growth.
The U.S. automotive industry continued its solid growth in 2013, remaining one of the more positive stories in the U.S. retail economy, with 2013 growth significantly exceeding that of the U.S. economy as a whole. Retail vehicle sales grew 9.1%, with total light vehicle sales increasing 7%. Factors which contributed to this strong industry performance included pent-up consumer demand for new vehicles, an average vehicle age of almost 11 years, an annual scrappage rate of over 13 million vehicles, historically low interest rates, continually increasing credit availability, adequate inventories of new vehicles and new vehicle models being added to manufacturers' product lines. These factors, in addition to limited used vehicle inventories and higher used car prices, combined to make new car purchases an attractive option for consumers. There continued to be variability in growth rates and changes in market share among vehicle brands, the most impactful being Ford, General Motors and Chrysler, which all benefited from demand for new model introductions and the growth in the sale of pickup trucks.
Industry experts are projecting the automotive industry to grow in line with the U.S. economy in 2014, with growth in the 2% to 4% range. Although all of the 2013 growth factors are expected to remain factors into 2014, strong comparable sales volumes against 2013, and lower demand from the most accessible pool of buyers has weakened growth expectations as compared to 2013. Pent-up demand for light vehicles remains strong across all socio-economic segments, but the economy has not yet improved to a point where the means to buy has returned to all of those hurt by the latest Recession. Buying from low income households and small businesses is expected to continue to lag the rest of the market, as sluggish economic growth and high unemployment impacts these consumers' access to the market.
Two key factors positively impacted demand for our products in 2013. The first factor was the strong and sustained auto demand experienced during 2013. The 2013 fiscal year was the fourth year in a row of solid U.S. automotive industry growth, and 2014 is projected to remain positive. The second factor was the increasing need for profitable, value-add products within Financing and Insurance departments at automotive dealers. Decreased vehicle margins resulting from price transparency and increased brand competition have put pressure on dealerships to increase profit contributions in other areas of the dealership. Our well-known brand and long history of delivering on our consumer value proposition, coupled with a strong value proposition for the dealer, make the LoJack Stolen Vehicle Recovery system an attractive alternative to other after-market products available to the dealership. These two factors have contributed to increased dealer receptivity to our pre-install programs and increased volumes within selling dealers during 2013. Sluggish U.S. employment growth, lackluster GDP growth and European economic headwinds continue to be obstacles to sustaining this industry optimism.
Demand for our commercial stolen vehicle recovery product remained strong throughout 2013, and there has been a high level of interest in our ruggedized self-powered product, which was recognized as one of Equipment Today's 2012 Contractors' Top 50 New Products. Construction spending increased approximately 7% in 2013. Construction starts are expected to outpace economic growth in 2014 at 9%. As the rebound in the construction market continues, rental revenue for construction and industrial equipment is forecast to grow between 6% and 9% in 2014 and accelerate thereafter, resulting in a compounded annual growth rate of almost 9% from 2013 to 2016.
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
International Segment
Shipments in our international business increased in 2013 compared to the same period last year primarily due to an increase in shipments to our licensees in South Africa and Argentina. In the past, we have experienced quarterly fluctuations in purchases in the International segment, with sales in many of our international markets tending to be higher in the fourth quarter of the year as licensees seek to achieve lower pricing with higher annual unit purchases. We also are experiencing downward pricing pressure and reductions in unit volumes in a number of our markets due to a variety of factors that vary from country to country. Those factors include the relative maturity of the stolen vehicle recovery market in certain highly developed territories, re-use of our products in certain territories, declining theft rates in certain territories, and increasing competitive pressures by both very high frequency, or VHF, and GPS based tracking systems. We also are faced with uncertainty regarding developing governmental policies and enforcement actions in Argentina that have affected, and may continue to affect, sales to our licensee in that country, as well as uncertainty regarding the timing and potential impact of the Brazilian regulation mandating the installation of tracking devices using GPS positioning and mobile communications technologies.
In South Africa, our licensee has had recent success in expanding its target markets to include a direct marketing campaign wherein they market and sell stolen vehicle recovery devices to consumers through call center representatives. Our South African licensee plans to continue these direct marketing efforts for the foreseeable future. Our volume of units sold to our South African licensee in 2013 increased approximately 40% over what we sold in 2012. Revenue from our South African licensee increased 30% over 2012, from $11,682,000 to $15,225,000 for the year ended December 31, 2013.
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
During 2012, our Argentine licensee did not receive permission to import our products following their adoption of the pre-approval requirement in February 2012. As a result, from February through December 2012 we did not ship any units to Argentina. Our Argentine licensee has informed us that it and its affiliates have developed several commodity export programs with the expectation that our licensee will be permitted to import a dollar amount of goods approximately equivalent to the dollar amount of exports our licensee and its affiliates generate. We have been informed that our Argentine licensee has completed initial exports of commodities. Subsequently, we were able to make several shipments of product to our licensee in Argentina in the second, third and fourth quarters of 2013. However, the amount of these shipments remains less that the dollar amount that our licensee has told us it has generated to date in exports. Our Argentine licensee continues to indicate that there is strong market demand for our product, supported by strong vehicle sales growth and insurance company mandates requiring customers to use an SVR product. In 2014, LoJack’s ability to fulfill our licensee’s orders based on this demand will remain contingent upon the ability of our licensee to comply with government trade policies regulating the importation of manufactured goods. If our Argentine licensee and its affiliates are unable to generate significant exports or if the government changes its trade policies, we may not be able to ship products to Argentina in volumes consistent with prior years.

In Brazil, our licensee did not purchase any units during the first five months of 2012, but restarted purchases in June 2012 and continued to purchase units during the first quarter of 2013. We did not ship any units to our Brazilian licensee during the last nine months of 2013.We are in communication with our Brazilian licensee to determine the level of demand for 2014; however, our sales in 2014 could be impacted by the results of our legal dispute (see Part 1, Item 3, "Legal Proceedings" for detail on the Brazilian licensee litigation).
Certain of our European territories are experiencing an economic downturn deepened by government wage and pension reductions, rising unemployment and tight consumer credit availability. These conditions have led to declines in consumer spending and are adversely affecting the sale of new vehicles. In 2013, certain European automobile industry trade associations have indicated that light vehicle sales in the European Union declined by approximately 2%. The effect of lower vehicle sales has been mitigated in part by a positive market response to our new self-powered product.
Our business in Italy continued to grow in total number of subscribers during 2013, and our revenues grew by 9% compared to 2012 primarily due to a larger subscriber base. We entered 2013 with approximately 27,900 subscribers in Italy, and continued growing the number of subscribers, adding approximately 5,700 net new subscribers in 2013. As of December 31, 2013, our business in Italy had a total of approximately 33,600 subscribers. While we continue to grow our subscriber base in Italy, our overall performance is slower than planned in part due to the overall weakness in the Italian economy, tightened access to credit by both our channel partners and consumers, and the continuing decline in new vehicle registrations. During 2013, new car registrations were reported to have declined by 7% as compared to the same period in 2012. Certain auto industry analysts are projecting light vehicle registrations in Italy to grow between 3% and 4% in 2014.
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
Key Factors of our Business
We embarked upon a critical evaluation of our business during 2011 and developed a strategy designed to stabilize the business financially and to control growth. During 2012, we improved our internal processes and continued to explore opportunities to expand our core businesses in the United States and internationally. Our focus on the U.S. automotive business resulted in significant improvement in performance during 2012, with unit sales in the dealer channel increasing 11% as compared to the prior year, and unit sales in the fourth quarter exceeding retail market performance by 9.5 percentage points, or 21% growth. We continued the expansion of our U.S. business in 2013, most particularly within the expansion of our pre-install program. Our unit sales in the U.S. dealer channel grew 25% as compared to 2012, exceeding the increase in the retail U.S. automotive market by approximately 15 percentage points. Pre-installed units accounted for 47% of our units sold in the domestic dealer channel in 2013, compared to 35% for the prior year.
In our international business we face a number of challenges and opportunities. In particular, during 2012 the Argentine government imposed significant trade restrictions on imports that have precluded our licensee in that country from purchasing product from us. The restrictions continued during 2013, and while we were successful in exporting some units to Argentina in 2013, our licensee in that country was unable to arrange for governmental approval to purchase the amount of product commensurate with the demand for stolen vehicle recovery products in Argentina and its market share. Our European business has also been impacted by ongoing recessionary pressures. In South Africa, our licensee has had recent success in expanding its target markets and plans to continue to explore this opportunity. We continue to explore opportunities to expand into new territories and to meet the demand for our products in our existing markets.
We believe that our continued focus on executing our strategic goals for 2014 will enable us to continue our growth efforts and:

•	Build on the momentum established in 2013 to restore our domestic business to profitable growth;

•	Grow our existing core licensee business while identifying new international go-to-market opportunities;

•	Expand our products and service offerings through our strategic alliances, the first of which is with TomTom;

•	Increase our investment in those businesses that we view as potential significant sources of future revenue and profit;

•	Streamline and simplify our business processes to improve the overall experience for our customers and continue to aggressively manage our cost structure and discretionary spending; and

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
Revenue Recognition and Deferred Revenue. We earn revenue primarily from the domestic sale and installation of LoJack Units and LoJack Early Warning, the sale of products and components to international licensees, royalties, the sale of extended warranty programs and the sale of our LoJack Canada products and service contracts.
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
In the United States and Canada, sales of a combined LoJack and Early Warning Unit constitute a multiple element arrangement under ASC 605 subtopic 25. The combined LoJack and Early Warning Unit includes LoJack Unit hardware, Early Warning hardware, installation service, and an Early Warning ongoing automated notification service, which is provided by the Company over the period of vehicle ownership.
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
In December 2011, we transferred the servicing and liability obligations for a portion of our extended warranty contracts originated in 2010 to a third party, eliminating any additional services or liability exposure as the primary obligor for those contracts. As a result, approximately $2,586,000 of previously recorded deferred revenue that was being recognized over time was accelerated and recognized as current revenue during the fourth quarter of 2011. During the first quarter of 2012, we transferred the servicing and liability obligations for the majority of our extended warranty contracts originated in 2011 to the same third party. As a result, approximately $3,134,000 of previously recorded deferred revenue that was being recognized over time was accelerated and recognized as current revenue during the first quarter of 2012. Beginning in 2012, the majority of all servicing and liability obligations associated with new contracts sold are being transferred to the third party upon purchase by the consumer. As such, for the majority of extended warranty contracts originated after 2011, we will recognize revenue upon delivery as opposed to deferring the revenue and recognizing it over the life of the contract.
For those warranties for which a third party, and not LoJack, is the primary obligor, we record revenue on a gross basis, with related unit costs being included in cost of goods sold. We considered the factors for gross and net revenue recording and determined that despite not being the primary obligor for the majority of these arrangements, gross revenue reporting was appropriate based on the relevant accounting guidance. Specifically, we have latitude in establishing price; we can change the product offering; we have discretion in supplier selection; we are involved in the determination of product or service specifications; we bear the credit risk; and the amount that we earn on each contract is not fixed. During the years ended December 31, 2013, 2012 and 2011, we recognized $6,435,000, $10,216,000 and $5,772,000, respectively, of revenue related to the sale of our extended warranty products for which we are not the primary obligor. We recognized cost of goods sold of $1,084,000, $1,293,000 and $1,032,000 during the years ended December 31, 2013, 2012 and 2011, respectively.
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

The following table presents accounts receivable and the related allowance for doubtful accounts by our segments (dollars in thousands):

	December 31, 2013	Segment % of Accounts Receivable, net	December 31, 2012	Segment % of Accounts Receivable, net
North America — Gross	$12,996		$10,974
Allowance for doubtful accounts	(1,396)		(1,321)
	11,600	44%	9,653	48%
International — Gross	14,935		10,755
Allowance for doubtful accounts	(627)		(1,277)
	14,308	54%	9,478	47%
All Other — Gross	617		907
Allowance for doubtful accounts	—		(1)
	617	2%	906	5%
Accounts receivable, net	$26,525	100%	$20,037	100%
In the normal course of business, we monitor the financial condition of our customers and limit the amount of credit extended when deemed necessary. We maintain reserves for estimated potential credit losses. We have established an allowance for doubtful accounts that corresponds to the creditworthiness of our customers, historical trends and economic circumstances. Changes to these estimates are possible and could result in a material effect on our reported results of operations. At both December 31, 2013 and 2012, approximately 83% of the North America segment’s gross accounts receivable balances were less than 60 days old.
As of December 31, 2013, two international licensees accounted for 14% and 16% of accounts receivable. As of December 31, 2012, one international licensee accounted for 18% of accounts receivable. For the year ended December 31, 2013, our South African licensee, Tracker South Africa, accounted for 11% of revenue. For the years ended December 31, 2012 and December 31, 2011, no international licensee accounted for more than 10% of revenue.
Income Taxes and Deferred Taxes.    Our annual tax rate is based on our income (loss), statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions.
We file federal and state income tax returns in the United States and tax returns in 8 international jurisdictions. We estimate our income tax expense after considering, among other factors, differing tax rates between jurisdictions, allocation factors, tax credits, nondeductible items and changes in enacted tax rates.
Deferred taxes arise because of differences in treatment between financial statement accounting and tax accounting, known as temporary differences. The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities on the consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of operations. At December 31, 2013, we maintain a full valuation allowance against our worldwide deferred tax assets, net of deferred tax liabilities, with the exception of Ireland, which has deferred tax assets of $0. If sufficient evidence of our ability to generate future taxable income in any of the jurisdictions in which we currently maintain a valuation allowance becomes more likely than not, we may reduce our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statement of operations.
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
As of December 31, 2013, we had no material unrecognized tax benefits. As of December 31, 2012, we had $18,629,000 of gross unrecognized tax benefits (excluding accrued interest), of which approximately $15,304,000, if recognized, would not affect the Company's tax rate and would result in an increase in capital loss and net operating loss carryforwards which would be subject to a full valuation allowance. The liability amounts (excluding accrued interest) related to the unrecognized tax benefits recorded at December 31, 2013 and 2012 were $0 and $3,325,000, respectively.
We recognize interest and penalties related to income tax matters within income tax expense. At December 31, 2013 and December 31, 2012, we had accrued interest related to our uncertain tax positions of zero and $643,000, respectively.
We are subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal tax matters through 2009 and state income tax matters for years through 2006. Additionally, in August 2013 the Internal Revenue Service opened an audit of the Company's 2010 U.S. federal tax return. All material foreign income tax matters through 2008 have been substantially concluded as well.

Effective January 1, 2006, LoJack Ireland commenced operations. As a result of this business structure, a substantial part of our international business activities are supported by LoJack Ireland. LoJack Ireland’s business activities are taxed at a rate of 12.5%.
In general, it is the practice and intention of the Company to indefinitely reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2013, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $20,093,000 of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries because such earnings are considered to be indefinitely reinvested in the business. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
Recently Adopted Accounting Guidance and Accounting Guidance Issued But Not Yet Adopted
See Note 1 to the accompanying consolidated financial statements included herein at Item 8, for accounting standards adopted recently and issued but not yet adopted.
RESULTS OF OPERATIONS
Revenue
For the year ended December 31, 2013, consolidated revenue increased $7,679,000, or 6%, as compared to 2012. Consolidated revenue for the year ended December 31, 2012 decreased $8,293,000, or 6%, as compared to 2011. The following table presents revenue by our segments (dollars in thousands):

				Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
North America	$99,266	$98,565	$95,837	1%	3%
International	36,485	29,842	41,886	22%	(29)%
All Other	4,456	4,121	3,098	8%	33%
Total revenue	$140,207	$132,528	$140,821	6%	(6)%
North America Segment
Revenue related to our North America segment increased $701,000, or 1%, in 2013 as compared to 2012 and increased $2,728,000, or 3%, in 2012 as compared to 2011.
In 2013, revenue in our North America segment for our dealer channel increased 3% as compared to the same period in 2012. Revenue in our North America segment from our heavy equipment, or commercial, channel increased 27% over the same period in 2012. Our motorcycle and direct distribution channels in the United States market saw revenue declines of 40% and 15%, respectively, as compared to the same period in 2012.
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
The activity which resulted in the increase in our North America segment revenue for the year ended December 31, 2013 as compared to the same period in 2012 was primarily attributable to:

•
An increase of $10,106,000, or 16%, in revenue from the sale of LoJack Units due to a 25% increase in unit volume during 2013 as compared to 2012, partially offset by a 7% decrease in average revenue per unit; partially offset by

•
A decrease of $4,928,000, or 38%, in revenue from our warranty products. The decrease is primarily the result of the transfer of the servicing and liability obligations for the majority of our extended warranty contracts originated in 2011 to a third party as the primary obligor during March 2012, thus eliminating any additional services or future liability for us from those contracts. As a result, approximately $3,134,000 of previously recorded deferred revenue that was being recognized over time was accelerated and recognized as current revenue during the first quarter of 2012. Additionally, in 2013 we experienced a decrease in the number of warranty products sold as compared to 2012, largely due to the success of our pre-install program;

•
A decrease of $732,000 in all other revenue, primarily the result of a $323,000 increase in sales referral discounts offered to our dealers, a $222,000 increase in promotions offered, a $367,000 decrease in revenue from recourse agreements, partially offset by a $132,000 increase in revenue from repairs and inspections;

•
A decrease of $2,029,000, or 22%, in revenue from our Canadian business, driven by a $2,472,000, or 34%, decrease in service revenue primarily resulting from a 31% decline in the average number of subscribers to 30,000 subscribers for the year ended December 31, 2013, partially offset by a $443,000, or 21%, increase in unit revenue driven by a 13% increase in the number of base units sold and a 7% increase in the average revenue per unit;

•	A decrease of $1,139,000, or 10%, in revenue from our Early Warning products; and

•	A decrease of $581,000, or 40%, in revenue from the sale of motorcycle products, including units and warranty products.
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
International Segment
Revenue related to our International segment increased $6,643,000, or 22%, in 2013 as compared to 2012, while International segment revenue decreased $12,044,000, or 29%, in 2012 as compared to 2011.
The increase in International segment revenue for 2013 as compared to 2012 was primarily attributable to:

•	An increase of $6,112,000, or 25%, in product revenue from our licensees as a result of a 22% increase in the number of units sold and a 2% increase in average revenue per unit;

•	An increase of $222,000, or 13%, in revenue from the sale of infrastructure components, royalty, license fee, and other revenue from our licensees; and

•	An increase of $309,000, or 9%, in revenue from our Italy business.
The decrease in International segment revenue for 2012 as compared to 2011 was primarily attributable to:

•	A decrease of $12,670,000, or 34%, in product revenue from our licensees as a result of a 32% decrease in the number of units sold and a 3% decrease in average revenue per unit; partially offset by

•	An increase of $340,000, or 24%, in revenue from the sale of infrastructure components, royalty, license fee, and other revenue from our licensees; and

•	An increase of $285,000, or 9%, in revenue from our Italy business.

All Other Segment
Revenue related to our All Other segment increased $335,000, or 8%, in 2013 as compared to 2012, and $1,023,000, or 33%, in 2012 as compared to 2011.
The increase in All Other segment revenue from 2012 to 2013 was primarily the result of a $300,000, or 8%, increase in revenue from SCI. The increase in All Other segment revenue from 2011 to 2012 was primarily the result of a $952,000, or 33%, increase in revenue from SCI due to increased demand for cargo tracking services.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (dollars in thousands):

				Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
North America	$48,010	$47,017	$47,424	2%	(1)%
International	14,063	13,006	19,374	8%	(33)%
All Other	964	1,335	1,134	(28)%	18%
Total cost of goods sold	$63,037	$61,358	$67,932	3%	(10)%
As a percentage of total revenue, total cost of goods sold was 45%, 46% and 48% in 2013, 2012 and 2011, respectively.
North America Segment
As a percentage of North America segment revenue, North America segment cost of goods sold was 48%, 48% and 49% in 2013, 2012 and 2011, respectively.
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
International Segment
As a percentage of International segment revenue, International segment cost of goods sold was 39%, 44% and 46% in 2013, 2012 and 2011, respectively. The decrease in cost of goods sold as a percentage of revenue from 2012 to 2013 was primarily driven by a 2% increase in average revenue per unit and decreased product costs due to a change in product mix. The decrease in cost of goods sold as a percentage of revenue from 2011 to 2012 was primarily driven by decreased product costs.
All Other Segment
As a percentage of All Other segment revenue, All Other segment cost of goods sold was 22%, 32% and 37% in 2013, 2012 and 2011, respectively.
The decrease in cost of goods sold as a percentage of revenue from 2012 to 2013 was primarily the result of the release of a previously recorded warranty provision in our SafetyNet business as well as lower fixed cost of goods sold per unit at SCI due to increased volume.
The decrease in cost of goods sold as a percentage of revenue from 2011 to 2012 was primarily due to an increase in volume at SCI, resulting in lower fixed cost of goods sold per unit.

Operating Expenses
The following table presents our consolidated operating expenses (dollars in thousands):

				Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Product development	$5,434	$5,410	$5,318	—%	2%
Sales and marketing	32,005	29,018	26,880	10%	8%
General and administrative	35,840	32,546	30,189	10%	8%
Legal settlement	(623)	6,930	1,869	(109)%	271%
Depreciation and amortization	3,881	4,413	6,068	(12)%	(27)%
Impairment of goodwill	—	472	—	(100)%	100%
Total operating expenses	$76,537	$78,789	$70,324	(3)%	12%
Product Development
As a percentage of total revenue, product development expenses were 4% in 2013, 2012 and 2011. Product development expense increased $24,000 in 2013 as compared to 2012 and increased $92,000 in 2012 as compared to 2011. The increase in 2013 was primarily due to a $318,000 decrease in consulting expenses, a $163,000 decrease in research and development expenses and various other decreases in other product development expenses, offset by a $566,000 increase in compensation expense. The increase in 2012 was primarily due to a $414,000 increase in consulting expenses, partially offset by a $184,000 decrease in rent expense and decreases in various other product development expenses.
We expect product development expenses as a percentage of revenue in 2014 to remain consistent with 2013.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 23%, 22% and 19% in 2013, 2012 and 2011, respectively. Sales and marketing expenses increased $2,987,000 in 2013 as compared to 2012 and increased $2,138,000 in 2012 as compared to 2011.
The increase in 2013 as compared to 2012 was attributable to:

•	Increased compensation expense of $2,807,000, including $1,067,000 of increased salary expense, a $342,000 increase in benefits expense and a $1,405,000 increase in sales commissions;

•	Increased bad debt expense of $104,000; and

•	Increased market research expenses of $697,000; partially offset by

•	Decreased consulting expenses of $352,000;

•	Decreased production agency expenses of $170,000; and

•	Decreased rent expense of $203,000.
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
We expect sales and marketing expenses as a percentage of revenue to increase slightly in 2014 to support our planned investment in Fleet personnel and continued branding of LoJack SVR and Fleet products.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 26%, 25% and 21% in 2013, 2012 and 2011, respectively. General and administrative expenses increased by $3,294,000 in 2013 as compared to 2012 and increased by $2,357,000 in 2012 as compared to 2011.
The increase in 2013 as compared to 2012 was primarily attributable to:

•
Increased compensation expense of $946,000, primarily related to a $249,000 increase in benefits expense, a $1,131,000 increase in bonus expense and a $239,000 increase in severance expense, partially offset by a $481,000 decrease in stock based compensation expense and a $200,000 decrease in expenses relating to temporary employees;

•	An increase of $236,000 primarily relating to increased general and administrative expense at SCI;

•	An increase of $605,000 in consulting expense;

•	An increase of $912,000 in outside legal expense;

•	An increase of $626,000 in maintenance contracts;

•	An increase of $127,000 in facilities related expenses; and

•	An increase of $205,000 in insurance related expenses; partially offset by

•	A decrease of $119,000 in accounting expenses;

•	A decrease of $206,000 in moving expenses; and

•	A decrease of $263,000 in bad debt expense.
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

•	An increase of $530,000 primarily relating to increased general and administrative expense at SCI to support the revenue growth achieved during 2012;

•	An increase of $480,000 in consulting expense, incurred primarily to support business development initiatives;

•	An increase of $402,000 in sales tax expense due to a reversal recorded during the first quarter of 2011 of an accrual for estimated customs tariffs no longer owed;

•	An increase of $264,000 in outside legal expense;

•	An increase of $154,000 in travel expense;

•	An increase of $129,000 in accounting expense;

•	An increase of $200,000 in maintenance contracts;

•	An increase of $135,000 in product giveaways and donations; and

•	An increase of $108,000 in property tax expense; partially offset by

•	A decrease of $625,000 in facilities related expenses; and

•	A decrease of $386,000 in bad debt expense as we recovered fully reserved accounts receivable from one of our international licensees.
The remaining increase related to smaller changes in various other general and administrative expense accounts.
General and administrative expenses as a percentage of revenue are expected to decrease in 2014 due to reduced litigation and related legal expenses.
Legal Settlement
On October 18, 2012, we entered into a settlement agreement with the named plaintiffs in the wage and hour litigation in California discussed in Part II, Item 1, "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. During the year ended December 31, 2012, we recorded an accrual of $6,930,000 with respect to our potential obligations under the settlement agreement. The settlement agreement was subject to both preliminary and final approval by the Superior Court. The Superior Court granted preliminary approval on December 3, 2012, and the notice of the settlement was distributed to class members in January 2013. The Superior Court then granted final approval on April 30, 2013, and the settlement became final on July 1, 2013. Based on the number of settlement shares claimed, the Company's total obligation for the State Court Case was $7,477,000, which was $623,000 less than the maximum possible settlement payment previously accrued for. As a result, in June 2013, we reversed approximately $623,000 of the original accrual based on the actual number of settlement shares claimed as discussed above. During the year ended December 31, 2011, we recognized expenses related to the potential settlement in the amount of $1,434,000. During the year ended December 31, 2011, we also recorded a charge of $435,000 relating to the settlement terms of the California Consumer Claims litigation discussed in Part 1, Item 3, "Legal Proceedings" of our 2011 Annual Report on Form 10-K.
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expense was 3%, 3% and 4% in 2013, 2012 and 2011, respectively.
Depreciation and amortization expense decreased by $532,000 in 2013 as compared to 2012 and decreased by $1,655,000 in 2012 as compared to 2011. The decreases in both 2013 and 2012 were primarily related to the retirement of assets and certain assets becoming fully depreciated during the years ended December 31, 2013 and 2012.
Depreciation and amortization expense as a percentage of revenue in 2014 is expected to remain consistent with 2013.  We expect capital expenditures for 2014 to be between $4,400,000 and $6,600,000.
Impairment of Goodwill
Our annual measurement date for impairment testing is November 30 for SCI and SafetyNet. Tests for impairment are also performed on an interim basis if there are triggering events identified. On each measurement date a qualitative analysis is first performed, assessing the likelihood that it is more-likely-than-not that the fair value of the reporting unit is less than the carrying value. If it is determined that this is more likely than not, a further analysis is performed which compares the carrying value of the reporting unit to its estimated fair value. An impairment charge is measured based upon the excess of the carrying value of goodwill over the implied fair value if impairment is indicated.
At November 30, 2012, we conducted our review of the SafetyNet reporting unit to determine if a triggering event had occurred. As part of this review, management noted that SafetyNet had continuously missed revenue and subscription objectives, despite the greatly reduced targets established. After assessing the totality of events and circumstances on a qualitative basis, it was determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount and thus the first step of the goodwill impairment test was performed. Upon performing step one and step two of the goodwill impairment test, it was determined that the implied fair value of the goodwill was “de minimis.” As a result, during the year ended December 31, 2012, we recorded a goodwill impairment charge of $472,000, which eliminated the goodwill balance of the SafetyNet reporting unit going forward. No impairment charges were recorded for the years ended December 31, 2013 or 2011.
Other Income (Expense)
The following table presents our other income and expenses (dollars in thousands):

				Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Interest income	$97	$141	$1,005	(31)%	(86)%
Interest expense	(943)	(730)	(638)	29	14
Other income (loss)	1,008	392	1,022	157	(62)
Total other income (expense)	$162	$(197)	$1,389	(182)%	(114)%
Other income (expense) for 2013 increased by $359,000, or 182%, as compared to 2012. This increase is largely attributable to the following:

•	Increased other income of $616,000, which is primarily attributable to a $591,000 gain realized upon the sale of our shares of Absolute Software common stock; partially offset by

•	Increased interest expense of $214,000, primarily due to increased borrowing during the year.
Other income (expense) for 2012 decreased by $1,586,000, or 114%, as compared to 2011. This decrease is attributable to the following:

•	Decreased interest income of $863,000, due in large part to a decrease in interest realized on the outstanding accounts receivable balances of some of our international licensees;

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

•	Increased interest expense of $92,000.

Provision (Benefit) for Income Taxes
We recorded a $2,518,000 benefit for income taxes for the year ended December 31, 2013. This amount is primarily related to discrete tax benefits of $2,450,000 and $997,000, due to the release of tax reserves associated with the settlement of tax examinations and an expiration of a statute of limitations during the second and third quarters, respectively.
The effective tax rate is higher than the U.S. statutory rate as a result of recording a significant tax benefit associated with the release of tax reserves during the second and third quarters. Furthermore, we recorded a tax provision on our year-to-date Irish profits and are recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continue to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at December 31, 2013.
Deferred taxes arise because of differences in treatment between financial statement accounting and tax accounting, known as temporary differences. The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities on the consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of operations. At December 31, 2013, we maintain a full valuation allowance against our worldwide deferred tax assets, net of deferred tax liabilities, with the exception of Ireland, which has deferred tax assets of $0. If sufficient evidence of our ability to generate future taxable income in any of the jurisdictions in which we currently maintain a valuation allowance becomes more likely than not, we may reduce our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statement of operations.
The provisions for income taxes for 2012 and 2011 were $472,000 and $2,566,000, respectively. This decrease was substantially due to the 2012 larger than expected losses in our tax paying Irish subsidiary and principally due to general business losses and legal fees associated with legal issues in Brazil.
Net Income (Loss) Attributable to LoJack Corporation and Income (Loss) Per Share
As a result of the foregoing, for the years ended December 31, 2013, 2012 and 2011, net income (loss) attributable to LoJack Corporation and fully diluted income (loss) per share were as follows (dollars in thousands, except for per share amounts):

				Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net income (loss) attributable to LoJack Corporation	$3,167	$(8,383)	$1,429	(138)%	(687)%
Diluted income (loss) per share attributable to LoJack Corporation	$0.18	$(0.48)	$0.08	(137)%	(700)%
Weighted average shares — diluted	18,051,090	17,515,903	17,967,394	3%	(3)%
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
On August 10, 2010, SCI issued a one year, 11% interest Convertible Promissory Note totaling $400,000 to its shareholders. On October 14, 2011, a new 11% Convertible Promissory Note totaling $752,000 and maturing on October 1, 2012, was issued, replacing the outstanding principal and interest under the original note. On November 5, 2012, an amendment to the new note was issued, extending the maturity date to October 1, 2013. On September 30, 2013, an additional amendment extended the maturity date to October 1, 2014. The amendments did not alter any terms of the note other than the maturity date. The amount of the note due to noncontrolling shareholders of SCI, $274,000, is classified as short-term debt on our consolidated balance sheet.
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
On December 21, 2012, we entered into a letter agreement related to the Credit Agreement, by and among the Company, the Borrowers and Guarantors listed therein, the Lenders listed therein, and RBS Citizens, National Association, as Administrative Agent. The letter agreement provides that we may utilize proforma credits for certain settlement costs and legal expenses associated with our wage-and-hour class action lawsuits for purposes of calculating Consolidated EBITDA and determining compliance with certain financial covenants included in the Credit Agreement. The credits applied for the calculation periods ending December

31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013, varied by period depending upon when the expenses were expected to be incurred, and were in an aggregate amount of up to $6,900,000 for settlement expenses and an aggregate amount of up to $3,000,000 for legal expenses over the calculation periods.
As of December 31, 2013, we had total outstanding borrowings of $6,000,000 under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of December 31, 2013 was 3.41%. As of December 31, 2013, we also had two outstanding irrevocable letters of credit in the aggregate amount of $717,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends is permitted under the Credit Agreement but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of loans under the facility. At December 31, 2013, we had borrowing availability of $23,009,000, which was not limited by the results of our borrowing base calculation for the year then ended, and were in compliance with all financial covenants in the Credit Agreement.
The Credit Agreement terminates on July 31, 2015, at which time all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our United States domestic subsidiaries and is secured by all domestic assets, including our intellectual property, and a pledge of 65% of the capital stock of LoJack Ireland.
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
On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock under the Repurchase Plan and additionally renewed the remaining management discretionary authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the Repurchase Plan. For the year ended December 31, 2013, we repurchased 35,358 shares under the Repurchase Plan at an average price of $3.15 per share. As of December 31, 2013, there were 1,205,129 shares available for repurchase under the Repurchase Plan.
We expect our continuing operation, international expansion and new product initiatives, combined with our longer term international investment requirements and domestic expansion, to be funded using existing cash, cash flows from operations and, if needed, our Credit Agreement.
We expect capital expenditures for 2014 to be between $4,400,000 and $6,600,000 which we expect to fund out of our existing working capital, which was $35,536,000 as of December 31, 2013. Non-discretionary capital expenditures budgeted for 2014 include $2,000,000 to $3,400,000 for enhancement of our core tracking and recovery technology.  Discretionary expenditures for 2014, which could be delayed to a future period, include $2,200,000 to $3,200,000 for our investments in our Enterprise Resource Planning system and additional hardware infrastructure.  However, we currently have no plans to delay these projects or reduce these spending levels. For the year ended December 31, 2013, we had capital expenditures of $5,176,000.
We earn a significant amount of our operating income outside the United States, which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, $16,161,000 of cash and cash equivalents are held by foreign subsidiaries at December 31, 2013. Of the $16,161,000 of cash and cash equivalents held by foreign subsidiaries, $14,854,000, or 92%, is held in USD denominated accounts, with the remaining $1,307,000 held in foreign currency denominated accounts. We do not provide for U.S. federal income and foreign withholding taxes on the $20,093,000 of undistributed earnings from non-U.S. operations as of December 31, 2013 because we intend to reinvest such earnings indefinitely outside of the U.S. If we were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. We currently do not intend to repatriate these funds. We expect existing domestic cash, cash equivalents, short-term investments, cash flows from operations and our borrowing capacity under our Credit Agreement to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.
In 2012, our U.S. parent company received a one-time dividend of $10,000,000 from our Irish subsidiary to assist with legal expenses and the settlement costs associated with the California wage-and-hour litigation discussed Part II, Item 1, "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, which were paid in 2013. No domestic tax provision was recorded due to the release of valuation allowance against attributes which could be utilized to fully offset our domestic taxable income. Although it is not our intention, if we require more capital in the U.S. than is generated by our domestic operations, for example to fund significant discretionary activities, we could elect to repatriate funds from foreign jurisdictions or to borrow funds under our existing Credit Agreement discussed above. These alternatives, however, would result in increased cash outflows due to higher effective tax rates or increased interest expense.
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash provided by (used in):
Operating activities	$(7,331)	$(258)	$1,875
Investing activities	(2,408)	(2,917)	(4,746)
Financing activities	(6,771)	2,107	1,385
Effect of exchange rate changes on cash	(99)	15	(658)
Decrease in cash and cash equivalents	$(16,609)	$(1,053)	$(2,144)
Operating activities used $7,331,000 of cash during the year ended December 31, 2013, as compared to using $258,000 of cash during the same period in 2012. This $7,073,000 increase in cash used was due to a decrease of $15,961,000 in cash from working capital items, partially offset by an $8,888,000 decrease in net losses after non-cash reconciling items. The decrease in cash from working capital items reflects our payment of $7,477,000 related to the settlement agreement with the named plaintiffs in certain California wage-and-hour class and collective action lawsuits.
Investing activities used $2,408,000 of cash during the year ended December 31, 2013, as compared to using $2,917,000 of cash during the same period in 2012. This $509,000 decrease in cash used by investing activities was primarily due to $2,468,000 in cash proceeds from the sale of our shares of the common stock of Absolute Software, partially offset by an increase in capital expenditures of $2,227,000.
Financing activities used $6,771,000 of cash during the year ended December 31, 2013, as compared to providing $2,107,000 of cash during the same period in 2012. The $8,878,000 change in cash provided by financing activities was due primarily to $9,407,000 increase in repayments, net of proceeds, of our borrowings under our existing Credit Agreement, partially offset by a $264,000 increase in cash received for the exercise of stock options and a $171,000 decrease in tax withholdings related to stock grants and lapses.
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

CONTRACTUAL OBLIGATIONS
We have fixed contractual obligations under various operating lease agreements relating to our office locations, computer and office equipment, vehicles and tower infrastructure locations. Other contractual obligations include long-term debt and non-cancelable inventory purchase commitments. Contractual obligations and commercial commitments existing at December 31, 2013 were as follows (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short term debt obligations	$274	$274	$—	$—	$—
Long term debt obligations	6,000	—	6,000	—	—
Interest on long term debt obligations(1)	312	201	111	—	—
Operating lease obligations	17,558	4,850	7,064	3,256	2,388
Purchase obligations	4,454	3,457	977	20	—
Total	$28,598	$8,782	$14,152	$3,276	$2,388

(1)
Borrowings under the Credit Agreement bear interest at a variable rate, adjustable quarterly, at our option. Interest has been calculated assuming the interest rate prevailing as of December 31, 2013, which was 3.41%.

OFF BALANCE SHEET ARRANGEMENTS
We have no material off balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have limited exposure to market risk due to the nature of the financial instruments carried on our consolidated balance sheet. Our financial instruments as of December 31, 2013 consisted of cash and cash equivalents, restricted cash, marketable securities, other assets, accounts receivable, accounts payable, accrued liabilities, long-term debt and credit facilities. Our financial position is subject to market risk, including, but not limited to, changes in the value of financial instruments including those resulting from changes in interest rates, foreign currency exchange rates and market valuation. As of December 31, 2013, the fair value of these financial instruments approximated their carrying values.
We are exposed to changes in interest rates primarily through amounts outstanding under our Credit Agreement. As of December 31, 2013, we analyzed the effect of interest rates on our variable-rate Credit Agreement, for which there was $6,000,000 of outstanding borrowings as of December 31, 2013. Based on the outstanding borrowings under the agreement at December 31, 2013, a 1% increase in the interest rate would result in an additional $60,000 of annual interest expense.
We are subject to foreign currency risk through our international operations. As of December 31, 2013, we carry cash denominated in foreign currencies, primarily in the Euro, Canadian Dollar, and Brazilian Real. These assets accounted for approximately 4% of the total cash and cash equivalents at December 31, 2013. We translate accounts for subsidiaries whose functional currency is not the U.S. dollar using exchange rates in effect at period-end for assets and liabilities and exchange rates averaged over the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the consolidated statement of operations. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of our International segment revenue is denominated in U.S. dollars. This situation may change in the future if revenue earned and expenses incurred denominated in foreign currencies increases.
We manage future foreign exchange risk exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge is cost effective. As of December 31, 2013, we had no derivative contracts outstanding. We do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off balance sheet financing transactions. We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.
We are exposed to market valuation risks related to securities we hold that are carried at fair value. Our marketable securities previously consisted of 366,500 shares of Absolute common stock which was accounted for as an available-for-sale security and was valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. Prior to January 1, 2013, our investment in Absolute common stock was accounted for as a trading security and changes in fair value were recorded in the consolidated statement of operations as other income (expense). During the year ended December 31, 2013, we sold our 366,500 shares, our cost basis for which was $1,877,000. Our cost basis was calculated using the per share value of our investment as of January 1, 2013. Prior to January 1, 2013, these securities were classified as trading securities and thus any changes in fair value prior to 2013 were recorded in the consolidated statement of operations as other income (expense). As a result of the sale, during the year ended December 31, 2013, gross realized gains of $591,000 have been reclassified from accumulated other comprehensive income to other income (expense).
Our other assets include our investment in our French licensee, in the form of a publicly-traded common stock, accounted for as an available-for-sale security and valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. During the year ended December 31, 2013, we recorded $224,000 in unrealized losses in accumulated other comprehensive income. Realized gains and losses on available-for-sale securities are included in other income (expense). No realized gains or losses were recorded for the year ended December 31, 2013.
As of December 31, 2013, we held $31,983,000 of cash and cash equivalents. Of this balance, $1,307,000, or 4%, is denominated in foreign currencies, including the Canadian Dollar, Euro and Brazilian Real. The remaining $30,676,000, or 96%, is denominated in U.S. dollars. At December 31, 2013, $17,646,000, or 55%, of our total cash and cash equivalents balance was held in money market accounts, with the remaining $14,337,000 held in traditional deposit accounts.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LoJack Corporation:

We have audited the accompanying consolidated balance sheets of LoJack Corporation and subsidiaries as of December 31, 2013 and December 31, 2012 and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited LoJack Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LoJack Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LoJack Corporation and subsidiaries as of December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, LoJack Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/    KPMG LLP
Boston, Massachusetts
March 10, 2014

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,983	$48,592
Restricted cash	47	225
Marketable securities at fair value	—	1,877
Accounts receivable, net of allowances of $2,023 and $2,599, respectively	26,525	20,037
Inventories	7,226	7,123
Prepaid expenses and other	2,253	2,917
Prepaid and receivable income taxes	186	1,319
Deferred income taxes	10	586
Total current assets	68,230	82,676
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $49,235 and $49,250, respectively	12,600	11,686
DEFERRED INCOME TAXES	—	145
INTANGIBLE ASSETS — NET	90	100
GOODWILL	1,245	1,245
OTHER ASSETS — NET	4,611	6,076
TOTAL	$86,776	$101,928
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term debt	$274	$274
Accounts payable	6,875	5,979
Accrued and other liabilities	9,048	15,827
Current portion of deferred revenue	10,270	13,274
Accrued compensation	6,227	3,290
Total current liabilities	32,694	38,644
LONG TERM DEBT	6,000	13,820
DEFERRED REVENUE	10,648	13,395
DEFERRED INCOME TAXES	10	586
OTHER ACCRUED LIABILITIES	84	3,994
ACCRUED COMPENSATION	1,331	1,243
Total liabilities	50,767	71,682
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)
EQUITY:
Preferred stock — $.01 par value; authorized, 10,000,000 shares	—	—
Common stock — $.01 par value; authorized, 35,000,000 shares; issued and outstanding, 18,741,253 at December 31, 2013 and 18,187,703 at December 31, 2012	187	182
Additional paid-in capital	25,022	23,261
Accumulated other comprehensive income	6,875	6,191
Retained earnings	3,904	737
Total LoJack Corporation equity	35,988	30,371
Noncontrolling interest in subsidiary	21	(125)
Total equity	36,009	30,246
TOTAL	$86,776	$101,928
The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except share and per share amounts)
Revenue	$140,207	$132,528	$140,821
Cost of goods sold	63,037	61,358	67,932
Gross profit	77,170	71,170	72,889
Costs and expenses:
Product development	5,434	5,410	5,318
Sales and marketing	32,005	29,018	26,880
General and administrative	35,840	32,546	30,189
Legal settlement	(623)	6,930	1,869
Depreciation and amortization	3,881	4,413	6,068
Impairment of goodwill	—	472	—
Total	76,537	78,789	70,324
Operating income (loss)	633	(7,619)	2,565
Other income (expense):
Interest income	97	141	1,005
Interest expense	(943)	(730)	(638)
Other, net	1,008	392	1,022
Total	162	(197)	1,389
Income (loss) before (benefit) provision for income taxes and net income (loss) attributable to the noncontrolling interest	795	(7,816)	3,954
(Benefit) Provision for income taxes	(2,518)	472	2,566
Net income (loss)	3,313	(8,288)	1,388
Less: Net income (loss) attributable to the noncontrolling interest	146	95	(41)
Net income (loss) attributable to LoJack Corporation	$3,167	$(8,383)	$1,429
Income (loss) per share attributable to LoJack Corporation:
Basic	$0.18	$(0.48)	$0.08
Diluted	$0.18	$(0.48)	$0.08
Weighted average shares:
Basic	17,712,002	17,515,903	17,607,347
Diluted	18,051,090	17,515,903	17,967,394
The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income (loss)	$3,313	$(8,288)	$1,388
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	909	(391)	(318)
Unrealized gains (losses) on marketable securities	(225)	147	40
Total comprehensive income (loss)	3,997	(8,532)	1,110
Less: Comprehensive income (loss) attributable to the noncontrolling interest	146	95	(41)
Comprehensive income (loss) attributable to LoJack Corporation	$3,851	$(8,627)	$1,151

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	LoJack Corporation Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income
	Number of Shares	Amount			Retained Earnings		Noncontrolling Interest in Subsidiary	Total Equity	Comprehensive Income (Loss)
						Total
	(In thousands, except share amounts)
Balance, January 1, 2011	18,296,959	$183	$19,968	$6,713	$7,691	$34,555	$(179)	$34,376
Net income (loss)					1,429	1,429	(41)	1,388	$1,388
Unrealized gain on marketable securities, net of tax				40		40		40	40
Foreign currency translation				(318)		(318)		(318)	(318)
Total comprehensive income									1,110
Less: Comprehensive loss attributable to the noncontrolling interest									(41)
Comprehensive income attributable to LoJack Corporation									$1,151
Exercise of stock options	8,000		44			44		44
Repurchase of common stock and stock withheld for tax on stock compensation	(410,823)	(4)	(1,181)			(1,185)		(1,185)
Restricted stock grants, net of forfeitures	206,867	2	(2)
Compensation expense associated with stock based compensation			2,436			2,436		2,436
Balance, December 31, 2011	18,101,003	$181	$21,265	$6,435	$9,120	$37,001	$(220)	$36,781
Comprehensive loss:
Net income (loss)					(8,383)	(8,383)	95	(8,288)	$(8,288)
Unrealized gain on marketable securities, net of tax				147		147		147	147
Foreign currency translation				(391)		(391)		(391)	(391)
Total comprehensive loss									(8,532)
Less: Comprehensive income attributable to the noncontrolling interest									95
Comprehensive loss attributable to LoJack Corporation									$(8,627)
Exercise of stock options	—		—			—		—
Repurchase of common stock and stock withheld for tax on stock compensation	(150,745)	(1)	(443)			(444)		(444)
Restricted stock grants, net of forfeitures	237,445	2	(2)
Compensation expense associated with stock based compensation			2,441			2,441		2,441
Balance, December 31, 2012	18,187,703	$182	$23,261	$6,191	$737	$30,371	$(125)	$30,246
Comprehensive loss:
Net income (loss)					3,167	3,167	146	3,313	$3,313
Unrealized gain (loss) on marketable securities, net of tax				(225)		(225)		(225)	(225)
Foreign currency translation				909		909		909	909
Total comprehensive income									3,997
Less: Comprehensive income attributable to the noncontrolling interest									146
Comprehensive income attributable to LoJack Corporation									$3,851
Exercise of stock options	64,675	1	264			265		265
Repurchase of common stock and stock withheld for tax on stock compensation	(53,576)	(1)	(179)			(180)		(180)
Restricted stock grants, net of forfeitures	542,451	5	(5)
Compensation expense associated with stock based compensation			1,681			1,681		1,681
Balance, December 31, 2013	18,741,253	$187	$25,022	$6,875	$3,904	$35,988	$21	$36,009
The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,313	$(8,288)	$1,388
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	1,681	2,441	2,436
Depreciation and amortization	4,131	4,711	6,426
Non cash revenue from warrants	(547)	(547)	(547)
Impairment of goodwill	—	472	—
Allowance for doubtful accounts	(561)	(184)	(396)
Deferred income taxes	145	170	(213)
(Gain) loss on disposal of property and equipment	(15)	(8)	100
Gain on marketable securities	(591)	(99)	(413)
Increase (decrease) in cash from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(5,936)	8,665	(1,234)
Inventories	(119)	(472)	1,859
Prepaid expenses and other	657	102	1,044
Prepaid income taxes	1,134	(889)	227
Other assets	113	204	31
Accounts payable	888	(252)	(861)
Accrued and other liabilities	(7,640)	3,164	704
Deferred revenue, net of deferred costs	(3,984)	(9,448)	(8,676)
Net cash provided by (used in) operating activities	(7,331)	(258)	1,875
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(5,176)	(2,949)	(4,709)
Proceeds from sale of marketable securities	2,468	—	—
Other	122	32	13
(Increase) decrease in restricted cash	178	—	(50)
Net cash used in investing activities	(2,408)	(2,917)	(4,746)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	264	—	44
Repayment of debt and short-term borrowings	(19,560)	—	(2,050)
Repurchase of common stock	(111)	(205)	(1,042)
Proceeds from debt and short-term borrowings	12,704	2,551	4,576
Payment of tax withholding obligations related to stock compensation	(68)	(239)	(143)
Net cash provided by (used in) financing activities	(6,771)	2,107	1,385
Effect of exchange rate changes on cash and cash equivalents	(99)	15	(658)
DECREASE IN CASH AND CASH EQUIVALENTS	(16,609)	(1,053)	(2,144)
BEGINNING CASH AND CASH EQUIVALENTS	48,592	49,645	51,789
ENDING CASH AND CASH EQUIVALENTS	$31,983	$48,592	$49,645
Supplemental cash flow information:
Income taxes paid	$43	$1,760	$2,513
Interest paid	$943	$729	$638
The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
1.    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company — LoJack Corporation and subsidiaries, or LoJack, we, our, or the Company, is a global provider of technology products and services for the tracking and recovery or rescue of valuable mobile assets and people at risk of wandering. Our proprietary technology, wireless network and integration with law enforcement agencies provide a means for the tracking and recovery of stolen vehicles, motorcycles, construction equipment, cargo, laptops and people at risk. Our headquarters are located in Canton, Massachusetts and as of December 31, 2013 we have operations in 28 states and the District of Columbia in the United States and 30 foreign countries and territories.
The LoJack Stolen Vehicle Recovery System — The LoJack System is based on very high frequency, or VHF, technology. If a vehicle equipped with a LoJack Unit is stolen, its owner reports the theft to the local police department. If the theft is reported in a jurisdiction where the LoJack System is operational, a unique radio signal is automatically transmitted to the LoJack Unit in the stolen vehicle, activating its tracking signal. The Vehicle Tracking Unit, installed in police patrol cars and aircraft in the coverage areas, is used by law enforcement officers to lead them to the stolen vehicle using VHF direction-finding technology to locate the LoJack Unit emitting the tracking signal. In Canada and Italy, the tracking of stolen LoJack equipped vehicles is performed by our personnel or by private parties under contract with us, and once a LoJack equipped stolen vehicle is located by our tracking team, we rely on local law enforcement agencies for the actual recovery.
The Boomerang System — The legacy Boomerang Tracking System, or Boomerang System, sold in Canada prior to the transition to the LoJack system during 2011, is based on VHF and cellular technology and uses tracking devices internally developed by LoJack and the wireless network of a major Canadian telecommunications company for locating and tracking stolen assets. If a vehicle equipped with a Boomerang Unit is stolen, the vehicle owner reports the theft to the local police department and the Boomerang Security Center. The LoJack Canada Security Center then obtains the approximate location of the Boomerang Unit via a secure connection with the cellular carrier and then transmits a unique code causing the Boomerang Unit to transmit a tracking signal. A tracking vehicle, equipped with a Vehicle Tracking Unit, is then dispatched to the approximate location of the Boomerang Unit and local police are notified when the vehicle has been located. In the provinces of Ontario and British Columbia, we use third parties to perform tracking.
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
In September 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-13, as codified in Accounting Standards Codification 605, Revenue Recognition, or ASC 605. ASC 605 provides greater ability to separate and allocate consideration in a multiple element revenue arrangement. In addition, ASC 605 requires the use of estimated selling price to allocate consideration in a multiple element revenue arrangement, therefore eliminating the use of the residual method of accounting.

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
We offer several types of contractual extended warranties. For those warranties for which an independent third party insurer, and not LoJack, is the primary obligor, we recognize payments for these contracts in revenue at the time of sale. For those warranty products to which we are the primary obligor, revenue is deferred and is recognized over the term of the warranties, determined to be equivalent to the estimated life of new vehicle ownership, which we estimate to be five years. In December 2011, we transferred the servicing and liability obligations for a portion of our extended warranty contracts originated in 2010 to a third party, eliminating any additional services or liability exposure as the primary obligor for those contracts. During the first quarter of 2012, we transferred the servicing and liability obligations for the majority of our extended warranty contracts originated in 2011 to the third party. Beginning in 2012, the majority of our servicing and liability obligations associated with new contracts sold are transferred to the third party upon purchase by the consumer. As such, for the majority of extended warranty contracts originated after 2011, we recognize revenue upon delivery as opposed to deferring the revenue and recognizing it over the life of the contract.
For those warranties for which a third party, and not LoJack, is the primary obligor, we record revenue on a gross basis, with related unit costs being included in cost of goods sold. We considered the factors for gross and net revenue recording and determined that despite not being the primary obligor for the majority of these arrangements, gross revenue reporting was appropriate based on the relevant accounting guidance. Specifically, we have latitude in establishing price; we can change the product offering; we have discretion in supplier selection; we are involved in the determination of product or service specifications; we bear the credit risk; and the amount that we earn on each contract is not fixed. During the years ended December 31, 2013, 2012 and 2011, we recognized $6,435,000, $10,216,000 and $5,772,000, respectively, of revenue related to the sale of our extended warranty products for which we are not the primary obligor. We recognized related cost of goods sold of $1,084,000, $1,293,000 and $1,032,000 during the years ended December 31, 2013, 2012 and 2011, respectively.
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
Advertising Expenses — Advertising costs, which include the placement of advertisements, third party media consulting firm fees, trade shows and promotional literature, are expensed as incurred and are classified under sales and marketing expense. Advertising expenses for the years ended December 31, 2013, 2012 and 2011 were $2,434,000, 2,335,000 and $2,709,000, respectively.
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
We warrant to consumers that the SafetyNet transmitter will be free from defects in material, workmanship or design for a period of one year from the date of purchase. If the product proves to be defective in material, workmanship or design within that period, we will replace the transmitter. Under the SafetyNet warranty, our maximum liability may not exceed $500.
A rollforward of the activity of the warranty reserve is as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$859	$1,212	$1,819
Additions charged to cost and expense	206	270	762
Warranty claims	(600)	(623)	(1,369)
Balance at end of year	$465	$859	$1,212
Our business in Canada experienced increased recall rates related to the Boomerang products following the conversion from an analog to digital infrastructure and, as a result, we incurred additional warranty expense during the year ended December 31, 2010. In 2011, we transitioned our business in Canada from Boomerang Units to LoJack Units, resulting in decreased warranty expense during the years ended December 31, 2013, 2012 and 2011.
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
Cash and Cash Equivalents — We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. We periodically maintain bank balances which exceed the federally insured limit. We routinely assess the financial strength of our depository banks and believe we had no significant exposure to credit risks as of December 31, 2013.
Marketable Securities — All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. We determine the classification at the time of purchase.
Our investment in our French licensee, in the form of a publicly-traded common stock, is accounted for as an available-for-sale security and is valued at the quoted closing price on its market exchange as of the reporting date. No realized gains or losses were recorded for the years ended December 31, 2013, 2012 or 2011. Our investment in our French licensee is reported as a long-term asset on our consolidated balance sheet. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. We follow the specific identification method in determining the cost basis in computing realized gains and losses on the sale of available-for-sale securities. Realized gains and losses on available-for-sale securities are included in other income (expense).
The investments of the deferred compensation plan are included in other assets at fair value. See Note 11 for further discussion.
At December 31, 2012, we held 366,500 shares of Absolute common stock. We acquired these shares upon the exercise of the Absolute warrants in July 2010 and September 2009. The fair market value of these shares at December 31, 2012 was $1,877,000 and was accounted for as a trading security classified within marketable securities in the consolidated balance sheet as of December 31, 2012. As of January 1, 2013, these securities were reclassified from trading to available for sale securities, with unrealized gains and losses recorded, net of tax, through accumulated other comprehensive income on the consolidated balance sheet. During 2013, we sold the entire balance of Absolute common stock shares held. (Also see Note 6 for detail on the sale of these securities.)
Accounts Receivable — We maintain an allowance for doubtful accounts based on an assessment of collectability of all outstanding receivables. We make this assessment by evaluating the creditworthiness of our customers, historical trends and economic circumstances. A rollforward of the activity of the allowance for doubtful accounts is as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$2,599	$2,890	$3,534
Reductions to the provision	(561)	(184)	(396)
Accounts written off, net of recoveries	(15)	(107)	(248)
Balance at end of year	$2,023	$2,599	$2,890
Customer Concentration — Accounts receivable in the United States are due principally from automobile dealers that are geographically dispersed. Accounts receivable in Canada consist of payments due from our dealer channel and corporate accounts. International accounts receivable are principally due from international licensees. As of December 31, 2013, two international licensees accounted for 14% and 16% of accounts receivable. As of December 31, 2012, one international licensee accounted for 18% of accounts receivable. For the year ended December 31, 2013, our South African licensee, Tracker South Africa, accounted for 11% of revenue. For the years ended December 31, 2012 and December 31, 2011, no international licensee accounted for more than 10% of revenue. When possible, payment for our products from international licensees is supported by the purchase of private trade-credit insurance paid for by the licensee.
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
Internal Software Development Costs — We capitalize internal software development costs associated with software developed for internal use. In accordance with ASC 350-40, Internal-Use Software, expenses related to the design of software, coding and installation of hardware, and certain costs incurred to allow access to or conversion of old data by new systems are capitalized. Costs related to training and data conversion activities are expensed as incurred. Capitalized internal software development costs are amortized over the period of economic benefit, generally between three and five years. For the years ended December 31, 2013 and 2012, capitalized software included in property and equipment totaled $1,605,000 and $656,000, net of accumulated amortization of $13,917,000 and $13,682,000, respectively. For the years ended December 31, 2013, 2012 and 2011, we capitalized internal software development costs of $1,539,000, $456,000 and $296,000, respectively. For the years ended December 31, 2013, 2012 and 2011, $576,000, $881,000 and $2,111,000, respectively, of amortization expense was recorded for these capitalized internal software costs. Additions to internal software development costs are included in investments in property and equipment in the consolidated statements of cash flows.
Cost-Basis Investments — We have made investments in some of our international licensees. These investments to date have resulted in ownership of less than 20% of any one licensee. Unless the shares are marketable securities, these investments are accounted for using the cost method of accounting. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings, additional investments made and other ownership changes. We have not recorded any gains or losses on these investments in the years ended December 31, 2013, 2012 and 2011. (Also see Note 5.)
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
Goodwill and Other Intangible Assets — Goodwill is not amortized but instead is assessed for impairment at least annually and as triggering events occur. We have adopted an annual measurement date of November 30 for SCI and SafetyNet. On each annual measurement, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined based on this analysis that the impairment test should be performed, the carrying value of the reporting unit is compared to its estimated fair value, and an impairment charge is measured based upon the excess of the carrying value of goodwill over the implied fair value if impairment is indicated. This analysis is performed at a reporting unit level. For the year ended December 31, 2012, we recorded a goodwill impairment charge for the entire goodwill balance of our SafetyNet business in the amount of $472,000. There was no goodwill impairment recognized for the years ended December 31, 2013 or 2011. (See Note 4 for detail.)
Other intangible assets consist of amortizing intangibles, including customer relationships, patents, trademarks, trade names and the rights to very high frequencies. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable, an assessment is completed to determine whether the fair value of the asset exceeds the carrying value. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value. If such cash flows are less than the carrying amounts, the intangible assets are written down to their respective fair values.
In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. There was no impairment charge recognized relating to other intangible assets for the years ended December 31, 2013, 2012 and 2011. (Also see Note 4.)
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
Our annual effective tax rate is based on our income (loss), statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. In accordance with ASC 740, Income Taxes, or ASC 740, tax benefits are based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. (Also see Note 9.)
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

	Year Ended December 31,
	2013	2012	2011
Weighted average shares for basic	17,712,002	17,515,903	17,607,347
Dilutive effect of stock options and restricted stock	339,088	—	360,047
Weighted average shares for diluted	18,051,090	17,515,903	17,967,394
For the year ended December 31, 2013, 2,335,997 options and 0 shares of restricted stock were excluded from the computation of diluted net income per share as their effect would be antidilutive. Because of the net losses reported for the year ended December 31, 2012, all shares of stock issuable pursuant to stock options and unvested stock were not considered for dilution as their effect would be antidilutive. For the year ended December 31, 2012, 2,878,860 options and 608,903 shares of restricted stock were excluded from the computation of diluted net income per share as their effect would be antidilutive. For the year ended December 31, 2011, 2,087,617 options and 78,018 shares of restricted stock were excluded from the computation of diluted net loss per share as their effect would be antidilutive.
Comprehensive Income — Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation. Accumulated other comprehensive income and its components were as follows (dollars in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Marketable Securities	Total Accumulated Other Comprehensive Income
Balance at December 31, 2012	$5,875	$316	$6,191
Foreign currency translation adjustments	909		909
Unrealized gain on marketable securities		366	366
Balance at December 31, 2013 before reclassifications	$6,784	$682	$7,466
Amounts reclassified from accumulated other comprehensive income	—	(591)	(591)
Balance at December 31, 2013	$6,784	$91	$6,875

Amounts reclassified from accumulated other comprehensive income to net income during the year ended December 31, 2013 were as follows (in thousands):

Accumulated Other Comprehensive Income Component	Amount Reclassified from Accumulated Other Comprehensive Income	Statement of Operations Line Item Affected
Available for Sale Securities
Realized gain on sale of Absolute Software securities[1]	$591	Other income/expense
	—	Income tax expense[2]
	$591	Net of tax
1During the year ended December 31, 2013, we sold 366,500 shares of Absolute Software common stock. As a result of this sale, we reclassified a gross realized gain of $591,000 from accumulated other comprehensive income to other income (expense).
2As discussed in Note 9, we have maintained a full valuation allowance on our net U.S. deferred tax assets since the second quarter of 2010. As such, no income tax effect was reclassified from accumulated other comprehensive income for the gains realized upon our sale of Absolute Software common stock.
Foreign Currency — The functional currency for each of our subsidiaries is the currency of the primary economic environment in which the subsidiary operates, generally defined as the currency in which the entity generates and expends cash. For all entities, with the exception of LoJack Equipment Ireland, Ltd., or LoJack Ireland, the functional currency is the local currency. LoJack Ireland’s functional currency is the U.S. dollar. All assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rates for the year. Translation gains or losses are recorded in equity as an element of accumulated other comprehensive income. We also incur transactional gains and losses resulting from transactions denominated in foreign currencies and the translation of intercompany balances which are not permanently invested. Such items are recorded as other income (expense) in the consolidated statement of operations. For the years ended December 31, 2013, 2012 and 2011, we recorded foreign currency gains (losses) of $(30,000), $(30,000) and $337,000, respectively.
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

2.    INVENTORIES
Inventories are classified as follows (dollars in thousands):

	December 31,
	2013	2012
Raw materials	$144	$132
Work in progress	108	141
Finished goods	6,974	6,850
Total inventories	$7,226	$7,123
3.    PROPERTY AND EQUIPMENT
Property and equipment consist of the following (dollars in thousands):

	December 31,
	2013	2012
System components, including vehicle tracking units	$24,951	$23,921
Equipment, software, furniture and fixtures and leasehold improvements	33,325	34,757
Vehicles	338	281
Total	58,614	58,959
Less: accumulated depreciation and amortization	(49,235)	(49,250)
Total	9,379	9,709
System components and fixed assets not yet in service	3,221	1,977
Property and equipment — net	$12,600	$11,686
Depreciation expense relating to property and equipment totaled $4,121,000, $4,701,000 and $6,240,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
System components and fixed assets not yet in service consist primarily of capitalized software and certain infrastructure, tooling, and other equipment that has not been placed into service.
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
SCI
We performed the annual qualitative assessment of the goodwill for SCI at its annual testing date of November 30. At November 30, 2013, after assessing the totality of events or circumstances affecting SCI, including macroeconomic, industry and market conditions, we determined that it was not more likely than not that the fair value of the SCI reporting unit was less than its carrying amount, and as such did not proceed with the first and second steps of the goodwill impairment testing process.
The following table summarizes the changes in goodwill (dollars in thousands):

	North America Segment	International Segment	All Other	Consolidated
Balance at January 1, 2011	$—	$—	$1,717	$1,717
Balance at December 31, 2011	$—	$—	$1,717	$1,717
Impairment loss on SafetyNet	—	—	472	472
Balance at December 31, 2012	—	—	1,245	1,245
Balance at December 31, 2013	$—	$—	$1,245	$1,245

The following table summarizes the changes in intangible assets (dollars in thousands):

	North America Segment	International Segment	All Other	Consolidated
Balance at January 1, 2011	$75	$120	$99	$294
Amortization	(77)	(10)	(99)	(186)
Foreign exchange impact	2	—	—	2
Balance at December 31, 2011	$—	$110	$—	$110
Amortization		(10)	—	(10)
Balance at December 31, 2012	$—	$100	$—	$100
Amortization	—	(10)	—	(10)
Balance at December 31, 2013	$—	$90	$—	$90

Intangible assets consist of the following (dollars in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Contractual relationships	$904	$904	2.8 years	$919	$919	2.8 years
Trade name and trademark	71	71	2.0 years	75	75	2.0 years
Patents and other intangibles	150	60	15.0 years	150	50	15.0 years
Total intangible assets	$1,125	$1,035	4.3 years	$1,144	$1,044	4.3 years
Estimated amortization expense for the next five years and thereafter for our intangible assets as of December 31, 2013 is as follows (dollars in thousands):

2014	$10
2015	10
2016	10
2017	10
2018	10
Thereafter	40
5.    OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	December 31,
	2013	2012
Deferred costs related to deferred revenue arrangements	$1,196	$2,371
Investment in international licensees	2,313	2,537
Deferred compensation plan assets	750	780
Security deposits and other	352	388
Total	$4,611	$6,076
Deferred Costs Related to Deferred Revenue Arrangements
As discussed in our revenue recognition policy in Note 1, revenue relating to the sales of LoJack Early Warning ongoing automated notification service and certain warranty products are deferred and recognized over five years. The direct and incremental cost of this revenue was comprised primarily of the cost of the Early Warning device hardware prior to the adoption of ASU 2009-13 as of January 1, 2011. The deferred cost is presented as a long-term asset.
Investment in International Licensees
As of December 31, 2013, investments in international licensees of $2,313,000 included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, a 5.5% interest in our French licensee, totaling $276,000, and a 17.5% equity interest in our Benelux licensee, totaling $496,000.
The investment in our Mexican licensee, over which we do not exercise significant influence, is accounted for using the cost method of accounting and is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. We periodically review the carrying value of this investment, based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no impairments to the fair value of this investment for all years presented. During 2013, 2012 and 2011, our Mexican licensee declared and paid dividends of $252,000, $201,000 and $86,000, respectively, which we recorded in other income.
Our investment in our French licensee, in the form of a marketable equity security, is accounted for as an available-for-sale security and is valued at the quoted closing price of its market exchange as of the reporting date. If the quoted price of the investment in our French licensee were to drop below our recorded cost for an extended period of time we would evaluate the investment for impairment. No realized gains or losses were recorded for the year ended December 31, 2013, 2012 or 2011.

The investment in our Benelux licensee, over which we do not exercise significant influence, is accounted for using the cost method of accounting and is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. In 2009, we obtained this investment in exchange for the licensing rights related to the Benelux region. We valued the investment based on the fair value of the licensing rights. The revenue related to the license is reflected in deferred revenue on the balance sheet at December 31, 2013 and 2012. We will begin to recognize license revenue once the licensee has completed the build-out of the VHF network. We periodically review the carrying value of this investment, based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate.
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
We also hold a 5% equity interest in our licensee in Argentina, for which we have no carrying value. In 2011, we received a dividend from our Argentina licensee relating to the years ended December 31, 2011 and 2010. The dividends paid for 2011 and 2010 were $161,000 and $98,000, respectively, and were recorded in other income upon receipt during the year ended December 31, 2011. No dividend was received for the years ended December 31, 2013 or 2012.
Below are the revenue associated with, and the receivables outstanding from, our international licensees in which we maintain some ownership (dollars in thousands):

Revenue for the year ended:
December 31, 2013	$11,560
December 31, 2012	$6,573
December 31, 2011	$16,080
Accounts receivable outstanding at:
December 31, 2013	$6,935
December 31, 2012	$3,247
Deferred Compensation Plan Assets
The investments of the deferred compensation plan are included in other assets at fair value. See Note 11 for further discussion.
Absolute Warrants
In June 2005, we entered into a ten year trademark license agreement with Absolute, a Vancouver, British Columbia, Canada based computer theft recovery company to brand its consumer offering LoJack for Laptops®. In addition to an annual per unit royalty, we were granted 1,000,000 (on a post-split basis) warrants to purchase Absolute’s common stock with vesting on a pro rata basis over a five year period commencing on July 1, 2006. We concluded that a measurement date is not achieved until the warrants become vested and exercisable. Prior to reaching a measurement date, the fair value of unvested warrants is calculated utilizing a Black-Scholes option pricing model and the earned and unearned revenue is adjusted to fair value. Once a measurement date has been reached, the fair value of vested warrants is measured and the revenue related to the vested warrants becomes fixed with revenue recognized over the remaining term of the licensing agreement. Subsequent to reaching a measurement date, the vested warrants are accounted for as a derivative, which requires the warrants to be recorded at fair value at each reporting date with any changes in fair value being recorded in the consolidated statement of operations. We classify the gains (losses) on investments in other income (expense). During the years ended December 31, 2013, 2012 and 2011, we recognized $547,000, $547,000 and $547,000, respectively, in revenue related to the absolute warrants.
At December 31, 2013, there were no unvested Absolute warrants outstanding, as the five year vesting period was completed in May 2010. Short and long-term deferred revenue, reflecting the value of the vested warrants at the vesting dates, totaling $547,000 and $274,000, respectively, will be recognized ratably over the remaining life of the license agreement. As of December 31, 2013, we no longer held any shares of the Absolute common stock acquired through the exercise of the Absolute warrants in June 2010 and September 2009, for warrants that vested in 2010 and 2009, respectively. See Note 6 for further detail on the sale of our Absolute shares. During the years ended December 2012 and 2011, we recognized $99,000 and $413,000, respectively, in other income related to the Absolute warrants.
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
We do not have any Level 2 or Level 3 financial assets or liabilities as of December 31, 2013 or 2012.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2013 and 2012, according to the valuation techniques we used to determine their fair values (dollars in thousands):

		Fair Value Measurements at Reporting Date Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonqualified deferred compensation plan investments	$750	$750	$—	$—
Nonqualified deferred compensation plan obligation	(750)	(750)	—	—
Equity investment in French licensee	276	276	—	—
Total	$276	$276	$—	$—

		Fair Value Measurements at Reporting Date Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonqualified deferred compensation plan investments	$780	$780	$—	$—
Nonqualified deferred compensation plan obligation	(780)	(780)	—	—
Marketable securities	1,877	1,877	—	—
Equity investment in French licensee	500	500	—	—
Total	$2,377	$2,377	$—	$—
Our marketable securities as of December 31, 2012 consisted of 366,500 common shares of Absolute Software Inc. Absolute Software Inc., or Absolute, is a Vancouver, British Columbia, Canada based computer security company. As of January 1, 2013, these securities were reclassified from trading to available for sale securities. These shares are publicly traded and their market price is readily available. The unrealized gains and losses on available for sale securities are recorded, net of tax, through accumulated other comprehensive income on the consolidated balance sheet. In June 2013, we sold 217,500 of these shares, our basis for which was $1,114,000. In July 2013, we sold the remaining 149,000 shares, our basis for which was $763,000. Our basis was calculated using the per share value of our investment as of January 1, 2013. Prior to January 1, 2013, these securities were classified as trading securities and thus any changes in fair value prior to 2013 were recorded in the consolidated statement of operations as other income (expense). As a result of these sales, during the second and third quarters of 2013, gross realized gains of $374,000 and $217,000, respectively, have been reclassified from accumulated other comprehensive income to other income (expense). See Note 1 for further detail of amounts reclassified out of accumulated other comprehensive income.
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
We use Level 3 inputs to measure the fair value of goodwill and intangible assets on their annual measurement dates or if a triggering event occurs on an interim basis. For the year ended December 31, 2012, we recognized a goodwill impairment relating to our SafetyNet reporting unit of $472,000. (See Note 4 for detail.) No impairments were recognized for the year ended December 31, 2013 or 2011.
The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a non-recurring basis at December 31, 2013 and December 31, 2012, according to the valuation techniques we used to determine their fair values (dollars in thousands):

		Fair Value Measurements at Reporting Date Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	496	—	—	496
Total	$2,037	$—	$—	$2,037

		Fair Value Measurements at Reporting Date Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	496	—	—	496
Total	$2,037	$—	$—	$2,037
As of December 31, 2013, investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000 and a 17.5% equity interest in our Benelux licensee, totaling $496,000. In addition, we hold a 5% equity interest in our licensee in Argentina, for which we have no carrying value in our financial statements.
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

At December 31, 2013, the carrying value of $6,000,000 of our long-term debt approximated the fair value, because our multicurrency revolving credit agreement carries a variable rate of interest which is adjusted periodically and reflects current market conditions. (Also see Note 7 below.)
7.    DEBT
Our debt consists of the following (dollars in thousands):

	December 31,
	2013	2012
Short-term debt
SCI convertible promissory note	$274	$274
Long-term debt
Term loan	6,000	13,820
Total	$6,274	$14,094
On August 10, 2010, SCI issued a one year, 11% interest Convertible Promissory Note totaling $400,000 to its shareholders. On October 14, 2011, a new 11% Convertible Promissory Note totaling $752,000 and maturing on October 1, 2012, was issued, replacing the outstanding principal and interest under the original note. The note was subsequently amended twice to extend the maturity date but did not alter any other terms of the note. The note now matures on October 1, 2014. The amount of the note due to noncontrolling holders of SCI, $274,000, is classified as short-term debt on our consolidated balance sheet.
On December 29, 2009, we entered into the Credit Agreement with RBS Citizens, N.A., as Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multicurrency revolving credit facility in the maximum amount of USD $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate currencies). The maturity date for the revolving credit loan was January 10, 2014. On March 29, 2013, this Credit Agreement was amended, extending the maturity date to July 31, 2015. The amendment also applies restrictions on dividends and other distributions with respect to our stock in 2013 and amends the Stock Repurchase and Funded Debt to EBITDA ratios. Minimum consolidated EBITDA in the amounts of $3,000,000, $4,000,000 and $5,000,000 for the trailing four quarters ending March 31, 2013, June 30, 2013 and September 30, 2013, respectively, was also required. We have the right to increase the aggregate amount available to be borrowed under the Credit Agreement to USD $50,000,000, subject to certain conditions, including consent of the lenders.
As of December 31, 2013, we had total outstanding borrowings of $6,000,000 under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of December 31, 2013 was 3.41%. As of December 31, 2013, we also had two outstanding irrevocable letters of credit in the aggregate amount of $717,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends is permitted under the Credit Agreement but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the loans under the facility. At December 31, 2013, we had borrowing availability of $23,009,000, which was not limited by the results of our borrowing base calculation for the year then ended. At December 31, 2013, we were in compliance with all of the financial covenants in the Credit Agreement.
The Credit Agreement terminates on July 31, 2015, at which point all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our United States domestic subsidiaries and is secured by all domestic assets, including our intellectual property, and a pledge of 65% of the capital stock of LoJack Ireland.
8.    EQUITY AND STOCK COMPENSATION
Preferred Stock — As of December 31, 2013, we had 10,000,000 authorized shares of $0.01 par value preferred stock.
Common Stock — As of December 31, 2013, we had 35,000,000 authorized shares of $0.01 par value common stock and had reserved 3,854,068 shares for the future issuance and exercise of stock options.
Incentive Plan — In May 2008, our shareholders approved the 2008 Stock Incentive Plan, or the Incentive Plan, which provides for the issuance of stock options and the granting of restricted stock to our directors, executive officers, officers and other key employees. A total of 2,090,000 shares of common stock were authorized for issuance under the Incentive Plan, consisting of 2,000,000 new shares and 90,000 shares allocated from our 2003 Stock Incentive Plan. Beginning in May 2008, no additional grants were to be made under the 2003 plan. On May 20, 2009 and May 17, 2012, our shareholders approved an additional 2,000,000 and 750,000 shares, respectively, of common stock for issuance under the Incentive Plan. We grant stock options at exercise prices equal to the fair market value of our common stock on the date of grant. Options issued under the Incentive Plan generally become exercisable over periods of two to five years and expire seven years from the date of the grant. At December 31, 2013, there were 798,427 shares available for future grant under the Incentive Plan.
The following table presents activity of all stock options for the year ended December 31, 2013:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2013	2,878,860	$6.18
Granted	214,278	3.40
Exercised	(64,675)	4.08
Cancelled or forfeited	(426,802)	8.58
Outstanding at December 31, 2013	2,601,661	$5.61	3.57	$393
Vested at December 31, 2013 and unvested expected to vest	2,579,406	$5.63	3.55	$385
Exercisable at December 31, 2013	1,823,000	$6.53	2.82	$127
The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $3.61 per share as of December 31, 2013.

The total intrinsic values of options exercised for the years ended December 31, 2013, 2012 and 2011 were $17,000, $0 and $11,000, respectively. Proceeds from the exercise of stock options were $264,000, $0 and $38,000 for the years ended December 31, 2013, 2012 and 2011, respectively. In 2010, the cash related to stock option exercise for that year had not been received as of December 31, 2010 as the settlement date of the cashless exercise transaction was subsequent to December 31, 2010. Income tax deficiencies realized from the exercise of stock options and the vesting of restricted stock for the years ended December 31, 2013, 2012 and 2011 were $0, $0 and $0, respectively. The income tax benefit in excess of, or less than, previously recognized stock compensation expense is recognized in additional paid-in-capital to the extent of previously recognized excess tax benefits as calculated.
As of December 31, 2013, there was $1,059,000 of unrecognized compensation cost related to our stock option plans. The cost is expected to be recognized over a weighted average period of 1.3 years.
Unvested Stock — Unvested stock represents shares of common stock that are subject to the risk of forfeiture until the fulfillment of specified conditions. Our restricted stock awards generally cliff vest either on the first, second or third anniversary date of the grant.
For grants that vest based on certain specified performance criteria, the grant date fair value of the shares is recognized as compensation expense over the requisite period of performance once achievement of criteria is deemed probable. For grants that vest through only the passage of time, the grant date fair value of the award is recognized as compensation expense on a straight line basis over the vesting period. The fair value of unvested stock awards is determined based on the number of shares granted and the market value of our shares on the grant date. For the years ended December 31, 2013, 2012 and 2011, $902,000, $1,424,000 and $1,353,000 of compensation expense, respectively, has been recorded in operating expenses for unvested stock awards. As of December 31, 2013, there was $972,000 of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under our stock plans that is expected to be recognized as compensation expense in the amounts of $669,000, $266,000 and $37,000 for the years ended December 31, 2014, 2015, and 2016, respectively.
The following table presents activity of all unvested stock for the year ended December 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2013	608,903	$3.75
Granted	594,827	3.36
Vested	(202,311)	4.29
Forfeited/cancelled	(52,376)	3.98
Unvested at December 31, 2013	949,043	$3.38
The following table presents the total amount of stock-based compensation expense included in our consolidated statement of operations for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of goods sold	$59	$166	$248
Product development	26	33	35
Sales and marketing	272	354	411
General and administrative	1,324	1,888	1,742
Stock-based compensation expense	1,681	2,441	2,436
Income tax benefits	—	—	—
Total stock-based compensation expense, net	$1,681	$2,441	$2,436
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

The weighted-average assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2013, 2012 and 2011, were as follows:

	Year Ended December 31,
	2013	2012	2011
Range of risk-free interest rates	1.30%-1.35%	0.80%-1.52%	1.42%-2.96%
Expected life (in years)	7	7	7
Expected volatility	55.10%	55.71%	54.65%
Dividend yield	—%	—%	—%
Weighted average grant date fair value	$3.40	$3.10	$4.74
Stock Repurchase Plans — On February 28, 2006, our Board of Directors authorized our stock repurchase plan, or the Repurchase Plan. The Repurchase Plan authorized us to purchase up to 2,000,000 shares of our outstanding common stock on or before February 25, 2008. From the date of the adoption of the Repurchase Plan through December 18, 2006, we repurchased 1,244,566 shares. On December 19, 2006, the Board of Directors increased the remaining authorization to 2,000,000 shares. On February 15, 2008, our Board of Directors approved an increase of 1,000,000 shares to be repurchased under the Repurchase Plan, pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and additionally renewed the remaining management discretionary authority to repurchase 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares as of February 15, 2008. In November 2011 we resumed our repurchase activity under the Repurchase Plan. From October 1, 2013 through December 31, 2013, we did not repurchase shares under the Repurchase Plan. During 2013, we repurchased a total of 35,358 shares under the Repurchase Plan at an average price of $3.15 per share. At December 31, 2013, 1,205,129 shares remained available for repurchase under our Repurchase Plan.
All other share repurchases in 2013, 2012 and 2011 were shares acquired from our employees or directors in accordance with our Incentive Plan as a result of share withholdings to pay income tax related to the lapse of restrictions on restricted stock and thus did not impact the shares available for repurchase under the Repurchase Plan.
9.    INCOME TAXES
The components of income (loss) before provision (benefit) for income taxes and net income (loss) attributable to the noncontrolling interest are as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$(476)	$(4,075)	$(2,765)
Foreign	1,271	(3,741)	6,719
	$795	$(7,816)	$3,954
The (benefit) provision for income taxes consists of the following (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$(3,523)	$139	$932
State	31	74	(19)
Foreign	829	89	1,866
Total	(2,663)	302	2,779
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	145	170	(213)
Total	145	170	(213)
(Benefit) provision for income taxes	$(2,518)	$472	$2,566

A reconciliation of statutory federal income tax benefit at a 35% tax rate to recorded income tax expense is as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Statutory federal income tax (benefit) expense	$278	$(2,735)	$1,384
State taxes, net of federal benefit	31	49	(44)
Valuation allowances	15,426	709	3,162
Foreign income inclusion, net of foreign tax credits	93	1,678	—
Prior year adjustments	(31)	(32)	(694)
Foreign rate differential	(1,205)	(46)	(2,480)
Uncertain tax positions accrual	(18,901)	166	954
Incentive stock options	80	79	79
Meals and entertainment	157	138	112
Gain on intercompany sale	1,373	—	—
Other, net	181	466	93
Recorded income tax expense	$(2,518)	$472	$2,566
The tax effects of the items comprising our deferred tax assets and liabilities are as follows (dollars in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Accruals not currently deductible	$5,598	$7,781
Revenue recognized for tax purposes	3,530	4,479
Investments in available-for-sale and trading securities	848	1,054
Net operating losses and other carryforwards	40,536	22,140
Other	330	237
Total gross deferred tax assets	50,842	35,691
Valuation allowances	(48,422)	(32,996)
Net deferred tax assets	2,420	2,695
Deferred tax liabilities:
Depreciable assets	(2,212)	(2,442)
Software development costs	—	—
Other	(208)	(108)
Total deferred tax liabilities	(2,420)	(2,550)
Total	$—	$145
As of December 31, 2013, in the United States we had federal net operating loss carryforwards of $11,673,000 related to the LoJack Corporation consolidated tax group, which expire between 2030 and 2033, and $8,402,000 of net operating loss carryforwards associated with our investment in SCI, which expire between 2025 and 2031. We had state net operating loss carryforwards which could result in a net benefit of approximately $1,001,000, which will expire at various dates through 2033. We also had domestic research and development tax credit carryforwards of $1,306,000, which will expire between 2029 and 2033, and United States foreign tax credit carryforwards of $2,479,000, which will expire at various dates through 2023. We also have a capital loss carryforward of $43,616,000, which will expire in 2014.
At December 31, 2013, we had foreign net operating loss carryforwards of approximately $42,186,000 primarily related to our operations in Italy and Canada. Our net operating loss carryforwards in Italy have indefinite lives. The net operating loss carryforwards of our remaining subsidiaries expire at various dates through 2033.
At December 31, 2013, we maintain a full valuation allowance against our worldwide deferred tax assets net of deferred tax liabilities, with the exception of Ireland, which has deferred tax assets of $0. The valuation allowance increased by approximately $15,426,000, $710,000 and $3,162,000 during the years ended December 31, 2013, 2012 and 2011, respectively. The increase in valuation allowance in 2013 is primarily due to the effect of reserving the tax benefit of losses generated in foreign jurisdictions and the derecognition of a $15,304,000 capital loss that had been tracked and upheld by the 2009 IRS Audit and offset by a valuation allowance. The increase in valuation allowance in 2012 is primarily due to the effect of reserving the tax benefit of losses generated in foreign jurisdictions, partially offset by a decrease in the valuation allowance due to the utilization of certain tax attributes to offset current year domestic taxable income. The increase in valuation allowance in 2011 was primarily due to the effect of reserving the tax benefit of losses generated in the U.S. and several significant foreign jurisdictions. If sufficient evidence of our ability to generate future taxable income in the jurisdictions in which we currently maintain a valuation allowance causes us to determine that our deferred tax assets are more likely than not realizable, we would release our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statement of operations.
We recorded a $2,518,000 benefit for income taxes for 2013. This amount is primarily related to discrete tax benefits of $2,450,000 and $997,000, due to the release of tax reserves associated with the settlement of tax examinations and an expiration of a statute of limitations during the second and third quarters, respectively.
The effective tax rate is higher than the U.S. statutory rate as a result of recording a significant tax benefit associated with the release of tax reserves during the second and third quarters. Furthermore, we recorded a tax provision on our year-to-date Irish profits and are recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continue to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at December 31, 2013.
In general, it is the practice and intention of the Company to indefinitely reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2013, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $20,093,000 of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries because such earnings are considered to be indefinitely reinvested in the business. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
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
As of December 31, 2013, we had no material gross unrecognized tax benefits. As of December 31, 2012, we had $18,629,000 of gross unrecognized tax benefits (excluding accrued interest), of which approximately $15,304,000, if recognized, would not affect the Company’s tax rate and would result in an increase in capital loss and net operating loss carryforwards which would be subject to a full valuation allowance. The liability amounts (excluding accrued interest) related to the unrecognized tax benefits recorded at December 31, 2013 and 2012 were $0 and $3,325,000, respectively.
The total amount of unrecognized tax benefits was as follows (dollars in thousands):

Balance at December 31, 2010	$18,591
Additions based on tax positions taken in prior years	764
Balance at December 31, 2011	$19,355
Decrease due to settlements with tax authorities	(726)
Balance at December 31, 2012	$18,629
Decrease due to settlements with tax authorities	(17,834)
Decrease due to statute lapse	(795)
Balance at December 31, 2013	$—
We recognize interest and penalties related to income tax matters within income tax expense. At December 31, 2013, 2012 and 2011, we had accrued interest related to our uncertain tax positions of $0, $643,000 and $510,000, respectively.
We are subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters for years through 2009. Additionally, in August 2013 the Internal Revenue Service opened an audit of the Company's 2010 U.S. federal tax return. All material foreign income tax matters through 2008 have been substantially concluded as well.
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

Minimum annual lease payments under operating leases as of December 31, 2013 are as follows (dollars in thousands):

2014	$4,850
2015	4,003
2016	3,061
2017	1,987
2018	1,269
Thereafter	2,388
Total	$17,558
Rental expense under operating leases aggregated approximately $5,193,000, $5,088,000 and $5,812,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
Purchase Commitments and Milestone Payments — As of December 31, 2013, we had outstanding commitments for items including certain inventory material, system components, testing services, tooling equipment and software subscription services totaling approximately $4,454,000.
Loan Guarantees — We guarantee the amortized value of LoJack Units purchased by customers via auto loans underwritten by a certain financing company. Under this agreement, we will reimburse participating dealers the remaining unamortized cost of a financed LoJack Unit upon a borrower’s default within the initial eighteen months of the auto loan. This agreement terminated effective December 31, 2013 but is automatically renewed for subsequent one year terms until either of the parties provides a notification of intent to terminate the agreement. As neither party provided a notice of intent to terminate, the agreement was automatically renewed for the year ended December 31, 2014.
Payment to the participating dealers is remitted by us under this agreement on a claim-by-claim basis. Based on the unamortized cost of units sold, our maximum potential amount of future payments under this agreement, assuming the default of all participants, is $5,786,000 as of December 31, 2013. Our expected obligation is accrued based on sales to the participating dealers and industry default statistics. As of December 31, 2013, we had accrued $148,000 under this guarantee. Accruals for loan guarantees are recorded as a reduction of revenue in the consolidated statement of operations.
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
On December 24, 2013, the panel issued a preliminary injunction against Tracker do Brasil LTDA, enjoining Tracker do Brasil LTDA and its officers, employees and agents from using, publishing, disseminating or circulating LoJack trademarks, trade names, copyrights or other intellectual property or confidential information to advertise, market, sell or lease non-LoJack products, or in any other way representing that a non-LoJack product is a LoJack product. In addition, to the extent Tracker do Brasil LTDA uses the “LoJack” name or intellectual property in any advertising or marketing communications for stolen vehicle recovery products, such name or intellectual property may only be associated with, and related to, those products that are manufactured or licensed by LoJack. Further, to the extent Tracker do Brasil LTDA advertises, markets or offers to sell, lease or otherwise disseminate other stolen vehicle recovery products, Tracker do Brasil LTDA must clearly state and identify the manufacturer, licensor or distributor of such non-LoJack products with at least the same prominence that is used to name and identify LoJack products and in such a manner that the non-LoJack products cannot be confused as being LoJack products.
The hearings on the liability phase and the Amended Counterclaim of the arbitration were completed in March 2013 and in November 2013, respectively, and the parties have submitted post-hearing briefs and reply briefs to the arbitrators.  We are currently awaiting the panel's ruling on the original claims and counterclaims. Given the current stage of this matter, we cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation. However, the Company believes that it has substantial legal and factual defenses to these claims and intends to defend its interests and pursue its counterclaims vigorously.
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
ICMS Tax Assessment
On November 11, 2011, our subsidiary, LoJack do Brasil LTDA, or LoJack do Brasil, received notification of an inspection by the tax authorities of the state of Sao Paulo, Brazil regarding the payment of ICMS (State Value Added Tax, or VAT) tax. The notification concerns imports which were carried out by trading companies on behalf of LoJack do Brasil and which occurred during the time period from January 1, 2007 through December 31, 2009. In May 2012, the state tax authority issued an assessment against LoJack do Brasil in the amount of BRL R$17,371,487 (USD $7,415,473), including penalties and interest that are generally imposed on similar types of tax assessments in Brazil. The assessment arises from a long running dispute between the Brazilian states of Espírito Santo and São Paulo regarding to which state companies like LoJack do Brasil should pay ICMS tax on imports.

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
The Company believes that it has substantial legal and factual defenses and plans to defend its interests vigorously. While we believe a loss is not probable, as of the date hereof, we estimate that the range of possible loss related to this assessment is from $0 to $700,000.
Battery Evaluation
During 2013, we were notified by some of our international licensees that some of the batteries in self-powered LoJack Units they had purchased from us appeared to be losing their power prematurely. As of the date of this report, we are continuing our investigation into the root cause, if any, for this condition and have notified our battery manufacturer, our contract manufacturer and our insurance carrier regarding the issue. Our relevant insurance policy provides up to $5,000,000 of coverage and includes a self-insured retention of $100,000. We believe this policy, as well as potential contract claims against our manufacturers, could help to minimize the possible financial exposure should there be a need to take any action with regard to this issue. To date, we have not made any claims under our contracts with our contract and battery manufacturers, nor have we filed any claims or received confirmation from our insurance carrier that this issue would be covered by insurance. Because of the current status of this investigation, we cannot predict whether any action will be required or otherwise taken by LoJack, nor can we predict the outcome nor estimate the possible loss or range of loss, if any, that we could incur if there was an unfavorable outcome.
11.    EMPLOYEE BENEFIT PLANS
We have a profit sharing plan with a Section 401(k) feature to provide retirement benefits covering substantially all of our full-time domestic employees. Under the provisions of the plan, employees are eligible to contribute a portion of their compensation within certain limitations as established by the plan and the Internal Revenue Code. On March 26, 2009, our Board of Directors amended the Company’s 401(k) Plan to make the Company’s match of employee contributions discretionary on the part of the Company. Our Board of Directors elected to match 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of the participants’ compensation, for the years ended December 31, 2013, 2012 and 2011, subject to certain limitations. Company contributions become fully vested after five years of continuous service. Company contributions related to the plan were approximately $1,629,000, $1,517,000 and $1,377,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
We also maintain a nonqualified deferred compensation plan for the benefit of our key employees. The plan allows for eligible employees to defer a percentage of their total cash compensation. The plan also provides for the Company to make matching contributions of 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of their total cash compensation, however in March 2009 the Board of Directors voted to suspend the matching contributions. Company contributions become fully vested three years after contribution. We may also make discretionary contributions to the deferred compensation plan. No matching contributions were made to the nonqualified deferred compensation plan during the years ended December 31, 2013, 2012 or 2011.
Our investments associated with our nonqualified deferred compensation plan consist of mutual funds that are publicly traded and for which market prices are readily available. The investments of the deferred compensation plan are included in other assets at fair value (also refer to Note 6). Investments related to the deferred compensation plan are classified as trading securities and reported at fair value with unrealized gains and losses included in other income (expense) in the consolidated statement of operations. The other income (expense) is offset in equal amounts by adjustments to compensation expense recognized and included in general and administrative expenses. Our investments in the deferred compensation plan are reported as long-term assets on our consolidated balance sheets. Our liabilities to the participants in the deferred compensation plan, which are equal to the fair value of the assets in the plan, are reported as long-term accrued compensation on our consolidated balance sheets.
12.    BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
We have three separately managed and reported business segments: North America, International and All Other. The accounting policies of our segments are consistent with those policies described in Note 1.

Our North America segment includes our domestic operation which sells products that operate in all or a portion of 28 states and the District of Columbia, in the United States as well as LoJack Canada, a provider of stolen vehicle recovery products and services in Canada.
Our International segment sells products, licenses or owns and operates LoJack proprietary vehicle recovery technology in 30 countries and territories throughout Europe, Africa and Latin and South America and our wholly owned subsidiary in Italy, LoJack Italia, SRL, or LoJack Italia. For the years ended December 31, 2013, 2012 and 2011 LoJack Italia had revenue of $3,727,000, $3,418,000 and $3,133,000 and operating losses of $3,437,000, $3,545,000 and $4,838,000, respectively. As of December 31, 2013 and 2012, LoJack Italia had assets of $2,040,000 and $3,198,000, respectively.
In 2008, we acquired the assets of Locator Systems (now known as SafetyNet) and SCI, providers of technology for the tracking and rescue or recovery of people at risk of wandering and valuable cargo and business information, respectively. The financial statement impact of these businesses is included in the All Other segment below.
The following table presents information about our operating segments for 2013, 2012 and 2011 (dollars in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods that we consider to be reasonable.

	North America Segment	International Segment	All Other	Consolidated
Year Ended December 31, 2013
Revenue	$99,266	$36,485	$4,456	$140,207
Depreciation and amortization	3,727	318	86	4,131
Operating (loss) income	(8,245)	8,825	53	633
Capital expenditures	4,857	75	244	5,176
Segment assets	49,893	33,260	3,623	86,776
Deferred revenue	17,523	3,249	146	20,918
Year Ended December 31, 2012
Revenue	$98,565	$29,842	$4,121	$132,528
Depreciation and amortization	4,177	373	161	4,711
Impairment of goodwill	—	—	472	472
Operating (loss) income	(9,190)	3,175	(1,604)	(7,619)
Capital expenditures	2,691	161	97	2,949
Segment assets	61,955	36,756	3,217	101,928
Deferred revenue	22,834	3,503	332	26,669
Year Ended December 31, 2011
Revenue	$95,837	$41,886	$3,098	$140,821
Depreciation and amortization	5,718	423	285	6,426
Operating (loss) income	(7,187)	11,292	(1,540)	2,565
Capital expenditures	4,395	283	31	4,709
Segment assets	60,703	50,080	3,500	114,283
Deferred revenue	34,829	3,168	440	38,437

The following table presents information about our geographic revenue, based on the location of our customers, for 2013, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$96,418	$93,353	$87,877
Africa	15,515	12,056	12,655
Latin American and Caribbean countries	13,063	9,744	22,545
Canada	7,303	9,333	11,058
Europe	7,908	8,042	6,686
Total	$140,207	$132,528	$140,821
The following table presents information about our revenue, by product and service lines, for 2013, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Products	$95,979	$79,737	$87,894
Early Warning Products (1)	27,375	28,795	28,547
Warranties	8,118	13,302	11,356
Services	8,735	10,694	13,024
Total	$140,207	$132,528	$140,821
(1) Prior to our adoption of ASC 605 as of January 1, 2011, the Early Warning Unit and ongoing notification service were considered to be one unit of accounting. In 2013, 2012 and 2011 the above includes service revenue related to the delivery of the Early Warning ongoing notification service of $2,222,000, $1,341,000 and $458,000, respectively.
The following table presents information about our long-lived assets as of December 31, 2013, 2012 and 2011 (dollars in thousands):

	December 31,
	2013	2012	2011
United States	$11,210	$9,874	$11,276
Canada	742	951	1,100
Europe and other	648	861	1,050
Total	$12,600	$11,686	$13,426
13.    UNAUDITED QUARTERLY RESULTS
Our unaudited quarterly results are summarized below (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2013
Revenue	$31,220	$33,680	$34,796	$40,511
Gross profit	16,472	18,364	19,027	23,307
Net income(loss)	(5,636)	2,645	1,671	4,633
Net income (loss) attributable to LoJack Corporation	(5,675)	2,635	1,660	4,547
Basic earnings (loss) per share attributable to LoJack Corporation	$(0.32)	$0.15	$0.09	$0.26
Diluted earnings (loss) per share attributable to LoJack Corporation	$(0.32)	$0.15	$0.09	$0.25
Year Ended December 31, 2012
Revenue	$34,302	$31,663	$32,739	$33,824
Gross profit	18,663	16,503	18,149	17,855
Net income(loss)	(295)	(2,229)	(7,259)	1,495
Net income (loss) attributable to LoJack Corporation	(308)	(2,225)	(7,312)	1,462
Basic earnings (loss) per share attributable to LoJack Corporation	$(0.02)	$(0.13)	$(0.42)	$0.08
Diluted earnings (loss) per share attributable to LoJack Corporation	$(0.02)	$(0.13)	$(0.42)	$0.08

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A —	CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on our evaluation under the 1992 framework, Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2013.
Our internal control over financial reporting was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on page 50.

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
See Item 1, Business — Executive Officers of the Registrant.
The remainder of the information required by this Item 10 is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 22, 2014, or our definitive Proxy Statement, under the headings “Proposal No. 1 — Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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
The following table provides a summary, as of December 31, 2013, of shares of our common stock reserved for issuance pursuant to all of our current equity compensation plans (the 2003 Plan and the 2008 Plan):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,601,661	$5.61	798,427
Equity compensation plans not approved by security holders	—	—	—
Total	2,601,661	$5.61	798,427

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
10A.++
LoJack Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10ss to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 26, 2004, File No. 001-08439).

10B.++
Amendment No. 5 to the LoJack Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 5, 2007, File No. 001-08439).

10C.++
Form of LoJack Corporation 2003 Stock Incentive Plan Stock Option Agreement (incorporated by reference to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 26, 2004, File No. 001-08439).

10D.++
Form of Change of Control Agreement for Chief Executive Officer/Chief Financial Officer (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2013, File No. 001-08439).

10E.++
Form of Change of Control Agreement for Non-CEO/CFO Executive Officers (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2013, File No. 001-08439).

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

10M.++
Form of LoJack Corporation 2008 Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2013, File No. 001-08439).

10N.++
Form of LoJack Corporation 2008 Stock Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2013, File No. 001-08439).

10O.++
Form of LoJack Corporation 2008 Stock Incentive Plan Restricted Stock Agreement (Incentive Stock) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2013, File No. 001-08439).

10P.++
Form of LoJack Corporation 2008 Stock Incentive Plan Restricted Stock Agreement (Director Grants) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2013, File No. 001-08439).

10Q.++	Summary of LoJack Corporation Director Compensation (incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on May 27, 2009, File No. 001-08439).
10R.++
LoJack Corporation Short-Term Incentive Plan (as amended and restated) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2013, File No. 001-08439).

10S.
Multicurrency Revolving Credit Agreement, dated as of December 29, 2009, by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 5, 2010, File No. 001-08439).

10T.
First Amendment to Credit Agreement, dated as of June 30, 2010, by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 1, 2010, File No. 001-08439).

10U.
Second Amendment to Credit Agreement, dated as of December 29, 2010, by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 4, 2011, File No. 001-08439).

10V.
Letter Agreement related to Credit Agreement, dated December 21, 2012, by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A (incorporated by reference to Exhibit 10U to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 15, 2013, File No. 001-08439).

10W.
Third Amendment to Credit Agreement, dated as of March 29, 2013, by and among LoJack Corporation, RBS Citizens, N.A., TD Bank, N.A. and the other parties named therein (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on April 1, 2013, File No. 001-08439).

10X.*	Fourth Amendment to Credit Agreement, dated as of December 19, 2013, by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A.
10Y.
Pledge Agreement, dated September 22, 2009, between LoJack Corporation and certain affiliates and RBS Citizens, National Association (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on September 23, 2009, File No. 001-08439).

10Z.
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

10AA.
Renewal of Agreement for Manufacture, between LoJack Corporation and LoJack Equipment Ireland Limited and Celestica Corporation, dated May 17, 2013 (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2013, File No. 001-08439).

10BB.*
Amendment No. 1 to Agreement for Manufacture between LoJack Corporation and LoJack Equipment Ireland Limited and Celestica LLC, effective November 25, 2013 (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10CC.
Value Added Distributor and Reseller Agreement, dated as of January 23, 2013, by and between LoJack Corporation and TomTom, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2013, File No. 001-08439 (portions of this exhibit have been omitted pursuant to a request for confidential treatment)).

10DD.++
Letter Agreement between LoJack Corporation and Thomas M. Camp, effective as of August 19, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2013).

10FF.
Settlement Agreement, dated October 18, 2012, by and among Mike Rutti, Gerson Anaya, Christian Furtado, and James Hamilton (plaintiffs), Righetti Glugoski, P.C. and LoJack Corporation (incorporated by reference to Exhibit 10Z to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 15, 2013, File No. 001-08439).

21.*	Subsidiaries of the Registrant.
23.*	Consent of KPMG LLP.
31.1.*	Rule 13a-14(a)/15(d) — 14(a) Certification.
31.2.*	Rule 13a-14(a)/15(d) — 14(a) Certification.
32.**	Certification Pursuant to 18 U.S.C Section 1350.

101.**
The following materials from this Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

LOJACK CORPORATION (Registrant)

By:	/s/ RANDY L. ORTIZ	Date:	March 10, 2014
Randy L. Ortiz President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ RORY J. COWAN	Chairman of the Board	March 10, 2014
Rory J. Cowan

/s/ RANDY L. ORTIZ	President and Chief Executive	March 10, 2014
Randy L. Ortiz	Officer (principal executive officer)

/s/ DONALD R. PECK	Executive Vice President and Chief	March 10, 2014
Donald R. Peck	Financial Officer (principal financial officer)

/s/ CASEY DELANEY	Vice President and Controller	March 10, 2014
Casey Delaney	(principal accounting officer)

/s/ GARY E. DILTS	Director	March 10, 2014
Gary E. Dilts

/s/ MARCIA J. HOOPER	Director	March 10, 2014
Marcia J. Hooper

/s/ PHIL HORLOCK	Director	March 10, 2014
Phil Horlock

/s/ JOHN H. MACKINNON	Director	March 10, 2014
John H. MacKinnon

/s/ ROBERT J. MURRAY	Director	March 10, 2014
Robert J. Murray

/s/ ROBERT L. REWEY	Director	March 10, 2014
Robert L. Rewey

/s/ DAVID J. SHEA	Director	March 10, 2014
David J. Shea