Form 10-Q
period 2014-03-31
LOJACK CORP
filed 2014-05-05
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of April 28, 2014, there were 18,526,588 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,434	$31,983
Restricted cash	47	47
Accounts receivable, net of allowances of $1,958 and $2,023, respectively	23,021	26,525
Inventories	8,577	7,226
Prepaid and other expenses	3,984	2,253
Prepaid and receivable income taxes	173	186
Deferred income taxes	186	10
Total current assets	61,422	68,230
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $49,993 and $49,235, respectively	12,970	12,600
INTANGIBLE ASSETS—NET	88	90
GOODWILL	1,245	1,245
OTHER ASSETS—NET	4,403	4,611
TOTAL ASSETS	$80,128	$86,776
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term debt	$274	$274
Accounts payable	5,640	6,875
Accrued and other liabilities	7,064	9,048
Current portion of deferred revenue	9,840	10,270
Accrued compensation	4,159	6,227
Total current liabilities	26,977	32,694
LONG TERM DEBT	10,000	6,000
DEFERRED REVENUE	10,203	10,648
DEFERRED INCOME TAXES	186	10
OTHER ACCRUED LIABILITIES	84	84
ACCRUED COMPENSATION	1,309	1,331
Total liabilities	48,759	50,767
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)	—	—
EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding 18,511,107 at March 31, 2014 and 18,741,253 at December 31, 2013	185	187
Additional paid-in capital	25,722	25,022
Accumulated other comprehensive income	7,077	6,875
Retained earnings (accumulated deficit)	(1,584)	3,904
Total LoJack Corporation equity	31,400	35,988
Noncontrolling interest in subsidiary	(31)	21
Total equity	31,369	36,009
TOTAL LIABILITIES AND EQUITY	$80,128	$86,776
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Revenue	$30,132	$31,220
Cost of goods sold	15,039	14,748
Gross profit	15,093	16,472
Costs and expenses:
Product development	1,553	1,442
Sales and marketing	8,596	8,278
General and administrative	9,402	11,321
Depreciation and amortization	925	1,065
Total	20,476	22,106
Operating loss	(5,383)	(5,634)
Other income (expense):
Interest income	2	21
Interest expense	(107)	(198)
Other, net	(14)	101
Total	(119)	(76)
Loss before provision (benefit) for income taxes	(5,502)	(5,710)
Provision (benefit) for income taxes	37	(74)
Net loss	(5,539)	(5,636)
Less: Net income (loss) attributable to the noncontrolling interest	(51)	39
Net loss attributable to LoJack Corporation	$(5,488)	$(5,675)
Net loss per share attributable to LoJack Corporation:
Basic	$(0.31)	$(0.32)
Diluted	$(0.31)	$(0.32)
Weighted average shares:
Basic	17,842,742	17,591,344
Diluted	17,842,742	17,591,344

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Net loss	$(5,539)	$(5,636)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	127	360
Net unrealized gains on marketable securities	75	1
Total comprehensive loss	(5,337)	(5,275)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(51)	39
Comprehensive loss attributable to LoJack Corporation	$(5,286)	$(5,314)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,539)	$(5,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	524	422
Depreciation and amortization	988	1,129
Non cash revenue from warrants	(137)	(137)
Allowance for doubtful accounts	(24)	224
Deferred income taxes	—	(5)
Gain on disposal of property and equipment	—	(71)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	3,510	954
Inventories	(1,364)	(788)
Prepaid and other expenses	(1,735)	(272)
Prepaid and receivable income taxes	13	(174)
Other assets	(67)	32
Accounts payable	(1,234)	(75)
Accrued and other liabilities	(3,928)	2,568
Deferred revenue, net of deferred cost of goods sold	(429)	(999)
Net cash used in operating activities	(9,422)	(2,828)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,391)	(846)
Proceeds from the sale of fixed assets	1	112
Restricted cash	—	107
Net cash used in investing activities	(1,390)	(627)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	291	—
Proceeds from debt	4,000	787
Payment of tax withholding obligations related to stock compensation	(118)	(27)
Net cash provided by financing activities	4,173	760
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	90	96
DECREASE IN CASH AND CASH EQUIVALENTS	(6,549)	(2,599)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,983	48,592
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,434	$45,993
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by LoJack Corporation and its subsidiaries, or LoJack, we, our, or the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. The unaudited condensed consolidated financial statements include the accounts of LoJack, our wholly-owned subsidiaries, and SC-Integrity, or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly our financial position as of March 31, 2014, our results of operations and comprehensive loss for the three months ended March 31, 2014 and 2013, and our cash flows for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.
These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, which includes consolidated financial statements and notes thereto for the year ended December 31, 2013.
Recently Adopted Accounting Guidance and Accounting Guidance Issued But Not Yet Adopted
The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.
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
A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
Weighted average shares for basic	17,842,742	17,591,344
Dilutive effect of stock options and unvested restricted stock	—	—
Weighted average shares for diluted	17,842,742	17,591,344
Because of the net losses reported for the three months ended March 31, 2014 and 2013, all shares of stock issuable pursuant to stock options and unvested stock have not been considered for dilution as their effect would be antidilutive. For the three months ended March 31, 2014, 2,389,567 stock options and 596,029 shares of restricted stock were excluded from the computation of diluted net income per share because the effect of including such shares would be antidilutive. For the three months ended March 31, 2013, 2,807,899 stock options and 648,227 shares of unvested restricted stock were excluded from the computation of diluted net loss per share. Performance shares totaling 12,000 and 91,615 were excluded from the computation of earnings per share for the three months ended March 31, 2014 and 2013, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.

3. Inventories
Inventories are classified as follows (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$152	$144
Work in process	—	108
Finished goods, net	8,425	6,974
Total inventories	$8,577	$7,226
4. Stock Compensation
Stock Options
The following table presents activity of all stock options for the three months ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	2,601,661	$5.61
Granted	—	—
Exercised	(70,199)	4.14
Canceled, expired or forfeited	(141,895)	17.05
Outstanding at March 31, 2014	2,389,567	4.98	3.55	$3,660
Vested at March 31, 2014 and unvested expected to vest	2,374,147	4.99	3.54	$3,623
Exercisable at March 31, 2014	1,683,334	$5.66	2.85	$1,989
The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $5.70 per share as of March 31, 2014.
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

The following table presents activity of all unvested restricted stock for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2014	949,043	$3.38
Granted	12,000	3.79
Vested	(74,347)	2.49
Forfeited and cancelled	(290,667)	3.31
Unvested at March 31, 2014	596,029	$3.54
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
The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a recurring basis at March 31, 2014 and December 31, 2013, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$624	$624	$—	$—
Nonqualified deferred compensation plan obligation	(624)	(624)	—	—
Equity investment in French licensee	350	350	—	—
Total	$350	$350	$—	$—

		Fair Value Measurements at Reporting Date Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$750	$750	$—	$—
Nonqualified deferred compensation plan obligation	(750)	(750)	—	—
Equity investment in French licensee	276	276	—	—
Total	$276	$276	$—	$—
Our Nonqualified Deferred Compensation Plan investments consist of mutual fund shares that are publicly traded and for which market prices are readily available. Gains and losses related to such investments are recorded in other income (expense) in the consolidated statement of operations. For the three months ended March 31, 2014 and 2013, we recorded gains of $11,000 and $40,000, respectively.
Our investment in the common stock of our French licensee is included in other assets on our consolidated balance sheet and consists of publicly traded shares with a market price that is readily available. The gains and losses on our investment are recorded, net of tax, through accumulated other comprehensive income on the consolidated balance sheet. During the three months ended March 31, 2014, we recorded unrealized gains on our investment of $75,000. During the three months ended March 31, 2013, we recorded unrealized losses on our investment of $66,000.
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
The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	500	—	—	500
Total	$2,041	$—	$—	$2,041

		Fair Value Measurements at Reporting Date Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	496	—	—	496
Total	$2,037	$—	$—	$2,037
As of March 31, 2014, our investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, and a 17.5% equity interest in our Benelux licensee, totaling $500,000. Our investments in the aforementioned licensees are included in other assets on our consolidated balance sheet and are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. Management periodically reviews the carrying value of these investments using Level 3 inputs, which include cash flow projections, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no indicators of impairment to the fair value of these investments for all periods presented.
Financial Instruments not Measured at Fair Value
Some of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, short-term debt and accounts payable are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.
At March 31, 2014, the carrying value of $10,000,000 of our long-term debt approximated the fair value because our multicurrency revolving credit agreement, or the Credit Agreement, which was established on December 29, 2009 and amended on September 30, 2010, December 29, 2010 and March 29, 2013, carries a variable rate of interest which is adjusted periodically and reflects current market conditions. Also see Note 6 below.

6. Debt
As of March 31, 2014 and December 31, 2013, our debt consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Short-term debt:
SCI convertible promissory note	$274	$274
Long-term debt:
Term loan	10,000	6,000
Total Debt	$10,274	$6,274
On August 10, 2010, SCI issued a one year, 11% interest Convertible Promissory Note totaling $400,000 to its shareholders. On October 14, 2011, a new 11% Convertible Promissory Note totaling $752,000 and maturing on October 1, 2014, was issued, replacing the outstanding principal and interest under the original note. The amount of the note due to noncontrolling holders of SCI is $274,000 and is classified as short-term debt on our consolidated balance sheet.
On December 29, 2009, we entered into the Credit Agreement with RBS Citizens, N.A., as Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multi-currency revolving credit facility in the maximum amount of $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate currencies). The maturity date for the revolving credit loan was January 10, 2014. On March 29, 2013, this Credit Agreement was amended, extending the maturity date to July 31, 2015. The amendment also applies restrictions on dividends and other distributions with respect to our stock in 2013 and amends the Stock Repurchase and Funded Debt to EBITDA ratios. Minimum consolidated EBITDA in the amounts of $3,000,000, $4,000,000 and $5,000,000 for the trailing four quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, respectively, was also required. We have the right to increase the aggregate amount available to be borrowed under the Credit Agreement to $50,000,000, subject to certain conditions, including consent of the lenders.
As of March 31, 2014, we had total outstanding borrowings of $10,000,000 under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of March 31, 2014 was 3.4%. As of March 31, 2014, we also had two outstanding irrevocable letters of credit in the aggregate amount of $698,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends under the Credit Agreement was prohibited in 2013, and currently is permitted but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with certain covenants could impair the availability of the loans under the facility. At March 31, 2014, we had borrowing availability of $19,028,000, which was not limited by the results of our borrowing base calculation. At March 31, 2014, we were in compliance with all of the financial and non-financial covenants in the Credit Agreement.
The Credit Agreement terminates on July 31, 2015, at which point all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our United States domestic subsidiaries and is secured by all domestic assets, including our intellectual property, and a pledge of 65% of the capital stock of LoJack Equipment Ireland Limited, or LoJack Ireland.

7. Accumulated Other Comprehensive Income
Total accumulated other comprehensive income and its components were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Marketable Securities	Total Accumulated Other Comprehensive Income
Balance at December 31, 2013	$6,784	$91	$6,875
Foreign currency translation adjustments	127		127
Unrealized gain on marketable securities		75	75
Balance at March 31, 2014	$6,911	$166	$7,077
8. Income Taxes
We recorded a worldwide provision for income taxes of $37,000 for the three months ended March 31, 2014. This amount was primarily comprised of the provision for income taxes for our Irish subsidiary.
The effective tax rate is significantly lower than the U.S. statutory rate as a result of recording a small taxable profit in Ireland and recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continue to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at March 31, 2014.
We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue, stock compensation and net operating loss carryforwards. The FASB authoritative guidance on accounting for income taxes requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We maintain a full valuation allowance against our net U.S. deferred tax assets, which was recorded during the second quarter of 2010, and did not recognize any deferred tax benefits related to U.S. net losses incurred during the three months ended March 31, 2014. We will maintain a full valuation allowance on our net U.S. and non-Irish foreign subsidiaries' deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
As of March 31, 2014 and December 31, 2013, we had no material uncertain tax positions.  However, if an uncertain tax position does arise, the Company will recognize interest and penalties related to income tax matters within income tax expense.  At March 31, 2014 and December 31, 2013, we had no accrued interest and penalties.
We are subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal tax matters through 2009 and state income tax matters for years through 2006. Additionally, in August 2013 the Internal Revenue Service opened an audit of the Company's 2010 U.S. federal income tax return, which is open and ongoing as of March 31, 2014. All material foreign income tax matters through 2008 have been substantially concluded.
9. Segment Reporting
We have three separately managed and reported business segments: North America, International and All Other.
Our North America segment includes our domestic operations, which sells products that operate in all or a portion of 29 states and the District of Columbia in the United States, and LoJack Canada, a provider of stolen vehicle recovery products and services in Canada.
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

The following table presents information about our operating segments for the three months ended March 31, 2014 and 2013 (in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods considered to be reasonable by our management.

Consolidated Statements of Operations Data	North America Segment	International Segment	All Other	Consolidated
Three Months Ended March 31, 2014
Revenue	$22,612	$6,510	$1,010	$30,132
Depreciation and amortization	895	72	21	988
Operating (loss) income	(5,812)	621	(192)	(5,383)
Three Months Ended March 31, 2013
Revenue	$23,553	$6,551	$1,116	$31,220
Depreciation and amortization	1,018	90	21	1,129
Operating loss	(4,472)	(1,035)	(127)	(5,634)
10. Commitments and Contingent Liabilities
As of March 31, 2014, we were engaged in certain legal matters arising in the ordinary course of business and in certain other matters more fully described below. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
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
New York Litigation
On October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc., or G.L.M., against LoJack Corporation in the United States District Court for the Eastern District of New York, or the New York Court, alleging breach of contract, misrepresentation, and violation of the New York franchise law, violation of Mass. Gen. Laws c. 93A and the Robinson-Patman Act, among other claims. The plaintiff sought damages of $10,000,000, punitive damages, interest and attorney’s fees, and treble damages. The Company filed a motion to dismiss all counts. Thereafter, G.L.M. moved to amend its complaint and to add a claim for breach of fiduciary duty. The Company then filed an opposition to G.L.M.'s motion to amend and sought dismissal of all counts.
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
On November 12, 2013, the Company filed a motion seeking summary judgment on G.L.M.'s three remaining counts as well as its counterclaim against G.L.M. G.L.M. opposed the Company's request for summary judgment and also filed a cross-motion for summary judgment on a portion of its breach of contract claim. The United States District Court, Eastern District of New York heard oral argument on all of these pending motions on February 12, 2014. The Court took all matters under advisement and the parties await a decision from the Court.
We cannot predict the outcome of the case nor estimate the possible loss or range of loss, if any, we could incur if there was an unfavorable outcome with respect to this litigation. However, the Company believes that it has substantial legal and factual defenses to these three remaining claims and intends to defend its interests vigorously.
ICMS Tax Assessment
On November 11, 2011, our subsidiary, LoJack do Brasil LTDA, or LoJack do Brasil, received notification of an inspection by the tax authorities of the state of São Paulo, Brazil regarding the payment of ICMS (State Value Added Tax, or VAT) tax. The notification concerns imports which were carried out by trading companies on behalf of LoJack do Brasil and which occurred during the time period from January 1, 2007 through December 31, 2009. In May 2012, the state tax authority issued an assessment against LoJack do Brasil in the amount of BRL $17,371,487 (USD $7,676,309), including penalties and interest that are generally imposed on similar types of tax assessments in Brazil. The assessment arises from a long running dispute between the Brazilian states of Espírito Santo and São Paulo regarding to which state companies like LoJack do Brasil should pay ICMS tax on imports. LoJack do Brasil filed an administrative defense with the São Paulo state tax authority arguing, among other things, that it should not be required to pay ICMS tax to the state of São Paulo, contending that the trading companies were the effective importers of record, that the imported products were physically received in the state of Espírito Santo before they were sent to the state of São Paulo, and that all required ICMS taxes were paid to the state of Espírito Santo.
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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013.
Safe Harbor Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 and other securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our markets and customers, our expected capital expenditures, our strategic initiatives, objectives and plans for future operations and products, our ability to sell products to our Argentine and other licensees, and our expected liquidity, revenue, profit and capital expenditures and resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: (1) the continued and future acceptance of our products and services, including, but not limited to, our pre-install program and new telematics solution; (2) our ability to obtain financing from lenders; (3) the outcome of ongoing litigation involving the Company; (4) the rate of growth in the industries of our customers; (5) the presence of competitors with greater technical, marketing, and financial resources; (6) our customers’ ability to access the credit markets, including changes in interest rates; (7) our ability to promptly and effectively respond to technological change to meet evolving customer needs; (8) our ability to successfully expand our operations, including through the introduction of new products and services; (9) changes in general economic or geopolitical conditions, including the European debt crisis; (10) conditions in the automotive retail market and our relationships with dealers, licensees, partners and agents; (11) the expected timing of purchases by our customers; (12) our ability to achieve the expected benefits from our strategic alliance with TomTom; (13) financial and reputational risks related to product quality and liability issues; (14) trade tensions and governmental regulation and restrictions on imports that may affect sales to our licensees; and (15) the timing and potential impact of regulations mandating the installation of tracking devices using GPS and mobile communications technologies. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning us, reference is made to Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by Item 1A "Risk Factors" in Part II of this Quarterly Report, and in our other periodic filings with the Securities and Exchange Commission.
We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
We are a leading global provider of technology products and services for the tracking, recovery and management of valuable mobile assets and the rescue of people with cognitive conditions such as autism or Alzheimer’s who are at risk of wandering. Our proprietary technology, wireless network and unique integration with law enforcement agencies provide an effective means for the tracking and recovery of stolen vehicles, construction equipment, motorcycles, cargo and people at risk of wandering, or people at risk.
We have three separately managed and reported business segments: North America, International and All Other. Our North America segment is comprised of our domestic operation, which sells products and services that operate in 29 states and the District of Columbia in the United States, as well as our wholly owned subsidiary, LoJack Canada, a provider of stolen vehicle recovery products in Canada. Our International segment sells products, licenses or owns and operates LoJack proprietary vehicle recovery technology in approximately 30 countries and territories throughout Europe, Africa and Latin America and through our wholly owned subsidiary in Italy, LoJack Italia, SRL, or LoJack Italia. Our All Other segment includes LoJack SafetyNet and SCI, which are providers of technology for the tracking and rescue or recovery of people at risk and of valuable cargo and business information, respectively.
North America Segment
Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning, and extended warranty products to consumers. During the first quarter of 2014, approximately 85% of our sales in the United States market are made through a distribution network consisting of dealers of new and used automobiles. We believe that we have strong consumer brand awareness in the United States.
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
We record additions to deferred revenue for the monitoring service related to our LoJack Early Warning product. We typically receive full payment within 60 days of the transaction, but recognition of the deferred revenue is prorated over the estimated life of the product. For the majority of our extended warranty contracts, we recognize revenue upon delivery as we are not the primary obligor for those contracts.
A significant portion of our revenue in Canada is derived from the recognition of revenue from service contracts for Boomerang Units sold prior to the transition from Boomerang Units to LoJack Units during 2011. Customers who purchased a Boomerang Unit were required to enter into a service contract. The terms of the service contracts offered ranged from 12 to 60 months and were generally payable in full upon the activation of the related unit or renewal of a previous service contract. Customers were also offered a month-to-month option. Beginning in 2011, we introduced the LoJack technology in Canada in the province of Quebec and the business model and product offerings are now similar to those of the United States. In January of 2012, the LoJack technology was introduced in Ontario. Purchasers of LoJack Units in Canada are not required to enter into a service contract; however, the tracking and recovery of LoJack Units in Canada is still performed internally and thus we continue to recognize service revenue for a portion of each sale.
Certain insurance companies in Quebec and Ontario offer rebates to customers who install LoJack Units in their vehicles, and in some instances, insurance companies require installation of a stolen vehicle recovery product in such vehicles.
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
During 2013, global economic growth slowed to approximately 3% as a result of the economic issues in the Eurozone and a slowdown of economic activity in several key newly-developed and emerging markets. The impact on the light vehicle automotive market was varied. European Union light vehicle sales declined by approximately 2%, and our licensee market in Brazil experienced an approximate decline of 2%. Argentina, South Africa and Mexico’s light vehicle markets all realized positive growth of approximately 14%, 4% and 8%, respectively. The U.S. light vehicle automotive market posted growth of approximately 8% compared with the prior year.
During 2014, global economic growth is expected to increase slightly, to approximately 4%, led principally by continued fiscal recovery among advanced economies, namely the United States. Emerging economies are also expected to experience stronger growth in 2014, driven by fiscal stimulus and export growth into the recovering United States and European Union. The United States is expected to realize moderate growth of approximately 3%, while Euro area economies are expected to achieve a nominal increase of 1%. International automotive growth for 2014 is estimated to continue to be varied. Growth in the European Union is expected to be between 2% and 3% for the full year as large markets in Italy, France and Spain return to positive territory. Our key emerging market licensee territories of Brazil and Mexico are expected to grow between 1% and 4%, while Argentina and South African markets are forecasted to decline by 25% and 2%, respectively. U.S. retail automotive growth is expected to grow in line with the U.S. economy, with analysts estimating light vehicle sales volume growth between 3% and 4% during 2014.
North America Segment
Revenue related to our U.S. business declined slightly during the first quarter of 2014 as compared to the same period in the prior year. Our focus on the U.S. automotive business resulted in significant performance improvement during 2013, with unit sales in the dealer channel increasing 25% as compared to the prior year. Despite a comparatively slow start to the year, in the first quarter of 2014, our unit sales exceeded retail market performance by 2 percentage points, or 5% growth. This growth in unit volume during the first quarter was offset by a 4% decrease in average revenue per unit, as our domestic pre-install business, which has lower average revenue per unit, has continued to gain traction. In the first quarter of last year, pre-installed units accounted for 44% of our U.S. unit sales, while in the first quarter of 2014 that percentage was up to 52% of U.S. unit sales.
Industry experts are projecting 2014 automotive industry to grow in line with the U.S. economy, with growth in the 3% to 4% range. Although all of the 2013 growth factors are expected to remain factors into 2014, strong comparable sales volumes against 2013, and worked-off demand from the most accessible pool of buyers has weakened growth expectations as compared to 2013. Pent-up demand for light vehicles remains strong across all socio-economic segments, but the economy has not yet improved to a point where the means to buy has returned to all of those hurt by the latest recession. Buying from low income households and small businesses is expected to continue to lag behind the rest of the market, as sluggish economic growth and high unemployment leaves these potential buyers less accessible to the market.
Two key factors positively impacted demand for our product in 2013. The first factor is the strong and sustained auto demand experienced during 2013. The 2013 fiscal year was the fourth year in a row of solid U.S. automotive industry growth and 2014 is projected to remain positive. The second factor is the increasing need for profitable, value-add products within Financing and Insurance departments at automotive dealers. Decreased vehicle margins resulting from price transparency, and increased brand competition have put pressure on dealerships to increase profit contributions in other areas of the dealership. We believe that our well-known brand and long history of delivering on our consumer value proposition, coupled with a strong value proposition for the dealer, make the LoJack Stolen Vehicle Recovery system an attractive alternative to other after-market products available to the dealership. These two factors contributed to increased dealer receptivity to our pre-install programs and increased volumes within selling dealers during 2013. Sluggish U.S. employment growth, lackluster GDP growth, and European economic headwinds continue to be obstacles to sustaining this industry optimism.
Our heavy equipment, or commercial, channel experienced a slight decline in revenue of 3% during the first three months of 2014 as compared to the same period in the prior year. There has been a high level of interest, however, in our ruggedized self-powered product, which was recognized as one of Equipment Today's 2012 Contractors' Top 50 New Products. In the U.S., construction spending increased approximately 7% in 2013. Construction starts are expected to outpace economic growth in 2014 at 9%. As the rebound in the construction market continues, construction and industrial equipment rentals are forecast to grow between 6% and 9% in 2014 and accelerate thereafter, resulting in a compounded annual growth rate of almost 9% from 2013 to 2016.
International Segment
Shipments in our international business decreased slightly in the first quarter of 2014 compared to the same period last year primarily due to a decrease in shipments to our licensees in the United Kingdom and Brazil.
In the past, we have experienced quarterly fluctuations in purchases in the International segment, with sales in many of our international markets tending to be higher in the fourth quarter of the year as licensees seek to achieve lower pricing with higher annual unit purchases. We also are experiencing downward pricing pressure and reductions in unit volumes in a number of our markets due to a variety of factors that vary from country to country. Those factors include the relative maturity of the stolen vehicle recovery market in certain highly developed territories, re-use of our products in certain territories, declining theft rates in certain territories and increasing competitive pressures by both very high frequency, or VHF, and GPS based tracking systems.

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
In South Africa, our licensee has had recent success in expanding its target markets through a direct marketing campaign wherein they market and sell stolen vehicle recovery devices to consumers through call center representatives. Our South African licensee plans to continue these direct marketing efforts for the foreseeable future.
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
During 2012, our Argentine license did not receive permission to import our products following adoption of the pre-approval requirement in February 2012. As a result, from February through December 2012 we did not ship any units to Argentina. Our Argentine licensee has informed us that it and its affiliates have developed several commodity export programs with the expectation that our licensee would be permitted to import a dollar amount of goods approximately equivalent to the dollar amount of exports our licensee and its affiliates generate. Subsequently, we were able to make several shipments of product to our licensee in Argentina in the second, third and fourth quarters of 2013. However, the amount of these shipments remained less that the dollar amount that our licensee has told us it has generated to date in exports. In the first quarter of 2014, we did not ship any units to our licensee in Argentina.
Our Argentine licensee continues to indicate that there is strong market demand for our product, supported primarily by insurance company mandates requiring customers to use an SVR product. In 2014, LoJack’s ability to fulfill our licensee’s orders based on this demand will remain contingent upon the ability of our licensee to comply with Government trade policies regulating the importation of manufactured goods. If our Argentine licensee and its affiliates are unable to generate significant exports or if the government changes its trade policies, we may not be able to ship products to Argentina in volumes consistent with prior years.
In Brazil, our licensee purchased units during the first quarter of 2013. During the last nine months of 2013 and the first three months of 2014, no units were shipped to our Brazilian licensee. Our sales in 2014 to our Brazilian licensee could be impacted by the results of our legal dispute (see Part II, Item 1, "Legal Proceedings" for detail on the Brazilian licensee litigation).
Certain of our European territories are experiencing an economic downturn deepened by government wage and pension reductions, rising unemployment and tight consumer credit availability. While available economic data has indicated the start of improving economic conditions, the pace of recovery is expected to be slow. Growth in consumer spending and new vehicle sales are expected to remain muted in 2014. During the first quarter of 2014, certain European automobile industry trade associations have indicated that light vehicle sales in the European Union increased by approximately 8%. The effect of lower vehicle sales has been mitigated in part by a positive market response to our self-powered product.
Our business in Italy continued to grow in terms of subscribers during the first quarter of 2014, and our revenues grew by 34% compared to the same period in 2013 primarily due to a larger subscriber base. We entered 2014 with approximately 33,600 subscribers in Italy, and continued growing the number of subscribers, adding approximately 1,200 net new subscribers in the first quarter of 2014. As of March 31, 2014, our business in Italy had a total of approximately 34,800 subscribers. While we continue to grow our subscriber base in Italy, our overall performance is slower than planned in part due to the overall weakness in the Italian economy, tightened access to credit by both our channel partners and consumers, and weak new vehicle registrations. During the first quarter of 2014, new car registrations were reported to have grown by 6% as compared to the same period in 2013. Certain auto industry analysts are projecting light vehicle registrations in Italy to grow between 3% and 4% in 2014.

All Other Segment
During 2013 the incidents of cargo theft continued to trend upward along with commodity product line value increases and reported loss amounts. As a result of this trend, combined with the true direct and indirect replacement costs of lost shipments and increased regulatory emphasis on shipping condition integrity, brand owners and manufacturers continue to seek the type of visibility, risk reduction, prevention, control and recovery capability that SCI provides, both in the U.S. and for the international segments of its clients' supply chains.
Key Factors of our Business
We embarked upon a critical evaluation of our business during 2011 and developed a strategy designed to stabilize the business financially and to control growth. During 2012, we improved our internal processes and continued to explore opportunities to expand our core businesses in the United States and internationally. Our focus on the U.S. automotive business resulted in significant improvement in performance during 2012, with unit sales in the dealer channel increasing 11% as compared to the prior year, and unit sales in the fourth quarter exceeding retail market performance by 9.5 percentage points, or 21% growth. We continued the expansion of our U.S. business in 2013, most particularly within the expansion of our pre-install program. Our unit sales in the U.S. dealer channel grew 5% in the first quarter of 2014 as compared to 2013. Pre-installed units accounted for 52% of our units sold in the domestic dealer channel during the first quarter of 2014, compared to 44% during the first quarter of the prior year.
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
We believe that our continued focus on executing our strategic goals for 2014 will enable us to continue our growth efforts and:

•	Build on the momentum established in 2013 to restore our domestic business to profitable growth;

•	Grow our existing core licensee business while identifying new international go-to-market opportunities;

•	Expand our product and service offerings through our strategic alliances, the first of which is with TomTom related to our fleet management offerings;

•	Increase our investment in those businesses that we view as potential significant sources of future revenue and profit;

•	Streamline and simplify our business processes to improve the overall experience for our customers and continue to aggressively manage our cost structure and discretionary spending;

•	Successfully implement our Enterprise Resource Planning (ERP) System initiative; and

•
Develop and maintain highly differentiated products and services in each line of our business while broadening our knowledge of the industry, current markets and potential new markets to pursue going forward.

Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies and estimates that management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition and deferred revenue, accounts receivable and income taxes. See the section entitled “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of our critical accounting policies and estimates.

Recently Adopted Accounting Guidance and Accounting Guidance Issued But Not Yet Adopted
The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.
Results of Operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013
Revenue
Revenue for the three months ended March 31, 2014 decreased by $1,088,000 as compared to the same period in 2013. The following table presents revenue by our segments (in thousands):

	Three Months Ended March 31,		Percentage Change
	2014	2013	2014 vs. 2013
North America	$22,612	$23,553	(4)%
International	6,510	6,551	(1)%
All Other	1,010	1,116	(9)%
Total revenue	$30,132	$31,220	(3)%
Revenue related to our North America segment decreased by $941,000 for the three months ended March 31, 2014, as compared to the same period in 2013.
In the North America segment, revenue from our U.S. dealer channel decreased 1% when compared to the same period in 2013. Revenue from our U.S. commercial channel decreased 3% over the same period in 2013. Our motorcycle and direct distribution channels in the U.S. market saw revenue declines of 68% and 17%, respectively, as compared to the same period in 2013. Revenue from our Canadian business saw a decrease of 21% as compared to the same period in 2013.
The activity that resulted in a 4% decrease in our North America segment revenue for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily attributable to:

•
A decrease of $402,000, or 21%, in Canadian unit and service revenue. The decrease was primarily due to a decrease of $611,000, or 44%, in service revenue driven by a 37% decline in the average number of subscribers to 22,000. This decrease was partially offset by a $209,000, or 37%, increase in product revenue primarily due to a 29% increase in average revenue per unit;

•	A decrease of $340,000, or 17%, in revenue from our warranty products; and

•	A decrease of $130,000, or 68%, in revenue from our motorcycle product.
Revenue related to our International segment decreased $41,000 for the three months ended March 31, 2014 as compared to the same period in 2013. The decrease was primarily due to a decrease of $230,000, or 4%, in product revenue from our licensees resulting from a 4,200 decrease in the number of units sold in the three months ended March 31, 2014 compared to the same period in 2013 and a $94,000 decrease in revenue from the sale of infrastructure components, royalty, license fees, and other revenue from our licensees, partially offset by a $283,000, or 34%, increase in revenue from our Italy business.
Revenue related to our All Other segment decreased $106,000 for the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to a decrease in volume at SCI.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (in thousands):

	Three Months Ended March 31,		Percentage Change
	2014	2013	2014 vs. 2013
North America	$12,027	$11,593	4%
International	2,736	2,872	(5)%
All Other	276	283	(2)%
Total cost of goods sold	$15,039	$14,748	2%
As a percentage of total revenue, total cost of goods sold was 50% and 47% for the three months ended March 31, 2014 and 2013, respectively.

As a percentage of North America revenue, cost of goods sold relating to our North America segment was 53% and 49% for the three months ended March 31, 2014 and 2013, respectively. The increase in cost of goods sold as a percentage of revenue was primarily due to a 4% decrease in average revenue per unit.
As a percentage of International revenue, cost of goods sold relating to our International segment was 42% and 44% for the three months ended March 31, 2014 and 2013, respectively. The decrease in cost of goods sold as a percentage of revenue was primarily due to decreased product costs due to a change in product mix.
As a percentage of All Other revenue, our cost of goods sold relating to our All Other segment was 27% and 25% for the three months ended March 31, 2014 and 2013, respectively. The decrease in cost of goods sold as a percentage of revenue was primarily due to a decrease in volume at SCI, resulting in higher fixed cost of goods sold per unit.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Three Months Ended March 31,		Percentage Change
	2014	2013	2014 vs. 2013
Product development	$1,553	$1,442	8%
Sales and marketing	8,596	8,278	4%
General and administrative	9,402	11,321	(17)%
Depreciation and amortization	925	1,065	(13)%
Total operating expenses	$20,476	$22,106	(7)%
Product Development
As a percentage of total revenue, product development expenses were 5% for both the three months ended March 31, 2014 and 2013.
Product development expenses increased $111,000 for the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to increased consulting costs.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 29% and 27% for the three months ended March 31, 2014 and 2013, respectively.
The increase of $318,000 in sales and marketing expenses for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily attributable to a $322,000 increase in salaries expense.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 31% and 36% for the three months ended March 31, 2014 and 2013, respectively.
The decrease in general and administrative expenses of $1,919,000 for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily attributable to:

•
A decrease in compensation expense of $464,000, primarily due to a $358,000 decrease in salaries expense and a $399,000 decrease in bonus expense, partially offset by a $132,000 increase in stock-based compensation expense and a $220,000 increase in benefits expense; and

•	A decrease of $1,695,000 in legal expenses due to decreased outside counsel fees; partially offset by

•	An increase of $135,000 in expenses related to maintenance contracts; and

•	An increase of $155,000 primarily relating to increased general and administrative expenses at SCI.
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expenses were 3% for both the three months ended March 31, 2014 and 2013.
Depreciation and amortization expenses decreased by $140,000 for the three months ended March 31, 2014 as compared to the same period in 2013. The decrease is primarily related to certain assets becoming fully depreciated during 2013 and the three months ended March 31, 2014.

Other Income (Expense)
The following table presents our other income (expense) (in thousands):

	Three Months Ended March 31,		Percentage Change
	2014	2013	2014 vs. 2013
Interest income	$2	$21	(90)%
Interest expense	(107)	(198)	(46)%
Other, net	(14)	101	(114)%
Total other income (expense)	$(119)	$(76)	57%
Total other income (expense) changed by $43,000, from expense of $76,000 for the three months ended March 31, 2013 to expense of $119,000 for the three months ended March 31, 2014. This change is primarily attributable to a $115,000 decrease in other income, primarily due to a $29,000 decrease in gains from our marketable securities and a $67,000 decrease in gains from the sale of fixed assets. These decreases in other income were partially offset by a $91,000 decrease in interest expense.
Provision (Benefit) for Income Taxes
We recorded a worldwide provision for income taxes of $37,000 for the three months ended March 31, 2014, which is primarily related to our Irish subsidiary. The effective tax rate is significantly lower than the U.S. statutory rate as a result of recording a small taxable profit in Ireland and recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continue to maintain a full valuation allowance against the net deferred tax assets of our U.S. and non-Irish foreign subsidiaries at March 31, 2014.
We recorded a worldwide benefit for income taxes of $74,000 for the three months ended March 31, 2013, which is primarily related to the year to date loss of our Irish subsidiary. The effective tax rate was significantly lower than the U.S. statutory rate as a result of recording a small benefit on our year-to-date Irish loss and recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We maintained a full valuation allowance against the net deferred tax assets of our U.S. and non-Irish foreign subsidiaries at March 31, 2013.
Net Loss Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net loss attributable to LoJack Corporation decreased by $187,000 from a net loss of $5,675,000 for the three months ended March 31, 2013, to a net loss of $5,488,000 for the three months ended March 31, 2014. For the three months ended March 31, 2014, the net loss per share attributable to LoJack Corporation was $0.31 per diluted share as compared to a net loss of $0.32 per diluted share in the same period in 2013.
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
On August 10, 2010, SCI issued a one year, 11% interest Convertible Promissory Note totaling $400,000 to its shareholders. On October 14, 2011, a new 11% Convertible Promissory Note totaling $752,000 and maturing on October 1, 2014, was issued, replacing the outstanding principal and interest under the original note. The amount of the note due to noncontrolling holders of SCI is $274,000 and is classified as short-term debt on our consolidated balance sheet.
On December 29, 2009, we entered into the Credit Agreement with RBS Citizens, N.A., as Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multi-currency revolving credit facility in the maximum amount of $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate currencies). The maturity date for the revolving credit loan was January 10, 2014. On March 29, 2013, this Credit Agreement was amended, extending the maturity date to July 31, 2015. The amendment also applied restrictions on dividends and other distributions with respect to our stock in 2013 and amended the Stock Repurchase and Funded Debt to EBITDA ratios. Minimum consolidated EBITDA in the amounts of $3,000,000, $4,000,000 and $5,000,000 for the trailing four quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, respectively, was also required. We have the right to increase the aggregate amount available to be borrowed under the Credit Agreement to $50,000,000, subject to certain conditions, including consent of the lenders.
As of March 31, 2014, we had total outstanding borrowings of $10,000,000 under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of March 31, 2014 was 3.4%. As of March 31, 2014, we also had two outstanding irrevocable letters of credit in the aggregate amount of $698,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends under the Credit Agreement was prohibited in 2013, and currently is permitted but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the loans under the facility. At March 31, 2014, we had borrowing availability of $19,028,000, which was not limited by the results of our borrowing base calculation. At March 31, 2014, we were in compliance with all of the financial and non-financial covenants in the Credit Agreement.
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
On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock under a trading plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, or the Exchange Act, and additionally renewed the remaining management discretionary authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the Repurchase Plan. We did not repurchase any shares under the Repurchase Plan during the first quarter of 2014. Under our existing Credit Agreement, our repurchase activity is limited to $5,000,000 for the period beginning March 29, 2013 through July 31, 2015.
We expect our continuing operation and expansion of the Italian stolen vehicle recovery network and LoJack Canada’s operating cash deficit, combined with our longer term international investment requirements and domestic expansion, to be funded using existing cash, cash flows from operations and, if needed, our existing credit facility.
For the three months ended March 31, 2014, we had capital expenditures of $1,391,000. We expect our total capital expenditures for 2014 to be between $4,400,000 and $6,600,000. We have funded our 2014 expenditures to date out of our working capital, which was $34,445,000 as of March 31, 2014, and also expect to fund the remainder of these expenditures out of our existing working capital. Non-discretionary capital expenditures budgeted for 2014 include $2,000,000 to $3,400,000 for enhancement of our core tracking and recovery technology. Discretionary expenditures for 2014, which could be delayed to a future period, include $2,200,000 to $3,200,000 for our investments in our Enterprise Resource Planning system and additional hardware infrastructure. However, we currently have no plans to delay these projects or reduce these spending levels.
We earn a significant amount of our operating income outside the U.S., which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, $17,297,000 of cash and cash equivalents are held by foreign subsidiaries at March 31, 2014. Of the $17,297,000 of cash and cash equivalents held by foreign subsidiaries, $15,865,000, or 92%, is held in USD denominated accounts, with the remaining $1,432,000 held in foreign currency denominated accounts. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash, cash equivalents, short-term investments, cash flows from operations and our borrowing capacity under our Credit Agreement to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as material capital expenditures, for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for the foreseeable future.
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

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2013	2013
Cash provided by (used in):
Operating activities	$(9,422)	$(2,828)
Investing activities	(1,390)	(627)
Financing activities	4,173	760
Effect of exchange rate changes on cash	90	96
Decrease in cash and cash equivalents	$(6,549)	$(2,599)
Cash used in operating activities increased by $6,594,000 during the three months ended March 31, 2014, compared to the same period in 2013. The increase was primarily attributable to an increase in cash used by other working capital items of $6,480,000 and an increase of $114,000 in our losses excluding non-cash items.
Investing activities used $1,390,000 of cash during the three months ended March 31, 2014, as compared to $627,000 of cash used during the same period in 2013. The $763,000 increase in cash used for investing activities was primarily due to an increase of $545,000 in capital expenditures and a $107,000 decrease in restricted cash activities.
Financing activities provided $4,173,000 of cash during the three months ended March 31, 2014, as compared to providing $760,000 of cash during the same period in 2013. The $3,413,000 increase was primarily attributable to a $3,213,000 increase in proceeds, net of repayments, from our debt and short term borrowings under our existing Credit Agreement and an increase of $291,000 in cash received for the exercise of stock options.
Item 3.        Quantitative and Qualitative Disclosures about Market Risk
We have limited exposure to market risk due to the nature of the financial instruments carried on our consolidated balance sheet. Our financial instruments as of March 31, 2014 consisted of cash and cash equivalents, marketable securities, other assets, accounts receivable, accounts payable, accrued liabilities, long-term debt and credit facilities. Our financial position is subject to market risk, including, but not limited to, changes in the value of financial instruments including those resulting from changes in interest rates, foreign currency exchange rates and market valuation. As of March 31, 2014, the fair value of these financial instruments approximated their carrying values.
We are exposed to changes in interest rates primarily through amounts outstanding under our Credit Agreement. As of March 31, 2014, we analyzed the effect of interest rates on our variable-rate Credit Agreement, for which there was $10,000,000 of outstanding borrowings. Based on the outstanding borrowings under the Credit Agreement at March 31, 2014, a 1% increase in the interest rate would result in an additional $100,000 of annual interest expense.
We are subject to foreign currency risk through our international operations. As of March 31, 2014, we held cash denominated in foreign currencies, primarily in the Euro, Canadian Dollar, and Brazilian Real. These assets accounted for approximately 8% of our total cash and cash equivalents held by our foreign subsidiaries at March 31, 2014. We translate accounts for subsidiaries whose functional currency is not the U.S. Dollar using exchange rates in effect at period-end for assets and liabilities, and exchange rates averaged over the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the consolidated statement of operations. As a result, both positive and negative currency fluctuations against the U.S. Dollar may affect our results of operations and accumulated other comprehensive income. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of our International segment revenue is denominated in U.S. Dollars. This situation may change in the future if there is an increase in our revenue earned or expenses incurred denominated in foreign currencies.
We manage future foreign exchange risk exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge is cost effective. As of March 31, 2014, we had no derivative contracts outstanding. We do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off-balance sheet financing transactions. We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.
Our other assets include our investment in our French licensee, in the form of a publicly-traded common stock, accounted for as an available-for-sale security and valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. During the three months ended March 31, 2014, we recorded unrealized gains on our investment of $75,000. During the three months ended March 31, 2013, we recorded unrealized losses on our investment of $66,000. Realized gains and losses on available-for-sale securities are included in other income (expense).

As of March 31, 2014, we held $25,434,000 of cash and cash equivalents. Of this balance, $1,432,000, or 6%, is denominated in foreign currencies, including the Canadian Dollar, Euro and Brazilian Real. The remaining $24,002,000, or 94%, is denominated in U.S. Dollars. At March 31, 2014, $12,001,000, or 47%, of our total cash and cash equivalents balance was held in money market accounts, with the remaining $13,433,000 held in traditional deposit accounts.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2014, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described below.
During January of 2014, we launched the first live phase of our Enterprise Resource Planning, or ERP, System implementation at our Irish subsidiary. In subsequent periods, the remaining phases of the ERP System implementation will be launched. While the implementation automated certain manual internal controls, it did not materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
As of March 31, 2014, we were subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
New York Litigation
On October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc., or G.L.M., against LoJack Corporation in the United States District Court for the Eastern District of New York, or the New York Court, alleging breach of contract, misrepresentation, and violation of the New York franchise law, violation of Mass. Gen. Laws c. 93A and the Robinson-Patman Act, among other claims. The plaintiff sought damages of $10,000,000, punitive damages, interest and attorney’s fees, and treble damages. The Company filed a motion to dismiss all counts. Thereafter, G.L.M. moved to amend its complaint and to add a claim for breach of fiduciary duty. The Company then filed an opposition to G.L.M.'s motion to amend and sought dismissal of all counts.
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
On November 12, 2013, the Company filed a motion seeking summary judgment on G.L.M.'s three remaining counts as well as its counterclaim against G.L.M. G.L.M. opposed the Company's request for summary judgment and also filed a cross-motion for summary judgment on a portion of its breach of contract claim. The United States District Court, Eastern District of New York heard oral argument on all of these pending motions on February 12, 2014. The Court took all matters under advisement and the parties await a decision from the Court.
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
ICMS Tax Assessment
On November 11, 2011, our subsidiary, LoJack do Brasil LTDA, or LoJack do Brasil, received notification of an inspection by the tax authorities of the state of São Paulo, Brazil regarding the payment of ICMS (State Value Added Tax, or VAT) tax. The notification concerns imports which were carried out by trading companies on behalf of LoJack do Brasil and which occurred during the time period from January 1, 2007 through December 31, 2009. In May 2012, the state tax authority issued an assessment against LoJack do Brasil in the amount of BRL $17,371,487 (USD $7,676,309), including penalties and interest that are generally imposed on similar types of tax assessments in Brazil. The assessment arises from a long running dispute between the Brazilian states of Espírito Santo and São Paulo regarding to which state companies like LoJack do Brasil should pay ICMS tax on imports. LoJack do Brasil filed an administrative defense with the São Paulo state tax authority arguing, among other things, that it should not be required to pay ICMS tax to the state of São Paulo, contending that the trading companies were the effective importers of record, that the imported products were physically received in the state of Espírito Santo before they were sent to the state of São Paulo, and that all required ICMS taxes were paid to the state of Espírito Santo.
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

Item 1A.    Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition, or future results. The risks described in our Form 10-K are not the only risks that could affect our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors included in our 2013 Form 10-K.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized a stock repurchase plan with total repurchase authority of 3,000,000 shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 31, 2014	—	—	—	1,205,129
February 1 to February 28, 2014	21,678	$5.44	—	1,205,129
March 1 to March 31, 2014	—	—	—	1,205,129
Total	21,678	$5.44	—	1,205,129
_____________________

(1)
Includes 21,678 shares withheld from equity awards that vested in February 2014 to satisfy minimum tax withholding obligations that arose upon vesting, which do not impact the shares available for repurchase under the Repurchase Plan.

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
101**
The following materials from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

______________________

*	Indicates an exhibit which is filed herewith.
**	Indicates an exhibit which is furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation Registrant
Date: May 5, 2014	By:	/s/ Randy L. Ortiz
Randy L. Ortiz
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2014	By:	/s/ Donald R. Peck
Donald R. Peck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)