Form 10-Q
period 2014-06-30
LOJACK CORP
filed 2014-08-11
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 6, 2014, there were 18,739,482 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,652	$31,983
Restricted cash	—	47
Accounts receivable, net of allowances of $1,873 and $2,023, respectively	25,702	26,525
Inventories	8,518	7,226
Prepaid and other expenses	3,876	2,253
Prepaid and receivable income taxes	366	186
Deferred income taxes	186	10
Total current assets	60,300	68,230
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $51,176 and $49,235, respectively	13,924	12,600
INTANGIBLE ASSETS—NET	85	90
GOODWILL	1,245	1,245
OTHER ASSETS—NET	4,226	4,611
TOTAL ASSETS	$79,780	$86,776
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term debt	$274	$274
Accounts payable	6,785	6,875
Accrued and other liabilities	9,324	9,048
Current portion of deferred revenue	9,451	10,270
Accrued compensation	3,811	6,227
Total current liabilities	29,645	32,694
LONG TERM DEBT	10,000	6,000
DEFERRED REVENUE	10,117	10,648
DEFERRED INCOME TAXES	186	10
OTHER ACCRUED LIABILITIES	84	84
ACCRUED COMPENSATION	1,432	1,331
Total liabilities	51,464	50,767
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)	—	—
EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding 18,743,720 at June 30, 2014 and 18,741,253 at December 31, 2013	187	187
Additional paid-in capital	26,146	25,022
Accumulated other comprehensive income	7,034	6,875
Retained earnings (accumulated deficit)	(4,973)	3,904
Total LoJack Corporation equity	28,394	35,988
Noncontrolling interest in subsidiary	(78)	21
Total equity	28,316	36,009
TOTAL LIABILITIES AND EQUITY	$79,780	$86,776
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenue	$34,411	$33,680	$64,543	$64,899
Cost of goods sold	17,419	15,316	32,458	30,064
Gross profit	16,992	18,364	32,085	34,835
Costs and expenses:
Product development	1,122	1,224	2,675	2,666
Sales and marketing	8,743	8,054	17,339	16,332
General and administrative	9,007	7,844	18,408	19,163
Depreciation and amortization	994	1,028	1,919	2,094
Total	19,866	18,150	40,341	40,255
Operating (loss) income	(2,874)	214	(8,256)	(5,420)
Other income (expense):
Interest income	3	28	4	49
Interest expense	(480)	(256)	(587)	(454)
Other, net	57	378	43	479
Total	(420)	150	(540)	74
(Loss) Income before provision (benefit) for income taxes	(3,294)	364	(8,796)	(5,346)
Provision (benefit) for income taxes	141	(2,281)	178	(2,355)
Net (loss) income	(3,435)	2,645	(8,974)	(2,991)
Less: Net (loss) income attributable to the noncontrolling interest	(47)	10	(98)	49
Net (loss) income attributable to LoJack Corporation	$(3,388)	$2,635	$(8,876)	$(3,040)
Net (loss) income per share attributable to LoJack Corporation:
Basic	$(0.19)	$0.15	$(0.50)	$(0.17)
Diluted	$(0.19)	$0.15	$(0.50)	$(0.17)
Weighted average shares:
Basic	17,974,166	17,672,260	17,908,176	17,631,802
Diluted	17,974,166	17,982,688	17,908,176	17,631,802

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net (loss) income	$(3,435)	$2,645	$(8,974)	$(2,991)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(40)	530	87	890
Net unrealized gain (loss) on marketable securities	(3)	144	72	145
Total comprehensive (loss) income	(3,478)	3,319	(8,815)	(1,956)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(47)	10	(98)	49
Comprehensive (loss) income attributable to LoJack Corporation	$(3,431)	$3,309	$(8,717)	$(2,005)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2014	2013
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,974)	$(2,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	883	943
Depreciation and amortization	2,042	2,217
Non-cash revenue from warrants	(274)	(274)
Allowance for doubtful accounts	(139)	(399)
Deferred income taxes	1	(11)
Gain on disposal of property and equipment	—	(68)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	963	(983)
Inventories	(1,295)	(71)
Prepaid and other expenses	(1,627)	198
Prepaid and receivable income taxes	(180)	262
Other assets	(94)	75
Accounts payable	(89)	265
Accrued and other liabilities	(1,959)	(853)
Deferred revenue, net of deferred cost of goods sold	(612)	(1,673)
Net cash used in operating activities	(11,354)	(3,363)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(3,382)	(2,471)
Proceeds from the sale of fixed assets	1	111
Restricted cash	47	178
Net cash used in investing activities	(3,334)	(2,182)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	368	—
Proceeds from debt	4,000	1,798
Payment of tax withholding obligations related to stock compensation	(127)	(39)
Net cash provided by financing activities	4,241	1,759
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	116	78
DECREASE IN CASH AND CASH EQUIVALENTS	(10,331)	(3,708)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,983	48,592
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,652	$44,884
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by LoJack Corporation and its subsidiaries, or LoJack, we, our, or the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. The unaudited condensed consolidated financial statements include the accounts of LoJack, our wholly-owned subsidiaries, and SC-Integrity, or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly our financial position as of June 30, 2014, our results of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2013, and our cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.
These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, which includes our audited consolidated financial statements and notes thereto for the year ended December 31, 2013.
Accounting Guidance Issued But Not Yet Adopted
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and U.S. GAAP. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017 and may be applied using a full retrospective or modified retrospective approach. The Company is currently in the process of evaluating the impact that the implementation of this standard will have on our financial statements.
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
A reconciliation of weighted average shares used for the basic and diluted computations for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,
	2014	2013
Weighted average shares for basic	17,974,166	17,672,260
Dilutive effect of stock options and unvested restricted stock	—	310,428
Weighted average shares for diluted	17,974,166	17,982,688

	Six Months Ended June 30,
	2014	2013
Weighted average shares for basic	17,908,176	17,631,802
Dilutive effect of stock options and unvested restricted stock	—	—
Weighted average shares for diluted	17,908,176	17,631,802
Because of the net losses reported for the three and six months ended June 30, 2014 and the six months ended June 30, 2013, all shares of stock issuable pursuant to stock options and unvested stock have not been considered for dilution as their effect would be antidilutive. For the three and six months ended June 30, 2014, 2,347,585 stock options and 655,844 shares of restricted stock were excluded from the computation of diluted net income per share because the effect of including such shares would be antidilutive. For the three months ended June 30, 2013, 2,743,675 stock options and 112,989 shares of unvested restricted stock were excluded from the computation of diluted net loss per share. For the six months ended June 30, 2013, 2,957,563 stock options and 1,003,681 shares of unvested restricted stock were excluded from the computation of diluted net loss per share. Performance shares totaling 63,650 and 350,969 were excluded from the computation of earnings per share for the three and six months ended June 30, 2014 and 2013, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.
3. Inventories
Inventories are classified as follows (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$166	$144
Work in process	—	108
Finished goods, net	8,352	6,974
Total inventories	$8,518	$7,226
4. Stock Compensation
Stock Options
The following table presents activity of all stock options for the six months ended June 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	2,601,661	$5.61
Granted	131,718	5.65
Exercised	(87,799)	4.19
Canceled, expired or forfeited	(297,995)	10.30
Outstanding at June 30, 2014	2,347,585	5.07	3.46	$2,877
Vested at June 30, 2014 and unvested expected to vest	2,324,059	5.07	3.43	$2,859
Exercisable at June 30, 2014	1,855,111	$5.36	2.93	$2,133
The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $5.43 per share as of June 30, 2014.
The total intrinsic values of options exercised for the six months ended June 30, 2014 and 2013 were $144,000 and $0, respectively. Proceeds from the exercise of stock options were $368,000 and $0 for the six months ended June 30, 2014 and 2013, respectively. Income tax deficiencies realized from the exercise of stock options and the vesting of restricted stock for the six months ended June 30, 2014 and 2013 were $0 and $0, respectively. The income tax benefit in excess of, or less than, previously recognized stock compensation expense is recognized in additional paid-in-capital to the extent of previously recognized excess tax benefits as calculated.
As of June 30, 2014, there was $953,000 of unrecognized compensation cost related to our stock option plans. The cost is expected to be recognized over a weighted average period of 1.6 years.
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

The weighted-average assumptions used in the Black-Scholes option pricing model for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014	2013
Range of risk-free interest rates	2.13%-2.27%	1.30%-1.35%
Expected life (in years)	6.74	7
Expected volatility	58.68%	55.10%
Dividend yield	—%	—%
Weighted average grant date fair value	$3.31	$3.40
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
The following table presents activity of all unvested restricted stock for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2014	949,043	$3.38
Granted	303,073	5.57
Vested	(259,250)	3.48
Forfeited and cancelled	(337,022)	3.37
Unvested at June 30, 2014	655,844	$4.36
As of June 30, 2014, there was $1,775,000 of unrecognized compensation cost related to our unvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 2.1 years.
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

The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a recurring basis at June 30, 2014 and December 31, 2013, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$640	$640	$—	$—
Nonqualified deferred compensation plan obligation	(640)	(640)	—	—
Equity investment in French licensee	348	348	—	—
Total	$348	$348	$—	$—

		Fair Value Measurements at Reporting Date Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$750	$750	$—	$—
Nonqualified deferred compensation plan obligation	(750)	(750)	—	—
Equity investment in French licensee	276	276	—	—
Total	$276	$276	$—	$—
Our Nonqualified Deferred Compensation Plan investments consist of mutual fund shares that are publicly traded and for which market prices are readily available. Gains and losses related to such investments are recorded in other income (expense) in the consolidated statement of operations. For the three months ended June 30, 2014 and 2013, we recorded gains of $10,000 and $7,000, respectively. For the six months ended June 30, 2014 and 2013, we recorded gains of $21,000 and $47,000, respectively.
Our investment in the common stock of our French licensee is included in other assets on our consolidated balance sheet and consists of publicly traded shares with a market price that is readily available. The gains and losses on our investment are recorded, net of tax, through accumulated other comprehensive income on the consolidated balance sheet. During the three months ended June 30, 2014 and 2013, we recorded unrealized losses on our investment of $3,000 and gains on our investment of $9,000, respectively. During the six months ended June 30, 2014 and 2013, we recorded unrealized gains on our investment of $72,000 and losses on our investment of $58,000, respectively.
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

The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	500	—	—	500
Total	$2,041	$—	$—	$2,041

		Fair Value Measurements at Reporting Date Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	496	—	—	496
Total	$2,037	$—	$—	$2,037
As of June 30, 2014, our investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, and a 17.5% equity interest in our Benelux licensee, totaling $500,000. Our investments in the aforementioned licensees are included in other assets on our consolidated balance sheet and are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. Management periodically reviews the carrying value of these investments using Level 3 inputs, which include cash flow projections, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no indicators of impairment to the fair value of these investments for all periods presented.
Financial Instruments not Measured at Fair Value
Some of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, short-term debt and accounts payable are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.
At June 30, 2014, the carrying value of $10,000,000 of our long-term debt approximated the fair value because our multicurrency revolving credit agreement, or the Credit Agreement, which was established on December 29, 2009 and amended on September 30, 2010, December 29, 2010 and March 29, 2013, carries a variable rate of interest which is adjusted periodically and reflects current market conditions. Also see Note 6 below.
6. Debt
As of June 30, 2014 and December 31, 2013, our debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Short-term debt:
SCI convertible promissory note	$274	$274
Long-term debt:
Term loan	10,000	6,000
Total Debt	$10,274	$6,274
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
As of June 30, 2014, we had total outstanding borrowings of $10,000,000 under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of June 30, 2014 was 2.9%. As of June 30, 2014, we also had two outstanding irrevocable letters of credit in the aggregate amount of $715,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers, and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends under the Credit Agreement was prohibited in 2013, and currently is permitted but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with certain covenants could impair the availability of the loans under the facility. At June 30, 2014, we had borrowing availability of $10,844,000, which was not limited by the results of our borrowing base calculation. At June 30, 2014, we were in compliance with all of the financial and non-financial covenants in the Credit Agreement.
The Credit Agreement terminates on July 31, 2015, at which point all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our U.S. domestic subsidiaries and is secured by all domestic assets, including our intellectual property, and a pledge of 65% of the capital stock of LoJack Equipment Ireland Limited, or LoJack Ireland.
7. Accumulated Other Comprehensive Income
Total accumulated other comprehensive income and its components were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Marketable Securities	Total Accumulated Other Comprehensive Income
Balance at December 31, 2013	$6,784	$91	$6,875
Foreign currency translation adjustments	87		87
Unrealized gain on marketable securities		72	72
Balance at June 30, 2014	$6,871	$163	$7,034
8. Income Taxes
We recorded a worldwide provision for income taxes of $141,000 and $178,000 for the three and six months ended June 30, 2014, respectively. This amount was primarily comprised of the provision for income taxes for our Irish subsidiary.
The effective tax rate is significantly lower than the U.S. statutory rate as a result of recording a small taxable profit in Ireland and recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continued to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at June 30, 2014.
We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue, stock compensation and net operating loss carryforwards. The FASB authoritative guidance on accounting for income taxes requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We maintained a full valuation allowance against our net U.S. deferred tax assets, which was recorded during the second quarter of 2010, and did not recognize any deferred tax benefits related to U.S. net losses incurred during the six months ended June 30, 2014. We will maintain a full valuation allowance on our net U.S. and non-Irish foreign subsidiaries' deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
As of June 30, 2014 and December 31, 2013, we had no material uncertain tax positions.  However, if an uncertain tax position does arise, the Company will recognize interest and penalties related to income tax matters within income tax expense.  At June 30, 2014 and December 31, 2013, we had no accrued interest and penalties.
We are subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal tax matters through 2009 and state income tax matters for years through 2006. Additionally, in August 2013 the Internal Revenue Service opened an audit of the Company's 2010 U.S. federal income tax return, which is open and ongoing as of June 30, 2014. All material foreign income tax matters through 2008 have been substantially concluded.
9. Segment Reporting
We have three separately managed and reported business segments: North America, International and All Other.
Our North America segment includes our domestic operations, which sells products that operate in all or a portion of 29 states and the District of Columbia in the U.S., and LoJack Canada, a provider of stolen vehicle recovery products and services in Canada.
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
The following table presents information about our operating segments for the three and six months ended June 30, 2014 and 2013 (in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods considered to be reasonable by our management.

Consolidated Statements of Operations Data	North America Segment	International Segment	All Other	Consolidated
Three Months Ended June 30, 2014
Revenue	$24,590	$8,804	$1,017	$34,411
Depreciation and amortization	961	71	22	1,054
Operating (loss) income	(4,350)	1,645	(169)	(2,874)
Three Months Ended June 30, 2013
Revenue	$25,652	$6,985	$1,043	$33,680
Depreciation and amortization	988	76	24	1,088
Operating (loss) income	(923)	1,124	13	214
Six Months Ended June 30, 2014
Revenue	$47,202	$15,314	$2,027	$64,543
Depreciation and amortization	1,856	143	43	2,042
Operating (loss) income	(10,162)	2,265	(359)	(8,256)
Six Months Ended June 30, 2013
Revenue	$49,204	$13,536	$2,159	$64,899
Depreciation and amortization	2,006	166	45	2,217
Operating (loss) income	(5,396)	89	(113)	(5,420)

10. Commitments and Contingent Liabilities
As of June 30, 2014, we were engaged in certain legal matters arising in the ordinary course of business and in certain other matters more fully described below. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
Brazilian Licensee Litigation
As previously reported, on September 27, 2011, LoJack Equipment Ireland, Ltd. (“LoJack Ireland”), a subsidiary of LoJack Corporation, received a demand for arbitration with the International Centre for Dispute Resolution of the American Arbitration Association (“ICDR”) filed by Tracker do Brasil LTDA (“Tracker”), which licenses the LoJack technology in Brazil. The demand for arbitration was made by Tracker following the stipulation by the parties to the entry of an order in Norfolk Superior Court in Massachusetts that Tracker’s dispute be re-filed for arbitration with the ICDR. The filing alleged interference with contractual relations, fraud/intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimant sought, among other things, $55,000,000 in actual damages, treble damages, and attorneys' fees, and also declaratory and injunctive relief.
On November 22, 2011, LoJack Ireland brought a counterclaim against Tracker in the ICDR. The counterclaim asserted Tracker’s breach of contract, breach of the implied covenant of good faith and fair dealing, business defamation, negligent misrepresentation, and violation of Mass. Gen. Laws c. 93A, and sought recovery of monetary damages from past and continuing economic injury as well as damages and reasonable attorneys' fees and costs under Mass. Gen. Laws c. 93A.
On June 28, 2012, the arbitration proceedings were bifurcated into a liability and a damages phase.
On August 7, 2012, Tracker agreed to arbitrate LoJack Ireland’s counterclaims.
On April 19, 2013, LoJack Ireland submitted an amended counterclaim pursuant to a ruling by the arbitration panel, which permitted LoJack Ireland to amend its counterclaims, asserting that Tracker is selling or leasing competitive non-LoJack products. The Amended Counterclaim reasserted LoJack Ireland's prior counterclaims and alleges Tracker’s additional violations of the Lanham Act, Mass. Gen. Laws ch. 266, § 91, and the Massachusetts common law, as well as additional grounds for Tracker’s breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A. In addition to monetary damages from past and continuing economic injury and reasonable attorneys' fees and costs, LoJack Ireland sought injunctive relief, disgorgement of all profits and/or pecuniary gain derived directly or indirectly from Tracker’s trademark infringement, unfair competition, and trademark dilution, and a declaratory judgment that the License Agreement with Tracker is terminated as a result of Tracker do Brasil LTDA's material breaches thereof.
On December 24, 2013, the arbitration panel issued a preliminary injunction against Tracker, enjoining Tracker and its officers, employees and agents from using, publishing, disseminating or circulating LoJack trademarks, trade names, copyrights or other intellectual property or confidential information to advertise, market, sell or lease non-LoJack products, or in any other way representing that a non-LoJack product is a LoJack product. In addition, to the extent Tracker uses the “LoJack” name or intellectual property in any advertising or marketing communications for stolen vehicle recovery products, such name or intellectual property may only be associated with, and related to, those products that are manufactured or licensed by LoJack. Further, to the extent Tracker advertises, markets or offers to sell, lease or otherwise disseminate other stolen vehicle recovery products, Tracker must clearly state and identify the manufacturer, licensor, or distributor of such non-LoJack products with at least the same prominence that is used to name and identify LoJack products and in such a manner that the non-LoJack products cannot be confused as being LoJack products.
The hearings on the liability phase and the Amended Counterclaim of the arbitration were completed in March 2013 and in November 2013, respectively.
On May 9, 2014, the arbitration panel issued a partial final award on the liability phase of the arbitration, dismissing all of Tracker’s claims against LoJack Ireland. LoJack Ireland’s counterclaims against Tracker for breach of contract and breach of the implied covenant of good faith and fair dealing were upheld in material part, as noted further below. LoJack Ireland’s counterclaim that Tracker engaged in unfair competition was also upheld.
The arbitration panel ruled that Tracker made unauthorized use of LoJack’s trademarks, copyrights, technology and other confidential information to advertise, lease, sell or market non-LoJack products, representing them to the public as LoJack products. The arbitration panel also ruled that Tracker’s conduct violated Massachusetts common law of unfair competition. In addition to Tracker’s use of LoJack’s trademarks/trade names and copyrights to sell non-LoJack products, the panel found that Tracker “passed off” non-LoJack products as LoJack products and that this conduct did deceive or likely could deceive customers into believing that they were buying a LoJack product when they were not. The arbitration panel found that such conduct constitutes unfair competition under Massachusetts common law. LoJack Ireland’s Lanham Act, Mass. Gen. Laws ch. 266, § 91, Mass. Gen. Laws c. 93A, and defamation claims against Tracker were dismissed.

Also, because Tracker failed to meet its minimum unit purchase requirements under the parties’ License Agreement, the panel further concluded that LoJack Ireland has the right to terminate such License Agreement upon the giving of 60 days written notice to Tracker.
The arbitration panel reserved jurisdiction for the purpose of determining damages and costs in favor of LoJack Ireland at a future damages phase of the arbitration. Except for these issues, the partial final award is in full and final settlement of all claims and counterclaims submitted to the arbitration panel with respect to liability.
A hearing on the damages phase of the arbitration is currently scheduled for February, 2015 in Boston, Massachusetts.
On July 12, 2014, the arbitration panel issued a further ruling, holding that Tracker has not adequately informed its customers that some of the stolen vehicle recovery units that Tracker is providing to them were made by a Chinese manufacturer. Tracker was ordered to send letters to both its insurance company customers and to its individual customers, informing them that Tracker has been marketing and leasing stolen vehicle recovery tracking devices that customers may have thought were LoJack products, but that some of these tracking devices actually are manufactured by another company.
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
ICMS Tax Assessment
On November 11, 2011, our subsidiary, LoJack do Brasil LTDA, or LoJack do Brasil, received notification of an inspection by the tax authorities of the state of São Paulo, Brazil regarding the payment of ICMS (State Value Added Tax, or VAT) tax. The notification concerns imports which were carried out by trading companies on behalf of LoJack do Brasil and which occurred during the time period from January 1, 2007 through December 31, 2009. In May 2012, the state tax authority issued an assessment against LoJack do Brasil in the amount of BRL $17,371,487 (USD $7,887,168), including penalties and interest that are generally imposed on similar types of tax assessments in Brazil. The assessment arises from a long running dispute between the Brazilian states of Espírito Santo and São Paulo regarding to which state companies like LoJack do Brasil should pay ICMS tax on imports. LoJack do Brasil filed an administrative defense with the São Paulo state tax authority arguing, among other things, that it should not be required to pay ICMS tax to the state of São Paulo, contending that the trading companies were the effective importers of record, that the imported products were physically received in the state of Espírito Santo before they were sent to the state of São Paulo, and that all required ICMS taxes were paid to the state of Espírito Santo.
On March 28, 2013, the São Paulo tax authority rendered its decision in relation to the assessment, finding in favor of the state of São Paulo and confirming that the ICMS tax was owed to the state of São Paulo. On April 23, 2013, LoJack do Brasil filed an administrative appeal of that decision. On June 4, 2013, LoJack do Brasil also filed a petition with the Executive Board of São Paulo's Tax Administration (DEAT) requesting the recognition of ICMS payments that were made to the state of Espírito Santo and, consequently, the cancellation of the tax liability with the state of São Paulo.
In April 2014, LoJack do Brasil learned that the Tax Inspector of the state of São Paulo ultimately found that the ICMS tax was not timely paid to the State of Espírito Santo in relation to 4 of 11 importations of product. On June 25, 2014, LoJack do Brasil requested a breakdown of the amounts effectively due in order to take advantage of a tax amnesty program, allowing taxpayers to pay reduced interest and penalty on taxes owed. As a result of the foregoing, the Company settled the payment of the tax by paying BRL $2,407,264 (USD $1,098,776) on July 3, 2014. We are currently awaiting the decision from the Tax Authority ratifying the payment made by the Company, which will then definitively close the administrative proceeding.
Battery Evaluation
We were notified in 2013 by some of our international licensees that some of the batteries manufactured by our former battery manufacturer, EVE Energy Co., Ltd., or EVE, and included in self-powered LoJack Units these licensees had purchased from us exhibited degraded performance below LoJack’s quality standards. These notifications led us to perform our own investigation, as to which we have made further progress as of the date of this report. While our investigation is still underway, we have confirmed that certain batteries manufactured by EVE that were included in certain self-powered LoJack Units sold in the United States and to our international licensees are exhibiting variability in performance that could impact the ability of the LoJack Unit to transmit a signal when called upon for stolen vehicle recovery. This degraded performance only potentially affects the transmit battery pack in our self-powered units, and as of the date of this report, the majority of LoJack Units in circulation are vehicle powered.
The Company and its subsidiaries have incurred, and expect to continue to incur, significant costs and expenses related to the on-going investigation of the reported battery performance issue and the actions that we have decided to take to address this matter. These costs and expenses may include, among others, those related to quality assurance programs, product or battery replacements, warranty claims, extension of product warranties, legal and other professional fees, and payments or other business concessions to our B2B customers. We have notified EVE and our insurance carrier regarding this matter, and we have been engaged in on-going dialogue with EVE with respect to our investigation. While we have not made any formal claims under our contract with EVE as of the date of this report, we may pursue appropriate legal remedies against this party. To date, we also have not filed any formal claims under our relevant insurance policy, nor have we received confirmation from our insurance carrier that this matter will be covered by insurance. Our relevant insurance policy provides up to $5,000,000 of coverage and includes a deductible of $100,000. While we believe that this insurance policy and claims under our contract with our former battery manufacturer may help to reduce our financial exposure, no assurances can be made that we will be able to recover any amounts from these parties.
In our effort to maintain a high recovery rate of stolen vehicles with LoJack Units, we intend to commence a quality assurance notification program in the U. S. related to the battery evaluation for vehicle product customers with EVE batteries in self-powered LoJack Units currently under base or extended warranty. As of the date of this report, we have recorded an accrual in the amount of $1,700,000 with respect to certain costs associated with this program and other business concessions related to the EVE battery performance matter, based on our best estimates where a potential loss is considered probable. Because of the on-going nature of this matter, we cannot predict what other actions will be required or otherwise taken by LoJack, nor can we predict the outcome nor estimate the possible loss or range of loss with respect to any such actions.
11. Subsequent Events
On July 15, 2014, we implemented a program to operate more efficiently and better align our cost structure with plans for future growth. This program included the elimination or realignment of approximately 18 positions within the Company. As a result of this program, we expect to incur a pre-tax charge of approximately $840,000 in the third quarter of 2014, comprised of severance and other employee-related costs. Substantially all of these charges will result in cash expenditures over the next four fiscal quarters.

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
We have three separately managed and reported business segments: North America, International and All Other. Our North America segment is comprised of our domestic operations, which sells products and services that operate in 29 states and the District of Columbia in the U.S., as well as our wholly owned subsidiary, LoJack Canada, a provider of stolen vehicle recovery products in Canada. Our International segment sells products, licenses or owns and operates LoJack proprietary vehicle recovery technology in approximately 30 countries and territories throughout Europe, Africa and Latin America and through our wholly owned subsidiary in Italy, LoJack Italia, SRL, or LoJack Italia. Our All Other segment includes LoJack SafetyNet and SCI, which are providers of technology for the tracking and rescue or recovery of people at risk and of valuable cargo and business information, respectively.
North America Segment
Our revenue in the U.S. is derived primarily from the sale of LoJack Units, LoJack Early Warning, and extended warranty products to consumers. During the first six months of 2014, approximately 85% of our sales in the U.S. market were made through a distribution network consisting of dealers of new and used automobiles. We believe that we have strong consumer brand awareness in the U.S.

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
A significant portion of our revenue in Canada is derived from the recognition of revenue from service contracts for Boomerang Units sold prior to the transition from Boomerang Units to LoJack Units during 2011. Customers who purchased a Boomerang Unit were required to enter into a service contract. The terms of the service contracts offered ranged from 12 to 60 months and were generally payable in full upon the activation of the related unit or renewal of a previous service contract. Customers were also offered a month-to-month option. Beginning in 2011, we introduced the LoJack technology in Canada in the province of Quebec and the business model and product offerings are now similar to those of the U.S. In January of 2012, the LoJack technology was introduced in Ontario. Purchasers of LoJack Units in Canada are not required to enter into a service contract; however, the tracking and recovery of LoJack Units in Canada is still performed internally and thus we continue to recognize service revenue for a portion of each sale.
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
During 2013, global economic growth slowed to approximately 3% as a result of the economic issues in the Eurozone and a slowdown of economic activity in several key newly-developed and emerging markets. The impact on the light vehicle automotive market was varied. In 2013, European Union light vehicle sales declined by approximately 2%, and our licensee market in Brazil experienced an approximate decline of 2%. Argentina, South Africa and Mexico’s light vehicle markets all realized positive growth of approximately 14%, 4% and 8%, respectively. The U.S. light vehicle automotive market posted growth of approximately 8% compared with the prior year.
During 2014, global economic growth is expected to increase slightly, to approximately 4%, led principally by continued fiscal recovery among advanced economies, namely the U.S. Emerging economies are also expected to experience stronger growth in 2014, driven by fiscal stimulus and export growth into the recovering U.S. and European Union. The U.S. is expected to realize moderate growth of approximately 3%, while Euro area economies are expected to achieve a nominal increase of 1%.
International automotive growth for 2014 is estimated to continue to be varied. Growth in the European Union is expected to be between 2% and 3% for the full year as large markets in Italy, France and Spain return to positive growth rates. Our key emerging market licensee territory of Mexico is expected to grow by approximately 3%, while Brazil, Argentina and South African markets are forecasted to decline by 4%, 31% and 5%, respectively. U.S. retail automotive growth is expected to grow in line with the U.S. economy, with analysts estimating light vehicle sales volume growth between 3% and 4% during 2014.
North America Segment
Revenue related to our U.S. business declined slightly during the second quarter of 2014 as compared to the same period in the prior year. Our focus on the U.S. automotive business resulted in significant performance improvement during 2014, with unit sales in the dealer channel increasing 10% as compared to second quarter of 2013. Our unit sales in the second quarter continued to exceed retail market performance by 3.5 percentage points, or 10% growth. This growth in unit volume during the second quarter was offset by a 6% decrease in average revenue per unit, as our domestic pre-install business, which has lower average revenue per unit, has continued to gain traction with stronger than expected acquisition rates. In the second quarter of last year, pre-installed units accounted for 45% of our U.S. unit sales, while in the second quarter of 2014 that percentage was up to 55% of U.S. unit sales.
Industry experts are projecting that during 2014, the automotive industry will grow in line with the U.S. economy, with growth in the 3% to 4% range. Although all of the 2013 growth factors are expected to remain factors into 2014, strong comparable sales volumes against 2013, and worked-off demand from the most accessible pool of buyers has weakened growth expectations as compared to 2013. Pent-up demand for light vehicles remains strong across all socio-economic segments, but the economy has not yet improved to a point where the means to buy has returned to all of those hurt by the latest recession. Buying from low income households and small businesses is expected to continue to lag behind the rest of the market, as sluggish economic growth and high unemployment leaves these potential buyers less accessible to the market.
Two key factors positively impacted demand for our product in 2013. The first factor was the strong and sustained auto demand experienced during 2013. The 2013 fiscal year was the fourth year in a row of solid U.S. automotive industry growth and 2014 is projected to remain positive. The second factor was the increasing need for profitable, value-add products within Financing and Insurance departments at automotive dealers. Decreased vehicle margins resulting from price transparency, and increased brand competition have put pressure on dealerships to increase profit contributions in other areas of the dealership. We believe that our well-known brand and long history of delivering on our consumer value proposition, coupled with a strong value proposition for the dealer, make the LoJack Stolen Vehicle Recovery system an attractive alternative to other after-market products available to the dealership. These two factors contributed to increased dealer receptivity to our pre-install programs and increased volumes within selling dealers during 2013. Slow U.S. employment and GDP growth and European economic headwinds continue to be obstacles to sustaining this industry optimism for the coming years. Experts have moderated their expectations, but continue to project growth in the auto industry worldwide.
Our heavy equipment, or commercial, channel experienced a decline in revenue of 26% during the second quarter of 2014 as compared to the same period in the prior year, on a 25% unit sales decline. This is largely the result of a shift in demand to the first quarter of this year in the OEM market. In 2013, demand shifted to the second quarter of the year, making the base period of 2013 a disproportionately high volume quarter. We continue to expect that this business will track with the steady recovery in the U.S. construction market.

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
International Segment
Shipments in our international licensee business increased 25% in the second quarter of 2014 compared to the same period last year primarily due to an increase in shipments to our licensees in Colombia and Central America. This gain was partially offset by the absence of shipments to Argentina due to government controls that are restricting imports. Revenue from our international segment increased 23% in the second quarter of 2014, compared to the same period last year.
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
In South Africa, our licensee has continued to purchase in line with our expectations despite some developing headwinds in their market. Light vehicle sales have declined in the second quarter of 2014 as compared to the prior year, with industry experts predicting a 5% decline in 2014 as compared to 2013. Additional economic pressures include a softening $ZAR and an increase in inflation past the central bank’s limit of 6%, driven by increases in fuel and transport prices.
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
During 2012, our Argentine license did not receive permission to import our products following adoption of the pre-approval requirement in February 2012. As a result, from February through December 2012, we did not ship any units to Argentina. Our Argentine licensee has informed us that it and its affiliates have developed several commodity export programs with the expectation that our licensee would be permitted to import a dollar amount of goods approximately equivalent to the dollar amount of exports our licensee and its affiliates generate. Subsequently, we were able to make several shipments of product to our licensee in Argentina in the second, third and fourth quarters of 2013. However, the amount of these shipments remained less than the dollar amount that our licensee has told us it has generated to date in exports. In the first half of 2014, we did not ship any units to our licensee in Argentina.
Our Argentine licensee continues to indicate that there is strong market demand for our product, supported primarily by insurance company mandates requiring customers to use an SVR product. In 2014, our ability to fulfill our licensee’s orders based on this demand will remain contingent upon the ability of our licensee to comply with Government trade policies regulating the importation of manufactured goods. Our licensee believes that they have complied with Government policies regulating importation of goods, and they continue to work to obtain permission to import LoJack products. If our Argentine licensee and its affiliates are unable to generate significant exports or if the government changes its trade policies, we may not be able to ship products to Argentina in volumes consistent with prior years.
In Brazil, our licensee purchased units during the first three months of 2013. During the last nine months of 2013 and the first half of 2014, no units were shipped to our Brazilian licensee. Our sales in 2014 to our Brazilian licensee could be impacted by the results of our legal dispute (see Part II, Item 1, "Legal Proceedings" for detail on the Brazilian licensee litigation).

Certain of our European territories are experiencing an economic downturn deepened by government wage and pension reductions, rising unemployment and tight consumer credit availability. While available economic data has indicated the start of improving economic conditions, the pace of recovery is expected to be slow. Growth in consumer spending and new vehicle sales are expected to remain muted in 2014. During the first half of 2014, certain European automobile industry trade associations have indicated that demand for new cars was almost 7% higher in the EU than in the first six months of 2013. From January to June 2014, growth (compared to the first six months of 2013) prevailed across major EU markets, reaching 2% in Germany, 3% in France, 3% in Italy, 11% in the UK and 18% in Spain.
Our business in Italy continued to grow in terms of subscribers during the second quarter of 2014, and our revenues grew by 65% compared to the same period in 2013 primarily due to a larger subscriber base. We entered 2014 with approximately 33,600 subscribers in Italy, and continued growing the number of subscribers, adding approximately 6,900 net new subscribers in the first half of 2014. As of June 30, 2014, our business in Italy had a total of approximately 40,500 subscribers. While we continue to grow our subscriber base in Italy, our overall performance is slower than planned in part due to the overall weakness in the Italian economy, tightened access to credit by both our channel partners and consumers, and weak new vehicle registrations. During the first quarter of 2014, new car registrations were reported to have grown by 3% as compared to the same period in 2013. Certain auto industry analysts are projecting light vehicle registrations in Italy to grow between 3% and 4% in 2014.
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
Key Factors of our Business
We embarked upon a critical evaluation of our business during 2011 and developed a strategy designed to stabilize the business financially and to control growth. During 2012, we improved our internal processes and continued to explore opportunities to expand our core businesses in the U.S. and internationally. Our focus on the U.S. automotive business resulted in strong unit growth during 2012, with unit sales in the dealer channel increasing 11% as compared to the prior year, and unit sales in the fourth quarter exceeding retail market performance by 9.5 percentage points, or 21% growth. We continued the expansion of our U.S. business in 2013, most particularly within the expansion of our pre-install program. Our unit sales in the U.S. dealer channel grew 10% in the second quarter of 2014 as compared to 2013. Pre-installed units accounted for 55% of our units sold in the domestic dealer channel during the second quarter of 2014, compared to 45% during the second quarter of the prior year.
During the third quarter of 2014, we implemented a program to optimize our operating model to reduce our operating expenditures and improve our profitability.  The program includes reducing headcount in areas where there is redundancy or where we can gain efficiencies (shifting headcount to the areas of the organization that will better align to our business needs and the go-forward plan).  On July 15, 2014, we eliminated or realigned approximately 18 positions within the Company. As a result of this program, we expect to incur a pre-tax charge of approximately $840,000 in the third quarter of 2014, comprised of severance and other employee-related costs. Substantially all of these charges will result in cash expenditures over the next four fiscal quarters. We expect to complete the program during the third quarter of 2014. The reduction plan, combined with previous cost management actions, will enable the Company to manage through this transitional time, while enabling us to pursue our strategic direction, serve our customers and provide a stronger organization for our employees today and in the future.
We were notified in 2013 by some of our international licensees that some of the batteries manufactured by our former battery manufacturer, EVE Energy Co., Ltd., or EVE, and included in self-powered LoJack Units these licensees had purchased from us exhibited degraded performance below LoJack’s quality standards. These notifications led us to perform our own investigation, as to which we have made further progress as of the date of this report. While our investigation is still underway, we have confirmed that certain batteries manufactured by EVE that were included in certain self-powered LoJack Units sold in the United States and to our international licensees are exhibiting variability in performance that could impact the ability of the LoJack Unit to transmit a signal when called upon for stolen vehicle recovery. This degraded performance only potentially affects the transmit battery pack in our self-powered units, and as of the date of this report, the majority of LoJack Units in circulation are vehicle powered. We have incurred, and expect to continue to incur, significant costs and expenses related to the on-going investigation of the reported battery performance issue and the actions that we have decided to take to address this matter.
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
We believe that our continued focus on executing our strategic goals for 2014 will enable us to continue our growth efforts and:

•	Build on the momentum established in 2013 to restore our domestic business to profitable growth;

•	Grow our existing core licensee business while identifying new international go-to-market opportunities;

•	Continue to expand our product and service offerings through our strategic alliances, the first of which is with TomTom related to our fleet management offerings;

•	Increase our investment in those businesses that we view as potential significant sources of future revenue and profit;

•	Streamline and simplify our business processes to improve the overall experience for our customers and continue to aggressively manage our cost structure and discretionary spending;

•	Successfully implement our Enterprise Resource Planning (ERP) System initiative; and

•
Develop and maintain highly differentiated products and services in each line of our business while broadening our knowledge of the industry, current markets and potential new markets to pursue going forward.

Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies and estimates that management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition and deferred revenue, accounts receivable and income taxes. See the section entitled “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of our critical accounting policies and estimates.
Accounting Guidance Issued But Not Yet Adopted
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and U.S. GAAP. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017 and may be applied using a full retrospective or modified retrospective approach. The Company is currently in the process of evaluating the impact that the implementation of this standard will have on our financial statements.
Results of Operations for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013
Revenue
Revenue for the three months ended June 30, 2014 decreased by $731,000 as compared to the same period in 2013. The following table presents revenue by our segments (in thousands):

	Three Months Ended June 30,		Percentage Change
	2014	2013	2014 vs. 2013
North America	$24,590	$25,652	(4)%
International	8,804	6,985	26%
All Other	1,017	1,043	(2)%
Total revenue	$34,411	$33,680	2%
Revenue related to our North America segment decreased by $1,062,000 for the three months ended June 30, 2014, as compared to the same period in 2013.
In the North America segment, revenue from our U.S. dealer channel increased 1% when compared to the same period in 2013. Revenue from our U.S. commercial channel decreased 26% over the same period in 2013. Our motorcycle and direct distribution channels in the U.S. market saw revenue declines of 81% and 2%, respectively, as compared to the same period in 2013. Revenue from our Canadian business saw a decrease of 19% as compared to the same period in 2013.

The 4% decrease in our North America segment revenue for the three months ended June 30, 2014 as compared to the same period in 2013 was primarily attributable to:

•
A decrease of $379,000, or 19%, in Canadian unit and service revenue. The decrease was primarily due to a decrease of $590,000, or 47%, in service revenue driven by a 42% decline in the average number of subscribers to 18,000. This decrease was partially offset by a $210,000, or 28%, increase in product revenue primarily due to a 22% increase in the number of units sold and a 6% increase in average revenue per unit;

•	A decrease of $267,000, or 14%, in revenue from our warranty products; and

•	A decrease of $258,000, or 81%, in revenue from our motorcycle product.
Revenue related to our International segment increased $1,819,000 for the three months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily due to an increase of $1,327,000, or 24%, in product revenue from our licensees resulting from a 25% increase in the number of units sold in the three months ended June 30, 2014 compared to the same period in 2013 and a $592,000, or 65%, increase in revenue from our Italy business. These increases were partially offset by a $100,000, or 20%, decrease in revenue from the sale of infrastructure components, royalty, license fees, and other revenue from our licensees.
Revenue related to our All Other segment decreased $26,000 for the three months ended June 30, 2014 as compared to the same period in 2013.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (in thousands):

	Three Months Ended June 30,		Percentage Change
	2014	2013	2014 vs. 2013
North America	$13,477	$12,073	12%
International	3,718	3,075	21%
All Other	224	168	33%
Total cost of goods sold	$17,419	$15,316	14%
As a percentage of total revenue, total cost of goods sold was 51% and 45% for the three months ended June 30, 2014 and 2013, respectively.
As a percentage of North America revenue, cost of goods sold relating to our North America segment was 55% and 47% for the three months ended June 30, 2014 and 2013, respectively. The increase in cost of goods sold as a percentage of revenue was primarily due to an accrual recorded during the second quarter of 2014 for the estimated costs and expenses associated with our intended quality assurance notification program in the U.S. related to the evaluation of certain batteries which have exhibited degraded performance below our quality standards as discussed in Note 10 to the unaudited condensed consolidated financial statements of this report, as well as a decrease in average revenue per unit.
As a percentage of International revenue, cost of goods sold relating to our International segment was 42% and 44% for the three months ended June 30, 2014 and 2013, respectively.
As a percentage of All Other revenue, our cost of goods sold relating to our All Other segment was 22% and 16% for the three months ended June 30, 2014 and 2013, respectively. The decrease in cost of goods sold as a percentage of revenue was primarily due to a decrease in volume at SCI, resulting in higher fixed cost of goods sold per unit.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Three Months Ended June 30,		Percentage Change
	2014	2013	2014 vs. 2013
Product development	$1,122	$1,224	(8)%
Sales and marketing	8,743	8,054	9%
General and administrative	9,007	7,844	15%
Depreciation and amortization	994	1,028	(3)%
Total operating expenses	$19,866	$18,150	9%

Product Development
As a percentage of total revenue, product development expenses were 3% and 4% for the three months ended June 30, 2014 and 2013, respectively.
Product development expenses decreased $102,000 for the three months ended June 30, 2014 as compared to the same period in 2013, primarily due to decreases in compensation costs, partially offset by increased research and development expenses.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 25% and 24% for the three months ended June 30, 2014 and 2013, respectively.
The increase of $689,000 in sales and marketing expenses for the three months ended June 30, 2014 as compared to the same period in 2013 was primarily attributable to:

•
A $370,000 increase in compensation expense, driven by a $792,000 increase in salaries expense, a $438,000 increase in severance expense and a $121,000 increase in benefits expense, partially offset by a $997,000 decrease in commissions and bonus expense; and

•	A $243,000 increase in advertising expenses.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 26% and 23% for the three months ended June 30, 2014 and 2013, respectively.
The increase in general and administrative expenses of $1,163,000 for the three months ended June 30, 2014 as compared to the same period in 2013 was primarily attributable to:

•	An increase in sales tax expense of $705,000, relating primarily to the settlement of taxes and penalties owed in the Brazilian ICMS Tax Assessment discussed in Part II, Item 1, “Legal Proceedings”;

•	An increase of $623,000 relating to our reduction during the second quarter of 2013 of the accrual for the settlement of certain California wage-and-hour class and collective action lawsuits;

•	An increase of $168,000 primarily related to increased general and administrative expenses at SCI;

•	An increase of $378,000 in bad debt expense;

•	An increase of $248,000 in consulting expenses; and

•	An increase of $168,000 in expenses related to maintenance contracts; partially offset by

•
A decrease in compensation expense of $621,000, primarily due to a $230,000 decrease in salaries expense, a $191,000 decrease in stock based compensation expense and a $1,209,000 decrease in bonus expense, partially offset by a $401,000 increase in severance expense and a $645,000 increase in benefits expense; and

•	A decrease of $348,000 in outside legal expenses.
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expenses were 3% for both the three months ended June 30, 2014 and 2013.
Depreciation and amortization expenses decreased by $34,000 for the three months ended June 30, 2014 as compared to the same period in 2013. The decrease is primarily related to certain assets becoming fully depreciated during 2013 and the three months ended June 30, 2014.

Other Income (Expense)
The following table presents our other income (expense) (in thousands):

	Three Months Ended June 30,		Percentage Change
	2014	2013	2014 vs. 2013
Interest income	$3	$28	(89)%
Interest expense	(480)	(256)	88%
Other, net	57	378	(85)%
Total other income (expense)	$(420)	$150	(380)%
Total other income (expense) changed by $570,000, from income of $150,000 for the three months ended June 30, 2013 to expense of $420,000 for the three months ended June 30, 2014. This change is primarily attributable to a $223,000 increase in interest expense and a $371,000 decrease in gains from our marketable securities. The increased interest expense was due to the settlement of interest owed in the Brazilian ICMS Tax Assessment discussed in Part II, Item 1, “Legal Proceedings,” and was partially offset by decreased interest expense due to a reduction in our long-term debt.
Provision (Benefit) for Income Taxes
We recorded a worldwide provision for income taxes of $141,000 for the three months ended June 30, 2014, which is primarily related to our Irish subsidiary. The effective tax rate is significantly lower than the U.S. statutory rate as a result of recording a small taxable profit in Ireland and recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continue to maintain a full valuation allowance against the net deferred tax assets of our U.S. and non-Irish foreign subsidiaries at June 30, 2014.
We recorded a worldwide benefit for income taxes of $2,281,000 for the three months ended June 30, 2013, principally related to a discrete tax benefit of $2,450,000, which was primarily related to the release of tax reserves associated with the settlement of tax examinations during the second quarter. As previously reported, in May 2011 the Internal Revenue Service opened an audit of the Company's 2009 tax return. In 2012, the IRS's audit report was furnished to the congressional Joint Committee on Taxation for their consideration. In April 2013, the Company was notified that the audit process was complete and that there would be no further changes to our 2009 tax return. The effective tax rate was higher than the U.S. statutory rate as a result of recording a significant tax benefit associated with the release of tax reserves during the second quarter. We recorded a benefit on our year-to-date Irish loss and recorded no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continued to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at June 30, 2013.
Net Income (Loss) Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net income attributable to LoJack Corporation decreased by $6,023,000 from a net income of $2,635,000 for the three months ended June 30, 2013, to a net loss of $3,388,000 for the three months ended June 30, 2014. For the three months ended June 30, 2014, the net loss per share attributable to LoJack Corporation was $0.19 per diluted share as compared to a net income of $0.15 per diluted share in the same period in 2013.
Results of Operations for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013
Revenue
Revenue for the six months ended June 30, 2014 decreased by $356,000 as compared to the same period in 2013. The following table presents revenue by our segments (in thousands):

	Six Months Ended June 30,		Percentage Change
	2014	2013	2014 vs. 2013
North America	$47,202	$49,204	(4)%
International	15,314	13,536	13%
All Other	2,027	2,159	(6)%
Total revenue	$64,543	$64,899	(1)%
Revenue related to our North America segment decreased by $2,002,000 for the six months ended June 30, 2014, as compared to the same period in 2013.

In the North America segment, revenue from our U.S. dealer channel remained unchanged compared to the same period in 2013. Revenue from our U.S. commercial channel decreased 16% from the prior period. Our motorcycle and direct distribution channels in the U.S. market saw revenue declines of 76% and 9%, respectively, as compared to the same period in 2013. Revenue from our Canadian business saw a decrease of 20% as compared to the same period in 2013.
The activity that resulted in a 4% decrease in our North America segment revenue for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily attributable to:

•
A decrease of $781,000, or 20%, in Canadian unit and service revenue, primarily due to a decrease of $1,201,000, or 46%, in service revenue driven primarily by a 39% decline in the average number of subscribers to 20,000 for the six months ended June 30, 2013, partially offset by a $419,000, or 32%, increase in product revenue as the number of base units sold during the year increased 29% and average revenue per unit increased 3%;

•	A decrease of $476,000 in revenue from the sale of warranty products;

•	A decrease of $185,000, or 1%, in U.S. unit revenue due to a 6% decrease in average revenue per unit offset by a 5% increase in unit volume; and

•	A decrease of $388,000, or 76%, in revenue from the sale of motorcycle units.
Revenue related to our International segment increased $1,778,000 for the six months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily due to an increase of $1,097,000, or 10%, in product revenue from our licensees due to a 10% increase in the number of units sold in the first six months of 2014 compared to the same period in 2013 and an increase of $875,000, or 50%, in revenue from our Italy business. These increases were partially offset by a decrease of $194,000, or 22%, in revenue from the sale of infrastructure components, royalty and license fees from our licensees for the six months ended June 30, 2014 compared to the same period in 2013.
Revenue related to our All Other segment decreased $132,000 for the six months ended June 30, 2014 as compared to the same period in 2013. The decrease was primarily the result of a decrease of $182,000, or 9%, in the revenue from SCI for the first six months of 2014 compared to the same period in 2013, partially offset by an increase of $50,000, or 35%, in revenue from our SafetyNet business.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (in thousands):

	Six Months Ended June 30,		Percentage Change
	2014	2013	2014 vs. 2013
North America	$25,503	$23,666	8%
International	6,455	5,947	9%
All Other	500	451	11%
Total cost of goods sold	$32,458	$30,064	8%
As a percentage of total revenue, total cost of goods sold was 50% and 46% for the six months ended June 30, 2014 and 2013, respectively.
As a percentage of North America revenue, cost of goods sold relating to our North America segment was 54% and 48% for the six months ended June 30, 2014 and 2013, respectively. The increase in cost of goods sold as a percentage of revenue was primarily due to an accrual recorded during the second quarter of 2014 for the estimated costs and expenses associated with our intended quality assurance notification program in the U.S. related to the evaluation of certain batteries which have exhibited degraded performance below our quality standards as discussed in Note 10 to the unaudited condensed consolidated financial statements of this report as well as a decrease in average revenue per unit.
As a percentage of International revenue, cost of goods sold relating to our International segment was 42% and 44% for the six months ended June 30, 2014 and 2013, respectively.
As a percentage of All Other revenue, our cost of goods sold associated with the All Other segment was 25% and 21% for the six months ended June 30, 2014 and 2013, respectively. The increase in cost of goods sold as a percentage of revenue was primarily due to a decrease in volume at SCI, resulting in higher fixed cost of goods sold per unit.

Operating Expenses
The following table presents our operating expenses (in thousands):

	Six Months Ended June 30,		Percentage Change
	2014	2013	2014 vs. 2013
Product development	$2,675	$2,666	—%
Sales and marketing	17,339	16,332	6%
General and administrative	18,408	19,163	(4)%
Depreciation and amortization	1,919	2,094	(8)%
Total operating expenses	$40,341	$40,255	—%
Product Development
As a percentage of total revenue, product development expenses were 4% for both the six months ended June 30, 2014 and 2013.
Product development expenses increased $9,000 for the six months ended June 30, 2014 as compared to the same period in 2013, primarily due to an increase of $130,000 in consulting expense and a $102,000 increase in research and development expenses, offset by a $252,000 decrease in compensation expenses.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 27% and 25% for the six months ended June 30, 2014 and 2013, respectively.
The increase of $1,007,000 of sales and marketing expenses for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily attributable to:

•
Increased compensation expense of $728,000, primarily resulting from a $1,114,000 increase in salaries largely due to new employees having been hired during the second half of 2013 and first half of 2014, a $429,000 increase in severance expense, and a $264,000 increase in benefits expense, partially offset by a $1,083,000 decrease in commissions and bonus expense;

•	Increased expense of $259,000 relating to lead generation services for our telematics business; and

•	Increased advertising expense of $215,000; partially offset by

•	Decreased market research expenses of $194,000.
The remaining change was due to smaller changes in various other sales and marketing accounts.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 29% and 30% for the six months ended June 30, 2014 and 2013, respectively.
The decrease in general and administrative expenses of $755,000 for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily attributable to:

•	A decrease of $2,042,000 in outside legal expenses due to decreased litigation;

•
A decrease in compensation expenses of $1,086,000, primarily related to a $1,608,000 decrease in bonus expense and a $589,000 decrease in salaries expense, partially offset by a $362,000 increase in severance expenses and an $865,000 increase in benefits expense;

•	A decrease in patent counsel expenses of $117,000;

•	A decrease in training expenses of $114,000; partially offset by

•	An increase of $303,000 in expenses related to maintenance contracts;

•	An increase of $288,000 in consulting expenses;

•	An increase of $323,000 primarily relating to increased general and administrative expenses at SCI;

•	An increase of $320,000 in bad debt expense;

•	An increase of $173,000 in recruiting expenses;

•
An increase in sales tax expense of $674,000, relating primarily to the settlement of taxes and penalties owed in the Brazilian ICMS Tax Assessment discussed in Part II, Item 1, “Legal Proceedings”; and

•	An increase of $623,000 relating to our reduction during the second quarter of 2013 of the accrual for the settlement of certain California wage-and-hour class and collective action lawsuits.
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expenses were 3% for both the six months ended June 30, 2014 and 2013.
Depreciation and amortization expenses decreased by $175,000, or 8%, for the six months ended June 30, 2014 as compared to the same period in 2013. The decrease is primarily related to the retirement of assets and certain assets becoming fully depreciated during 2013 and the six months ended June 30, 2014.
Other Income (Expense)
The following table presents our other income (expense) (in thousands):

	Six Months Ended June 30,		Percentage Change
	2014	2013	2014 vs. 2013
Interest income	$4	$49	(92)%
Interest expense	(587)	(454)	29%
Other, net	43	479	(91)%
Total other income (expense)	$(540)	$74	(830)%
Total other income (expense) for the six months ended June 30, 2014 changed by $614,000, from income of $74,000 for the six months ended June 30, 2013, to expense of $540,000 for the same period in 2014. This change is primarily attributable to a $132,000 increase in interest expense and a $400,000 decrease in gains from the sale of marketable securities. The increased interest expense was due to the settlement of interest owed in the Brazilian ICMS Tax Assessment discussed in Part II, Item 1, “Legal Proceedings,” and was partially offset by decreased interest expense due to a reduction in our long-term debt.
Provision (Benefit) for Income Taxes
We recorded a $178,000 provision for income taxes for the six months ended June 30, 2014. This amount was primarily comprised of the provision for income taxes for our Irish subsidiary. The effective tax rate is significantly lower than the U.S. statutory rate as a result of recording a small taxable profit in Ireland and recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continue to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at June 30, 2014.
We recorded a $2,355,000 benefit for income taxes for the six months ended June 30, 2013. This amount was primarily comprised of a benefit for income taxes recorded on the year-to-date loss of LoJack Ireland, our Irish subsidiary, and a discrete tax benefit of $2,450,000, which was primarily related to the release of tax reserves associated with the settlement of tax examinations during the second quarter. The effective tax rate was higher than the U.S. statutory rate as a result of recording a significant tax benefit associated with the release of tax reserves during the second quarter. We recorded a benefit on our year-to-date Irish loss and recorded no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continued to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at June 30, 2013.
Net Loss Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net loss attributable to LoJack Corporation increased by $5,836,000, from $3,040,000 for the six months ended June 30, 2013 to $8,876,000 for the six months ended June 30, 2014. For the six months ended June 30, 2014, the net loss per share attributable to LoJack Corporation was $0.50 per diluted share as compared to a net loss of $0.17 per diluted share in the same period in 2013.
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
As of June 30, 2014, we had total outstanding borrowings of $10,000,000 under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of June 30, 2014 was 2.9%. As of June 30, 2014, we also had two outstanding irrevocable letters of credit in the aggregate amount of $715,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on capital expenditures, repurchases of common stock, certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends under the Credit Agreement was prohibited in 2013, and currently is permitted but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the loans under the facility. At June 30, 2014, we had borrowing availability of $10,844,000, which was not limited by the results of our borrowing base calculation. At June 30, 2014, we were in compliance with all of the financial and non-financial covenants in the Credit Agreement.
The Credit Agreement terminates on July 31, 2015, at which point all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our U.S. domestic subsidiaries and is secured by all domestic assets, including our intellectual property, and a pledge of 65% of the capital stock of LoJack Ireland.
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
On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock under a trading plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, or the Exchange Act, and additionally renewed the remaining management discretionary authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the Repurchase Plan. We did not repurchase any shares under the Repurchase Plan during the first six months of 2014. Under our existing Credit Agreement, our repurchase activity is limited to $5,000,000 for the period beginning March 29, 2013 through July 31, 2015.
We expect our continuing operations and expansion of the Italian stolen vehicle recovery network and LoJack Canada’s operating cash deficit, combined with our longer term international investment requirements and domestic expansion, to be funded using existing cash, cash flows from operations and, if needed, our existing credit facility.
For the six months ended June 30, 2014, we had capital expenditures of $3,382,000. We expect our total capital expenditures for 2014 to be between $4,200,000 and $6,500,000. We have funded our 2014 expenditures to date out of our working capital, which was $30,655,000 as of June 30, 2014, and also expect to fund the remainder of these expenditures out of our existing working capital. Non-discretionary capital expenditures budgeted for 2014 include $2,000,000 to $2,500,000 for enhancement of our core tracking and recovery technology. Discretionary expenditures for 2014, which could be delayed to a future period, include $2,200,000 to $4,000,000 for our investments in our Enterprise Resource Planning system and additional hardware infrastructure. However, we currently have no plans to delay these projects or reduce these spending levels.
We earn a significant amount of our operating income outside the U.S., which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, $13,340,000 of cash and cash equivalents are held by foreign subsidiaries at June 30, 2014. Of the $13,340,000 of cash and cash equivalents held by foreign subsidiaries, $11,136,000, or 83%, is held in USD denominated accounts, with the remaining $2,204,000 held in foreign currency denominated accounts. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash, cash equivalents, short-term investments, cash flows from operations and our borrowing capacity under our Credit Agreement to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as material capital expenditures, for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for the foreseeable future.
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
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash provided by (used in):
Operating activities	$(11,354)	$(3,737)
Investing activities	(3,334)	(694)
Financing activities	4,241	1,759
Effect of exchange rate changes on cash	116	78
Decrease in cash and cash equivalents	$(10,331)	$(2,594)
Cash used in operating activities increased by $7,617,000 during the six months ended June 30, 2014, compared to the same period in 2013. The increase was primarily attributable to an increase of $5,522,000 in our losses excluding non-cash items and an increase in cash used by other working capital items of $2,095,000.
Investing activities used $3,334,000 of cash during the six months ended June 30, 2014, as compared to $694,000 of cash used during the same period in 2013. The $2,640,000 increase in cash used for investing activities was primarily due to a decrease of $1,488,000 in cash provided by the sale of marketable securities, an increase of $911,000 in capital expenditures and a $131,000 decrease in restricted cash activities.
Financing activities provided $4,241,000 of cash during the six months ended June 30, 2014, as compared to providing $1,759,000 of cash during the same period in 2013. The $2,482,000 increase was primarily attributable to a $2,202,000 increase in proceeds, net of repayments, from our debt and short term borrowings under our existing Credit Agreement and an increase of $368,000 in cash received for the exercise of stock options.
Item 3.        Quantitative and Qualitative Disclosures about Market Risk
We have limited exposure to market risk due to the nature of the financial instruments carried on our consolidated balance sheet. Our financial instruments as of June 30, 2014 consisted of cash and cash equivalents, marketable securities, other assets, accounts receivable, accounts payable, accrued liabilities, long-term debt and credit facilities. Our financial position is subject to market risk, including, but not limited to, changes in the value of financial instruments including those resulting from changes in interest rates, foreign currency exchange rates and market valuation. As of June 30, 2014, the fair value of these financial instruments approximated their carrying values.
We are exposed to changes in interest rates primarily through amounts outstanding under our Credit Agreement. As of June 30, 2014, we analyzed the effect of interest rates on our variable-rate Credit Agreement, for which there was $10,000,000 of outstanding borrowings. Based on the outstanding borrowings under the Credit Agreement at June 30, 2014, a 1% increase in the interest rate would result in an additional $100,000 of annual interest expense.
We are subject to foreign currency risk through our international operations. As of June 30, 2014, we held cash denominated in foreign currencies, primarily in the Euro, Canadian Dollar, and Brazilian Real. These assets accounted for approximately 17% of our total cash and cash equivalents held by our foreign subsidiaries at June 30, 2014. We translate accounts for subsidiaries whose functional currency is not the U.S. Dollar using exchange rates in effect at period-end for assets and liabilities, and exchange rates averaged over the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the consolidated statement of operations. As a result, both positive and negative currency fluctuations against the U.S. Dollar may affect our results of operations and accumulated other comprehensive income. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of our International segment revenue is denominated in U.S. Dollars. This situation may change in the future if there is an increase in our revenue earned or expenses incurred denominated in foreign currencies.
We manage future foreign exchange risk exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge is cost effective. As of June 30, 2014, we had no derivative contracts outstanding. We do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off-balance sheet financing transactions. We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.
Our other assets include our investment in our French licensee, in the form of a publicly-traded common stock, accounted for as an available-for-sale security and valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. During the three and six months ended June 30, 2014, we recorded unrealized losses on our investment of $3,000 and gains on our investment of $72,000, respectively. During the three and six months ended June 30, 2013, we recorded unrealized gains on our investment of $9,000 and unrealized losses on our investment of $58,000, respectively. Realized gains and losses on available-for-sale securities are included in other income (expense).
As of June 30, 2014, we held $21,652,000 of cash and cash equivalents. Of this balance, $2,204,000, or 10%, is denominated in foreign currencies, including the Canadian Dollar, Euro and Brazilian Real. The remaining $19,448,000, or 90%, is denominated in U.S. Dollars. At June 30, 2014, $6,495,000, or 30%, of our total cash and cash equivalents balance was held in money market accounts, with the remaining $15,157,000 held in traditional deposit accounts.
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
Changes in Internal Control Over Financial Reporting
During the six months ended June 30, 2014, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described below.
During January of 2014, we launched the first live phase of our Enterprise Resource Planning, or ERP, System implementation at our Irish subsidiary. In subsequent periods, the remaining phases of the ERP System implementation will be launched. While the implementation automated certain manual internal controls, it did not materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
As of June 30, 2014, we were subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
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
Brazilian Licensee Litigation
As previously reported, on September 27, 2011, LoJack Equipment Ireland, Ltd. (“LoJack Ireland”), a subsidiary of LoJack Corporation, received a demand for arbitration with the International Centre for Dispute Resolution of the American Arbitration Association (“ICDR”) filed by Tracker do Brasil LTDA (“Tracker”), which licenses the LoJack technology in Brazil. The demand for arbitration was made by Tracker following the stipulation by the parties to the entry of an order in Norfolk Superior Court in Massachusetts that Tracker’s dispute be re-filed for arbitration with the ICDR. The filing alleged interference with contractual relations, fraud/intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimant sought, among other things, $55,000,000 in actual damages, treble damages, and attorneys' fees, and also declaratory and injunctive relief.
On November 22, 2011, LoJack Ireland brought a counterclaim against Tracker in the ICDR. The counterclaim asserted Tracker’s breach of contract, breach of the implied covenant of good faith and fair dealing, business defamation, negligent misrepresentation, and violation of Mass. Gen. Laws c. 93A, and sought recovery of monetary damages from past and continuing economic injury as well as damages and reasonable attorneys' fees and costs under Mass. Gen. Laws c. 93A.
On June 28, 2012, the arbitration proceedings were bifurcated into a liability and a damages phase.
On August 7, 2012, Tracker agreed to arbitrate LoJack Ireland’s counterclaims.
On April 19, 2013, LoJack Ireland submitted an amended counterclaim pursuant to a ruling by the arbitration panel, which permitted LoJack Ireland to amend its counterclaims, asserting that Tracker is selling or leasing competitive non-LoJack products. The Amended Counterclaim reasserted LoJack Ireland's prior counterclaims and alleges Tracker’s additional violations of the Lanham Act, Mass. Gen. Laws ch. 266, § 91, and the Massachusetts common law, as well as additional grounds for Tracker’s breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A. In addition to monetary damages from past and continuing economic injury and reasonable attorneys' fees and costs, LoJack Ireland sought injunctive relief, disgorgement of all profits and/or pecuniary gain derived directly or indirectly from Tracker’s trademark infringement, unfair competition, and trademark dilution, and a declaratory judgment that the License Agreement with Tracker is terminated as a result of Tracker do Brasil LTDA's material breaches thereof.
On December 24, 2013, the arbitration panel issued a preliminary injunction against Tracker, enjoining Tracker and its officers, employees and agents from using, publishing, disseminating or circulating LoJack trademarks, trade names, copyrights or other intellectual property or confidential information to advertise, market, sell or lease non-LoJack products, or in any other way representing that a non-LoJack product is a LoJack product. In addition, to the extent Tracker uses the “LoJack” name or intellectual property in any advertising or marketing communications for stolen vehicle recovery products, such name or intellectual property may only be associated with, and related to, those products that are manufactured or licensed by LoJack. Further, to the extent Tracker advertises, markets or offers to sell, lease or otherwise disseminate other stolen vehicle recovery products, Tracker must clearly state and identify the manufacturer, licensor, or distributor of such non-LoJack products with at least the same prominence that is used to name and identify LoJack products and in such a manner that the non-LoJack products cannot be confused as being LoJack products.
The hearings on the liability phase and the Amended Counterclaim of the arbitration were completed in March 2013 and in November 2013, respectively.
On May 9, 2014, the arbitration panel issued a partial final award on the liability phase of the arbitration, dismissing all of Tracker’s claims against LoJack Ireland. LoJack Ireland’s counterclaims against Tracker for breach of contract and breach of the implied covenant of good faith and fair dealing were upheld in material part, as noted further below. LoJack Ireland’s counterclaim that Tracker engaged in unfair competition was also upheld.
The arbitration panel ruled that Tracker made unauthorized use of LoJack’s trademarks, copyrights, technology and other confidential information to advertise, lease, sell or market non-LoJack products, representing them to the public as LoJack products. The arbitration panel also ruled that Tracker’s conduct violated Massachusetts common law of unfair competition. In addition to Tracker’s use of LoJack’s trademarks/trade names and copyrights to sell non-LoJack products, the panel found that Tracker “passed off” non-LoJack products as LoJack products and that this conduct did deceive or likely could deceive customers into believing that they were buying a LoJack product when they were not. The arbitration panel found that such conduct constitutes unfair competition under Massachusetts common law. LoJack Ireland’s Lanham Act, Mass. Gen. Laws ch. 266, § 91, Mass. Gen. Laws c. 93A, and defamation claims against Tracker were dismissed.
Also, because Tracker failed to meet its minimum unit purchase requirements under the parties’ License Agreement, the panel further concluded that LoJack Ireland has the right to terminate such License Agreement upon the giving of 60 days written notice to Tracker.
The arbitration panel reserved jurisdiction for the purpose of determining damages and costs in favor of LoJack Ireland at a future damages phase of the arbitration. Except for these issues, the partial final award is in full and final settlement of all claims and counterclaims submitted to the arbitration panel with respect to liability.
A hearing on the damages phase of the arbitration is currently scheduled for February, 2015 in Boston, Massachusetts.
On July 12, 2014, the arbitration panel issued a further ruling, holding that Tracker has not adequately informed its customers that some of the stolen vehicle recovery units that Tracker is providing to them were made by a Chinese manufacturer. Tracker was ordered to send letters to both its insurance company customers and to its individual customers, informing them that Tracker has been marketing and leasing stolen vehicle recovery tracking devices that customers may have thought were LoJack products, but that some of these tracking devices actually are manufactured by another company.
ICMS Tax Assessment
On November 11, 2011, our subsidiary, LoJack do Brasil LTDA, or LoJack do Brasil, received notification of an inspection by the tax authorities of the state of São Paulo, Brazil regarding the payment of ICMS (State Value Added Tax, or VAT) tax. The notification concerns imports which were carried out by trading companies on behalf of LoJack do Brasil and which occurred during the time period from January 1, 2007 through December 31, 2009. In May 2012, the state tax authority issued an assessment against LoJack do Brasil in the amount of BRL $17,371,487 (USD $7,887,168), including penalties and interest that are generally imposed on similar types of tax assessments in Brazil. The assessment arises from a long running dispute between the Brazilian states of Espírito Santo and São Paulo regarding to which state companies like LoJack do Brasil should pay ICMS tax on imports. LoJack do Brasil filed an administrative defense with the São Paulo state tax authority arguing, among other things, that it should not be required to pay ICMS tax to the state of São Paulo, contending that the trading companies were the effective importers of record, that the imported products were physically received in the state of Espírito Santo before they were sent to the state of São Paulo, and that all required ICMS taxes were paid to the state of Espírito Santo.
On March 28, 2013, the São Paulo tax authority rendered its decision in relation to the assessment, finding in favor of the state of São Paulo and confirming that the ICMS tax was owed to the state of São Paulo. On April 23, 2013, LoJack do Brasil filed an administrative appeal of that decision. On June 4, 2013, LoJack do Brasil also filed a petition with the Executive Board of São Paulo's Tax Administration (DEAT) requesting the recognition of ICMS payments that were made to the state of Espírito Santo and, consequently, the cancellation of the tax liability with the state of São Paulo.
In April 2014, LoJack do Brasil learned that the Tax Inspector of the state of São Paulo ultimately found that the ICMS tax was not timely paid to the State of Espírito Santo in relation to 4 of 11 importations of product. On June 25, 2014, LoJack do Brasil requested a breakdown of the amounts effectively due in order to take advantage of a tax amnesty program, allowing taxpayers to pay reduced interest and penalty on taxes owed. As a result of the foregoing, the Company settled the payment of the tax by paying R$ 2,407,264 (USD $1,098,776) on July 3, 2014. We are currently awaiting the decision from the Tax Authority ratifying the payment made by the Company, which will then definitively close the administrative proceeding.

Item 1A.    Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition, or future results. The risks described in our Form 10-K are not the only risks that could affect our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future. The following updates our risk factors included in our 2013 Form 10-K:
We are subject to financial and reputational risks due to product quality and liability issues.
We rely on third-party manufacturers of our LoJack Units and critical components of LoJack Units. Product quality and liability issues present significant risks. Our efforts and the efforts of our third party suppliers to maintain product quality may not be successful. From time to time, we receive reports from our customers, licensees or partners regarding potential quality issues with respect to our products or components of our products. As of the date of this Quarterly Report on Form 10-Q, we have confirmed that certain batteries manufactured by our former battery manufacturer that were included in certain self-powered LoJack Units sold in the United States and to our international licensees are exhibiting variability in performance that could impact the ability of the LoJack Unit to transmit a signal when called upon for stolen vehicle recovery. As a result of this battery evaluation, we have incurred, and expect to continue to incur, significant costs and expenses, including, but not limited to, costs related to a quality assurance notification program in the United States for vehicle customers currently under warranty. Costs and expenses related to the battery evaluation or other potential quality issues also may include, among other things, product or component replacements, warranty claims, extension of product warranties, payments or other concessions to our B2B customers, legal or other professional fees, litigation, and harm to our brand image and reputation, any of which could have a material adverse effect on our business, results of operations and financial condition. A product quality issue also could generate substantial negative publicity about our products and business, and could interfere with our manufacturing plans and product delivery obligations as we seek to replace or repair affected products. Although we may have product liability insurance with respect to certain of our products, a number of criteria need to be met in order for our coverage to apply. If we do not have insurance sufficient to cover the costs associated with a product quality issue, the expenses we would incur in connection with a product quality issue could have a material adverse effect on our operating results.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized a stock repurchase plan with total repurchase authority of 3,000,000 shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 to April 30, 2014	1,738	$5.41	—	1,205,129
May 1 to May 31, 2014	—	—	—	1,205,129
June 1 to June 30, 2014	27,967	5.55	—	1,205,129
Total	29,705	$5.54	—	1,205,129
_____________________

(1)
Includes 29,705 shares withheld from equity awards that vested in April and June of 2014 to satisfy minimum tax withholding obligations that arose upon vesting, which do not impact the shares available for repurchase under the Repurchase Plan.

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
10.1++
Letter agreement, dated May 27, 2014, between LoJack Corporation and Donald R. Peck (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 27, 2014, File No. 001-08439).

10.2++*	First Amendment to LoJack Corporation 2008 Stock Incentive Plan, as Amended and Restated
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification.
32**	Certification Pursuant to 18 U.S.C. Section 1350.
101**
The following materials from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

LoJack Corporation Registrant
Date: August 11, 2014	By:	/s/ Randy L. Ortiz
Randy L. Ortiz
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2014	By:	/s/ Casey Delaney
Casey Delaney
Vice President, Controller, Acting Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)