Form 10-Q
period 2014-09-30
LOJACK CORP
filed 2014-11-10
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of November 3, 2014, there were 18,759,670 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,168	$31,983
Restricted cash	—	47
Accounts receivable, net of allowances of $1,841 and $2,023, respectively	21,045	26,525
Inventories	9,402	7,226
Prepaid and other expenses	3,646	2,253
Prepaid and receivable income taxes	716	186
Deferred income taxes	186	10
Total current assets	56,163	68,230
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $51,458 and $49,235, respectively	15,552	12,600
INTANGIBLE ASSETS—NET	83	90
GOODWILL	1,245	1,245
OTHER ASSETS—NET	3,917	4,611
TOTAL ASSETS	$76,960	$86,776
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term debt	$—	$274
Accounts payable	5,958	6,875
Accrued and other liabilities	14,964	9,048
Current portion of deferred revenue	8,514	10,270
Accrued compensation	4,784	6,227
Total current liabilities	34,220	32,694
LONG TERM DEBT	10,478	6,000
DEFERRED REVENUE	9,929	10,648
DEFERRED INCOME TAXES	186	10
OTHER ACCRUED LIABILITIES	84	84
ACCRUED COMPENSATION	1,487	1,331
Total liabilities	56,384	50,767
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)	—	—
EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding 18,771,983 at September 30, 2014 and 18,741,253 at December 31, 2013	187	187
Additional paid-in capital	26,452	25,022
Accumulated other comprehensive income	7,160	6,875
Retained earnings (accumulated deficit)	(13,166)	3,904
Total LoJack Corporation equity	20,633	35,988
Noncontrolling interest in subsidiary	(57)	21
Total equity	20,576	36,009
TOTAL LIABILITIES AND EQUITY	$76,960	$86,776
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenue	$32,673	$34,796	$97,216	$99,696
Cost of goods sold	22,587	15,769	55,045	45,833
Gross profit	10,086	19,027	42,171	53,863
Costs and expenses:
Product development	1,834	1,360	4,509	4,026
Sales and marketing	7,833	7,915	25,172	24,247
General and administrative	8,054	8,182	26,463	27,345
Depreciation and amortization	688	820	2,607	2,914
Total	18,409	18,277	58,751	58,532
Operating (loss) income	(8,323)	750	(16,580)	(4,669)
Other income (expense):
Interest income	1	25	6	73
Interest expense	(110)	(246)	(697)	(701)
Other, net	(100)	255	(56)	736
Total	(209)	34	(747)	108
(Loss) Income before benefit for income taxes	(8,532)	784	(17,327)	(4,561)
Benefit for income taxes	(358)	(887)	(179)	(3,241)
Net (loss) income	(8,174)	1,671	(17,148)	(1,320)
Less: Net (loss) income attributable to the noncontrolling interest	20	11	(78)	60
Net (loss) income attributable to LoJack Corporation	$(8,194)	$1,660	$(17,070)	$(1,380)
Net (loss) income per share attributable to LoJack Corporation:
Basic	$(0.45)	$0.09	$(0.95)	$(0.08)
Diluted	$(0.45)	$0.09	$(0.95)	$(0.08)
Weighted average shares:
Basic	18,092,309	17,729,319	17,970,653	17,664,875
Diluted	18,092,309	18,020,295	17,970,653	17,664,875

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net (loss) income	$(8,174)	$1,671	$(17,148)	$(1,320)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	197	(417)	283	473
Net unrealized gain (loss) on marketable securities	(70)	(300)	2	(156)
Total comprehensive (loss) income	(8,047)	954	(16,863)	(1,003)
Less: Comprehensive (loss) income attributable to noncontrolling interest	20	11	(78)	60
Comprehensive (loss) income attributable to LoJack Corporation	$(8,067)	$943	$(16,785)	$(1,063)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,148)	$(1,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,293	1,477
Depreciation and amortization	2,807	3,098
Non-cash revenue from warrants	(410)	(410)
Allowance for doubtful accounts	(166)	(580)
Deferred income taxes	—	145
Loss (Gain) on disposal of property and equipment	11	(73)
Gain on marketable securities	—	(591)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	5,541	(587)
Inventories	(2,224)	(388)
Prepaid and other expenses	(1,254)	596
Prepaid and receivable income taxes	(530)	394
Other assets	(61)	94
Accounts payable	(885)	(789)
Accrued and other liabilities	4,983	(7,010)
Deferred revenue, net of deferred cost of goods sold	(1,016)	(2,152)
Net cash used in operating activities	(9,059)	(8,096)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(5,855)	(3,552)
Proceeds from the sale of marketable securities	—	2,468
Proceeds from the sale of fixed assets	5	120
Restricted cash	47	178
Net cash used in investing activities	(5,803)	(786)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	419	—
Proceeds from debt	4,204	2,277
Payment of tax withholding obligations related to stock compensation	(282)	(55)
Repurchase of common stock	—	(111)
Payment of debt issuance costs	(161)	—
Net cash provided by financing activities	4,180	2,111
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(133)	103
DECREASE IN CASH AND CASH EQUIVALENTS	(10,815)	(6,668)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,983	48,592
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,168	$41,924
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by LoJack Corporation and its subsidiaries, or LoJack, we, our, or the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. The unaudited condensed consolidated financial statements include the accounts of LoJack, our wholly-owned subsidiaries, and SC-Integrity, or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly our financial position as of September 30, 2014, our results of operations and comprehensive loss for the three and nine months ended September 30, 2014 and 2013, and our cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.
These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, which includes our audited consolidated financial statements and notes thereto for the year ended December 31, 2013.
Accounting Guidance Issued But Not Yet Adopted
In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this guidance change the requirements for reporting discontinued operations. Under the new guidance a disposal of a component of an entity or a group of components is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance is effective prospectively for disposals that occur within annual periods beginning on or after December 15, 2014. The Company does not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and U.S. GAAP. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017 and may be applied using a full retrospective or modified retrospective approach. The Company is currently in the process of evaluating the impact that the implementation of this standard will have on our financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The Company does not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance dictates that management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

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
A reconciliation of weighted average shares used for the basic and diluted computations for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,
	2014	2013
Weighted average shares for basic	18,092,309	17,729,319
Dilutive effect of stock options and unvested restricted stock	—	290,976
Weighted average shares for diluted	18,092,309	18,020,295

	Nine Months Ended September 30,
	2014	2013
Weighted average shares for basic	17,970,653	17,664,875
Dilutive effect of stock options and unvested restricted stock	—	—
Weighted average shares for diluted	17,970,653	17,664,875
Because of the net losses reported for the three and nine months ended September 30, 2014 and the nine months ended September 30, 2013, all shares of stock issuable pursuant to stock options and unvested stock have not been considered for dilution as their effect would be antidilutive. For the three and nine months ended September 30, 2014, 2,259,214 stock options and 651,390 shares of restricted stock were excluded from the computation of diluted net income per share because the effect of including such shares would be antidilutive. For the three months ended September 30, 2013, 2,640,049 stock options and 0 shares of unvested restricted stock were excluded from the computation of diluted net loss per share. For the nine months ended September 30, 2013, 2,810,954 stock options and 955,482 shares of unvested restricted stock were excluded from the computation of diluted net loss per share. Performance shares totaling 63,650 and 325,975 were excluded from the computation of earnings per share for the three and nine months ended September 30, 2014 and 2013, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.
3. Inventories
Inventories are classified as follows (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$128	$144
Work in process	—	108
Finished goods, net	9,274	6,974
Total inventories	$9,402	$7,226

4. Stock Compensation
Stock Options
The following table presents activity of all stock options for the nine months ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	2,601,661	$5.61
Granted	146,950	5.54
Exercised	(116,498)	3.94
Canceled, expired or forfeited	(372,899)	9.22
Outstanding at September 30, 2014	2,259,214	5.10	3.18	$585
Vested at September 30, 2014 and unvested expected to vest	2,241,653	5.10	3.15	$582
Exercisable at September 30, 2014	1,797,029	$5.38	2.65	$375
The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $3.92 per share as of September 30, 2014.
The total intrinsic values of options exercised for the nine months ended September 30, 2014 and 2013 were $163,000 and $0, respectively. Proceeds from the exercise of stock options were $419,000 and $0 for the nine months ended September 30, 2014 and 2013, respectively. Income tax deficiencies realized from the exercise of stock options and the vesting of restricted stock for the nine months ended September 30, 2014 and 2013 were $0 and $0, respectively. The income tax benefit in excess of, or less than, previously recognized stock compensation expense is recognized in additional paid-in-capital to the extent of previously recognized excess tax benefits as calculated.
As of September 30, 2014, there was $766,000 of unrecognized compensation cost related to our stock option plans. The cost is expected to be recognized over a weighted average period of 1.5 years.
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
The weighted-average assumptions used in the Black-Scholes option pricing model for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013
Range of risk-free interest rates	1.97%-2.27%	1.15%-1.35%
Expected life (in years)	6.7	7
Expected volatility	58.64%	55.10%
Dividend yield	—%	—%
Weighted average grant date fair value	$3.24	$3.40
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
The following table presents activity of all unvested restricted stock for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2014	949,043	$3.38
Granted	311,767	5.55
Vested	(264,114)	3.48
Forfeited and cancelled	(345,306)	3.42
Unvested at September 30, 2014	651,390	$4.36
As of September 30, 2014, there was $1,527,000 of unrecognized compensation cost related to our unvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.9 years.
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
The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a recurring basis at September 30, 2014 and December 31, 2013, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$647	$647	$—	$—
Nonqualified deferred compensation plan obligation	(647)	(647)	—	—
Equity investment in French licensee	277	277	—	—
Total	$277	$277	$—	$—

		Fair Value Measurements at Reporting Date Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$750	$750	$—	$—
Nonqualified deferred compensation plan obligation	(750)	(750)	—	—
Equity investment in French licensee	276	276	—	—
Total	$276	$276	$—	$—

Our Nonqualified Deferred Compensation Plan investments consist of mutual fund shares that are publicly traded and for which market prices are readily available. Gains and losses related to such investments are recorded in other income (expense) in the consolidated statement of operations. For the three months ended September 30, 2014 and 2013, we recorded gains of $10,000 and $39,000, respectively. For the nine months ended September 30, 2014 and 2013, we recorded gains of $12,000 and $86,000, respectively.
Our investment in the common stock of our French licensee is included in other assets on our consolidated balance sheet and consists of publicly traded shares with a market price that is readily available. The gains and losses on our investment are recorded, net of tax, through accumulated other comprehensive income on the consolidated balance sheet. During the three months ended September 30, 2014 and 2013, we recorded unrealized losses on our investment of $71,000 and $98,000, respectively. During the nine months ended September 30, 2014 and 2013, we recorded unrealized gains on our investment of $2,000 and losses on our investment of $156,000, respectively.
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
The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	500	—	—	500
Total	$2,041	$—	$—	$2,041

		Fair Value Measurements at Reporting Date Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	496	—	—	496
Total	$2,037	$—	$—	$2,037
As of September 30, 2014, our investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, and a 17.5% equity interest in our Benelux licensee, totaling $500,000. Our investments in the aforementioned licensees are included in other assets on our consolidated balance sheet and are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. Management periodically reviews the carrying value of these investments using Level 3 inputs, which include cash flow projections, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no indicators of impairment to the fair value of these investments for all periods presented.
Financial Instruments not Measured at Fair Value
Some of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, short-term debt and accounts payable are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.

At September 30, 2014, the carrying value of $10,000,000 of our long-term debt under our multicurrency revolving credit agreement, or Credit Agreement, approximated the fair value because our Credit Agreement, which was established on December 29, 2009 and amended on September 30, 2010, December 29, 2010, March 29, 2013 and September 19, 2014, carries a variable rate of interest which is adjusted periodically and reflects current market conditions. Also see Note 6 below.
6. Debt
As of September 30, 2014 and December 31, 2013, our debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Short-term debt:
SCI convertible promissory note, short-term	$—	$274
Long-term debt:
SCI convertible promissory note, long-term	478	—
Term loan	10,000	6,000
Total Debt	$10,478	$6,274
SCI has issued 11% Convertible Promissory Notes, totaling $1,482,000 , which mature on August 1, 2017. The amount of the notes due to noncontrolling holders of SCI is $478,000 and is classified as long-term debt on our consolidated balance sheet.
On December 29, 2009, we entered into the Credit Agreement with RBS Citizens, N.A., as Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multicurrency revolving credit facility in the maximum amount of $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate currencies). The maturity date for the revolving credit loan was July 31, 2015. On September 19, 2014, we entered into a fifth amendment to the Credit Agreement. The amendment provides for: (i) an extension of the maturity date for revolving credit loans under the Credit Agreement to July 31, 2017; (ii) a modification to the stock repurchase covenant providing for stock repurchases of up to $5,000,000 for the period commencing on the date of the amendment through the maturity date; (iii) a modification to the Debt Service Coverage Ratio to exclude permitted stock repurchases from such calculation; (iv) deletion of the financial covenant regarding capital expenditures; and (v) modifications to certain definitions including Applicable Margin and Consolidated EBITDA. As a result of the amendment, certain one-time costs related to legal proceedings and restructuring matters will be excluded in determining our compliance with applicable financial covenants in the Credit Agreement, and costs associated with the reported battery performance issue will be recognized on a net cash flow basis for this purpose.
As of September 30, 2014, we had total outstanding borrowings of $10,000,000 under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of September 30, 2014 was 2.904%. As of September 30, 2014, we also had two outstanding irrevocable letters of credit in the aggregate amount of $691,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on repurchases of common stock and certain investments, acquisitions and/or mergers, and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends under the Credit Agreement was prohibited in 2013, and currently is permitted but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with certain covenants could impair the availability of the loans under the facility. At September 30, 2014, we had borrowing availability of $10,823,000, which was not limited by the results of our borrowing base calculation. At September 30, 2014, we were in compliance with all of the financial and non-financial covenants in the Credit Agreement.
The Credit Agreement terminates on July 31, 2017, at which point all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our U.S. domestic subsidiaries and is secured by all domestic assets, including our intellectual property, and a pledge of 65% of the capital stock of LoJack Equipment Ireland Limited, or LoJack Ireland.

7. Accumulated Other Comprehensive Income
Total accumulated other comprehensive income and its components were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Marketable Securities	Total Accumulated Other Comprehensive Income
Balance at December 31, 2013	$6,784	$91	$6,875
Foreign currency translation adjustments	283		283
Unrealized gain on marketable securities		2	2
Balance at September 30, 2014	$7,067	$93	$7,160
8. Income Taxes
We recorded a worldwide benefit for income taxes of $358,000 and $179,000 for the three and nine months ended September 30, 2014, respectively. This amount was primarily comprised of the benefit for income taxes for our Irish subsidiary.
The effective tax rate was higher than the U.S. statutory rate as a result of recording a tax benefit on our year-to-date Irish loss and recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continued to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at September 30, 2014.
We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue, stock compensation and net operating loss carryforwards. The FASB authoritative guidance on accounting for income taxes requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We maintained a full valuation allowance against our net U.S. deferred tax assets, which was recorded during the second quarter of 2010, and did not recognize any deferred tax benefits related to U.S. net losses incurred during the nine months ended September 30, 2014. We will maintain a full valuation allowance on our net U.S. and non-Irish foreign subsidiaries' deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
As of September 30, 2014 and December 31, 2013, we had no material uncertain tax positions.  However, if an uncertain tax position does arise, the Company will recognize interest and penalties related to income tax matters within income tax expense.  At September 30, 2014 and December 31, 2013, we had no accrued interest and penalties.
We are subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal tax matters through 2009 and state income tax matters for years through 2006. Additionally, in August 2013 the Internal Revenue Service opened an audit of the Company's 2010 U.S. federal income tax return, which is open and ongoing as of September 30, 2014. All material foreign income tax matters through 2008 have been substantially concluded.
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

The following table presents information about our operating segments for the three and nine months ended September 30, 2014 and 2013 (in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods considered to be reasonable by our management.

Consolidated Statements of Operations Data	North America Segment	International Segment	All Other	Consolidated
Three Months Ended September 30, 2014
Revenue	$24,570	$6,975	$1,128	$32,673
Depreciation and amortization	676	66	23	765
Operating (loss) income	(6,962)	(1,400)	39	(8,323)
Three Months Ended September 30, 2013
Revenue	$25,421	$8,317	$1,058	$34,796
Depreciation and amortization	783	76	21	880
Operating (loss) income	(1,134)	1,944	(60)	750
Nine Months Ended September 30, 2014
Revenue	$71,772	$22,289	$3,155	$97,216
Depreciation and amortization	2,532	208	67	2,807
Operating (loss) income	(17,124)	865	(321)	(16,580)
Nine Months Ended September 30, 2013
Revenue	$74,626	$21,853	$3,217	$99,696
Depreciation and amortization	2,789	243	66	3,098
Operating (loss) income	(6,529)	2,033	(173)	(4,669)
10. Commitments and Contingent Liabilities
As of September 30, 2014, we were engaged in certain legal matters arising in the ordinary course of business and in certain other matters more fully described below. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
Brazilian Licensee Litigation
As previously reported, on September 27, 2011, LoJack Ireland, a subsidiary of LoJack Corporation, received a demand for arbitration with the International Centre for Dispute Resolution of the American Arbitration Association (“ICDR”) filed by Tracker do Brasil LTDA (“Tracker”), which licenses the LoJack technology in Brazil. The demand for arbitration was made by Tracker following the stipulation by the parties to the entry of an order in Norfolk Superior Court in Massachusetts that Tracker’s dispute be re-filed for arbitration with the ICDR. The filing alleged interference with contractual relations, fraud/intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimant sought, among other things, $55,000,000 in actual damages, treble damages, and attorneys' fees, and also declaratory and injunctive relief.
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
On November 12, 2013, the Company filed a motion seeking summary judgment on G.L.M.'s three remaining counts as well as its counterclaim against G.L.M. G.L.M. opposed the Company's request for summary judgment and also filed a cross-motion for summary judgment on a portion of its breach of contract claim. The United States District Court, Eastern District of New York heard oral argument on all of these pending motions on February 12, 2014. The Court took all matters under advisement.
On September 19, 2014, the Court entered summary judgment in favor of the Company on G.L.M’s three remaining claims for breach of contract, breach of the duty of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A.  The Court denied G.L.M.’s attempt to amend its complaint on the basis of futility and undue delay.  The Court also entered summary judgment in favor of the Company on its counterclaim for breach of contract.  The Court set a deadline for the parties to provide a schedule to brief the issue of monetary damages related to the Company’s successful counterclaim for breach of contract.
The Company intends to pursue all rights and remedies available to it in connection with its counterclaim. The decision of the Court remains subject to possible appeal by G.L.M.  The Company cannot predict the ultimate outcome of the case nor the amount of damages that the Company may be awarded by the Court.
ICMS Tax Assessment
On November 11, 2011, our subsidiary, LoJack do Brasil LTDA, or LoJack do Brasil, received notification of an inspection by the tax authorities of the state of São Paulo, Brazil regarding the payment of ICMS (State Value Added Tax, or VAT) tax. The notification concerns imports which were carried out by trading companies on behalf of LoJack do Brasil and which occurred during the time period from January 1, 2007 through December 31, 2009. In May 2012, the state tax authority issued an assessment against LoJack do Brasil in the amount of BRL $17,371,487 (USD $7,796,547), including penalties and interest that are generally imposed on similar types of tax assessments in Brazil. The assessment arises from a long running dispute between the Brazilian states of Espírito Santo and São Paulo regarding to which state companies like LoJack do Brasil should pay ICMS tax on imports. LoJack do Brasil filed an administrative defense with the São Paulo state tax authority arguing, among other things, that it should not be required to pay ICMS tax to the state of São Paulo, contending that the trading companies were the effective importers of record, that the imported products were physically received in the state of Espírito Santo before they were sent to the state of São Paulo, and that all required ICMS taxes were paid to the state of Espírito Santo.
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
In April 2014, LoJack do Brasil learned that the Tax Inspector of the state of São Paulo ultimately found that the ICMS tax was not timely paid to the state of Espírito Santo in relation to 4 of 11 importations of product. On June 25, 2014, LoJack do Brasil requested a breakdown of the amounts effectively due in order to take advantage of a tax amnesty program, allowing taxpayers to pay reduced interest and penalty on taxes owed. As a result of the foregoing, the Company settled the payment of the tax by paying BRL $2,407,264 (USD $1,098,776) on July 3, 2014. On September 3, 2014, LoJack do Brasil learned that the Tax Authority ratified the payment made by the Company, which definitively closes the administrative proceeding.
Battery Evaluation
We were notified in 2013 by some of our international licensees that some of the batteries manufactured by our former battery manufacturer, EVE Energy Co., Ltd., or EVE, and included in self-powered LoJack Units these licensees had purchased from us exhibited degraded performance below LoJack’s quality standards. These notifications led us to perform our own investigation, as to which we have made further progress as of the date of this report. While our investigation is still underway, we have confirmed that batteries manufactured by EVE that were included in certain self-powered LoJack Units sold in the United States and to our international licensees are exhibiting variability in performance that could impact the ability of the LoJack Unit to transmit a signal when called upon for stolen vehicle recovery. We manufacture both vehicle and self (battery) powered LoJack

Units and this degraded performance only potentially affects the transmit battery pack in our self-powered units. As of the date of this report, the majority of LoJack Units in circulation are vehicle powered.
In our effort to maintain a high recovery rate of stolen vehicles with LoJack Units, we commenced a quality assurance notification program in the U. S. related to the battery evaluation for vehicle product customers with EVE batteries in self-powered LoJack Units currently under base or extended warranty. As of the date of this report, we have recorded an accrual in the amount of $8,040,000 with respect to certain costs associated with this program and other business concessions related to the EVE battery performance matter, based on our best estimates where a potential loss is considered probable. Because of the on-going nature of this matter, we cannot predict what other actions will be required or otherwise taken by LoJack, nor can we predict the outcome nor estimate the possible loss or range of loss with respect to any such actions.
The Company and its subsidiaries have incurred, and expect to continue to incur, significant costs and expenses related to the on-going investigation of the reported battery performance issue and the actions that we have decided to take to address this matter. These costs and expenses may include, among others, those related to quality assurance programs, product or battery replacements, warranty claims, extension of product warranties, legal and other professional fees, and payments or other business concessions to our B2B customers. On October 27, 2014, the Company and LoJack Ireland commenced arbitration proceedings against EVE by filing a notice of arbitration with the Hong Kong International Arbitration Centre. The filing alleges that EVE breached representations and warranties relating to the quality and performance of the batteries supplied by EVE. We have also filed a formal claim under our relevant insurance policy, but have not received confirmation from our insurance carrier that this matter will be covered by insurance. Our relevant insurance policy provides up to $5,000,000 of coverage and includes a deductible of $100,000. While we believe that this insurance policy and claims under our contract with our former battery manufacturer may help to reduce our financial exposure, no assurances can be made that we will be able to recover any amounts from these parties.
11. Subsequent Events
On October 30, 2014, the Company announced a plan to consolidate its Canadian operations to reduce costs and more closely align this business with its U.S. operations. As a result of this plan, the Company expects to incur a pre-tax charge of approximately$2,400,000 in the fourth quarter of 2014, comprised of $2,000,000 of severance and other employee-related costs and $400,000 related to contractual lease obligations. The Company expects to complete the program during the second quarter of 2015. Substantially all of these charges will result in cash expenditures over the next nine fiscal quarters.
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
Safe Harbor Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 and other securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our markets and customers, our expected capital expenditures, our strategic initiatives, objectives and plans for future operations and products, our ability to sell products to our Argentine and other licensees, the expected costs and expenses associated with the battery performance matter, and our expected liquidity, revenue, profit and capital expenditures and resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: (1) the continued and future acceptance of our products and services, including, but not limited to, our pre-install program and new telematics solutions; (2) our ability to obtain financing from lenders; (3) the outcome of ongoing litigation involving the Company; (4) the rate of growth in the industries of our customers; (5) the presence of competitors with greater technical, marketing, and financial resources; (6) our customers’ ability to access the credit markets, including changes in interest rates; (7) our ability to promptly and effectively respond to technological change to meet evolving customer needs; (8) our ability to successfully expand our operations, including through the introduction of new products and services; (9) changes in general economic or geopolitical conditions, including the European debt crisis; (10) conditions in the automotive retail market and our relationships with dealers, licensees, partners and agents; (11) the expected timing of purchases by our customers; (12) our ability to achieve the expected benefits from our strategic alliance with TomTom; (13) financial and reputational risks related to product quality and liability issues; (14) trade tensions and governmental regulation and restrictions on imports that may affect sales to our licensees; and (15) the timing and potential impact of regulations mandating the installation of tracking devices using GPS and mobile communications technologies. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning us, reference is made to Item 1A “Risk Factors” in our Annual Report on Form 10-

K for the year ended December 31, 2013, as updated by Item 1A "Risk Factors" in Part II of this Quarterly Report, and in our other periodic filings with the Securities and Exchange Commission.
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
North America Segment
Our revenue in the U.S. is derived primarily from the sale of LoJack Units, LoJack Early Warning, and extended warranty products to consumers. During the first nine months of 2014, approximately 86% of our sales in the U.S. market were made through a distribution network consisting of dealers of new and used automobiles. We believe that we have strong consumer brand awareness in the U.S.
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
International automotive growth for 2014 is estimated to continue to be varied. Growth in the European Union is expected to be between 3% and 5% for the full year as large markets in Italy, France and Spain return to positive growth rates. Our key emerging market licensee territory of Mexico is expected to grow by approximately 5%, while Brazil, Argentina and South African markets are forecasted to decline by 10%, 30% and 4%, respectively. U.S. retail automotive growth is expected to grow in line with the U.S. economy, with analysts estimating light vehicle sales volume growth of between 5% and 6% during 2014.
North America Segment
Revenue related to our U.S. business declined slightly during the third quarter of 2014 as compared to the same period in 2013. Our focus on the U.S. automotive business resulted in a performance improvement during 2014, with unit sales in the dealer channel increasing 7% as compared to the third quarter of 2013. This growth in unit volume during the third quarter was offset by a 2% decrease in average revenue per unit, as our domestic pre-install business, which has lower average revenue per unit, has continued to gain traction with strong acquisition rates. In the third quarter of last year, pre-installed units accounted for 46% of our U.S. unit sales, while in the third quarter of 2014 that percentage was up to 54% of U.S. unit sales.
Industry experts are projecting that during 2014, the automotive industry will grow slightly faster than the U.S. economy, with growth in the 4% to 6% range. Although all of the 2013 growth factors are expected to remain factors into 2014, strong comparable sales volumes against 2013, and worked-off demand from the most accessible pool of buyers has weakened growth expectations as compared to 2013. While the auto buying rate remains strong (as measured by Seasonally Adjusted Annual Rate) the economy has not yet improved to a point where the means to buy has returned to all of those hurt by the latest recession. Buying from low income households and small businesses is expected to continue to lag behind the rest of the market, as sluggish economic growth and high unemployment leaves these potential buyers less accessible to the market. We remain encouraged by the increasing employment numbers, and are optimistic that this will translate into continued car buying demand.
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
Our heavy equipment, or commercial, channel experienced a decline in revenue of 8% during the third quarter of 2014 as compared to the same period in the prior year, on a 16% unit sales decline. With the implementation of our recently announced telematics alliance with Trackunit S/A, we expect that this business will track with the steady recovery in the U.S.
Construction spending increased approximately 7% in 2013. Construction starts are expected to outpace economic growth in 2014 at 9%. As the rebound in the construction market continues, construction and industrial equipment rentals are forecast to grow between 6% and 9% in 2014 and accelerate thereafter, resulting in a compounded annual growth rate of almost 9% from 2013 to 2016.
We recently announced that we have entered the construction telematics business through an alliance with Trackunit S/A. We see potentially strong demand amongst our existing customers for equipment telematics to track and measure performance on a broad range of construction assets. Industry experts estimate that there are 1.5 million pieces of construction equipment in the U.S. We view our opportunities in this market to lie adjacent to our ruggedized stolen vehicle recovery unit that is typically installed on equipment. Demand for these telematics systems has grown over the past several years as end users have come to recognize the value that these systems deliver as they use original equipment manufacturer systems on new equipment. We believe that we have positioned ourselves to be a compelling offering on new and existing equipment for both equipment rental firms and end users of that equipment.
International Segment
Shipments in our international licensee business decreased 19% in the third quarter of 2014 compared to the same period of 2013. Revenue from our international segment decreased 16% in the third quarter of 2014, compared to the same period last year.
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
In South Africa, our licensee has continued to purchase in line with our expectations despite some developing headwinds in their market. Light vehicle sales in South Africa declined in the third quarter of 2014 by 3.1% as compared to the prior year, with industry experts predicting a 4% decline in 2014 as compared to 2013. Additional economic pressures include a softening $ZAR and an increase in inflation past the central bank’s limit of 6%, driven by increases in fuel and transport prices.
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
During 2012, our Argentine licensee did not receive permission to import our products following adoption of the pre-approval requirement in February 2012. As a result, from February through December 2012, we did not ship any units to Argentina. Our Argentine licensee has informed us that it and its affiliates have developed several commodity export programs with the expectation that our licensee would be permitted to import a dollar amount of goods approximately equivalent to the dollar amount of exports our licensee and its affiliates generate. Subsequently, we were able to make several shipments of product to our licensee in Argentina in the second, third and fourth quarters of 2013. However, the amount of these shipments remained less than the dollar amount that our licensee has told us it has generated to date in exports. In the third quarter of 2014, we shipped a nominal amount of units to our licensee in Argentina.

Our Argentine licensee continues to indicate that there is strong market demand for our product, supported primarily by insurance company mandates requiring customers to use an SVR product. For the remainder of 2014, our ability to fulfill our licensee’s orders based on this demand will remain contingent upon the ability of our licensee to comply with Government trade policies regulating the importation of manufactured goods. Our licensee believes that it has complied with Government policies regulating importation of goods, and continues to work to obtain permission to import LoJack products. If our Argentine licensee and its affiliates are unable to generate significant exports or if the government changes its trade policies, we may not be able to ship products to Argentina in significant volumes consistent with prior years.
In Brazil, our licensee purchased units during the first three months of 2013. During the last nine months of 2013 and the first nine months of 2014, no units were shipped to our Brazilian licensee. Our sales in 2014 to our Brazilian licensee have been impacted by the results of our legal dispute (see Part II, Item 1, "Legal Proceedings" for details on the Brazilian licensee litigation).
Certain of our European territories are experiencing an economic downturn deepened by government wage and pension reductions, rising unemployment and tight consumer credit availability. While available economic data has indicated the start of improving economic conditions, the pace of recovery is expected to be slow. Growth in consumer spending and new vehicle sales are expected to remain muted in 2014. During the first half of 2014, certain European automobile industry trade associations have indicated that demand for new cars was 6% higher in the EU than in the first six months of 2013. From January to August 2014, growth prevailed across major EU markets, reaching 3% in Germany, 2% in France, 4% in Italy, 10% in the UK and 16% in Spain, as compared to the first eight months of 2013.
Our business in Italy continued to grow in terms of subscribers during the third quarter of 2014, and our revenues grew by 45% compared to the same period in 2013 primarily due to a larger subscriber base. We entered 2014 with approximately 33,600 subscribers in Italy, and continued growing the number of subscribers, adding approximately 10,900 net new subscribers in the first nine months of 2014. As of September 30, 2014, our business in Italy had a total of approximately 44,500 subscribers. Our Italian business continues to grow despite the low vehicle registration growth rates. Certain auto industry analysts are projecting light vehicle registrations in Italy to grow between 3% and 4% in 2014.
All Other Segment
During 2013, the incidents of cargo theft continued to trend upward along with commodity product line value increases and reported loss amounts. As a result of this trend, combined with the true direct and indirect replacement costs of lost shipments and increased regulatory emphasis on shipping condition integrity, brand owners and manufacturers continue to seek the type of visibility, risk reduction, prevention, control and recovery capability that SCI provides, both in the U.S. and for the international segments of its clients' supply chains.
Key Factors of our Business
We embarked upon a critical evaluation of our business during 2011 and developed a strategy designed to stabilize the business financially and to control growth. During 2012, we improved our internal processes and continued to explore opportunities to expand our core businesses in the U.S. and internationally. Our focus on the U.S. automotive business resulted in strong unit growth during 2012, with unit sales in the dealer channel increasing 11% as compared to the prior year, and unit sales in the fourth quarter exceeding retail market performance by 9.5 percentage points, or 21% growth. We continued the expansion of our U.S. business in 2013, most particularly within the expansion of our pre-install program. Our unit sales in the U.S. dealer channel grew 7% in the third quarter of 2014 as compared to 2013. Pre-installed units accounted for 54% of our units sold in the domestic dealer channel during the third quarter of 2014, compared to 46% during the third quarter of the prior year.
During the third quarter of 2014, we implemented a program to optimize our operating model to reduce our operating expenditures and improve our profitability.  The program includes reducing headcount in areas where there is redundancy or where we can gain efficiencies (shifting headcount to the areas of the organization that will better align to our business needs and the go-forward plan).  On July 15, 2014, we eliminated or realigned approximately 18 positions within the Company. As a result of this program, we incurred a pre-tax charge of approximately $840,000 in the third quarter of 2014, comprised of severance and other employee-related costs. Substantially all of these charges will result in cash expenditures over the next four fiscal quarters. The reduction plan, combined with previous cost management actions, is expected to enable the Company to manage through this transitional time, while enabling us to pursue our strategic direction, serve our customers and provide a stronger organization for our employees.
We were notified in 2013 by some of our international licensees that some of the batteries manufactured by our former battery manufacturer, EVE Energy Co., Ltd., or EVE, and included in self-powered LoJack Units these licensees had purchased from us exhibited degraded performance below LoJack’s quality standards. These notifications led us to perform our own investigation, as to which we have made further progress as of the date of this report. While our investigation is still underway, we have confirmed that batteries manufactured by EVE that were included in certain self-powered LoJack Units sold in the United States and to our international licensees are exhibiting variability in performance that could impact the ability of the LoJack Unit to transmit a signal when called upon for stolen vehicle recovery. We manufacture both vehicle and self (battery) powered LoJack

Units and this degraded performance only potentially affects the transmit battery pack in our self-powered units. As of the date of this report, the majority of LoJack Units in circulation are vehicle powered.
In our effort to maintain a high recovery rate of stolen vehicles with LoJack Units, we commenced a quality assurance notification program in the U. S. related to the battery evaluation for vehicle product customers with EVE batteries in self-powered LoJack Units currently under base or extended warranty. As of the date of this report, we have recorded an accrual in the amount of $8,040,000 with respect to certain costs associated with this program, quality assurance programs in other countries and markets, and other business concessions related to the EVE battery performance matter, based on our best estimates where a potential loss is considered probable. Because of the on-going nature of this matter, we cannot predict what other actions will be required or otherwise taken by LoJack, nor can we predict the outcome nor estimate the possible loss or range of loss with respect to any such actions.
The Company and its subsidiaries have incurred, and expect to continue to incur, significant costs and expenses related to the on-going investigation of the reported battery performance issue and the actions that we have decided to take to address this matter. These costs and expenses may include, among others, those related to quality assurance programs, product or battery replacements, warranty claims, extension of product warranties, legal and other professional fees, and payments or other business concessions to our B2B customers. On October 27, 2014, the Company and LoJack Ireland commenced arbitration proceedings against EVE by filing a notice of arbitration with the Hong Kong International Arbitration Centre. The filing alleges that EVE breached representations and warranties relating to the quality and performance of the batteries supplied by EVE. We have also filed a formal claim under our relevant insurance policy, but have not received confirmation from our insurance carrier that this matter will be covered by insurance. Our relevant insurance policy provides up to $5,000,000 of coverage and includes a deductible of $100,000. While we believe that this insurance policy and claims under our contract with our former battery manufacturer may help to reduce our financial exposure, no assurances can be made that we will be able to recover any amounts from these parties.
Further negotiations with our international licensees relating to the battery evaluation may result in price concessions, which could cause future margin erosion with respect to sales to those licensees.
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
We believe that our continued focus on executing our strategic goals for 2014 will enable us to continue our growth efforts and:

•	Build on the momentum established in 2013 to deliver profitable business growth;

•	Grow our existing core licensee business while identifying new international go-to-market opportunities;

•	Continue to expand our product and service offerings through our strategic alliances, the first of which is with TomTom related to our fleet management offerings;

•	Increase our investment in those businesses that we view as potential significant sources of future revenue and profit;

•	Streamline and simplify our business processes to improve the overall experience for our customers and continue to aggressively manage our cost structure and discretionary spending;

•	Successfully implement our Enterprise Resource Planning (ERP) System initiative; and

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
Accounting Guidance Issued But Not Yet Adopted
In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting

Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this guidance change the requirements for reporting discontinued operations. Under the new guidance a disposal of a component of an entity or a group of components is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance is effective prospectively for disposals that occur within annual periods beginning on or after December 15, 2014. The Company does not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and U.S. GAAP. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017 and may be applied using a full retrospective or modified retrospective approach. The Company is currently in the process of evaluating the impact that the implementation of this standard will have on our financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The Company does not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance dictates that management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.
Results of Operations for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013
Revenue
Revenue for the three months ended September 30, 2014 decreased by $2,123,000 as compared to the same period in 2013. The following table presents revenue by our segments (in thousands):

	Three Months Ended September 30,		Percentage Change
	2014	2013	2014 vs. 2013
North America	$24,570	$25,421	(3)%
International	6,975	8,317	(16)%
All Other	1,128	1,058	7%
Total revenue	$32,673	$34,796	(6)%
Revenue related to our North America segment decreased by $851,000 for the three months ended September 30, 2014, as compared to the same period in 2013.
In the North America segment, revenue from our U.S. dealer channel decreased 1% when compared to the same period in 2013. Revenue from our U.S. commercial channel decreased 8% over the same period in 2013. Our motorcycle and direct distribution channels in the U.S. market saw revenue declines of 70% and 10%, respectively, as compared to the same period in 2013. Revenue from our Canadian business saw a decrease of 19% as compared to the same period in 2013.
The 3% decrease in our North America segment revenue for the three months ended September 30, 2014 as compared to the same period in 2013 was primarily attributable to:

•
A decrease of $312,000, or 19%, in Canadian unit and service revenue. The decrease was primarily due to a decrease of $573,000, or 51%, in service revenue driven by a 50% decline in the average number of subscribers to 14,000. This decrease was partially offset by a $260,000, or 46%, increase in product revenue primarily due to a 21% increase in the number of units sold and a 21% increase in average revenue per unit;

•	A decrease of $420,000, or 21%, in revenue from our warranty products;

•	An increase of $346,000, or 548%, in sales promotions offered; and

•	A decrease of $164,000, or 70%, in revenue from our motorcycle product; partially offset by

•	An increase of $405,000, or 2%, in LoJack Unit revenue, primarily due to a 4% increase in volume offset by a 2% decrease in average revenue per unit.
Revenue related to our International segment decreased $1,342,000 for the three months ended September 30, 2014 as compared to the same period in 2013. The decrease was primarily due to a decrease of $1,769,000, or 25%, in product revenue from our licensees resulting from a 7% decrease in average revenue per unit and a 19% decrease in the number of units sold in the three months ended September 30, 2014 compared to the same period in 2013. The decrease was partially offset by a $438,000, or 45%, increase in revenue from our Italy business.
Revenue related to our All Other segment increased $70,000 for the three months ended September 30, 2014 as compared to the same period in 2013.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (in thousands):

	Three Months Ended September 30,		Percentage Change
	2014	2013	2014 vs. 2013
North America	$17,124	$12,287	39%
International	5,233	3,230	62%
All Other	230	252	(9)%
Total cost of goods sold	$22,587	$15,769	43%
As a percentage of total revenue, total cost of goods sold was 69% and 45% for the three months ended September 30, 2014 and 2013, respectively.
As a percentage of North America revenue, cost of goods sold relating to our North America segment was 70% and 48% for the three months ended September 30, 2014 and 2013, respectively. The increase in cost of goods sold as a percentage of revenue was primarily due to an accrual recorded during the third quarter of 2014 for the estimated costs and expenses associated with our global quality assurance program related to the evaluation of certain batteries which have exhibited degraded performance below our quality standards as discussed in Note 10 to the unaudited condensed consolidated financial statements of this report, as well as a 3% decrease in average revenue per unit.
As a percentage of International revenue, cost of goods sold relating to our International segment was 75% and 39% for the three months ended September 30, 2014 and 2013, respectively. The increase in cost of goods sold as a percentage of revenue was primarily due to an accrual recorded during the third quarter of 2014 for the estimated costs and expenses associated with our global quality assurance program related to the evaluation of certain batteries which have exhibited degraded performance below our quality standards as discussed in Note 10 to the unaudited condensed consolidated financial statements of this report, as well as a 7% decrease in average revenue per unit.
As a percentage of All Other revenue, our cost of goods sold relating to our All Other segment was 20% and 24% for the three months ended September 30, 2014 and 2013, respectively.

Operating Expenses
The following table presents our operating expenses (in thousands):

	Three Months Ended September 30,		Percentage Change
	2014	2013	2014 vs. 2013
Product development	$1,834	$1,360	35%
Sales and marketing	7,833	7,915	(1)%
General and administrative	8,054	8,182	(2)%
Depreciation and amortization	688	820	(16)%
Total operating expenses	$18,409	$18,277	1%
Product Development
As a percentage of total revenue, product development expenses were 6% and 4% for the three months ended September 30, 2014 and 2013, respectively.
Product development expenses increased $474,000 for the three months ended September 30, 2014 as compared to the same period in 2013. The increase was primarily due to an increase in severance expenses of $378,000, partially offset by decreased salaries expense of $181,000. The remaining changes were due to various smaller changes in other product development expenses.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 24% and 23% for the three months ended September 30, 2014 and 2013, respectively.
The decrease of $82,000 in sales and marketing expenses for the three months ended September 30, 2014 as compared to the same period in 2013 was primarily attributable to:

•	A $395,000 decrease in commissions expense; and

•	A $188.000 decrease in market research expense; partially offset by

•	A $265,000 increase in salaries expense;

•	A $104,000 increase in advertising expense; and

•	A $133,000 increase in expenses relating to lead generation services for our telematics business.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 25% and 24% for the three months ended September 30, 2014 and 2013, respectively.
The decrease in general and administrative expenses of $128,000 for the three months ended September 30, 2014 as compared to the same period in 2013 was primarily attributable to:

•
A $491,000 decrease in compensation expense, primarily due to a $220,000 decrease in salaries expense, a $128,000 decrease in severance expense, a $126,000 decrease in stock-based compensation expense and a $107,000 decrease in bonus expense, partially offset by a $105,000 increase in bonus expense; and

•	A $136,000 decrease in outside legal expenses; partially offset by

•	A $423,000 increase in consulting expenses.
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expenses were 2% for both the three months ended September 30, 2014 and 2013.
Depreciation and amortization expenses decreased by $132,000 for the three months ended September 30, 2014 as compared to the same period in 2013. The decrease is primarily related to the retirement of assets and certain assets becoming fully depreciated during 2013 and the three months ended September 30, 2014.

Other Income (Expense)
The following table presents our other income (expense) (in thousands):

	Three Months Ended September 30,		Percentage Change
	2014	2013	2014 vs. 2013
Interest income	$1	$25	(96)%
Interest expense	(110)	(246)	(55)%
Other, net	(100)	255	(139)%
Total other income (expense)	$(209)	$34	(715)%
Total other income (expense) changed by $243,000, from income of $34,000 for the three months ended September 30, 2013 to expense of $209,000 for the three months ended September 30, 2014. This change is primarily attributable to a $265,000 decrease in gains from the sale of our marketable securities and a $160,000 increase in losses on foreign currency exchange, partially offset by a $136,000 decrease in interest expense.
Provision (Benefit) for Income Taxes
We recorded a worldwide benefit for income taxes of $358,000 for the three months ended September 30, 2014, which is primarily related to our Irish subsidiary. The effective tax rate was higher than the U.S. statutory rate as a result of recording a tax benefit on our year-to-date Irish loss and recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continued to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at September 30, 2014.
We recorded a worldwide benefit for income taxes of $887,000 for the three months ended September 30, 2013. This benefit is principally related to a discrete tax benefit of $997,000 associated with the release of a tax reserve and accrued interest due to the expiration of the statute of limitations associated with an uncertain tax position during the third quarter. The effective tax rate is higher than the U.S. statutory rate as a result of recording a significant tax benefit associated with the release of tax reserves during the third quarter. We recorded a tax provision on our year-to-date Irish profits and are recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We maintained a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at September 30, 2013.
Net Income (Loss) Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net income attributable to LoJack Corporation decreased by $9,854,000 from a net income of $1,660,000 for the three months ended September 30, 2013, to a net loss of $8,194,000 for the three months ended September 30, 2014. For the three months ended September 30, 2014, the net loss per share attributable to LoJack Corporation was $0.45 per diluted share as compared to net income of $0.09 per diluted share in the same period in 2013.
Results of Operations for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013
Revenue
Revenue for the nine months ended September 30, 2014 decreased by $2,480,000 as compared to the same period in 2013. The following table presents revenue by our segments (in thousands):

	Nine Months Ended September 30,		Percentage Change
	2014	2013	2014 vs. 2013
North America	$71,772	$74,626	(4)%
International	22,289	21,853	2%
All Other	3,155	3,217	(2)%
Total revenue	$97,216	$99,696	(2)%
Revenue related to our North America segment decreased by $2,854,000 for the nine months ended September 30, 2014, as compared to the same period in 2013.
In the North America segment, revenue from our U.S. dealer channel remained unchanged compared to the same period in 2013. Revenue from our U.S. commercial channel decreased 14% from the prior period. Our motorcycle and direct distribution channels in the U.S. market saw revenue declines of 74% and 10%, respectively, as compared to the same period in 2013. Revenue from our Canadian business saw a decrease of 19% as compared to the same period in 2013.
The activity that resulted in a 4% decrease in our North America segment revenue for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily attributable to:

•
A decrease of $1,094,000, or 19%, in Canadian unit and service revenue, primarily due to a decrease of $1,773,000, or 47%, in service revenue driven primarily by a 44% decline in the average number of subscribers to 18,000 for the nine months ended September 30, 2013, partially offset by a $680,000, or 36%, increase in product revenue as the number of base units sold during the year increased 26% and average revenue per unit increased 8%;

•	A decrease of $1,027,000 in revenue from the sale of warranty products, primarily due to increased volume under our pre-install model; partially offset by

•	A decrease of $185,000, or 3%, in revenue from our Early Warning products;

•	A decrease of $551,000, or 74%, in revenue from the sale of motorcycle units;

•	An increase of $471,000, or 70%, in sales promotions offered; and

•	An increase of $349,000, or 1%, in U.S. unit revenue due to a 5% increase in unit volume offset by a 4% decrease in average revenue per unit.
Revenue related to our International segment increased $436,000 for the nine months ended September 30, 2014 as compared to the same period in 2013. The increase was primarily due to an increase of $1,313,000, or 48%, in revenue from our Italy business. The increase was partially offset by a decrease of $672,000, or 4%, in product revenue from our licensees due to a 3% decrease in average revenue per unit and a 1% decrease in unit volume, and a $206,000, or 17%, decrease in revenue from the sale of infrastructure components, royalty and license fees from our licensees for the nine months ended September 30, 2014 compared to the same period in 2013.
Revenue related to our All Other segment decreased $62,000 for the nine months ended September 30, 2014 as compared to the same period in 2013.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (in thousands):

	Nine Months Ended September 30,		Percentage Change
	2014	2013	2014 vs. 2013
North America	$42,626	$35,953	19%
International	11,688	9,177	27%
All Other	731	703	4%
Total cost of goods sold	$55,045	$45,833	20%
As a percentage of total revenue, total cost of goods sold was 57% and 46% for the nine months ended September 30, 2014 and 2013, respectively.
As a percentage of North America revenue, cost of goods sold relating to our North America segment was 59% and 48% for the nine months ended September 30, 2014 and 2013, respectively. The increase in cost of goods sold as a percentage of revenue was primarily due to an accrual recorded during the first nine months of 2014 for the estimated costs and expenses associated with our global quality assurance program related to the evaluation of certain batteries which have exhibited degraded performance below our quality standards as discussed in Note 10 to the unaudited condensed consolidated financial statements of this report as well as a 5% decrease in average revenue per unit.
As a percentage of International revenue, cost of goods sold relating to our International segment was 52% and 42% for the nine months ended September 30, 2014 and 2013, respectively. The increase was primarily due to an accrual recorded during the first nine months of 2014 for the estimated costs and expenses associated with our global quality assurance program related to the evaluation of certain batteries which have exhibited degraded performance below our quality standards as discussed in Note 10 to the unaudited condensed consolidated financial statements of this report, as well as a 3% decrease in average revenue per unit and a shift in product mix.
As a percentage of All Other revenue, our cost of goods sold associated with the All Other segment was 23% and 22% for the nine months ended September 30, 2014 and 2013, respectively.

Operating Expenses
The following table presents our operating expenses (in thousands):

	Nine Months Ended September 30,		Percentage Change
	2014	2013	2014 vs. 2013
Product development	$4,509	$4,026	12%
Sales and marketing	25,172	24,247	4%
General and administrative	26,463	27,345	(3)%
Depreciation and amortization	2,607	2,914	(11)%
Total operating expenses	$58,751	$58,532	—%
Product Development
As a percentage of total revenue, product development expenses were 5% and 4% for the nine months ended September 30, 2014 and 2013, respectively.
Product development expenses increased $483,000 for the nine months ended September 30, 2014 as compared to the same period in 2013, primarily due to an increase of $157,000 in consulting expense and a $187,000 increase in research and development expenses.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 26% and 24% for the nine months ended September 30, 2014 and 2013, respectively.
The increase of $925,000 of sales and marketing expenses for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily attributable to:

•
Increased compensation expense of $615,000, primarily resulting from a $1,379,000 increase in salaries largely due to new employees having been hired during the fourth quarter of 2013 and first nine months of 2014, a $487,000 increase in severance expense, and a $259,000 increase in benefits expense, partially offset by a $1,478,000 decrease in commissions and bonus expense;

•	Increased advertising expense of $319,000;

•	Increased expenses relating to lead generation services for our telematics business of $392,000; partially offset by

•	Decreased market research expenses of $382,000.
The remaining change was due to smaller changes in various other sales and marketing accounts.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 27% for both the nine months ended September 30, 2014 and 2013.
The decrease in general and administrative expenses of $882,000 for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily attributable to:

•	A decrease of $2,178,000 in outside legal expenses due to decreased litigation;

•
A decrease in compensation expenses of $1,577,000, primarily related to a $1,503,000 decrease in bonus expense, a $809,000 decrease in salaries expense and a $184,000 decrease in stock based compensation expense, partially offset by a $234,000 increase in severance expenses and an $758,000 increase in benefits expense;

•	A decrease in patent counsel expenses of $120,000;

•	A decrease in training expenses of $131,000; and

•	A decrease in travel expenses of $106,000; partially offset by

•	An increase of $359,000 in expenses related to maintenance contracts;

•	An increase of $711,000 in consulting expenses;

•	An increase of $328,000 primarily relating to increased general and administrative expenses at SCI;

•	An increase of $353,000 in bad debt expense;

•	An increase of $213,000 in recruiting expenses;

•
An increase in sales tax expense of $675,000, relating primarily to the settlement of taxes and penalties owed in the Brazilian ICMS Tax Assessment discussed in Part II, Item 1, “Legal Proceedings”; and

•	An increase of $623,000 relating to our reduction during the second quarter of 2013 of the accrual for the settlement of certain California wage-and-hour class and collective action lawsuits.
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expenses were 3% for both the nine months ended September 30, 2014 and 2013.
Depreciation and amortization expenses decreased by $307,000, or 11%, for the nine months ended September 30, 2014 as compared to the same period in 2013. The decrease is primarily related to the retirement of assets and certain assets becoming fully depreciated during 2013 and the nine months ended September 30, 2014.
Other Income (Expense)
The following table presents our other income (expense) (in thousands):

	Nine Months Ended September 30,		Percentage Change
	2014	2013	2014 vs. 2013
Interest income	$6	$73	(92)%
Interest expense	(697)	(701)	(1)%
Other, net	(56)	736	(108)%
Total other income (expense)	$(747)	$108	(792)%
Total other income (expense) for the nine months ended September 30, 2014 changed by $855,000, from income of $108,000 for the nine months ended September 30, 2013, to expense of $747,000 for the same period in 2014. This change is primarily due to a $666,000 decrease in gains from the sale of marketable securities.
Provision (Benefit) for Income Taxes
We recorded a worldwide benefit for income taxes of $179,000 for the nine months ended September 30, 2014, which is primarily related to our Irish subsidiary. The effective tax rate was higher than the U.S. statutory rate as a result of recording a tax benefit on our year-to-date Irish loss and recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continued to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at September 30, 2014.
We recorded a $3,241,000 benefit for income taxes for the nine months ended September 30, 2013. This amount is primarily related to discrete tax benefits of $2,450,000 and $997,000, due to the release of tax reserves associated with the settlement of tax examinations and an expiration of a statute of limitations during the second and third quarters, respectively. The effective tax rate is higher than the U.S. statutory rate as a result of recording a significant tax benefit associated with the release of tax reserves during the second and third quarters. We recorded a tax provision on our year-to-date Irish profits and are recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We maintained a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at September 30, 2013.
Net Loss Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net loss attributable to LoJack Corporation increased by $15,690,000, from $1,380,000 for the nine months ended September 30, 2013 to $17,070,000 for the nine months ended September 30, 2014. For the nine months ended September 30, 2014, the net loss per share attributable to LoJack Corporation was $0.95 per diluted share as compared to a net loss of $0.08 per diluted share in the same period in 2013.
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

SCI has issued 11% Convertible Promissory Notes, totaling $1,482,000 , which mature on August 1, 2017. The amount of the notes due to noncontrolling holders of SCI is $478,000 and is classified as long-term debt on our consolidated balance sheet.
On December 29, 2009, we entered into the Credit Agreement with RBS Citizens, N.A., as Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provides for a multicurrency revolving credit facility in the maximum amount of $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate currencies). The maturity date for the revolving credit loan was July 31, 2015. On September 19, 2014, we entered into a fifth amendment to the Credit Agreement. The amendment provides for: (i) an extension of the maturity date for revolving credit loans under the Credit Agreement to July 31, 2017; (ii) a modification to the stock repurchase covenant providing for stock repurchases of up to $5,000,000 for the period commencing on the date of the amendment through the maturity date; (iii) a modification to the Debt Service Coverage Ratio to exclude permitted stock repurchases from such calculation; (iv) deletion of the financial covenant regarding capital expenditures; and (v) modifications to certain definitions including Applicable Margin and Consolidated EBITDA. As a result of the amendment, certain one-time costs related to legal proceedings and restructuring matters will be excluded in determining our compliance with applicable financial covenants in the Credit Agreement, and costs associated with the reported battery performance issue will be recognized on a net cash flow basis for this purpose.
As of September 30, 2014, we had total outstanding borrowings of $10,000,000 under the Credit Agreement. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of September 30, 2014 was 2.904%. As of September 30, 2014, we also had two outstanding irrevocable letters of credit in the aggregate amount of $691,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement contains limitations on repurchases of common stock and certain investments, acquisitions and/or mergers and prohibits disposition of assets other than in the normal course of business. Additionally, we are required to maintain certain financial performance measures including maximum leverage ratio, minimum cash flow coverage ratio, minimum quick ratio and maximum capital expenditures. The payment of dividends under the Credit Agreement was prohibited in 2013, and currently is permitted but only to the extent such payments do not affect our ability to meet certain financial performance measures. Failure to maintain compliance with covenants could impair the availability of the loans under the facility. At September 30, 2014, we had borrowing availability of $10,823,000, which was not limited by the results of our borrowing base calculation. At September 30, 2014, we were in compliance with all of the financial and non-financial covenants in the Credit Agreement.
The Credit Agreement terminates on July 31, 2017, at which point all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our U.S. domestic subsidiaries and is secured by all domestic assets, including our intellectual property, and a pledge of 65% of the capital stock of LoJack Ireland.
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
On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock under a trading plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, or the Exchange Act, and additionally renewed the remaining management discretionary authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the Repurchase Plan. We did not repurchase any shares under the Repurchase Plan during the first nine months of 2014. Under our existing Credit Agreement, our repurchase activity is limited to $5,000,000 for the period beginning September 19, 2014 through July 31, 2017.
We expect our continuing operations and expansion of the Italian stolen vehicle recovery network and LoJack Canada’s operating cash deficit, combined with our longer term international investment requirements and domestic expansion, to be funded using existing cash, cash flows from operations and, if needed, our existing credit facility.
For the nine months ended September 30, 2014, we had capital expenditures of $5,855,000. We expect our total capital expenditures for 2014 to be between $6,000,000 and $8,000,000. We have funded our 2014 expenditures to date out of our working capital, which was $21,943,000 as of September 30, 2014, and also expect to fund the remainder of these expenditures out of our existing working capital. Non-discretionary capital expenditures budgeted for 2014 include $2,000,000 to $2,500,000 for enhancement of our core tracking and recovery technology. Discretionary expenditures for 2014, which could be delayed to a future period, include $4,000,000 to $5,500,000 for our investments in our Enterprise Resource Planning system and additional hardware infrastructure.
We earn a significant amount of our operating income outside the U.S., which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, $12,434,000 of cash and cash equivalents are held by foreign subsidiaries at September 30, 2014. Of the $12,434,000 of cash and cash equivalents held by foreign subsidiaries, $10,910,000, or 88%, is held in USD denominated accounts, with the remaining $1,524,000 held in foreign currency denominated accounts. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash, cash equivalents, short-term investments, cash flows from operations and our borrowing capacity under our Credit Agreement to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as material capital expenditures, for the next twelve months. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for the next twelve months.
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
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash provided by (used in):
Operating activities	$(9,059)	$(8,096)
Investing activities	(5,803)	(786)
Financing activities	4,180	2,111
Effect of exchange rate changes on cash	(133)	103
Decrease in cash and cash equivalents	$(10,815)	$(6,668)
Cash used in operating activities increased by $963,000 during the nine months ended September 30, 2014, compared to the same period in 2013. The increase was primarily attributable to an increase of $15,356,000 in our losses excluding non-cash items, partially offset by an increase in cash provided by other working capital items of $14,932,000.
Investing activities used $5,803,000 of cash during the nine months ended September 30, 2014, as compared to $786,000 of cash used during the same period in 2013. The $5,017,000 increase in cash used for investing activities was primarily due to a decrease of $2,468,000 in cash provided by the sale of marketable securities, an increase of $2,303,000 in capital expenditures, and a $131,000 decrease in restricted cash activities.
Financing activities provided $4,180,000 of cash during the nine months ended September 30, 2014, as compared to providing $2,111,000 of cash during the same period in 2013. The $2,069,000 increase was primarily attributable to a $1,766,000 increase in proceeds, net of repayments, from our debt and short term borrowings under our existing Credit Agreement, an increase of $419,000 in cash received for the exercise of stock options, and a $111,000 decrease in cashed used for the repurchase of common stock, partially offset by a $227,000 increase in tax withholdings on restricted stock lapses.
Item 3.        Quantitative and Qualitative Disclosures about Market Risk
We have limited exposure to market risk due to the nature of the financial instruments carried on our consolidated balance sheet. Our financial instruments as of September 30, 2014 consisted of cash and cash equivalents, marketable securities, other assets, accounts receivable, accounts payable, accrued liabilities, long-term debt and credit facilities. Our financial position is subject to market risk, including, but not limited to, changes in the value of financial instruments including those resulting from changes in interest rates, foreign currency exchange rates and market valuation. As of September 30, 2014, the fair value of these financial instruments approximated their carrying values.
We are exposed to changes in interest rates primarily through amounts outstanding under our Credit Agreement. As of September 30, 2014, we analyzed the effect of interest rates on our variable-rate Credit Agreement, for which there was $10,000,000 of outstanding borrowings. Based on the outstanding borrowings under the Credit Agreement at September 30, 2014, a 1% increase in the interest rate would result in an additional $100,000 of annual interest expense.
We are subject to foreign currency risk through our international operations. As of September 30, 2014, we held cash denominated in foreign currencies, primarily in the Euro, Canadian Dollar, and Brazilian Real. These assets accounted for approximately 12% of our total cash and cash equivalents held by our foreign subsidiaries at September 30, 2014. We translate accounts for subsidiaries whose functional currency is not the U.S. Dollar using exchange rates in effect at period-end for assets and liabilities, and exchange rates averaged over the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the consolidated statement of operations. As a result, both positive and negative currency fluctuations against the U.S. Dollar may affect our results of operations and accumulated other comprehensive income. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of our International segment revenue is denominated in U.S. Dollars. This situation may change in the future if there is an increase in our revenue earned or expenses incurred denominated in foreign currencies.
We manage future foreign exchange risk exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge is cost effective. As of September 30, 2014, we had no derivative contracts outstanding. We do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off-balance sheet financing transactions. We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.
Our other assets include our investment in our French licensee, in the form of a publicly-traded common stock, accounted for as an available-for-sale security and valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. During the three and nine months ended September 30, 2014, we recorded unrealized losses on our investment of $71,000 and gains on our investment of $2,000, respectively. During the three and nine months ended September 30, 2013, we recorded unrealized losses on our investment of $98,000 and $156,000, respectively. Realized gains and losses on available-for-sale securities are included in other income (expense).
As of September 30, 2014, we held $21,168,000 of cash and cash equivalents. Of this balance, $1,524,000, or 7%, is denominated in foreign currencies, including the Canadian Dollar, Euro and Brazilian Real. The remaining $19,644,000, or 93%, is denominated in U.S. Dollars. At September 30, 2014, $14,450,000, or 68%, of our total cash and cash equivalents balance was held in money market accounts, with the remaining $6,718,000 held in traditional deposit accounts.
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
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2014, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described below.
During January of 2014, we launched the first live phase of our Enterprise Resource Planning, or ERP, System implementation at our Irish subsidiary. In subsequent periods, the remaining phases of the ERP System implementation will be launched. While the implementation automated certain manual internal controls, it did not materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
As of September 30, 2014, we were subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
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
On November 12, 2013, the Company filed a motion seeking summary judgment on G.L.M.'s three remaining counts as well as its counterclaim against G.L.M. G.L.M. opposed the Company's request for summary judgment and also filed a cross-motion for summary judgment on a portion of its breach of contract claim. The United States District Court, Eastern District of New York heard oral argument on all of these pending motions on February 12, 2014. The Court took all matters under advisement.
On September 19, 2014, the Court entered summary judgment in favor of the Company on G.L.M’s three remaining claims for breach of contract, breach of the duty of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A.  The Court denied G.L.M.’s attempt to amend its complaint on the basis of futility and undue delay.  The Court also entered summary judgment in favor of the Company on its counterclaim for breach of contract.  The Court set a deadline for the parties to provide a schedule to brief the issue of monetary damages related to the Company’s successful counterclaim for breach of contract.
The Company intends to pursue all rights and remedies available to it in connection with its counterclaim. The decision of the Court remains subject to possible appeal by G.L.M.  The Company cannot predict the ultimate outcome of the case nor the amount of damages that the Company may be awarded by the Court.
Brazilian Licensee Litigation
As previously reported, on September 27, 2011, LoJack Ireland, a subsidiary of LoJack Corporation, received a demand for arbitration with the International Centre for Dispute Resolution of the American Arbitration Association (“ICDR”) filed by Tracker do Brasil LTDA (“Tracker”), which licenses the LoJack technology in Brazil. The demand for arbitration was made by Tracker following the stipulation by the parties to the entry of an order in Norfolk Superior Court in Massachusetts that Tracker’s dispute be re-filed for arbitration with the ICDR. The filing alleged interference with contractual relations, fraud/intentional misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Mass. Gen. Laws c. 93A relating to product pricing and the fulfillment of purchase orders to the licensee. The claimant sought, among other things, $55,000,000 in actual damages, treble damages, and attorneys' fees, and also declaratory and injunctive relief.
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

ICMS Tax Assessment
On November 11, 2011, our subsidiary, LoJack do Brasil LTDA, or LoJack do Brasil, received notification of an inspection by the tax authorities of the state of São Paulo, Brazil regarding the payment of ICMS (State Value Added Tax, or VAT) tax. The notification concerns imports which were carried out by trading companies on behalf of LoJack do Brasil and which occurred during the time period from January 1, 2007 through December 31, 2009. In May 2012, the state tax authority issued an assessment against LoJack do Brasil in the amount of BRL $17,371,487 (USD $7,796,547), including penalties and interest that are generally imposed on similar types of tax assessments in Brazil. The assessment arises from a long running dispute between the Brazilian states of Espírito Santo and São Paulo regarding to which state companies like LoJack do Brasil should pay ICMS tax on imports. LoJack do Brasil filed an administrative defense with the São Paulo state tax authority arguing, among other things, that it should not be required to pay ICMS tax to the state of São Paulo, contending that the trading companies were the effective importers of record, that the imported products were physically received in the state of Espírito Santo before they were sent to the state of São Paulo, and that all required ICMS taxes were paid to the state of Espírito Santo.
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
In April 2014, LoJack do Brasil learned that the Tax Inspector of the state of São Paulo ultimately found that the ICMS tax was not timely paid to the state of Espírito Santo in relation to 4 of 11 importations of product. On June 25, 2014, LoJack do Brasil requested a breakdown of the amounts effectively due in order to take advantage of a tax amnesty program, allowing taxpayers to pay reduced interest and penalty on taxes owed. As a result of the foregoing, the Company settled the payment of the tax by paying BRL $2,407,264 (USD $1,098,776) on July 3, 2014. On September 3, 2014, LoJack do Brasil learned that the Tax Authority ratified the payment made by the Company, which definitively closes the administrative proceeding.

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
We rely on third-party manufacturers of our LoJack Units and critical components of LoJack Units. Product quality and liability issues present significant risks. Our efforts and the efforts of our third party suppliers to maintain product quality may not be successful. From time to time, we receive reports from our customers, licensees or partners regarding potential quality issues with respect to our products or components of our products. As of the date of this Quarterly Report on Form 10-Q, we have confirmed that certain batteries manufactured by our former battery manufacturer that were included in certain self-powered LoJack Units sold in the United States and to our international licensees are exhibiting variability in performance that could impact the ability of the LoJack Unit to transmit a signal when called upon for stolen vehicle recovery. As a result of this battery evaluation, we have incurred, and expect to continue to incur, significant costs and expenses, including, but not limited to, costs related to a quality assurance notification program in the United States for vehicle customers currently under warranty, quality assurance programs in other countries and markets, and other business concessions. Costs and expenses related to the battery evaluation or other potential quality issues also may include, among other things, those related to quality assurance programs, product or battery replacements, warranty claims, extension of product warranties, payments or other concessions to our B2B customers, legal or other professional fees, litigation, and harm to our brand image and reputation, any of which could have a material adverse effect on our business, results of operations and financial condition. A product quality issue also could generate substantial negative publicity about our products and business, and could interfere with our manufacturing plans and product delivery obligations as we seek to replace or repair affected products. Although we may have product liability insurance with respect to certain of our products, a number of criteria need to be met in order for our coverage to apply. If we do not have insurance sufficient to cover the costs associated with a product quality issue, the expenses we would incur in connection with a product quality issue could have a material adverse effect on our operating results.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized a stock repurchase plan with total repurchase authority of 3,000,000 shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 to July 31, 2014	634	$5.06	—	1,205,129
August 1 to August 31, 2014	212	4.00	—	1,205,129
September 1 to September 30, 2014	—	—	—	1,205,129
Total	846	$4.79	—	1,205,129
_____________________

(1)
Includes 846 shares withheld from equity awards that vested in July and August of 2014 to satisfy minimum tax withholding obligations that arose upon vesting, which do not impact the shares available for repurchase under the Repurchase Plan.

(2)
On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock, and additionally renewed the remaining management discretion authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. The plan does not have a stated expiration date.

Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information

Not applicable.

Item 6.        Exhibits
(a) Exhibits

Exhibit
No.	Description
10.1*	Fifth Amendment to Multicurrency Revolving Credit Agreement, dated as of September 19, 2014, by and among LoJack Corporation, Citizens Bank, N.A., TD Bank, N.A., and the other parties named therein.
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification.
32**	Certification Pursuant to 18 U.S.C. Section 1350.
101**
The following materials from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

______________________

*	Indicates an exhibit which is filed herewith.
**	Indicates an exhibit which is furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation Registrant
Date: November 10, 2014	By:	/s/ Randy L. Ortiz
Randy L. Ortiz
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2014	By:	/s/ Casey Delaney
Casey Delaney
Vice President, Controller, Acting Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)