Form 10-K
period 2014-12-31
LOJACK CORP
filed 2015-03-16
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2014
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 001-08439

LOJACK CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Massachusetts	04-2664794
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

40 Pequot Way	02021
Canton, Massachusetts (Address of Principal Executive Offices)	(Zip Code)
(781) 302-4200
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.01 par value Preferred Share Purchase Rights	NASDAQ Global Select Market
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☑

The aggregate market value of our common stock, $.01 par value per share, held by non-affiliates was approximately $95,037,000 as of June 30, 2014. The aggregate market value of common stock indicated is based upon the last traded price of the common stock as reported by NASDAQ on June 30, 2014.

As of March 3, 2015, there were 18,953,863 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement to be filed for our Annual Meeting of Shareholders.

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
PART I

ITEM 1 — BUSINESS
OVERVIEW
LoJack is a global leader in providing after-market safety, security and protection products and services for tracking and recovering cars, trucks and other valuable mobile assets. For nearly 30 years, LoJack has been built upon strong and open relationships with law enforcement, licensees and automotive dealers. LoJack’s proprietary wireless technology network has led to the recovery of nearly $4 billion of stolen vehicles globally.
In 2013, LoJack® Fleet Management powered by TomTom was introduced. LoJack’s fleet management is a customizable solution designed for managing and optimizing businesses with on-road fleets ranging from 5 to 5,000 vehicles. These fleet management solutions enable companies to identify ways to cut costs and improve revenue generating activities, and position LoJack for becoming a provider of tools that can help companies build a robust business.
In 2014, LoJack® Connect for Equipment was announced, and is a solution for owners of off-road equipment that allows companies to optimize equipment use, as well as track its whereabouts.
LoJack is evolving towards being a provider of products and services for the “connected car” and a future of connecting people with information and technology, both inside and outside their vehicle, tailored to their individual lives and their needs to increase the safety and security of their vehicle.
SEGMENT OPERATIONS
We have three separately reported business segments: North America, International and All Other. Our North America segment is comprised of our domestic operation, which sells products that operate in 29 states and the District of Columbia in the United States, and our Canadian operation, which provides recovery products and services in the Provinces of Ontario and Quebec. Our International segment sells products and licenses or owns and operates LoJack proprietary vehicle recovery technology in 30 countries and territories throughout Europe, Africa and Latin America and through our wholly owned subsidiary in Italy, LoJack Italia, SRL, or LoJack Italia. Our All Other segment includes LoJack SafetyNet Inc., or SafetyNet, which provides technology to track and rescue people at risk of wandering, or people at risk, and LoJack SC-Integrity, Inc., or SCI, which provides technology to track and recover valuable cargo and business information.
For financial information about our segments, and for information reported by geographic area, see Note 12 to our consolidated financial statements contained in this Annual Report at Item 8.
THE LOJACK SYSTEM, PRODUCTS AND TECHNOLOGY
The LoJack Stolen Vehicle Recovery System
The LoJack Stolen Vehicle Recovery System, or the LoJack System, is based on very high frequency, or VHF, technology. In the United States, the LoJack System is comprised of three components: (1) a Registration System, which we maintain and operate; (2) a Sector Activation System, or SAS, and Vehicle Tracking Units, which we collectively refer to as the Law Enforcement Components, each of which is maintained by us and operated by law enforcement officials; and (3) a LoJack Unit, which is installed in customers’ vehicles or equipment. In North America and Italy, the LoJack System is designed to be integrated with existing law enforcement computer systems and telecommunication systems and procedures. If a vehicle equipped with a LoJack Unit is stolen, its owner reports the theft to the local police department. If the theft is reported in a jurisdiction where the LoJack System is operational, a unique radio signal is automatically transmitted to the LoJack Unit in the stolen vehicle, activating its tracking signal. The Vehicle Tracking Unit, installed in police patrol cars and aircraft in the coverage areas (for detail see the section titled "Global Presence" below), is used by law enforcement officers to lead them to the stolen vehicle using VHF direction-finding technology to locate the LoJack Unit emitting the tracking signal. In Canada and Italy, the tracking of stolen LoJack equipped vehicles is currently performed by our personnel or by private parties under contract with us, and once a LoJack equipped stolen vehicle is located by our tracking team, we rely on local law enforcement agencies for the actual recovery.
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

•	Insurance premium discounts which are mandated or offered in some foreign markets and some states within the United States; and

•	Reduction of the emotional and financial distress if a customer’s vehicle is stolen because the likelihood of recovery is increased.
Additionally, we believe that the LoJack System benefits law enforcement agencies by providing an effective tool for combating vehicle theft and helping to apprehend the suspects behind such crimes.
Finally, unlike systems based on Global Positioning System, or GPS, technology, our technologies can penetrate buildings and containers for the effective tracking and recovery of stolen mobile assets hidden from view, while GPS technology is easily jammed by such interferences. We differ from such GPS products in that our products are covert without any visible antennas or markings on the vehicle indicating presence of the LoJack System. Additionally, the direct integration of the LoJack System with law enforcement in the United States results in the automatic activation of the LoJack Unit upon the vehicle owner’s report of the theft to police and, therefore, no third-party intermediaries are involved in the activation or tracking process.
LoJack® Unit
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

The LoJack® Fleet Management System Powered by TomTom
In 2013, we entered into a Value Added Distributor and Reseller Agreement with TomTom to provide certain TomTom products and services. Under the agreement, we have been appointed as a non-exclusive dealer in the U.S., Mexico and Canada to promote, market, activate and sell certain TomTom products. The LoJack Fleet Management System is a comprehensive GPS-based advanced telematics system designed for tracking and managing fleets ranging from 5 to 5,000 vehicles. It can be customized to fit the business needs of a wide range of companies in diverse industries.
The LoJack Fleet Management System provides business intelligence that allows fleet managers to achieve a wide range of operational efficiencies including maximizing fuel economy, minimizing driver/labor costs, extending fleet vehicle life cycle, optimizing customer service, and ultimately, increasing business productivity and profitability.
We believe that the specific benefits of the LoJack Fleet Management System include the following:

•	Increased profitability

•	Easily locating vehicles and dispatching the closest driver to a jobsite.

•	Identifying faster routes to job sites, saving time and fuel costs and enabling higher daily productivity per worker.

•	Reducing overtime pay as workdays become more productive.

•	Predicting preventative maintenance intervals, reducing downtime and missed maintenance windows

•	Improved driver safety

•	Actively coaching drivers to reduce speed and other risky driving behaviors.

•	Reducing the distraction of using a mobile phone while on the road with text-to-speech capabilities.

•	Improved customer service

•	More accurate estimated times of arrival to customers.

•	Confirming job completion with accurate driver logs.

•	Serving more customers with efficient on-time service.

•	Improved business through Critical System Integration

•	Connecting driver activity to critical office systems with well documented Application Program Interfaces, or APIs, the fleet management SaaS (WEBFLEET) allows for a streamlined business process.
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
LoJack® Connect for Equipment
In 2014, LoJack signed an agreement to sell off-road equipment fleet management systems made by Trackunit S/A of Denmark. The agreement appoints LoJack as the non-exclusive reseller of their ruggedized telematics devices to companies for their equipment tracking needs. Trackunit is already the largest machine telematics device maker in its home market, indicating that the technology and benefits set are robust and in demand. The products will allow LoJack to pursue the rapidly growing telematics opportunity in the United States in the area of machine telematics.
The LoJack Connect product will address three segments of the market:

•
Equipment Rental Firms - These companies will employ telematics to monitor equipment rental usage and location, and help streamline preventative and acute maintenance servicing. By giving them insight into actual usage (vs. contracted) it will unlock the opportunity to align billing terms to actual usage in near real time, giving the telematics solution a strong return on investment. Maintenance work will be streamlined as companies will know when service intervals are due with accuracy, and eliminate searching large work zones for rental equipment to perform service.

•
Original Equipment Manufacturers (OEMs) - OEMs have an opportunity to learn more about their equipment performance in the field, and, in a world where telematics are becoming the norm for equipment, give them the opportunity to buy their telematics system instead of building one internally. This “buy” strategy shortens the time to market, and increases the competitiveness in the marketplace. The machine data collected from their machines can help with preventative maintenance planning, and give better insight into diagnosing issues via trouble codes that can be transmitted over the air to the OEM or their customer.

•
Construction Company End Users - These firms will benefit from knowing the overall utilization of their owned or rented equipment. By knowing the utilization, companies can do better resource planning, reducing the overall costs of delivering their projects on time and on budget.

The LoJack Connect for Equipment product is comprised of a GPS-based location device and SaaS-based application used for tracking, monitoring and reporting from desktop browser to smartphones and tablets. The device is ruggedized and is suitable for construction environments where dust and wet environments prevail. The SaaS is robust and directed at the equipment owner who needs information on utilization of the equipment in order to work at optimum levels across a large jobsite. Because the management system can be accessed via mobile devices, users can manage from the field in real-time. The system offers API’s that can be tied to Enterprise Resource Planning software, allowing companies to bring the telematics information into their systems and have higher operational awareness and efficiency.
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
Boomerang® Unit
The Boomerang Unit is the component of the Boomerang System that is installed in a customer’s vehicle. The Boomerang Unit consists of a cellular band VHF transponder with antenna, microprocessor and power supply. We continue to support the Boomerang Units sold prior to the transition to LoJack Units during 2011; however, we no longer offer the Boomerang Unit products for sale. For a listing of the Boomerang Unit product suite previously offered and a description of its functionality, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
SafetyNet by LoJack™
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
Warranties and Brand Licensing
We also offer warranty products that may be purchased as a supplement to the original purchaser’s warranty. These warranty products include: LoJack Extended Limited Recovery Warranty, LoJack Protection Plus 5000 (offered in all U.S. states except New York) and LoJack Protection Plus 5000 (New York only). For more information on our warranty products, see the section titled "Product Warranty" below.
We license to Absolute Software Inc., a Vancouver, British Columbia company, or Absolute, the right to market its portable computer and mobile device theft recovery products under the brand name LoJack for Laptops®. When a computer or mobile device with LoJack for Laptops® is reported stolen and subsequently connects to the internet, a signal is sent to Absolute’s monitoring center to identify its location and provide certain other information. Absolute then works with local law enforcement and internet service providers to recover the computer or mobile device. Device users with LoJack for Laptops® can also remotely lock, locate their device or delete sensitive files to prevent identity theft.
We own approximately 64% of SCI. We license to SCI the use of the LoJack brand name for its cargo tracking and recovery solution, called LoJack InTransit™. LoJack InTransit™ uses three technologies (VHF, GPS and Global System for Mobile Communication, or GSM) in combination, to deliver a comprehensive solution for the prevention, detection, investigation and recovery of stolen cargo.
GLOBAL PRESENCE
As of December 31, 2014, the LoJack System was operational in 29 states and the District of Columbia in the United States. We have available statewide coverage, defined as coverage of at least 80% of the state population, in Arizona, California, Connecticut, the District of Columbia, Maryland, Massachusetts, Michigan, New Jersey and Rhode Island. We have coverage available in major metropolitan areas, cities and high crime areas in Colorado, Delaware, Florida, Georgia, Illinois, Louisiana, Nevada, New Hampshire, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia and Washington. We became operational in the state of New Mexico in early 2014. We identify and define coverage areas based on a qualitative analysis of population density, new car sales and geography.
Our Canadian subsidiary, LoJack Canada, had 2014 sales in the provinces of Quebec and Ontario. During the fourth quarter of 2014, we announced our plan to consolidate and streamline our Canadian operations by integrating and supporting core functions (such as Sales, Operations, Human Resources, Legal and Law Enforcement) out of our U.S. Headquarters. In addition, we will be refocusing our market strategy in Canada by concentrating on dealer sales and commercial markets in the province of Ontario, while continuing to support all of our Canadian customers who have existing stolen vehicle recovery products installed on their vehicles.
Our stolen vehicle recovery technology is also operational in 30 other countries and territories around the world. Internationally, we have a licensed presence in countries located in Latin America, Europe and Africa. In 2006, we began commercial activities in Italy through a wholly-owned subsidiary, and now have a national presence in Italy.
BUSINESS MODEL
North America Segment
Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning Units and related products and extended product and recovery warranties to automobile dealers, which include automobile dealers, dealer groups, and automotive accessory retailers, who resell the units to consumers. There are no additional monthly fees or service contracts associated with the sale of LoJack Units, LoJack Early Warning Units or extended product and recovery warranties. Approximately 86% of our revenue in the United States during 2014 originated through this distribution network of automobile dealers. Expansion into additional markets beyond the automotive market through products such as LoJack for Construction Equipment and LoJack for Motorcycles leverages our existing network and requires no additional infrastructure. Approximately 8% of our revenue in the United States was derived from the sale of LoJack for Construction Equipment units and LoJack for Motorcycles units during 2014.
We contract with and certify select dealers and other third parties to install our products. In 2014, 48% of our products sold in the United States were installed by third parties, compared to 53% in 2013 and 61% in 2012. We monitor the quality of these installations through an extensive quality control process.
Our revenue in Canada is derived primarily from the sale of LoJack Units and from service contracts related to the monitoring and recovery of legacy Boomerang Units. Customers who purchased a legacy Boomerang Unit (prior to the transition to LoJack Units) were required to enter into a service contract with LoJack Canada. The terms of service contracts offered ranged from 12 to 60 months and were generally payable in full upon the activation of the related unit or renewal of a previous service contract. Customers were also offered a month-to-month option. Beginning in 2011, we introduced the LoJack technology in Canada and the business model and product offerings are now similar to those of the United States. Approximately 58% of our revenue in Canada during 2014 was derived from the unit sales through automotive accessory retailers and automobile dealers, while the remaining 42% was derived from associated service contracts. As of December 31, 2014, there was approximately $427,000 of deferred revenue resulting from approximately 3,800 active Boomerang Unit service contracts in Canada. As we continue to transition the customer base in Canada to LoJack Units, we expect the number of service contracts and related deferred revenue to decrease correspondingly. As of December 31, 2014, there was also approximately $1,506,000 of deferred revenue on LoJack Unit sales in Canada.
Certain insurance companies in Canada offer rebates to customers who install a stolen vehicle recovery product in their vehicles, and in some instances, insurance companies require installation of a stolen vehicle recovery product in such vehicles.

Revenue from the North America segment accounted for 70%, 71% and 70% of our consolidated revenue for the years ended December 31, 2014, 2013 and 2012, respectively.
International Segment
Our International segment headquarters is located in Dublin, Ireland. Our subsidiary, LoJack Equipment Ireland Limited, or LoJack Ireland, licenses the LoJack technology and supports business development, administrative and distribution activities for our International segment.
LoJack technology is operational in 30 countries and territories outside of the North America segment. We have developed our technology such that the LoJack System can be used by local law enforcement, by our licensees’ own security organizations, or by a combination of both. International revenue is derived from the sale of LoJack Units, system infrastructure components, royalties, licensing fees and subscription and installation services. International licensing agreements are denominated in U.S. dollars and are generally structured with up-front licensing fees. Our license agreements provide that we supply components and products at prices to be determined from time to time and/or receive royalties based upon the licensees’ LoJack based revenue. Approximately 91% of our international revenue was from the sale of LoJack Units during 2014.
At December 31, 2014, we held a 12.5% equity investment, with a carrying value of $1,541,000, in our Mexican licensee; a 5.5% equity investment, with a carrying value of $277,000, in our French licensee; and a 17.5% equity investment with a carrying value of $500,000, in our Benelux licensee. In addition, we hold a 5% equity interest in our licensee in Argentina, for which we have no carrying value in our financial statements.
LoJack Ireland provides support to our wholly-owned subsidiary, LoJack Italia, which has commercial operations in Italy. Since 2005, we have invested approximately $36,000,000 (comprised of LoJack network build-out and operating losses) in LoJack Italia. We estimate this business will require an additional investment of approximately $500,000 to $1,000,000 over the next two years.
Our revenue in Italy is derived primarily from the sale and installation of LoJack Units and related service contracts. Purchasers of LoJack Units in Italy are required to enter into a service contract with LoJack Italia. The majority of service contracts offered have terms which range from 12 to 84 months and are generally payable in full upon activation of the related unit or renewal of a previous service contract. Approximately 58% of our revenue in Italy during 2014 was derived from the sale of LoJack Units, while the remaining 42% was derived from associated service contracts. As of December 31, 2014, there was approximately $3,049,000 of deferred revenue resulting from approximately 47,300 active service contracts in Italy.
Revenue from the International segment accounted for 27%, 26%, and 23% of our consolidated revenue for the years ended December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014 and 2013, our South African licensee, Tracker South Africa, accounted for 11% of total revenue. For the year ended December 31, 2012 no international licensee accounted for more than 10% of total revenue.
All Other Segment
Revenue in our All Other segment is derived primarily from SCI and SafetyNet and accounted for 3% of total revenue in 2014, 2013 and 2012. SCI revenue is derived from the sale, lease or service of tracking devices as well as subscription fees for monitoring service alerts and activity reporting. At December 31, 2014, there was approximately $64,000 of deferred revenue relating to SCI subscription based services.
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
VEHICLE, ASSET THEFT AND PEOPLE AT RISK
North America Segment
According to the most recent Federal Bureau of Investigation Uniform Crime Report for 2013, a motor vehicle is stolen in the United States every 45 seconds. In 2013, total motor vehicle theft in the United States was approximately 700,000 vehicles, with an estimated value of $4.1 billion. Most auto theft is carried out by sophisticated thieves, rather than amateur thieves. Thieves typically steal vehicles because of the profit potential of the vehicle’s components sold on the black market. Also, in the United States, the national recovery rate for stolen vehicles has declined from 67% in 1999 to approximately 50% in 2013, near a 30-year low. The National Insurance Crime Bureau also reported that approximately 45,000 motorcycles were stolen in the United States in 2013. Of those motorcycles stolen, only 37% were recovered by law enforcement, making motorcycle owners and the insurance industry vulnerable to loss.
According to Statistics Canada, a federally commissioned statistics bureau, approximately 73,000 vehicles were stolen in Canada during 2013. Of those, approximately 50% of stolen vehicles end up in chop shops, where stolen cars are dismantled for parts to be sold off separately. The Insurance Bureau of Canada reported that each year such crimes cost auto insurers and their policyholders approximately CAD $542 million and, when considering emergency response, court, policing, legal and out-of-pocket expenses, such as deductibles, the annual costs of auto theft in Canada approach CAD $1 billion.
International Segment
Interpol, which provides services for the law enforcement community to optimize the international effort to combat crime, indicated in a recent report that approximately 7.3 million vehicles were stolen globally in 2013.
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
SALES AND MARKETING
North America Segment
Our sales and marketing activities in the United States for stolen vehicle recovery are focused on the automotive channel, through which automobile dealers offer the LoJack Stolen Vehicle Recovery Unit as well as our LoJack Early Warning and Extended Warranty products as options for both their new and used car sales. We market our products to these dealers primarily through a national sales force, which we supplement with independent sales representatives and inside sales representatives. Our salespeople routinely visit new and used car dealers to educate and train dealership personnel on the benefits of the LoJack Stolen Vehicle Recovery System and related products. In certain dealerships, LoJack sales personnel present programs such as the pre-install selling model, and educate the dealership personnel on how installing LoJack Units on every car on their lot can lead to a strong value proposition for the dealer, and help their customers better protect their vehicle investment. We also utilize a direct response program to sell the LoJack product in specific markets, such as the market for classic cars, and to sell extended warranty and related products to our installed end customers. In order to ensure that the LoJack Stolen Vehicle Recovery Unit and related products can be financed as a part of the purchase price of the vehicle, we maintain arrangements with major finance companies to help improve the availability of credit for the end consumers.
The LoJack brand has historically experienced high levels of brand awareness. This brand awareness is beneficial to all existing sales channels and product lines, including automotive, commercial, motorcycle and laptops and may prove beneficial to channels and product lines we may enter in the future.
Building on our already high brand awareness, we continue to drive engagement with dealers and consumers through our digital and direct marketing efforts. We invest proactively in our digital marketing efforts. The LoJack.com website receives over a million visits annually and we speak directly to our end customers through our website and autotheftblog.com, which highlights the real life effectiveness of our products as well as our positive impact on consumers, dealers and law enforcement. With a high number of consumers in the United States who are concerned about car theft, the ability to reach these consumers directly, as well as through well-trained dealership sales personnel, is a key component of our sales and marketing plans. During 2012 and 2013, we also invested in the development of integrated marketing processes and systems to support dealer and consumer sales and marketing. We continue to develop a content marketing program where the threat of auto theft is better understood, providing insight into what vehicles are more susceptible to theft and targeted by today’s sophisticated criminal.
To supplement our in-house installation efforts, we have cooperative arrangements with third parties specializing in after-market sales and installation of vehicle accessories to increase penetration in existing markets in a cost effective manner.
We also market LoJack for Construction Equipment and LoJack Connect directly to owners of commercial equipment and to consumers, using a sales force that calls on construction equipment owners and manufacturers, telemarketing representatives and direct mail.
Marketing our products in the construction channel involves a mixture of online and print advertising directed at various construction segments, allowing us to target high value businesses, while also pursuing larger companies through referrals and existing relationships.
Our marketing efforts for LoJack Fleet Management are different than the U.S. automotive channel, and include content marketing and online lead generation techniques. The marketing efforts are diverse and allow us to monitor channel success and optimize for return on investment by marketing effort. Other awareness building efforts include various events and direct marketing to prospects. Finally, we are working with U.S. auto dealers, who sell a larger percentage of their vehicles to local fleets, in order to generate sales leads via their customer base. This referral program pays a bonus fee to the dealership for that activity.
Our Canadian sales and marketing efforts have previously focused on the provinces of Quebec and Ontario. During the fourth quarter of 2014, we announced our plan to consolidate and streamline our Canadian operations by integrating and supporting core functions (such as Sales, Operations, Human Resources, Legal and Law Enforcement) out of our U.S. Headquarters. In addition, we will be refocusing our market strategy in Canada by concentrating on dealer sales and commercial markets in the province of Ontario, while continuing to support all of our Canadian customers who have existing stolen vehicle recovery products installed on their vehicles. We maintain a direct sales force in Ontario whose primary focus is the automotive dealer channel.
International Segment
In territories where our licensees operate, the business, including the sales and marketing efforts, is typically controlled and funded by our international licensees and their respective management teams.
In Italy, our sales and marketing approach is focused on the automotive channel, fleet operators and participants in the insurance segment. Our Italian subsidiary does business with the major fleet and rental car companies operating in Italy. In the automotive channel, LoJack Units, LoJack Early Warning and extended warranties are offered as options on new and used vehicle sales. We use a direct sales force to visit automotive dealerships and to educate and train dealership personnel on the benefits of the LoJack System and related products. We engage with insurance companies, agents and brokers to provide premium discounts. In Italy, some insurance brokers and agents purchase LoJack products and services, which they then offer to financing, captive and leasing companies as a package which includes the LoJack product and service and an insurance policy. We continue to use public relations campaigns with business-to-business accounts such as rental and insurance companies and cooperative advertising initiatives with certain car dealers to promote consumer awareness of our product in Italy.
All Other Segment
SCI’s sales and marketing efforts are currently concentrated in the United States and target global businesses and customers who transport high value cargo by truck or rail. In addition, SCI’s sales efforts target companies who want to integrate valuable supply chain information between multiple locations and cargo integrity data for compliance reporting and risk mitigation.
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
Market Segmentation

•
We have traditionally utilized our own field sales organization for account coverage. We continue to focus our field sales resources on large accounts in order to increase the depth and breadth of coverage within these accounts, increase our focus on the use of agent sales representatives to cover mid-size accounts within their established territories and increase coverage of our inside sales organization. All three areas are focused on dealership acquisition, retention and mutual profitability.

New Products and Services

•
In January 2013, we entered into a strategic alliance with TomTom, through which we offer fleet telematics solutions to small and medium sized businesses, commercial fleets, automotive dealerships and law enforcement agencies. TomTom offers leadership in navigation and location-based services and technology, a successful "Software as a Service," or SaaS, business model and extensive experience in handling large amounts of data. Together, we expect to introduce and scale new products and services for existing and new markets, creating additional value for our customers and partners. LoJack uses a dedicated sales force to go to market, targeting companies who can benefit from optimizing their on-road fleets, thereby extracting efficiencies from their business while growing revenue as a result of the strong telematics product line. We continue to invest in this business and, as of the date of this report, are seeing the market respond well to our offerings.

•
In October 2014, we entered into a strategic alliance with Trackunit A/S to develop and deliver tracking and fleet management solutions for commercial equipment. Our product, sold as LoJack Connect for Equipment, is directed at customers whose businesses specialize in the production, rental, or use of commercial and construction equipment. The construction and commercial equipment industries are increasingly adopting telematics solutions. LoJack Connect for Equipment is a solution comprised of integrated hardware and internet and mobile device applications. It is designed to aid equipment owners to deliver a positive return on investment by monitoring equipment location, supporting preventative maintenance at proper intervals, and optimizing overall equipment use to minimize costs and maximize returns. We believe that our alliance with Trackunit A/S will enable us to have a unique and important position in this market by leveraging our complementary capabilities. LoJack contributes to the partnership our brand strength, North American commercial distribution, stolen vehicle recovery system network, installation network, and unique law enforcement relationships. Trackunit A/S offers leadership in commercial asset tracking, commercial asset management, and location-based services technology. Together, we expect to introduce and scale new products and services for existing and new markets, creating additional value for our customers and partners.

Functional and Technical Excellence

•
Partnering and technology are two key components of our growth strategy. We believe that having the right resources in place to support our growth strategies is crucial to our success. To address our focus on expanding our technology platform, we added the position of Chief Technology Officer in 2013. This position has helped to forge agreements that are allowing us to move to market rapidly with telematics technologies.

•
We are currently in the process of implementing an enterprise resource planning, or ERP, system, which will enable us to simplify our business processes, increase integration with consumers and dealers, support a SaaS subscription revenue business model and automate many of our existing processes, resulting in an improved customer experience. The U.S. portion of our ERP system became operational in February 2015.

Brand Development

•
We believe that increased market coverage, new products and services, and a broader technical platform can increase the value of the LoJack brand by expanding its relevance to consumers and dealers through broader connections and deeper relationships. Those deeper relationships will help LoJack to remain relevant on a regular basis, making up-sell and cross-sell an easier task.

•
We continue to invest in our digital marketing efforts. We highlight the benefits of our products in our digital marketing efforts, while attracting new prospects with various online and digital tools.

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
SafetyNet’s growth strategy focuses on creating consumer awareness of our technology to assist in the search and rescue process for people at risk in select markets, specifically targeting major metropolitan areas within Massachusetts, Rhode Island, Florida and Pennsylvania. Going forward, we have decided to concentrate our efforts on sustaining and expanding our subscriber base within these select markets, and have discontinued, at least temporarily, our efforts to expand our market reach more broadly. We have also decided to concentrate our marketing efforts on publicizing successful search and rescue results, and have discontinued our proactive marketing outreach efforts. We continue to explore strategic alternatives for our SafetyNet business.
PRODUCT DEVELOPMENT
Our product development efforts focus on identifying, designing and creating product solutions that fulfill our brand promise of providing after-market safety, security and protection products and services for the "connected car." In addition to our core offering of SVR (Stolen Vehicle Recovery) products we have been actively developing telematics products that will provide our customers with a richer experience in the connected car space, provide dealerships with tools to better manage and secure their inventory, and provide fleet owners with the capability to optimize their operational efficiency. Additionally, we seek to leverage our knowledge of the processes and systems used by law enforcement operations to facilitate the tracking and recovery or rescue process and ensure that our product road map continues to support our direct integration with law enforcement in the United States and in some foreign jurisdictions. Our products and services are developed either internally or in conjunction with vetted parties.
In 2014, we continued the development of additional telematics system solutions to add to our product offering. The first of these solutions is a dealer lot inventory management system (LoJackIM1™). The LoJackIM1™ solution is composed of an OBD-II (On-Board Diagnostics) plug-in device, and cloud based mobile and enterprise applications. The LoJackIM1™ allows dealerships to quickly locate specific inventory and monitor information such as location, operation, and basic vehicle status. The second telematics solution (LoJack Connect™) is primarily focused on the portable/towable commercial market segment (light towers, generators, etc.). LoJack Connect™ solution is comprised of a professionally installed telematics device (hardwired into the asset to be monitored) and a back-end user interface (mobile and desktop). The LoJack Connect™ system provides the owner/operator with the necessary tools specific to their industry, including the ability to locate assets by report or on demand, monitor performance, and report usage.

In response to customer feedback and market input, in 2014 we began the development of a LoJack telematics solution that integrates our proprietary technology with cellular, GPS, and vehicle interfaces. The expanded capability of telematics with LoJack’s proven solution will yield products that will not only broaden our coverage area but also enhance the user experience in day to day usage of our products.
The eighth generation LoJack Unit is currently under development and will continue to expand on our proprietary power management and wireless protocols. This next-generation product will consolidate new technologies which will allow us to significantly reduce both the size and power consumption of the LoJack Unit. By reducing the size and power consumption of the unit, we are creating a product which can be leveraged into various recovery solution offerings. The reduced size of the eighth generation solution allows for installation in more covert locations within various vehicle types. The development of a self-powered pilot program for the domestic vehicle market was completed in 2014. While early feedback on the program was very positive, additional modifications and enhancements were required and, as such, we are continuing to progress towards delivery of the product in 2015 with roll-out to continue throughout 2016.
In 2013, we began the process of re-architecting the next-generation base station, which is part of the Sector Activation System component of the LoJack Recovery System. As with our LoJack Unit, the next-generation base station design will leverage a platform core approach. The platform approach will help to ensure that our base stations maintain a high degree of reliability and flexibility while incorporating the latest advances in radio technology, including compliance with the FCC 12.5 kHz Narrowbanding mandate. In 2014, we successfully completed initial prototypes and commenced field testing. Further development and testing will continue into 2015 with plans towards initial production release in 2016.
We continue to coordinate the research and development efforts for our North America and International segments. It is our objective to establish a center of excellence to capture global market requirements and, in turn, develop superior products that will delight our customers. In 2014, we re-instituted the Global Technology Advisory Council (GTAC). The GTAC brings technologists from our licensees and subsidiaries together with the LoJack Technologies organization to share ideas and best practices.
Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. Product development expenses totaled $5,730,000, $5,434,000 and $5,410,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
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
PRODUCT WARRANTY
North America Segment
LoJack Limited Warranty. This limited warranty is provided at no cost to the original retail purchaser of a LoJack Unit or a LoJack Unit with Early Warning. This warranty provides the following two benefits:

•
LoJack Parts & Labor Warranty.   This warranty repairs or replaces LoJack Units and Early Warning Key Passes that are defective in material or workmanship for up to two years for LoJack Units and up to 90 days for Early Warning Key Passes after the warranty commencement date. This warranty does not apply to the Early Warning Key Pass batteries.

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
We warrant to consumers that the SafetyNet transmitter will be free from defects in material, workmanship or design for a period of one year from the SafetyNet service start date. If the product proves to be defective in material, workmanship or design within that period, we will replace the transmitter. Under the SafetyNet warranty, our maximum liability may not exceed $500.
PATENTS, TRADEMARKS AND LICENSES
North America Segment
Our strategy regarding intellectual property in our North America segment is multifaceted. We register our trademarks and apply for patents for our inventions after considering a number of factors including, but not limited, to the scope and extent of our portfolio of patents. We protect certain intellectual property as confidential information or trade secrets. We are actively involved in protecting our intellectual property and have undertaken administrative and legal measures against companies, which, in our opinion, have infringed on our rights.
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
In Canada, we hold a patent portfolio that covers location, tracking and recovery using an existing network, vehicle location using a kinetic network, our two-way tracking beacon and anti-jamming technology. The portfolio includes Canadian Patent No. 2,203,302 which expires in 2017 (corresponding to United States Patent No. 5,895,436 which expires in 2016), a Canadian patent application No. 2,435,839 (corresponding to United States Patent No. 7,091,835 which expires in 2023) and Canadian Patent No. 2,395,843 which expires in 2021 (corresponding to United States Patent No. 6,498,565, which expires in 2021).
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

International Segment
In addition to the portfolio described above, we hold patents corresponding to United States Patent Nos. 5,917,423, 6,229,988 and 6,522,698 in a number of jurisdictions that generally expire in the same year. Additional patent applications corresponding to pending United States applications are pending in various countries where we or our licensees either currently do business or intend to do business. In addition, we protect internationally the unpatented trade secrets that are integral to the operation of the LoJack System. We believe that protection of the unpatented intellectual property will continue beyond the expiration of the stated patents, and we license those patents and our trade secrets to our international licensees.
The LoJack name and logo are registered trademarks in many countries internationally.
All Other Segment
SafetyNet and SCI have unpatented intellectual property which we believe is valuable to their respective businesses which we protect as trade secrets. Additionally, United States Patent No. 8,013,735 noted above is material to SCI’s business, and our portfolio includes patents material to the SafetyNet business, particularly United States Patent No. 8,350,695.
COMPETITION
North America Segment
We believe that we have several competitive advantages in the United States, including our proprietary VHF technology and two-way tracking beacon, our distribution networks, our distributed installation capacity, our well-known brand and our integration with law enforcement. Our VHF technology is proven to be effective for the tracking and recovery of stolen vehicles and mobile assets. We hold a patent portfolio that covers vehicle tracking, security and recovery. We have developed a network in the United States that would be very expensive for a competitor to replicate. We have an established distribution network in the automotive and construction channels in the United States. Additionally, in the United States, we have a distributed installation capacity which allows us to go to the customer, rather than requiring the customer to come to us. The LoJack brand has historically experienced high levels of brand awareness, providing us with a strong competitive advantage. The LoJack System is directly integrated with law enforcement in the United States and, as a result, we have a detailed understanding of law enforcement systems and procedures. We are unaware of any competitor who provides a system capable of being operated or actively monitored exclusively by law enforcement agencies. We believe these competitive advantages present substantial barriers to competitive entry into our existing markets.
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
Competition for our Fleet Management and LoJack Connect for Equipment solutions differs significantly from our stolen vehicle recovery solution, with a large number and highly fragmented group of competitors going to market in largely similar ways. The current structure of these industries is a function of the large addressable market for fleet management solutions, the relatively low market penetration of the addressable market, and relatively low barriers to entry. Competition in this market is based upon a large number of factors including installation capability and capacity, brand and reputation, distribution channels, financial resources, and product functionality.
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

The competitive environment in regions with relatively high rates of auto theft, such as many countries in South America and parts of Africa is generally more intense than in regions with lower rates of theft. For instance, the transportation department of the government of Brazil has adopted a regulation requiring all new vehicles be equipped with a tracking device operating on a cellular phone network and utilizing GPS technology. While the law requires vehicles to be equipped with a tracking device, there is no mandate requiring activation of the tracking device. Implementation of this regulation has been delayed by the Brazilian regulatory authorities on a number of occasions, and we have limited visibility into when the regulations will come into legal force and effect. Implementation of this regulation may negatively affect demand for LoJack Units in Brazil. However, we believe that the LoJack VHF direction finding technology will continue to provide a superior stolen vehicle recovery solution due to the covert and randomized nature of installation, and the susceptibility of cellular networks and GPS receivers to jamming.
Competition in Europe has become more intense, with many competitors offering stolen vehicle tracking devices that utilize cellular and GPS technologies. In addition, certain competitors have established relationships with automobile manufacturers and distributors to promote or incorporate their product offerings.
All Other Segment
We believe SCI and SafetyNet face competition from companies selling GPS and cellular phone systems that market themselves as solutions for cargo tracking and tracking and rescuing people as a service offering. We believe that our integration with law enforcement and public safety agencies as well as our VHF technology, which allows for recovery in areas where other technologies may fail, including concrete structures or densely wooded areas, create unique competitive advantages for both SCI and SafetyNet within their relevant markets.
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
EMPLOYEES
As of February 2015, we had a total of 670 full-time employees, 591 of whom were working in the North America segment, 43 of whom were working in the International segment and 36 of whom were working in the All Other segment.
INTERNET ADDRESS AND SEC REPORTS
We maintain a website with the address www.lojack.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC. We also include our corporate governance guidelines, certain policies and the charters for each of the major committees of our board of directors on our website and intend to update these documents if amended as soon as reasonably practicable. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, and the address of that site is www.sec.gov.

EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning our executive officers is set forth below.

Name	Age	Title
Randy L. Ortiz	56	President and Chief Executive Officer
Kenneth L. Dumas	43	Senior Vice President, Chief Financial Officer and Treasurer
Emad S. Isaac	49	Senior Vice President and Chief Technology Officer
Harold E. Dewsnap	53	Senior Vice President and General Manager (U.S. Sales)
Jose M. Oxholm	48	Senior Vice President, General Counsel and Secretary
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
Mr. Dumas joined LoJack in November 2014 as our Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining LoJack, Mr. Dumas served as Chief Financial Officer and Treasurer at Chase Corporation, a NYSE traded multinational manufacturing company producing specialty tapes, coatings and laminates for high reliability applications. Before becoming Chief Financial Officer in 2007, Mr. Dumas served Chase Corporation as Director of Finance and Corporate Controller. From 1993 to 2003, Mr. Dumas worked for PricewaterhouseCoopers LLP, where he was a Senior Manager in the firm’s Assurance Practice.
Mr. Isaac joined LoJack in February 2013 as our Senior Vice President and Chief Technology Officer. Prior to joining LoJack, Mr. Isaac served as Senior Vice President and Chief Technology Officer at Rand McNally, where he created product roadmaps and portfolios for the telematics, navigation, and digital media businesses. He also was responsible for the overall technology direction, manufacturing operations and strategy, advising the CEO and board of directors on technology matters and product offerings. Prior to Rand McNally, Mr. Isaac was Chief Technology Officer at Morey Corporation, an electronics manufacturing services company, from 2005 to 2011. From 2000 to 2005, Mr. Isaac was Systems Architect and Distinguished Member of the Technical Staff at Motorola and has also has served in engineering roles at Navistar International, CAE Electronics and Paramax Defense Systems.
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
Mr. Oxholm joined LoJack in April 2012 as our Senior Vice President, General Counsel and Secretary. Most recently, Mr. Oxholm was the Associate General Counsel for The Goodyear Tire & Rubber Company from July 2010 to April 2012, where he primarily focused on legal affairs for Latin America. From October 2005 to June 2010, he held the position of Director, Latin America Legal Affairs at Goodyear. Before joining Goodyear, Mr. Oxholm held various legal counsel positions at Ford Motor Company between September 2000 and September 2005, serving clients in the United States, Europe, Middle East, Africa and Latin America. Before entering the corporate environment, Mr. Oxholm served at the law firms of Akin, Gump, Strauss, Hauer & Feld, LLP in New York and Thompson Hine LLP in Cleveland.
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
Our business depends on the automotive industry for new vehicle sales in the United States and sales of LoJack products in our particular geographic markets. For instance, a great majority of our domestic gross unit sales for the year ended December 31, 2014 were made through a distribution network consisting of automobile dealers that offer LoJack Units as an option on both their new and used automobiles. Sales levels in the automotive industry may be impacted by, among other things:

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
We believe that these factors, among others such as fuel prices, manufacturer incentives (and consumers' reactions to such offers), inventory availability, product quality and affordability and innovation, could affect vehicle sales levels and sales of LoJack products. Our product sales may differ from overall automotive industry sales due to particular economic conditions and other factors in the geographic markets in which we operate. A decline in the automotive industry or in new or used vehicle sales in our markets could have a material adverse effect on our business, financial condition and results of operations.
Any negative impact on the sales, licensing and marketing efforts of our principal products could adversely affect our business, financial condition and results of operations.
Our business depends primarily on the sale, licensing and market acceptance of our principal product, the LoJack System and related products and services, in the United States, Canada and 30 foreign countries. Because our revenue is dependent on the success of our principal products, any factor affecting their marketability could have a material adverse effect on our business, financial condition and results of operations. Factors that could harm the successful sale and licensing of our products include, among others:

•	If automobile dealers with whom we have relationships stop selling or emphasizing our products in connection with their vehicle sales;

•	If we become over-weighted in low growth vehicle brands or models and/or under-weighted in high growth vehicle brands or models;

•
If law enforcement agencies that currently utilize our LoJack System in the United States do not renew our service contracts or if such law enforcement agencies grant service contracts to our competitors;

•	If we are unable to maintain the FCC frequency used for operation of the LoJack System;

•	If we are unable to fully develop and sustain a market for our products and services in Italy;

•	If we are unable to maintain or increase acceptance in the consumer market for our LoJack products and services;

•	If our foreign licensees are unable to establish or maintain a market for our products in their jurisdictions;

•	If we are unable to develop enhancements to our products as required by market demand;

•	If we are unable to protect our proprietary rights;

•	If one or more of our competitors introduces a product or system that renders our products obsolete or less competitive;

•
If third parties are able to locate or impair the function of LoJack Units or Boomerang Units in vehicles or impair the functioning of the LoJack or Boomerang Systems, potentially adversely affecting our recovery rates; or

•	If vehicle manufacturers adopt practices, implement new technologies or create systems which adversely affect the efficacy of or the need for the LoJack System.
Our inability to maintain and grow sales from our pre-install program could adversely affect our business, financial condition and results of operations.
We achieved a significant portion of our domestic sales in 2014 through our pre-install program with certain automobile dealerships. Pre-install sales accounted for 56% of our unit sales in the domestic dealer channel for the year ended December 31, 2014. This program provides for LoJack Units to be installed on automobiles in a dealer’s inventory in advance of the sale or lease of such automobiles to customers. The dealer makes a profit upon the sale of the LoJack Unit through to the customer at the time of sale or lease of the pre-loaded vehicle. Decreased vehicle margins resulting from price transparency and increased brand competition have put pressure on dealerships to increase profit contributions in other areas of the dealership, including after-market products such as the LoJack System. These factors have contributed to increased dealer receptivity to our pre-install program and increased volumes within selling dealers during 2013 and 2014. Negative changes in the automotive industry or the market for after-market products could result in an unwillingness of dealers to participate in our pre-install program because of the increased financial exposure that they may face from LoJack Units not being sold through to customers. In addition, dealers may decide not to participate in our pre-install program if we are unable to successfully execute and support all phases of the program, including installation of the LoJack Units and training of dealer employees. A decrease in sales through our pre-install program could have a material adverse effect on our business, financial condition and results of operations.
Unfavorable results of pending legal proceedings could materially adversely affect us.
We are subject to various legal proceedings and claims that have arisen which are not yet resolved and additional claims may arise in the future. Some of these matters are described in greater detail in “Item 3 - Legal Proceedings” below. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. Should we fail to prevail in certain matters, we may be faced with significant monetary damages or injunctive relief that could materially adversely affect our business, financial condition and results of operations. Moreover, we have filed, and may in the future file, legal proceedings against third parties or make counterclaims against third parties in proceedings that they initiate. There can be no assurance that we will prevail in such efforts, either on the merits or with respect to particular relief sought, nor any assurance that any awarded damages ultimately will be paid to us.
We face significant competition from OEMs and makers of location based services and automobile products to be sold by automobile dealers.
We compete with other makers of stolen vehicle recovery devices, but more significantly, we also face competition from all products which are sold by automobile dealers in the after-market space, including vehicle security devices, GPS products and navigation systems. Such products compete with us for consumer funds in the automobile products after-market. We also face competition from OEMs, including divisions of well-known automobile manufacturers, who have diversified their product offerings and place increased sales pressure on dealers to purchase OEM-supplied or approved equipment and products. Our ability to adequately respond to changes in the automotive market and to compete effectively is key to our success, and there can be no assurance that we will be able to respond successfully to market changes in the future.
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
If we are unable to maintain our brand and product quality, it may damage our reputation which could have a material adverse effect on our business, financial condition and results of operations.
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
Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning Units and related products and extended product and recovery warranties to automobile dealers and retailers who resell the units to consumers. In 2014, approximately 86% of our revenue in the United States originated through this distribution network of automobile dealers which is geographically diverse, but which includes several large national dealer groups. Our business could be materially adversely impacted by the loss of business with any of the large regional or national dealer groups with whom we conduct business. To the extent that these dealer groups are affiliated with certain automobile brands, our business could also be adversely impacted by a decline in consumer demand for these brands.
We are subject to financial and reputational risks due to product quality and liability issues.
We rely on third-party manufacturers of our LoJack Units and critical components of LoJack Units. Product quality and liability issues present significant risks. Our efforts and the efforts of our third party suppliers to maintain product quality may not be successful. From time to time, we receive reports from our customers, licensees or partners regarding potential quality issues with respect to our products or components of our products. As previously reported, we have confirmed that certain batteries manufactured by our former battery manufacturer that were included in certain self-powered LoJack Units sold in the United States and to our international licensees are exhibiting variability in performance that could impact the ability of the LoJack Unit to transmit a signal when called upon for stolen vehicle recovery. As a result of this battery evaluation, we have incurred, and expect to continue to incur, significant costs and expenses, including, but not limited to, costs related to a quality assurance notification program in the United States for vehicle customers currently under warranty, quality assurance programs in other countries and markets, and other business concessions. Costs and expenses related to the battery evaluation or other potential quality issues also may include, among other things, those related to quality assurance programs, product or battery replacements, warranty claims, extension of product warranties, payments or other concessions to our B2B customers, legal or other professional fees, litigation, and harm to our brand image and reputation, any of which could have a material adverse effect on our business, financial condition and results of operations. A product quality issue also could generate substantial negative publicity about our products and business, result in lower recovery rates for stolen vehicles, and/or interfere with our manufacturing plans and product delivery obligations as we seek to replace or repair affected products. Although we may have product liability insurance with respect to certain of our products, a number of criteria need to be met in order for our coverage to apply. If we do not have insurance sufficient to cover the costs associated with a product quality issue, the expenses we would incur in connection with a product quality issue could have a material adverse effect on our business, financial condition and results of operations.
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

We may be unable to obtain financing on acceptable terms or at all, which would have a material adverse effect on our business, financial condition and results of operations.
We may require additional financing to make future investments in new technologies, products, or international markets, to acquire complementary businesses, or to provide additional working capital. In the future, we may decide to raise additional funds through public or private debt or equity financings to fund our activities. If we issue additional equity securities, shareholder value will be diluted and the new equity securities may have rights, preferences or privileges senior to those of our common stock. In addition, if we raise funds through debt financings, we will have to pay interest and may be subject to restrictive and other covenants, which could negatively impact our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to make strategic investments, develop or enhance our products, take advantage of acquisition and other opportunities, respond to competitive challenges or unanticipated industry changes, or fund our anticipated working capital needs, any of which could have a material adverse effect on our business, financial condition and results of operations.
In March 2015, we entered into a commitment letter with our lenders with respect to an amendment to our existing credit facility which will provide for, among other things, a reduction in our total facility commitment and other restrictions on our future borrowing, including a borrowing base calculated as a percentage of our domestic accounts receivable. The amendment also will require us to maintain a minimum cash balance in the U.S. of $2,000,000 at all times as well as maintain certain financial performance measures. These limitations on our borrowing could result in inadequate funds to make anticipated investments in our business, which would negatively impact our results of operations. Furthermore, if we do not generate sufficient earnings and cash flow from operations, we may fail to comply with our loan covenants and such failure could result in an event of default that, if not cured or waived, could adversely impact our financial condition. In this regard, we failed to satisfy certain of our existing financial covenants in our credit facility for the fiscal year ended December 31, 2014, which our lenders have agreed to waive as part of the amendment to our credit facility. Closing on the amendment to our credit facility and related waivers are subject to certain conditions, including, but not limited to, the completion of definitive documentation and no material adverse changes in our business. If we fail to complete the amendment to our credit facility as anticipated, we may be required to repay, refinance or otherwise restructure our debt, which could have a material adverse effect on our business, financial condition and results of operations.
The steps we have taken and may take in the future to reduce our cost structure may be insufficient to result in consistent profitability.
During 2014, we implemented programs to operate more efficiently and better align our cost structure with our plans for future growth, including the elimination or alignment of positions within our company and a plan to consolidate our Canadian operations to reduce costs and more closely align this business with our U.S. operations. Risks associated with these actions include incurrence of restructuring charges, additional unexpected costs, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business. Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of our restructuring measures, and if we do not, our business, financial condition and results of operations may be adversely affected. Moreover, the steps we have taken and may take in the future may not reduce our cost structure to a level appropriate in relation to our future sales and, therefore, these anticipated cost reductions may be insufficient to result in consistent profitability.
We may not be able to maintain or improve our historical gross margin levels.
During 2014, our gross margin decreased compared to 2013 primarily due to costs related to our restructuring activities and our quality assurance notification program. Price concessions to our international licensees relating to the battery evaluation may result in future margin erosion with respect to sales to those licensees. In addition, our gross margin is impacted by changes in product mix, customer mix and geographic location of sales. In particular, our margin tends to be lower with respect to sales through our pre-install program, and we may experience lower margins with respect to sales of our telematics products and services as we grow this portion of our business. While we have taken steps to try to mitigate margin erosion, there is no assurance that we will be successful. Any failure to maintain or improve our gross margins will adversely affect our financial results.
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

In the United States and Italy, the LoJack System is designed to be integrated into existing law enforcement computer systems and telecommunication systems and procedures. A LoJack Unit will not be effective if the vehicle in which it is installed is located outside a covered jurisdiction where we have procured an agreement with local law enforcement agencies. We have agreements covering 29 states and the District of Columbia in the United States and certain geographical areas of Italy. These agreements are generally for terms of up to five years. Renewal or extension of any of these agreements, either formally or informally, may be subject to competitive bidding. We cannot guarantee that we will be able to renew or extend our existing agreements with local law enforcement agencies or obtain agreements in new target jurisdictions in the future. Our competitors may seek agreements with local law enforcement agencies and if they obtain such agreements, we may be adversely affected. Furthermore, if we are unable to procure and maintain contracts with local law enforcement agencies in our existing and target markets, our financial results will be materially and adversely affected.
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
We currently transfer the majority of the administration and liability obligations associated with these warranty products to a third party upon purchase by the consumer.  State laws and regulations, however, may limit or condition our ability to transfer these administration and liability obligations to third parties, which could in turn impact the way revenue is recognized from these products. Failure to comply with these laws could result in fines or other penalties, including orders by state regulators to discontinue sales of these product offerings as currently structured. Such a result could materially and adversely affect our business, financial condition and results of operations.
Regulations that restrict the importation of our products in certain countries could materially impact our business and results of operations.
We face uncertainty regarding developing governmental regulations in Argentina that may affect sales to our licensee in that country. In February 2012, Argentine authorities began requiring all importers to request and receive approval from the Argentine Tax and Customs Authority prior to each import transaction. As a result, during the remainder of 2012 and early 2013, we did not ship any units to Argentina. Our Argentine licensee informed us that it and its affiliates had developed several commodity export programs with the expectation that our licensee would be permitted to import a dollar amount of goods approximately equivalent to the dollar amount of exports our licensee and its affiliates generate. Subsequently, we were able to make several shipments of product to our licensee in Argentina in 2013 and 2014. However, the amount of these shipments was less than the dollar amount that our licensee told us it had generated to date in exports. Future sales to our Argentine licensee will remain contingent upon the ability of our licensee to comply with government trade policies regulating the importation of manufactured goods. If our Argentine licensee and its affiliates are unable to generate significant exports or if the government changes its policies, we may not be able to ship products to Argentina at all or in volumes consistent with prior years. Any regulations in Argentina or other countries in which our licensees are located that prevent or limit our ability to sell products to our licensees in those countries could have a material adverse effect on our business, financial condition and results of operations.
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
Any of these factors could harm the operations of our licensees and, consequently, adversely affect our business, financial condition and results of operations.
We may be unable to re-enter the Brazilian market in a timely manner or on favorable terms.
In January 2015, as part of a legal settlement with Tracker do Brasil LTDA (“Tracker”), we terminated Tracker as our exclusive licensee in the country of Brazil. As of the date of this Annual Report on Form 10-K, we are working on a plan for re-entering the Brazilian market. We may face challenges in identifying suitable licensees for our technology in Brazil or otherwise in re-entering the Brazilian market due to legal and regulatory requirements, the development of required hardware or infrastructure, competition from established providers of stolen vehicle recovery products in Brazil, and/or continued acceptance of our products and services. No assurances can be given that we will be able to re-enter the Brazilian market in a timely manner or on terms favorable to us, or that we will be able to realize the expected benefits of terminating our relationship with Tracker in Brazil.
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
We may litigate to enforce our intellectual property rights and to protect our trade secrets. Such litigation can be time consuming and expensive, with outcomes often difficult to predict. Our failure to successfully protect or enforce our intellectual property rights could have an adverse effect on our business, financial condition and results of operations.
If a court determines that our technology infringes on third parties’ intellectual property, we will likely face significant costs and we may lose our rights to the technology, which would harm our business.
We may inadvertently violate the intellectual property rights of other parties and those third parties may choose to assert infringement claims against us. If we are unsuccessful in any litigation based on a claim of infringement, in addition to exposure to substantial monetary damages, we could be required to expend considerable resources to modify our products, to develop non-infringing technology or to obtain licenses to permit our continued use of the technology that is the subject matter of the litigation. If we are unsuccessful in these endeavors, we may be enjoined from using the technology subject to the infringement claim which could cause us to incur substantial liabilities and could adversely affect our business, financial condition and results of operations, perhaps significantly.
Our failure to successfully integrate businesses that we may acquire could disrupt our business and negatively impact our future financial condition and operating results.
We may make strategic acquisitions of complementary companies, products or technologies, and such acquisitions could disrupt our business, divert our management’s attention from our core business objectives or involve unforeseen difficulties and costs. We may not be able to successfully integrate the business, technology or personnel that we have acquired or those we might acquire in the future in a timely manner, or at all, and this could harm our business, financial condition and results of operations. Any of these risks could negatively impact our ability to fully realize the expected benefits of our acquisitions. Moreover, we may be unable to find attractive acquisition opportunities or may lose these opportunities to competitors, some of whom may have greater resources than we do.

Expansion into the telematics business could subject us to increased costs and risks and may not achieve the intended results.
We have invested, and in the future intend to invest, in the telematics business, including through our alliances with TomTom and Trackunit A/S. There can be no assurance that these investments will be successful or profitable and will not negatively impact our business, results of operations and financial condition. Expanding our business activities into telematics for fleet management and the tracking of commercial equipment could subject us to various risks that differ from the ones we have faced in the past, including:

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

•	Challenges in retaining customers, including as a result of high failure rates among small and medium-sized businesses and ease in switching among solutions;

•	Failure of original equipment manufacturers, rental firms, construction contractors and similar users of commercial equipment to adopt telematics solutions;

•	Inability to meet minimum service level commitments to customers;

•	Failure to attract and retain highly qualified sales personnel for these products and services;

•	Disruption, failure or increase in the costs associated with the use of GPS networks;

•	Failure of the solutions we offer to keep pace with technological developments and other changes in the telematics industry; and

•	Evolving regulation and changes in applicable laws relating to data privacy that may apply to the collection, management or storage of data.
If we do not successfully manage our strategic alliance with TomTom and other strategic relationships, we may not realize the expected benefits from such relationships and we may experience delays in product development.
In 2013, we entered into a strategic alliance with TomTom, through which we have begun to offer fleet telematics solutions to small and medium-sized businesses, commercial fleets, automotive dealerships and law enforcement agencies. In 2014, we entered into a strategic alliance with Trackunit A/S with respect to tracking solutions for commercial equipment. There can be no assurance that we will realize the expected benefits from these strategic alliances or other strategic relationships that we may enter into in the future. Management of such relationships may adversely affect or disrupt our core business, decrease our profitability, cause us to incur significant expenses, or divert management resources that otherwise would be available for other initiatives. In addition, parties to such arrangements may fail to fully perform their obligations or meet our expectations or cooperate with us satisfactorily for various reasons, and there may be conflicts or other collaboration failures and inefficiencies between us and the other parties. If we encounter difficulties in integrating the other party’s technology with our technology or these relationships otherwise fail to materialize as expected, we could suffer delays in product development or other operational difficulties.
Moreover, we cannot assure you that we will be able to maintain our relationships with TomTom and Trackunit or to develop additional strategic relationships with other parties. In particular, our agreement with TomTom has an initial term of 36 months, and either party may terminate the agreement for breach or if the other party ceases to carry on its business or similar events. TomTom also may terminate the agreement if a competitor of TomTom acquires greater than fifty percent of our capital stock or we fail to meet certain minimum sales levels. If this agreement were to be terminated, we would lose our right to offer fleet management solutions utilizing TomTom’s technology, which could have a material adverse effect on our future business and results of operations.

Our failure to successfully execute on our ongoing investments could disrupt our business and negatively impact our future financial condition and operating results.
In 2012, we began the process of implementing an enterprise resource planning system. Since 2012, we have invested approximately $10,589,000 in this initiative and expect that additional financial resources and senior management focus will be required during the first half of 2015. There can be no assurance that this investment, or any similar investment in our systems, will enable us to simplify our business processes and automate many of our existing processes significantly enough to provide an acceptable return on the investment.
A failure of our information systems or any security breach or unauthorized disclosure of confidential information could have a material adverse effect on our business.
Our business is dependent upon the efficient operation of our information systems. In particular, we rely on our information systems to effectively manage our pricing strategy and tools, sales, inventory, and installation efforts, the preparation of our consolidated financial and operating data, and customer information. The failure of our information systems to perform as designed or the failure to maintain and enhance or protect the integrity of these systems could disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity. We have substantially completed the process of upgrading our enterprise resource planning system, and any problems associated with the implementation of our new platform or the failure to complete such implementation on a timely basis could adversely affect our business and results of operations.
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
The market price and volume of our common stock have been, and may continue to be, subject to significant fluctuations. These may arise from general stock market conditions, the impact of the risk factors described above on our business, financial condition and results of operations, a change in sentiment in the market regarding us or our business prospects, the general lack of liquidity in the trading market for our common stock, or from other factors.
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
The foregoing risk factors may be considered forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
Our corporate headquarters is located in Canton, Massachusetts, the lease for which expires in December 2025. In addition, we lease facilities for our sales and operations personnel in California and Georgia under operating leases that expire in 2020 and 2018, respectively. SCI operates out of a single facility in Texas, the lease for which expires in 2017.
The Canadian executive office, marketing, sales, customer care and installation activities are currently carried out in a single facility located in leased premises in Montreal, Quebec. The Montreal lease expires in 2017.
We also maintain facilities in Dublin, Ireland and Rome and Milan, Italy for our administrative, sales and operations personnel under leases that expire in 2019, 2015 and 2017, respectively.
We do not own any real estate.
Because our operations do not require any special facilities, we do not anticipate any difficulty in finding space adequate for our purposes at reasonable rates, should the need arise. We believe that our current facilities are adequate for our current operations.

ITEM 3 — LEGAL PROCEEDINGS
As of December 31, 2014, we were subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. During 2014 and subsequent to year-end, we resolved several matters as management continues to focus on trying to eliminate the cost and distraction of legal proceedings. The results of legal proceedings, however, cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
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
On January 28, 2015, LoJack Ireland reached a legal settlement with Tracker with respect to the counterclaims included in the arbitration. Under the settlement, Tracker is required to pay LoJack Ireland $2.0 million in cash and provide $3.0 million of value in the form of gross margin through product sales. The cash payments are to be paid by Tracker evenly over the twelve months ending January 2016. Of the total value, $4.0 million is expected to be received by LoJack in 2015 and the remaining $1.0 million in the first seven months of 2016. The product sales are a combination of last time purchases by Tracker in Brazil and other purchases by Tracker affiliates with valid license agreements in other territories. The settlement also terminates all litigation between the parties, although LoJack Ireland’s damages claim may be re-instated in the event that Tracker does not comply with the terms of the settlement agreement, and also provides for the immediate termination of Tracker as LoJack’s exclusive licensee in the country of Brazil.
Battery Evaluation
We were notified in 2013 by some of our international licensees that some of the batteries manufactured by our former battery manufacturer, EVE Energy Co., Ltd., or EVE, and included in self-powered LoJack Units these licensees had purchased from us exhibited degraded performance below LoJack’s quality standards. These notifications led us to perform our own investigation. While our investigation is still underway, we have confirmed that batteries manufactured by EVE that were included in certain self-powered LoJack Units sold in the United States and to our international licensees are exhibiting variability in performance that could impact the ability of the LoJack Unit to transmit a signal when called upon for stolen vehicle recovery. We manufacture both vehicle and self (battery) powered LoJack Units and this degraded performance only potentially affects the transmit battery pack in our self-powered units. As of the date of this report, the majority of LoJack Units in circulation are vehicle powered.
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
The Company and its subsidiaries have incurred, and expect to continue to incur, significant costs and expenses related to the on-going investigation of the reported battery evaluation and the actions that we have decided to take to address this matter. These costs and expenses may include, among others, those related to quality assurance programs, product or battery replacements, warranty claims, extension of product warranties, legal and other professional fees, litigation, and payments or other business concessions to our B2B customers. On October 27, 2014, the Company and LoJack Ireland commenced arbitration proceedings against EVE by filing a notice of arbitration with the Hong Kong International Arbitration Centre. The filing alleges that EVE breached representations and warranties relating to the quality and performance of the batteries supplied by EVE. We have also filed a formal claim under our relevant insurance policy and, as of the date of this report, are in discussions with our insurance carrier as to whether this matter will be covered by insurance. Our relevant insurance policy provides up to $5,000,000 of coverage and includes a deductible of $100,000. There can be no assurances that we will be able to recover any amounts from EVE or our insurance company to help reduce our financial exposure.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol: LOJN.
Stockholders
On March 1, 2015, there were approximately 1,600 record holders of our common stock. We believe the actual number of beneficial owners of our common stock is approximately 4,100 because a large number of the shares of our common stock are held in custodial or nominee accounts for the benefit of persons other than the record holders.
Dividends
We have never paid a dividend, and have no current intention to pay a dividend. At the present time we expect that future earnings will be retained for use in our business. The payment of dividends is currently prohibited under the terms of our credit agreement.
Issuer Purchases of Equity Securities
On February 28, 2006, our Board of Directors authorized our stock repurchase plan, or the Repurchase Plan. The Repurchase Plan authorized us to purchase up to 2,000,000 shares of our outstanding common stock on or before February 25, 2008. From the date of the adoption of the Repurchase Plan through December 18, 2006, we repurchased 1,244,566 shares. On December 19, 2006, our Board of Directors increased the remaining authorization to 2,000,000 shares. On February 15, 2008, our Board of Directors authorized 1,000,000 shares to be repurchased under the Repurchase Plan, pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and renewed the 2006 management discretionary authority to repurchase 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the Repurchase Plan. For the year ended December 31, 2014, we did not repurchase any shares under the Repurchase Plan. As of December 31, 2014, there were 1,205,129 shares available for repurchase under the Repurchase Plan.
Repurchase activity for the quarter ended December 31, 2014 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2014	—	—	—	1,205,129
November 1 to November 30, 2014	20,062	$2.82	—	1,205,129
December 1 to December 31, 2014	—	—	—	1,205,129
Total	20,062	$2.82	—	1,205,129

(1)
All share repurchases in the fourth quarter of 2014 were shares acquired from our employees or directors in accordance with our 2008 Stock Incentive Plan as a result of share withholdings to pay income tax related to the lapse of restrictions on restricted stock and, thus, did not impact the shares available for repurchase under the Repurchase Plan.

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

	High	Low
Year Ended December 31, 2014
First Quarter	$6.72	$3.78
Second Quarter	6.04	4.42
Third Quarter	6.08	3.83
Fourth Quarter	3.90	2.39
Year Ended December 31, 2013
First Quarter	$3.42	$2.77
Second Quarter	3.57	3.07
Third Quarter	3.50	3.01
Fourth Quarter	4.75	3.25
Stock Performance Graph
The following line graph compares the yearly percentage change in the cumulative shareholder return on our common stock to the NASDAQ Composite Index and a Company-selected peer group index over the five-year period beginning December 31, 2008 and ending December 31, 2014. Cumulative shareholder return has been measured on a weighted-average basis based on market capitalizations of the component companies comprising the peer group index at the close of trading on the last trading day preceding the beginning of each year assuming an initial investment of $100 and reinvestment of dividends.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among LoJack Corporation, the NASDAQ Composite Index and Peer Group
Source:    Returns were derived from Research Data Group, Inc.

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
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except share and per share information)
Revenue	$133,568	$140,207	$132,528	$140,821	$146,635
Cost of goods sold	73,446	63,037	61,358	67,932	72,961
Gross profit	60,122	77,170	71,170	72,889	73,674
Costs and expenses(1)	76,967	76,537	78,317	70,324	74,059
Impairment of intangible assets and goodwill(2)	—	—	472	—	—
Operating income (loss)	(16,845)	633	(7,619)	2,565	(385)
Other income (expense)	(932)	162	(197)	1,389	(823)
Income (loss) before provision (benefit) for income taxes and net income (loss) of noncontrolling interest	(17,777)	795	(7,816)	3,954	(1,208)
Provision (benefit) for income taxes(3)	176	(2,518)	472	2,566	17,428
Net (loss) income	(17,953)	3,313	(8,288)	1,388	(18,636)
Less: Net (loss) income attributable to the noncontrolling interest	(29)	146	95	(41)	(330)
Net (loss) income attributable to LoJack Corporation	$(17,924)	$3,167	$(8,383)	$1,429	$(18,306)
Basic (loss) earnings per share attributable to LoJack Corporation	$(0.99)	$0.18	$(0.48)	$0.08	$(1.06)
Diluted (loss) earnings per share attributable to LoJack Corporation	$(0.99)	$0.18	$(0.48)	$0.08	$(1.06)
Weighted average shares outstanding:
Basic	18,017,286	17,712,002	17,515,903	17,607,347	17,348,433
Diluted	18,017,286	18,051,090	17,515,903	17,967,394	17,348,433

CONDENSED CONSOLIDATED BALANCE SHEET DATA:

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Working capital	$18,386	$35,536	$44,032	$48,896	$48,874
Total assets	76,260	86,776	101,928	114,283	122,311
Long-term debt	6,978	6,000	13,820	11,013	8,798
Total liabilities	55,815	50,767	71,682	77,502	87,935
Total equity	20,445	36,009	30,246	36,781	34,376

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

(2)
For the year ended December 31, 2012, we determined that lower than previously projected operating profitability at our SafetyNet reporting unit caused triggering events that resulted in our assessment of the carrying value of this reporting unit. As a result of this assessment, for the year ended December 31, 2012, we recognized impairment charges of $472,000 relating to SafetyNet's goodwill. No impairments were recorded in the years ended December 31, 2014, 2013, 2011 or 2010.

(3)
At December 31, 2014, we maintained a full valuation allowance against our worldwide deferred tax assets, net of deferred tax liabilities, with the exception of Ireland, which has deferred tax assets of zero. The net current year valuation allowance decreased by approximately $10,186,000 and is primarily due to the tax effect of approximately $15,266,000 expired capital loss carryforward, net of the additional effect of the tax benefit of losses generated by both domestic and foreign jurisdictions. We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue, stock compensation and net operating loss carryforwards. The FASB authoritative guidance on accounting for income taxes requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. We will maintain a full valuation allowance on our net U.S. and non-Irish foreign subsidiaries' deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear in Item 8 in this Annual Report on Form 10-K.
WARNING REGARDING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 and other federal securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information we provide or statements made by our employees may contain “forward-looking” information, which involves risk and uncertainty. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our markets and customers, our expected investments in LoJack Italia, SCI, and SafetyNet, our strategies for addressing changes in the automotive market, our growth strategies and strategic goals and objectives, our plans for future operations and products, the expected benefits of our alliances with TomTom and Trackunit S/A, our proposed re-entry into the Brazilian market, our expected operating expenses and cost management initiatives, our expected capital expenditures, our expected liquidity and capital resources, and the proposed changes to our credit facility and future financing sources). Forward-looking statements can often be identified by words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “would”, “could”, “potential”, “continue”, “ongoing”, or similar expressions and variations or negatives of these words. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Risk factors that may cause such differences are described in Part I, Item 1A — Risk Factors.
Overview
LoJack is a global leader in providing after-market safety, security and protection products and services for tracking and recovering cars, trucks and other valuable mobile assets. For nearly 30 years, LoJack has been built upon strong and open relationships with law enforcement, licensees and automotive dealers. LoJack’s proprietary wireless technology network has led to the recovery of nearly $4 billion of stolen vehicles globally.
With the introduction of LoJack® Fleet Management in 2013 and LoJack® Connect in 2014, LoJack is evolving towards being a provider of products and services for the “connected car” and a future of connecting people with information and technology, both inside and outside their vehicle.
We have three separately managed and reported business segments: North America, International and All Other.

North America Segment
Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning, and extended warranty products to consumers. In 2014, approximately 86% of such sales in the United States market were made through a distribution network consisting of dealers of new and used vehicles. We believe that we have strong consumer brand awareness in the United States.
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
We record additions to deferred revenue for the automated notification service related to our LoJack Early Warning product and for certain warranty products for which we are the primary obligor of the underlying contract. We typically receive full payment within 60 days of the transaction, but recognition of the deferred revenue is recognized over the estimated life of the product or service. These payments are a significant component of our cash flow from operations. In the United States, additions to deferred revenue, net of deferred costs, were $4,301,000 for the year ended December 31, 2014, compared to additions of $4,815,000 for the year ended December 31, 2013.
A significant portion of our revenue in Canada is derived from the recognition of revenue from service contracts for Boomerang Units. However, as discussed above, we have completed our transition of the selling model in the Canadian market from the Boomerang Unit to the LoJack Unit model. Certain insurance companies in Canada offer rebates to customers who install a stolen vehicle recovery product in their vehicles, and in some instances, insurance companies require installation of a stolen vehicle recovery product in such vehicles.
Those who purchased Boomerang Units were also required to enter into a service contract. The terms of service contracts offered ranged from 12 to 60 months and were generally payable in full upon activation of the related unit or renewal of a previous service contract. Customers were also offered a month-to-month option. As of December 31, 2014, there was approximately $427,000 of deferred revenue, compared to $1,977,000 as of December 31, 2013, resulting from approximately 3,800 active Boomerang Unit service contracts.
Concurrent with the migration from Boomerang technology to LoJack technology in the Canadian market during the second quarter of 2011, we have transitioned the selling model in that market from a subscription based model to a product based model. Therefore, as the LoJack Unit becomes a larger component of the LoJack Canada installed base, we expect this transition to have a positive impact on our revenue recognition in Canada, as we expect the proportion of revenue recognized as product revenue to increase. As of December 31, 2014, there was approximately $1,506,000 of deferred revenue on LoJack Unit sales.
Revenue from the North America segment accounted for approximately 70% of consolidated revenue for the year ended December 31, 2014, compared to 71% and 74% in 2013 and 2012, respectively.
International Segment
Internationally, our licensed stolen vehicle recovery technology is operational in 30 countries and territories around the world. We have licensed our stolen vehicle recovery technology in Latin America, the Caribbean, Europe and Africa. Revenue from this segment consists of product sales to our licensees, royalties, licensing fees, and subscription and installation services. Revenue from the international segment accounted for approximately 27% of consolidated revenue for the year ended December 31, 2014, compared to 26% and 23% in 2013 and 2012, respectively.
We record additions to deferred revenue for international license fees and recognize the revenue over the term of the license (generally ten years). Royalty revenue is recognized in the year it is earned.
Italy is the only country outside the United States and Canada where we own and operate a stolen vehicle recovery network. Customers who purchase LoJack Units in Italy are also required to enter into a service contract with LoJack Italia. The terms of service contracts offered range from 12 to 84 months and are payable in full upon activation of the related unit or renewal of a previous service contract. At December 31, 2014 and 2013, there was approximately $3,049,000 and $2,794,000, respectively, of deferred revenue relating to LoJack Italia service contracts.
All Other Segment
SCI revenue is derived from the sale, lease or service of tracking devices as well as subscription fees for monitoring service alerts and activity reporting. At December 31, 2014, there was approximately $64,000 of deferred revenue relating to SCI subscription based services.

SafetyNet revenue in 2014 was primarily comprised of the sale of transmitters and replacement parts. In 2014, the SafetyNet business model was primarily a fulfillment and service model providing the SafetyNet solution to caregivers and consumers for a monthly fee. As part of this business model, we provide SAR Receivers directly to participating public safety and law enforcement agencies at nominal or no cost.
Revenue from the all other segment accounted for approximately 3% of consolidated revenue for the years ended December 31, 2014, 2013 and 2012.
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
According to the International Monetary Fund, global GDP continued to grow at a rate of approximately 3% in 2014. Faster economic growth continues to be restricted by slow recovery from the recent economic downturn and financial crisis and restrictive financial and lending conditions. A slowdown of economic activity in several key newly-developed and emerging markets have also limited global economic activity. The impact on the light vehicle automotive market was varied. European Union light vehicle sales increased by approximately 5%. In our licensee markets of Brazil, Argentina, and South Africa, light vehicle sales declined by approximately 6%, 27%, and 1%, respectively. Mexico’s light vehicle markets realized positive growth of approximately 7%. The U.S. light vehicle automotive market posted growth of approximately 6% compared with the prior year.
During 2015, global economic growth is expected to increase slightly to approximately 3.8%, led primarily by continued fiscal recovery among advanced economies, namely the United States. Emerging economies are also expected to experience stronger growth in 2015, driven by fiscal stimulus and export growth into the recovering United States and European Union. The United States is expected to realize moderate growth of 3.1%, while European economies are expected to achieve a nominal increase of 1.3%. International automotive growth for 2014 is estimated to continue to be varied. Growth in the European Union is expected to be between 3% and 4% for the full year. Our key emerging market licensee territories of South Africa, Brazil and Mexico are expected to experience moderate growth between 1% and 4%, while the Argentina market is expected to decline by 23%. U.S. retail automotive growth is expected to be in line with the U.S. economy; analysts are estimating light vehicle sales volume growth between 2% and 3%.
North America Segment
Our focus on the U.S. automotive business resulted in performance improvement during 2014, with unit sales in the dealer channel increasing 3% as compared to the prior year.
The U.S. automotive industry continued to realize solid growth in 2014, remaining one of the more positive stories in the U.S. retail economy, with 2014 growth exceeding that of the U.S. economy as a whole. Retail vehicle sales grew approximately 9%, with total light vehicle sales increasing 6%. Factors which contributed to this strong industry performance included pent-up consumer demand for new vehicles, an average vehicle age of almost 11 years, an annual scrappage rate of over 13 million vehicles, historically low interest rates, continually increasing credit availability, adequate inventories of new vehicles and new vehicle models being added to manufacturers' product lines. These factors, in addition to limited used vehicle inventories and higher used car prices, combined to make new car purchases an attractive option for consumers. There continued to be variability in growth rates and changes in market share among vehicle brands, the most impactful being Ford, General Motors and Chrysler, which all benefited from demand for new model introductions and the growth in the sale of pickup trucks.
Industry experts are projecting the automotive industry to grow in line with the U.S. economy in 2015, with growth in the 2% to 3% range. Although all of the 2014 growth factors are expected to remain factors into 2015, strong comparable sales volumes against 2014, and lower demand from the most accessible pool of buyers has weakened growth expectations as compared to 2014. Pent-up demand for light vehicles remains strong across all socio-economic segments, but the economy has not yet improved to a point where the means to buy has returned to all of those hurt by the latest Recession. Buying from low income households and small businesses is expected to continue to lag the rest of the market, as sluggish economic growth and high unemployment impacts these consumers' access to the market.
Two key factors positively impacted demand for our products in 2014. The first factor was the strong and sustained auto demand experienced during 2014. The 2014 fiscal year was the fifth year in a row of solid U.S. automotive industry growth, and 2015 is projected to remain positive. The second factor was the increasing need for profitable, value-add products within Financing and Insurance departments at automotive dealers. Decreased vehicle margins resulting from price transparency and increased brand competition have put pressure on dealerships to increase profit contributions in other areas of the dealership. Our well-

known brand and long history of delivering on our consumer value proposition, coupled with a strong value proposition for the dealer, make the LoJack Stolen Vehicle Recovery system an attractive alternative to other after-market products available to the dealership. These two factors have contributed to increased dealer receptivity to our pre-install programs and increased volumes within selling dealers during 2014. Sluggish U.S. employment growth, lackluster GDP growth and European economic headwinds continue to be obstacles to sustaining this industry optimism.
Revenue from our commercial business declined 10% as compared to the prior year; however demand for our commercial stolen vehicle recovery product remained strong. There has been a high level of interest in our ruggedized self-powered product, which was recognized as one of Equipment Today's 2012 Contractors' Top 50 New Products. Total U.S. construction spending increased approximately 4% in 2014. Construction starts are expected to outpace economic growth in 2015 at 9%. As the rebound in the construction market continues, rental revenue for construction and industrial equipment is forecast to grow between 9% and 10% in 2015 and grow at an average rate of 9% annually from 2015 to 2018.
In our Canadian business, we have increased our emphasis in both the commercial and dealer channels and on our expansion into the Ontario market. During the fourth quarter of 2014, we announced our plan to consolidate and streamline our Canadian operations by integrating and supporting core functions (such as Sales, Operations, Human Resources, Legal and Law Enforcement) out of our U.S. Headquarters. In addition, we will be refocusing our market strategy in Canada by concentrating our stolen vehicle recovery sales efforts in the province of Ontario, while continuing to support all of our Canadian customers who have existing stolen vehicle recovery products installed on their vehicles.
International Segment
In 2014, shipments in our international business declined by approximately 2% compared to the same period last year, primarily as a result of challenging economic environments in our key licensee markets in Europe and South Africa. These declines were partially offset by increases in shipments to our licensees in Argentina and Central America.
In 2014, the Euro Area realized marginal GDP growth of approximately 1%, as member states attempted to avoid a relapse into recession under pressure from depressed economic activity, tight consumer credit availability, and government fiscal austerity measures. In Latin America, Mexican GDP growth of 2% in 2014 fell below initial expectations, inhibited by weak government spending, external demand for exports, oil production, and employment creation. Argentina fell into recession in 2014 and realized a GDP decline of 2% compared to 2013; elevated inflation above 60% annually, currency, capital, and trade restrictions, and uncertainties related to the lingering sovereign debt disputes with creditors have heavily depressed Argentine economic activity. In Brazil, GDP contracted in the first half of the year, reflecting weak investment and a moderation in consumption, and continued weakness in business and consumer confidence. South Africa realized moderate GDP growth of 1% compared to 2013, though economic activity was significantly inhibited by industrial labor tensions, high inflation, and unemployment.
In the past, we have experienced quarterly fluctuations in purchases in the International segment, with sales in many of our international markets tending to be higher in the fourth quarter of the year as licensees seek to achieve lower pricing with higher annual unit purchases. We also are experiencing downward pricing pressure and reductions in unit volumes in a number of our markets due to a variety of factors that vary from country to country. Those factors include the relative maturity of the stolen vehicle recovery market in certain highly developed territories, re-use of our products in certain territories, declining theft rates in certain territories, and increasing competitive pressures by both very high frequency, or VHF, and GPS based tracking systems. We also are faced with uncertainty regarding developing governmental policies and enforcement actions in Argentina that have affected, and may continue to affect, sales to our licensee in that country.
In Argentina, government controls restricting the importation of goods and the ongoing devaluation of the Argentine peso continue to make the exportation of goods from any country to Argentina difficult, and have resulted in a challenging operating environment for foreign companies seeking to do to business in Argentina. On February 1, 2012, Argentine authorities began requiring all importers to request and receive approval from the Argentine Tax and Customs Authority, or AFIP, prior to each import transaction. Subsequently, importers were asked to match imports on a dollar-for-dollar basis with exports prior to receiving authorization from AFIP to import goods. Several states and governmental bodies, including the U.S., Japan and the European Union, submitted complaints and formal requests for the World Trade Organization, or WTO, to establish a Panel to rule on the legality of Argentina's trade measures. The WTO's Director-General composed such a Panel on May 27, 2013. On August 22, 2014, the WTO dispute panel found against Argentina. On September 26, 2014, Argentina filed a notice of Appeal and generally, the Appellate Body has up to three months to conclude its report. Currently, it is unclear whether these proceedings with the WTO will result in changes to Argentina's trade policies that are favorable to our business.
Our Argentine licensee continues to indicate that there is strong market demand for our product, supported by strong vehicle sales growth and insurance company mandates requiring customers to use an SVR product. In 2015, LoJack’s ability to fulfill our licensee’s orders based on this demand will remain contingent upon the ability of our licensee to comply with government trade policies regulating the importation of manufactured goods. If our Argentine licensee and its affiliates are unable to generate significant exports or if the government changes its trade policies, we may not be able to ship products to Argentina in volumes consistent with prior years.
In 2014, we were unable to ship any product for sale in the Brazilian market as a result of a legal dispute between us and our Brazilian licensee, Tracker do Brasil LTDA (see Part 1, Item 3, "Legal Proceedings" for detail on the Brazilian licensee litigation). On January 28, 2015, LoJack Ireland reached a legal settlement with Tracker with respect to the counterclaims included in the arbitration. Under the settlement, Tracker is required to pay LoJack Ireland $2.0 million in cash and provide $3.0 million of value in the form of gross margin through product sales. The cash payments are to be paid by Tracker evenly over the twelve months ending January 2016. Of the total value, $4.0 million is expected to be received by us in 2015 and the remaining $1.0 million in the first seven months of 2016. The product sales are a combination of last time purchases by Tracker in Brazil and other purchases by Tracker affiliates with valid license agreements in other territories. The settlement also terminates all litigation between the parties, although LoJack Ireland’s damages claim may be re-instated in the event that Tracker does not comply with the terms of the settlement agreement, and also provides for the immediate termination of Tracker as LoJack’s exclusive licensee in the country of Brazil. We continue to view Brazil as an attractive marketplace for the sale of our stolen vehicle recovery system and telematics solutions, and are currently engaged in planning to re-enter in the Brazilian market.
Certain of our European territories are operating in an environment of low economic growth, driven by low consumer confidence, government wage and pension reductions, high unemployment, and tight consumer credit availability. These conditions have inhibited consumer spending and are restraining a significant recovery of the European automobile market. In 2014, certain European automobile industry trade associations have indicated that light vehicle sales in the European Union increased by approximately 5% compared to 2013. The effect of weak vehicle sales has been mitigated in part by a positive market response to our new self-powered product.
Our business in Italy continued to grow in total number of subscribers during 2014, and our revenues grew by 55% compared to 2013 primarily due to a larger subscriber base. We entered 2014 with approximately 33,600 subscribers in Italy, and continued growing the number of subscribers, adding approximately 13,700 net new subscribers in 2014. As of December 31, 2014, our business in Italy had a total of approximately 47,300 subscribers. While we continue to grow our subscriber base in Italy, our overall performance is limited in part due to the weakness in the Italian economy, tight access to credit by both our channel partners and consumers, and the limited recovery in the new vehicle market. During 2014, new car registrations were reported to have increased by 4% as compared to the same period in 2013. Certain auto industry analysts are projecting light vehicle registrations in Italy to grow between 5% and 6% in 2015.
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
Key Factors of our Business
We embarked upon a critical evaluation of our business during 2011 and developed a strategy designed to stabilize the business financially and to control growth. During 2012, we improved our internal processes and continued to explore opportunities to expand our core businesses in the United States and internationally.  Our focus on the U.S. automotive business resulted in significant improvement in performance during 2012, with unit sales in the dealer channel increasing 11% as compared to the prior year, and unit sales in the fourth quarter exceeding retail market performance by 9.5 percentage points, or 21% growth, while internationally we experienced challenges in certain markets which resulted in a 2% decrease in licensee unit volume as compared to the prior year. We continued the expansion of our U.S. business in 2013, most particularly within the expansion of our pre-install program and the international business rebounded as well. While we continued to expand on the pre-install program in 2014, our U.S. business experienced a 4% decline in revenue as compared to the prior year primarily because pre-installed units have a lower average revenue per unit than standard installations. Pre-installed units accounted for 56% of our units sold in the domestic dealer channel in 2014, compared to 47% for the prior year.
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
We were notified in 2013 by some of our international licensees that some of the batteries manufactured by our former battery manufacturer, EVE Energy Co., Ltd., or EVE, and included in self-powered LoJack Units these licensees had purchased from us exhibited degraded performance below LoJack’s quality standards. These notifications led us to perform our own investigation. While our investigation is still underway, we have confirmed that batteries manufactured by EVE that were included in certain self-powered LoJack Units sold in the United States and to our international licensees are exhibiting variability in performance that could impact the ability of the LoJack Unit to transmit a signal when called upon for stolen vehicle recovery. We manufacture both vehicle and self (battery) powered LoJack Units and this degraded performance only potentially affects the transmit battery pack in our self-powered units. As of the date of this report, the majority of LoJack Units in circulation are vehicle powered.
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
The Company and its subsidiaries have incurred, and expect to continue to incur, significant costs and expenses related to the on-going investigation of the reported battery evaluation and the actions that we have decided to take to address this matter. These costs and expenses may include, among others, those related to quality assurance programs, product or battery replacements, warranty claims, extension of product warranties, legal and other professional fees, and payments or other business concessions to our B2B customers. On October 27, 2014, the Company and LoJack Ireland commenced arbitration proceedings against EVE by filing a notice of arbitration with the Hong Kong International Arbitration Centre. The filing alleges that EVE breached representations and warranties relating to the quality and performance of the batteries supplied by EVE. We have also filed a formal claim under our relevant insurance policy, but have not received confirmation from our insurance carrier that this matter will be covered by insurance. Our relevant insurance policy provides up to $5,000,000 of coverage and includes a deductible of $100,000. While we believe that this insurance policy and claims under our contract with our former battery manufacturer may help to reduce our financial exposure, no assurances can be made that we will be able to recover any amounts from these parties.
Further negotiations with our international licensees relating to the battery evaluation may result in price concessions, which could cause future margin erosion with respect to sales to those licensees.
In our international business we face a number of challenges and opportunities. In particular, during 2012 the Argentine government imposed significant trade restrictions on imports that have precluded our licensee in that country from purchasing product from us. The restrictions continued through 2013 and 2014, and while we were successful in exporting some units to Argentina in 2013 and 2014, our licensee was unable to arrange for governmental approval to purchase the amount of product commensurate with its demand for stolen vehicle recovery products in Argentina. Our European business has been impacted by ongoing recessionary pressures. We continue to explore opportunities to expand into new territories and to meet the demand for our products in our existing markets.
We believe that our continued focus on executing our strategic goals for 2015 will enable us to continue our growth efforts and:

•	Build on the momentum of our pre-install program established in 2014 to grow our domestic business in a profitable way;

•	Grow our existing core licensee business while identifying new international go-to-market opportunities;

•	Expand our products and service offerings through our strategic alliances, allowing us to access a growing list of opportunities that align with our company strengths and goals;

•	Increase our investment in those businesses that we view as potential significant sources of future revenue and profit;

•	Streamline and simplify our business processes to improve the overall experience for our customers;

•	Continue to aggressively manage our cost structure and discretionary spending; and

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
In Canada, the sale of a LoJack Unit constitutes a multiple element arrangement under Accounting Standards Codification, or ASC, 605 subtopic 25, Revenue Recognition: Multiple Element Arrangements. The LoJack Unit includes LoJack Unit hardware, installation service and the tracking and recovery service, which is provided by the Company over the period of vehicle ownership.
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
The guidance establishes a hierarchy for determining the selling price of a deliverable in a multiple element arrangement. The selling price for each deliverable is based on vendor-specific objective evidence, or VSOE, if available, third-party evidence, or TPE, if VSOE is not available, or management’s best estimated selling price, or BESP, if neither VSOE nor TPE are available. The residual method of allocation is no longer permitted under the relevant guidance and thus we are required to allocate consideration at the inception of the arrangement to all deliverables using the relative selling price allocation method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated fair value. We determined an estimated fair value for each element in the arrangement as follows: (i) LoJack Unit hardware selling price has been determined using VSOE; (ii) Early Warning hardware selling price has been determined based on BESP; (iii) installation service selling price has been determined using TPE; (iv) Early Warning ongoing notification service selling price has been determined based on BESP; and (v) Canadian tracking and recovery service selling price has been determined based on BESP. We analyze the selling prices used in our allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices would be analyzed on a more frequent basis if a significant change in the business necessitates a more timely analysis or if we experience significant variances in our selling prices.
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
For those warranties for which a third party, and not LoJack, is the primary obligor, we record revenue on a gross basis, with related unit costs being included in cost of goods sold. We considered the factors for gross and net revenue recording and determined that despite not being the primary obligor for the majority of these arrangements, gross revenue reporting was appropriate based on the relevant accounting guidance. Specifically, we have latitude in establishing price; we can change the product offering; we have discretion in supplier selection; we are involved in the determination of product or service specifications; we bear the credit risk; and the amount that we earn on each contract is not fixed. During the years ended December 31, 2014, 2013 and 2012, we recognized $6,272,000, $6,435,000 and $10,216,000, respectively, of revenue related to the sale of our extended warranty products for which we are not the primary obligor. We recognized cost of goods sold on these warranties of $1,139,000, $1,084,000 and $1,293,000 during the years ended December 31, 2014, 2013 and 2012, respectively.
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

The following table presents accounts receivable and the related allowance for doubtful accounts by our segments (dollars in thousands):

	December 31, 2014	Segment % of Accounts Receivable, net	December 31, 2013	Segment % of Accounts Receivable, net
North America — Gross	$12,930		$12,996
Allowance for doubtful accounts	(1,401)		(1,396)
	11,529	48%	11,600	44%
International — Gross	12,217		14,935
Allowance for doubtful accounts	(380)		(627)
	11,837	49%	14,308	54%
All Other — Gross	597		617
Allowance for doubtful accounts	—		—
	597	3%	617	2%
Accounts receivable, net	$23,963	100%	$26,525	100%
In the normal course of business, we monitor the financial condition of our customers and limit the amount of credit extended when deemed necessary. We maintain reserves for estimated potential credit losses. We have established an allowance for doubtful accounts that corresponds to the creditworthiness of our customers, historical trends and economic circumstances. Changes to these estimates are possible and could result in a material effect on our reported results of operations. Approximately 84% and 83% of the North America segment’s gross accounts receivable balances were less than 60 days old at December 31, 2014 and 2013, respectively.
As of December 31, 2014, two international licensees accounted for 21% and 15% of total accounts receivable. As of December 31, 2013, two international licensees accounted for 14% and 16% of total accounts receivable. For both the years ended December 31, 2014 and 2013, our South African licensee, Tracker South Africa, accounted for 11% of revenue. For the year ended December 31, 2012 no international licensee accounted for more than 10% of revenue.
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
Deferred taxes arise because of differences in treatment between financial statement accounting and tax accounting, known as temporary differences. The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities on the consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of operations. At December 31, 2014, we maintain a full valuation allowance against our worldwide deferred tax assets, net of deferred tax liabilities, with the exception of Ireland, which has deferred tax assets of $0. If sufficient evidence of our ability to generate future taxable income in any of the jurisdictions in which we currently maintain a valuation allowance becomes more likely than not, we may reduce our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statement of operations.
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
As of December 31, 2014 and December 31, 2013, we had no material uncertain tax positions. However, if an uncertain tax position does arise, the Company will recognize interest and penalties related to income tax matters within income tax expense. At December 31, 2014 and December 31, 2013, we had no accrued interest and penalties.
We are subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal tax matters through 2011 and state income tax matters for years through 2006. All material foreign income tax matters through 2008 have been substantially concluded as well.
Effective January 1, 2006, LoJack Ireland commenced operations. As a result of this business structure, a substantial part of our international business activities are supported by LoJack Ireland. LoJack Ireland’s business activities are taxed at a rate of 12.5%.

In general, it is the practice and intention of the Company to indefinitely reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2014, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $8,619,000 of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries because such earnings are considered to be indefinitely reinvested in the business. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
Recently Adopted Accounting Guidance and Accounting Guidance Issued But Not Yet Adopted
See Note 1 to the accompanying consolidated financial statements included herein at Item 8, for accounting standards adopted recently and issued but not yet adopted.
RESULTS OF OPERATIONS
Revenue
For the year ended December 31, 2014, consolidated revenue decreased $6,639,000, or 5%, as compared to 2013. Consolidated revenue for the year ended December 31, 2013 increased $7,679,000, or 6%, as compared to 2012. The following table presents revenue by our segments (dollars in thousands):

				Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
North America	$93,779	$99,266	$98,565	(6)%	1%
International	35,519	36,485	29,842	(3)%	22%
All Other	4,270	4,456	4,121	(4)%	8%
Total revenue	$133,568	$140,207	$132,528	(5)%	6%
North America Segment
Revenue related to our North America segment decreased $5,487,000, or 6%, in 2014 as compared to 2013 and increased $701,000, or 1%, in 2013 as compared to 2012.
In 2014, revenue in our North America segment for our dealer channel decreased 3% as compared to the same period in 2013. Revenue in our North America segment from our heavy equipment, or commercial, channel decreased 10% over the same period in 2013. Our motorcycle and direct distribution channels in the United States market saw revenue declines of 69% and 10%, respectively, as compared to the same period in 2013.
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
The activity which resulted in the decrease in our North America segment revenue for the year ended December 31, 2014 as compared to the same period in 2013 was primarily attributable to:

•
A decrease of $1,581,000, or 20%, in revenue from our warranty products, primarily due to a decrease in the number of warranty products sold as compared to 2013, largely due to a 23% increase in our pre-install sales volume, as these sales typically have a lower attachment rate for warranty products;

•
A decrease of $1,654,000, or 23%, in revenue from our Canadian business, driven by a $2,371,000, or 50%, decrease in service revenue primarily resulting from a 48% decline in the average number of subscribers, partially offset by a $717,000, or 28%, increase in unit revenue driven by a 27% increase in the number of base units sold;

•
A decrease of $975,000, or 1%, in revenue from the sale of LoJack Units due to a 3% decrease in average revenue per unit resulting from the continued success of our pre-install program, partially offset by a 2% increase in unit volume during 2014 as compared to 2013;

•	A decrease of $370,000, or 4%, in revenue from our Early Warning products;

•	A decrease of $299,000 in all other revenue, primarily the result of increases in promotions offered and partially offset by an increase in revenue from repairs and inspections; and

•	A decrease of $593,000, or 69%, in revenue from the sale of motorcycle products, including units and warranty products.
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
International Segment
Revenue related to our International segment decreased $966,000, or 3%, in 2014 as compared to 2013, and increased $6,643,000, or 22%, in 2013 as compared to 2012.
The decrease in International segment revenue for 2014 as compared to 2013 was primarily attributable to:

•	A decrease of $2,185,000, or 7%, in product revenue from our licensees as a result of a 2% decrease in the number of units sold and a 5% decrease in average revenue per unit; and

•	A decrease of $827,000, or 42%, in revenue from the sale of infrastructure components, royalty, license fee, and other revenue from our licensees; partially offset by

•	An increase of $2,047,000, or 55%, in revenue from our Italy business.
The increase in International segment revenue for 2013 as compared to 2012 was primarily attributable to:

•	An increase of $6,112,000, or 25%, in product revenue from our licensees as a result of a 22% increase in the number of units sold and a 2% increase in average revenue per unit;

•	An increase of $222,000, or 13%, in revenue from the sale of infrastructure components, royalty, license fee, and other revenue from our licensees; and

•	An increase of $309,000, or 9%, in revenue from our Italy business.
All Other Segment
Revenue related to our All Other segment decreased $186,000, or 4%, in 2014 as compared to 2013, and increased $335,000, or 8%, in 2013 as compared to 2012.
The decrease in All Other segment revenue from 2013 to 2014 was primarily the result of a $174,000, or 4%, decrease in revenue from SCI. The increase in All Other segment revenue from 2012 to 2013 was primarily the result of a $300,000, or 8%, increase in revenue from SCI.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (dollars in thousands):

				Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
North America	$56,016	$48,010	$47,017	17%	2%
International	16,479	14,063	13,006	17%	8%
All Other	951	964	1,335	(1)%	(28)%
Total cost of goods sold	$73,446	$63,037	$61,358	17%	3%

As a percentage of total revenue, total cost of goods sold was 55%, 45% and 46% in 2014, 2013 and 2012, respectively.
North America Segment
As a percentage of North America segment revenue, North America segment cost of goods sold was 60%, 48% and 48% in 2014, 2013 and 2012, respectively.
The increase in cost of goods sold as a percentage of revenue was primarily due to an accrual recorded during the year ended December 31, 2014 for the estimated costs and expenses associated with our quality assurance program related to the evaluation of certain batteries which have exhibited degraded performance below our quality standards, as discussed in Note 10 to the consolidated financial statements of this report, as well as a decrease in average revenue per unit.
International Segment
As a percentage of International segment revenue, International segment cost of goods sold was 46%, 39% and 44% in 2014, 2013 and 2012, respectively. The increase from 2013 to 2014 was primarily due to an accrual recorded during the year ended December 31, 2014 for the estimated costs and expenses associated with our assistance to our international licensees with respect to their quality assurance programs related to the evaluation of certain batteries which have exhibited degraded performance below our quality standards as discussed in Note 10 to the consolidated financial statements of this report, as well as a 5% decrease in average revenue per unit and a shift in product mix. The decrease in cost of goods sold as a percentage of revenue from 2012 to 2013 was primarily driven by a 2% increase in average revenue per unit and decreased product costs due to a change in product mix.
All Other Segment
As a percentage of All Other segment revenue, All Other segment cost of goods sold was 22%, 22% and 32% in 2014, 2013 and 2012, respectively.
The decrease in cost of goods sold as a percentage of revenue from 2012 to 2013 was primarily the result of the release of a previously recorded warranty provision in our SafetyNet business as well as lower fixed cost of goods sold per unit at SCI due to increased volume.
Operating Expenses
The following table presents our consolidated operating expenses (dollars in thousands):

				Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Product development	$5,730	$5,434	$5,410	5%	—%
Sales and marketing	32,663	32,005	29,018	2%	10%
General and administrative	35,155	35,840	32,546	(2)%	10%
Legal settlement	—	(623)	6,930	(100)%	(109)%
Depreciation and amortization	3,419	3,881	4,413	(12)%	(12)%
Impairment of goodwill	—	—	472	—%	(100)%
Total operating expenses	$76,967	$76,537	$78,789	1%	(3)%
Product Development
As a percentage of total revenue, product development expenses were 4% in 2014, 2013 and 2012. Product development expense increased $296,000 in 2014 as compared to 2013 and increased $24,000 in 2013 as compared to 2012. The increase in 2014 was primarily due to a $196,000 increase in research and development expenses and a $143,000 increase in consulting expenses, partially offset by a $137,000 decrease in compensation expense. The increase in 2013 was primarily due to a $566,000 increase in compensation expense, partially offset by a $318,000 decrease in consulting expenses, a $163,000 decrease in research and development expenses and various other decreases in other product development expenses.
We expect product development expenses as a percentage of revenue in 2015 to increase slightly from 2014 to support new products and development.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 24%, 23% and 22% in 2014, 2013 and 2012, respectively. Sales and marketing expenses increased $658,000 in 2014 as compared to 2013 and increased $2,987,000 in 2013 as compared to 2012.
The increase in 2014 as compared to 2013 was primarily attributable to:

•
Increased compensation expense of $411,000, including $1,458,000 of increased salary expense and $530,000 of increased severance expense, partially offset by a $1,630,000 decrease in sales commissions;

•	Increased advertising expenses of $459,000; and

•	Increased expenses relating to lead generation services for our telematics business of $623,000; partially offset by

•	Decreased bad debt expense of $124,000; and

•	Decreased market research expenses of $555,000.
The increase in 2013 as compared to 2012 was attributable to:

•	Increased compensation expense of $2,807,000, including $1,067,000 of increased salary expense, a $342,000 increase in benefits expense and a $1,405,000 increase in sales commissions;

•	Increased bad debt expense of $104,000; and

•	Increased market research expenses of $697,000; partially offset by

•	Decreased consulting expenses of $352,000;

•	Decreased production agency expenses of $170,000; and

•	Decreased rent expense of $203,000.
We expect sales and marketing expenses as a percentage of revenue to decrease slightly in 2015.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 26%, 26% and 25% in 2014, 2013 and 2012, respectively. General and administrative expenses decreased by $685,000 in 2014 as compared to 2013 and increased by $3,294,000 in 2013 as compared to 2012.
The decrease in 2014 as compared to 2013 was primarily attributable to:

•	A decrease of $2,917,000 in outside legal expenses due to decreased litigation;

•
A decrease of $844,000 in compensation expense, primarily related to a $1,824,000 decrease in bonus expense and a $152,000 decrease in expenses relating to temporary employees, partially offset by a $301,000 increase in severance expense and a $985,000 increase in benefits expenses;

•	A decrease of $179,000 in travel expenses;

•	A decrease of $150,000 in patent counsel expenses; and

•	A decrease of $123,000 in training expenses; partially offset by

•	An increase of $385,000 primarily relating to increased general and administrative expense at SCI;

•	An increase of $712,000 in consulting expense;

•	An increase of $558,000 in expenses relating to maintenance contracts;

•	An increase of $402,000 in recruiting expenses;

•	An increase of $305,000 in bad debt expense;

•	An increase of $163,000 in office rent expense; and

•	An increase of $675,000 in sales tax expense.
The remaining difference related to smaller changes in various other general and administrative expense accounts.
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
General and administrative expenses as a percentage of revenue are expected to decrease in 2015 due to reduced litigation and related legal expenses.
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
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expense was 3%, in 2014, 2013 and 2012.
Depreciation and amortization expense decreased by $462,000 in 2014 as compared to 2013 and decreased by $532,000 in 2013 as compared to 2012. The decreases in both 2014 and 2013 were primarily related to the retirement of assets and certain assets becoming fully depreciated during the years ended December 31, 2014 and 2013.
Depreciation and amortization expense as a percentage of revenue in 2015 is expected to increase from 2014 as we implement our Enterprise Resource Planning system. We expect capital expenditures for 2015 to be between $3,400,000 and $5,000,000.
Impairment of Goodwill
Our annual measurement date for impairment testing is November 30 for SCI and SafetyNet. Tests for impairment are also performed on an interim basis if there are triggering events identified. As of each measurement date a qualitative analysis is first performed, assessing the likelihood that it is more-likely-than-not that the fair value of the reporting unit is less than the carrying value. If it is determined that this is more likely than not, a further analysis is performed which compares the carrying value of the reporting unit to its estimated fair value. An impairment charge is measured based upon the excess of the carrying value of goodwill over the implied fair value if impairment is indicated.
At November 30, 2012, we conducted our review of the SafetyNet reporting unit to determine if a triggering event had occurred. As part of this review, management noted that SafetyNet had continuously missed revenue and subscription objectives, despite the greatly reduced targets established. After assessing the totality of events and circumstances on a qualitative basis, it was determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount and thus the first step of the goodwill impairment test was performed. Upon performing step one and step two of the goodwill impairment test, it was determined that the implied fair value of the goodwill was “de minimis.” As a result, during the year ended December 31, 2012, we recorded a goodwill impairment charge of $472,000, which eliminated the goodwill balance of the SafetyNet reporting unit going forward. No impairment charges were recorded for the years ended December 31, 2014 or 2013.
Other Income (Expense)
The following table presents our other income and expenses (dollars in thousands):

				Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Interest income	$8	$97	$141	(92)%	(31)%
Interest expense	(816)	(943)	(730)	(13)	29
Other income (loss)	(124)	1,008	392	(112)	157
Total other income (expense)	$(932)	$162	$(197)	(675)%	(182)%

Other income (expense) for 2014 decreased by $1,094,000, or 675%, as compared to 2013. The decrease was primarily due to a $684,000 decrease in gains from the sale of marketable securities, a $172,000 decrease in dividend income and $184,000 increase in losses on foreign currency transactions; partially offset by decreased interest expense of $127,000.
Other income (expense) for 2013 increased by $359,000, or 182%, as compared to 2012. This increase was largely attributable to increased other income of $616,000, due primarily to a $591,000 gain realized upon the sale of our shares of Absolute Software common stock. The increase was partially offset by increased interest expense of $214,000, primarily due to increased borrowing during the year.
Provision (Benefit) for Income Taxes
We recorded a $176,000 benefit for income taxes for the year ended December 31, 2014. This amount is comprised of the provision for income taxes for our Irish subsidiary and miscellaneous state tax provisions.
The effective tax rate is significantly lower than the U.S. statutory rate as a result of recording a moderate taxable profit in our Irish operations. Furthermore, we recorded a tax provision on our year to date Irish profits and are recording no tax benefit for the year to date losses of the remaining entities of our worldwide group. We continue to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at December 31, 2014.
Deferred taxes arise because of differences in treatment between financial statement accounting and tax accounting, known as temporary differences. The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities on the consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of operations. At December 31, 2014, we maintain a full valuation allowance against our worldwide deferred tax assets, net of deferred tax liabilities, with the exception of Ireland, which has deferred tax assets of $0. If sufficient evidence of our ability to generate future taxable income in any of the jurisdictions in which we currently maintain a valuation allowance becomes more likely than not, we may reduce our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statement of operations.
At December 31, 2013, we recorded a $2,518,000 benefit for income taxes. This amount was primarily related to discrete tax benefits of $2,450,000 and $997,000, due to the release of tax reserves associated with the settlement of tax examinations and an expiration of a statute of limitations during the second and third quarters, respectively. In 2012, we recorded a provision for income taxes of approximately $472,000, which was substantially due to the larger than expected losses in 2012 in our tax paying Irish subsidiary and principally due to general business losses and legal fees associated Brazil’s legal issues.
Net Income (Loss) Attributable to LoJack Corporation and Income (Loss) Per Share
As a result of the foregoing, for the years ended December 31, 2014, 2013 and 2012, net income (loss) attributable to LoJack Corporation and diluted income (loss) per share were as follows (dollars in thousands, except for per share amounts):

				Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net income (loss) attributable to LoJack Corporation	$(17,924)	$3,167	$(8,383)	(666)%	(138)%
Diluted income (loss) per share attributable to LoJack Corporation	$(0.99)	$0.18	$(0.48)	(667)%	(138)%
Weighted average shares — diluted	18,017,286	18,051,090	17,515,903	—%	3%
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
SCI has issued 11% Convertible Promissory Notes, totaling $1,482,000, which mature on August 1, 2017. The amount of the notes due to noncontrolling holders of SCI is $478,000 and is classified as long-term debt on our consolidated balance sheet.
On December 29, 2009, we entered into the Credit Agreement with RBS Citizens, N.A., as Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provided for a multicurrency revolving credit facility in the maximum amount of $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate currencies). The maturity date for the revolving credit loan was July 31, 2015.
On September 19, 2014, we entered into a fifth amendment to the Credit Agreement. The amendment provided for: (i) an extension of the maturity date for revolving credit loans under the Credit Agreement to July 31, 2017; (ii) a modification to the stock repurchase covenant providing for stock repurchases of up to $5,000,000 for the period commencing on the date of the amendment through the maturity date; (iii) a modification to the Debt Service Coverage Ratio to exclude permitted stock repurchases from such calculation; (iv) deletion of the financial covenant regarding capital expenditures; and (v) modifications to certain definitions including Applicable Margin and Consolidated EBITDA. As a result of the amendment, certain one-time costs related to legal proceedings and restructuring matters were to be excluded in determining our compliance with applicable financial covenants in the Credit Agreement, and costs associated with the reported quality assurance notification program were to be recognized on a net cash flow basis for this purpose.
On March 13, 2015, we entered into a commitment letter with our lenders which provides for the granting of waivers with respect to our non-compliance with certain of the existing financial covenants in our credit facility for the fiscal year ended December 31, 2014, in connection with an amendment to our Credit Agreement, to be entered into by the parties. The amendment will include, among other things: (i) a reduction in our total facility commitment amount to $12,000,000 with up to $7,000,000 in outstanding borrowings on the closing date of the amendment; (ii) a mandatory reduction in our total commitment amount of $2,000,000 on August 31, 2015 and an additional $2,000,000 on October 31, 2015; (iii) an interest rate for Eurodollar loans of LIBOR plus 3.25%; (iv) a commitment fee of 0.50% on the unused portions of the credit facility, with additional quarterly commitment fees payable by us; (v) a prohibition on all dividends, stock repurchases or other restricted payments; and (vi) adjustments to certain of the financial covenants included in the Credit Agreement.  Under the revised terms, our obligations under the Credit Agreement could not, at any time, exceed the lesser of (a) the commitment amount less a reserve or (b) the results of our revised borrowing base calculation. Our borrowing base will be calculated as 80% of our domestic accounts receivable. The reserve will be set at $3,000,000 and is to be reduced to $2,000,000 on August 31, 2015 and to $1,000,000 on October 31, 2015. In addition to the aforementioned terms, we will be required to maintain a minimum cash balance in the U.S. of $2,000,000 at all times as well as maintain certain financial performance measures, including minimum quick ratio and minimum adjusted EBITDA requirements. Such commitments of the lenders are subject to certain conditions, including, but not limited to, the completion of definitive documentation and no material adverse changes in our business.
As of December 31, 2014, we had total outstanding borrowings of $10,000,000 under the Credit Agreement. As a result of the aforementioned commitment letter, $3,500,000 of our total outstanding borrowings have been classified as short-term as of December 31, 2014. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of December 31, 2014 was 2.92%. As of December 31, 2014, we also had two outstanding irrevocable letters of credit in the aggregate amount of $502,000.
The Credit Agreement terminates on July 31, 2017, at which time all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our United States domestic subsidiaries and is secured by all domestic assets, including our intellectual property, and a pledge of 65% of the capital stock of LoJack Ireland.
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
On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock under the Repurchase Plan and additionally renewed the remaining management discretionary authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the Repurchase Plan. For the year ended December 31, 2014, we did not repurchase any shares under the Repurchase Plan. As of December 31, 2014, there were 1,205,129 shares available for repurchase under the Repurchase Plan.
We expect our continuing operations and expansion of the Italian stolen vehicle recovery network and LoJack Canada’s operating cash deficit, combined with our longer term international investment requirements and domestic expansion, to be funded using existing cash, cash flows from operations and, if needed, our existing credit facility.
We expect capital expenditures for 2015 to be between $3,400,000 and $5,000,000 which we expect to fund out of our existing working capital, which was $18,386,000 as of December 31, 2014. Non-discretionary capital expenditures planned for 2015 include $2,400,000 to $3,000,000 for enhancement of our core tracking and recovery technology.  Discretionary expenditures for 2015, which could be delayed to a future period, include $500,000 to $800,000 for our investments in our Enterprise Resource Planning system and $500,000 to $1,200,000 for our expansion into the Brazilian market. However, we currently have no plans to delay these projects or reduce these spending levels. For the year ended December 31, 2014, we had capital expenditures of $8,031,000.
We earn a significant amount of our operating income outside the United States, which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, $10,039,000 of cash and cash equivalents are held by foreign subsidiaries at December 31, 2014. Of the $10,039,000 of cash and cash equivalents held by foreign subsidiaries, $8,566,000, or 85%, is held in USD denominated accounts, with the remaining $1,473,000 held in foreign currency denominated accounts. We do not provide for U.S. federal income and foreign withholding taxes on the $8,619,000 of undistributed earnings from non-U.S. operations as of December 31,

2014 because we intend to reinvest such earnings indefinitely outside of the U.S. If we were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. We currently do not intend to repatriate these funds. We expect existing domestic cash, cash equivalents, short-term investments, cash flows from operations and our borrowing capacity under our Credit Agreement to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.
In 2012, our U.S. parent company received a one-time dividend of $10,000,000 from our Irish subsidiary to assist with legal expenses and the settlement costs associated with the California wage-and-hour litigation discussed Part II, Item 1, "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, which were paid in 2013. No domestic tax provision was recorded due to the release of valuation allowance against attributes which could be utilized to fully offset our domestic taxable income. Although it is not currently our intention, if we do require more capital in the U.S. than is generated by our domestic operations, for example to fund significant discretionary activities, we could elect to repatriate funds from foreign jurisdictions or to borrow funds under our existing Credit Agreement discussed above. These alternatives, however, would result in increased cash outflows due to higher effective tax rates or increased interest expense.
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash provided by (used in):
Operating activities	$(10,461)	$(7,331)	$(258)
Investing activities	(7,979)	(2,408)	(2,917)
Financing activities	4,192	(6,771)	2,107
Effect of exchange rate changes on cash	(147)	(99)	15
Decrease in cash and cash equivalents	$(14,395)	$(16,609)	$(1,053)
Operating activities used $10,461,000 of cash during the year ended December 31, 2014, as compared to using $7,331,000 of cash during the same period in 2013. This $3,130,000 increase in cash used was due to an increase of $20,867,000 in net losses after non-cash reconciling items, partially offset by an increase of $17,737,000 in cash from working capital items.
Investing activities used $7,979,000 of cash during the year ended December 31, 2014, as compared to using $2,408,000 of cash during the same period in 2013. This $5,571,000 increase in cash used by investing activities was primarily due to a$2,468,000 decrease in cash proceeds from the sale of our shares of the common stock of Absolute Software, which was sold during the year ended December 31, 2013, and an increase in capital expenditures of $2,855,000 during the year ended December 31, 2014.
Financing activities provided $4,192,000 of cash during the year ended December 31, 2014, as compared to using $6,771,000 of cash during the same period in 2013. The $10,963,000 increase in cash provided by financing activities was due primarily to a $10,899,000 decrease in repayments, net of proceeds, of our borrowings under our existing Credit Agreement, a $225,000 increase in cash received from the exercise of stock options and a $111,000 decrease in cash used for the repurchase of our common stock, partially offset by a $272,000 increase in tax withholdings related to stock grants and lapses.
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

CONTRACTUAL OBLIGATIONS
We have fixed contractual obligations under various operating lease agreements relating to our office locations, computer and office equipment, vehicles and tower infrastructure locations. Other contractual obligations include long-term debt and non-cancelable inventory purchase commitments. Contractual obligations and commercial commitments existing at December 31, 2014 were as follows (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
SCI convertible promissory note, long-term debt obligation	$478	$—	$478	$—	$—
Term loan debt obligation	10,000	3,500	6,500	—	—
Interest on term loan debt obligation(1)	1,043	574	469	—	—
Operating lease obligations	19,635	4,966	6,916	3,068	4,685
Purchase obligations	2,611	2,102	509	—	—
Total	$33,767	$11,142	$14,872	$3,068	$4,685

(1)
Borrowings under the Credit Agreement bear interest at a variable rate, adjustable quarterly, at our option. Interest has been calculated assuming the interest rate prevailing as of December 31, 2014, which was 2.92%.

OFF BALANCE SHEET ARRANGEMENTS
We have no material off balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have limited exposure to market risk due to the nature of the financial instruments carried on our consolidated balance sheet. Our financial instruments as of December 31, 2014 consisted of cash and cash equivalents, restricted cash, marketable securities, other assets, accounts receivable, accounts payable, accrued liabilities, long-term debt and credit facilities. Our financial position is subject to market risk, including, but not limited to, changes in the value of financial instruments including those resulting from changes in interest rates, foreign currency exchange rates and market valuation. As of December 31, 2014, the fair value of these financial instruments approximated their carrying values.
We are exposed to changes in interest rates primarily through amounts outstanding under our Credit Agreement. As of December 31, 2014, we analyzed the effect of interest rates on our variable-rate Credit Agreement, for which there was $10,000,000 of total outstanding borrowings. Based on the outstanding borrowings under the Credit Agreement at December 31, 2014, a 1% increase in the interest rate would result in an additional $100,000 of annual interest expense.
We are subject to foreign currency risk through our international operations. As of December 31, 2014, we carry cash denominated in foreign currencies, primarily in the euro, Canadian dollar, and Brazilian real. These assets accounted for approximately 8% of the total cash and cash equivalents at December 31, 2014. We translate accounts for subsidiaries whose functional currency is not the U.S. dollar using exchange rates in effect at period-end for assets and liabilities and exchange rates averaged over the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the consolidated statement of operations. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of our International segment revenue is denominated in U.S. dollars. This may change in the future if revenue earned and expenses incurred denominated in foreign currencies increases.
We manage future foreign exchange risk exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge is cost effective. As of December 31, 2014, we had no derivative contracts outstanding. We do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off balance sheet financing transactions. We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.
We are exposed to market valuation risks related to securities we hold that are carried at fair value. Our marketable securities previously consisted of 366,500 shares of Absolute common stock which was accounted for as an available-for-sale security and was valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. Prior to January 1, 2013, our investment in Absolute common stock was accounted for as a trading security and changes in fair value were recorded in the consolidated statement of operations as other income (expense). During the year ended December 31, 2013, we sold our 366,500 shares of Absolute common stock, our cost basis for which was $1,877,000. Our cost basis was calculated using the per share value of our investment as of January 1, 2013. As a result of the sale, during the year ended December 31, 2013, gross realized gains of $591,000 were reclassified from accumulated other comprehensive income to other income (expense).
Our other assets include our investment in our French licensee, in the form of a publicly-traded common stock, accounted for as an available-for-sale security and valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. During the year ended December 31, 2014, we recorded $1,000 in unrealized losses in accumulated other comprehensive income. Realized gains and losses on available-for-sale securities are included in other income (expense). No realized gains or losses were recorded for the year ended December 31, 2014.
As of December 31, 2014, we held $17,588,000 of cash and cash equivalents. Of this balance, $1,473,000, or 8%, is denominated in foreign currencies, including the Canadian dollar, euro and Brazilian real. The remaining $16,115,000, or 92%, is denominated in U.S. dollars. At December 31, 2014, $11,287,000, or 64%, of our total cash and cash equivalents balance was held in money market accounts, with the remaining $6,301,000 held in traditional deposit accounts.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LoJack Corporation:
We have audited the accompanying consolidated balance sheet of LoJack Corporation and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LoJack Corporation and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified audit opinion.
/s/ Grant Thornton LLP
Boston, Massachusetts
March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LoJack Corporation:
We have audited the accompanying consolidated balance sheet of LoJack Corporation and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the two‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LoJack Corporation and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Boston, Massachusetts
March 10, 2014

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,588	$31,983
Restricted cash	—	47
Accounts receivable, net of allowances of $1,781 and $2,023, respectively	23,963	26,525
Inventories	8,323	7,226
Prepaid expenses and other	3,480	2,253
Prepaid and receivable income taxes	333	186
Deferred income taxes	463	10
Total current assets	54,150	68,230
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $45,468 and $49,235, respectively	16,791	12,600
INTANGIBLE ASSETS — NET	80	90
GOODWILL	1,245	1,245
OTHER ASSETS — NET	3,994	4,611
TOTAL	$76,260	$86,776
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term debt	$3,500	$274
Accounts payable	6,295	6,875
Accrued and other liabilities	12,657	9,048
Current portion of deferred revenue	7,535	10,270
Accrued compensation	5,777	6,227
Total current liabilities	35,764	32,694
LONG TERM DEBT	6,978	6,000
DEFERRED REVENUE	9,609	10,648
DEFERRED INCOME TAXES	463	10
OTHER ACCRUED LIABILITIES	1,056	84
ACCRUED COMPENSATION	1,945	1,331
Total liabilities	55,815	50,767
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)
EQUITY:
Preferred stock — $.01 par value; authorized, 10,000,000 shares	—	—
Common stock — $.01 par value; authorized, 35,000,000 shares; issued and outstanding, 18,755,731 at December 31, 2014 and 18,741,253 at December 31, 2013	187	187
Additional paid-in capital	26,855	25,022
Accumulated other comprehensive income	7,431	6,875
Retained earnings (accumulated deficit)	(14,020)	3,904
Total LoJack Corporation equity	20,453	35,988
Noncontrolling interest in subsidiary	(8)	21
Total equity	20,445	36,009
TOTAL	$76,260	$86,776
The accompanying notes are an integral part of the consolidated financial statements.
LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except share and per share amounts)
Revenue	$133,568	$140,207	$132,528
Cost of goods sold	73,446	63,037	61,358
Gross profit	60,122	77,170	71,170
Costs and expenses:
Product development	5,730	5,434	5,410
Sales and marketing	32,663	32,005	29,018
General and administrative	35,155	35,840	32,546
Legal settlement	—	(623)	6,930
Depreciation and amortization	3,419	3,881	4,413
Impairment of goodwill	—	—	472
Total	76,967	76,537	78,789
Operating income (loss)	(16,845)	633	(7,619)
Other income (expense):
Interest income	8	97	141
Interest expense	(816)	(943)	(730)
Other, net	(124)	1,008	392
Total	(932)	162	(197)
Income (loss) before provision (benefit) for income taxes and net income (loss) attributable to the noncontrolling interest	(17,777)	795	(7,816)
Provision (Benefit) for income taxes	176	(2,518)	472
Net income (loss)	(17,953)	3,313	(8,288)
Less: Net income (loss) attributable to the noncontrolling interest	(29)	146	95
Net income (loss) attributable to LoJack Corporation	$(17,924)	$3,167	$(8,383)
Income (loss) per share attributable to LoJack Corporation:
Basic	$(0.99)	$0.18	$(0.48)
Diluted	$(0.99)	$0.18	$(0.48)
Weighted average shares:
Basic	18,017,286	17,712,002	17,515,903
Diluted	18,017,286	18,051,090	17,515,903
The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income (loss)	$(17,953)	$3,313	$(8,288)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	555	909	(391)
Unrealized gains (losses) on marketable securities	1	(225)	147
Total comprehensive income (loss)	(17,397)	3,997	(8,532)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(29)	146	95
Comprehensive income (loss) attributable to LoJack Corporation	$(17,368)	$3,851	$(8,627)

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	LoJack Corporation Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income
	Number of Shares	Amount			Retained Earnings		Noncontrolling Interest in Subsidiary	Total Equity	Comprehensive Income (Loss)
						Total
	(In thousands, except share amounts)
Balance, January 1, 2012	18,101,003	$181	$21,265	$6,435	$9,120	$37,001	$(220)	$36,781
Comprehensive loss:
Net income (loss)					(8,383)	(8,383)	95	(8,288)	$(8,288)
Unrealized gain on marketable securities, net of tax				147		147		147	147
Foreign currency translation				(391)		(391)		(391)	(391)
Total comprehensive loss									(8,532)
Less: Comprehensive income attributable to the noncontrolling interest									95
Comprehensive loss attributable to LoJack Corporation									$(8,627)
Repurchase of common stock and stock withheld for tax on stock compensation	(150,745)	(1)	(443)			(444)		(444)
Restricted stock grants, net of forfeitures	237,445	2	(2)
Compensation expense associated with stock based compensation			2,441			2,441		2,441
Balance, December 31, 2012	18,187,703	$182	$23,261	$6,191	$737	$30,371	$(125)	$30,246
Comprehensive income:
Net income					3,167	3,167	146	3,313	$3,313
Unrealized loss on marketable securities, net of tax				(225)		(225)		(225)	(225)
Foreign currency translation				909		909		909	909
Total comprehensive income									3,997
Less: Comprehensive income attributable to the noncontrolling interest									146
Comprehensive income attributable to LoJack Corporation									$3,851
Exercise of stock options	64,675	1	264			265		265
Repurchase of common stock and stock withheld for tax on stock compensation	(53,576)	(1)	(179)			(180)		(180)
Restricted stock grants, net of forfeitures	542,451	5	(5)
Compensation expense associated with stock based compensation			1,681			1,681		1,681
Balance, December 31, 2013	18,741,253	$187	$25,022	$6,875	$3,904	$35,988	$21	$36,009
Comprehensive loss:
Net loss					(17,924)	(17,924)	(29)	(17,953)	$(17,953)
Unrealized gain on marketable securities, net of tax				1		1		1	1
Foreign currency translation				555		555		555	555
Total comprehensive loss									(17,397)
Less: Comprehensive loss attributable to the noncontrolling interest									(29)
Comprehensive loss attributable to LoJack Corporation									$(17,368)
Exercise of stock options	124,248	1	489			490		490
Repurchase of common stock and stock withheld for tax on stock compensation	(72,291)	(1)	(338)			(339)		(339)
Restricted stock grants, net of forfeitures	(37,479)	—	—
Compensation expense associated with stock based compensation			1,682			1,682		1,682
Balance, December 31, 2014	18,755,731	$187	$26,855	$7,431	$(14,020)	$20,453	$(8)	$20,445
The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,953)	$3,313	$(8,288)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	1,682	1,681	2,441
Depreciation and amortization	3,713	4,131	4,711
Non cash revenue from warrants	(547)	(547)	(547)
Impairment of goodwill	—	—	472
Allowance for doubtful accounts	(218)	(561)	(184)
Deferred income taxes	—	145	170
(Gain) loss on disposal of property and equipment	12	(15)	(8)
Gain on marketable securities	—	(591)	(99)
Increase (decrease) in cash from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	2,635	(5,936)	8,665
Inventories	(1,179)	(119)	(472)
Prepaid expenses and other	(1,234)	657	102
Prepaid income taxes	(147)	1,134	(889)
Other assets	(45)	113	204
Accounts payable	(526)	888	(252)
Accrued and other liabilities	5,252	(7,640)	3,164
Deferred revenue, net of deferred costs	(1,906)	(3,984)	(9,448)
Net cash used in operating activities	(10,461)	(7,331)	(258)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(8,031)	(5,176)	(2,949)
Proceeds from sale of marketable securities	—	2,468	—
Other	5	122	32
Decrease in restricted cash	47	178	—
Net cash used in investing activities	(7,979)	(2,408)	(2,917)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	489	264	—
Repayment of debt	—	(19,560)	—
Repurchase of common stock	—	(111)	(205)
Proceeds from debt	4,204	12,704	2,551
Payment of tax withholding obligations related to stock compensation	(340)	(68)	(239)
Payment of debt issuance costs	(161)	—	—
Net cash provided by (used in) financing activities	4,192	(6,771)	2,107
Effect of exchange rate changes on cash and cash equivalents	(147)	(99)	15
DECREASE IN CASH AND CASH EQUIVALENTS	(14,395)	(16,609)	(1,053)
BEGINNING CASH AND CASH EQUIVALENTS	31,983	48,592	49,645
ENDING CASH AND CASH EQUIVALENTS	$17,588	$31,983	$48,592
Supplemental cash flow information:
Income taxes paid	$333	$43	$1,760
Interest paid	$816	$943	$729
The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
1.    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company — LoJack Corporation and subsidiaries, or LoJack, we, our, or the Company, is a global leader in providing after-market safety, security and protection products and services for tracking and recovering cars, trucks and other valuable mobile assets. Our proprietary technology, wireless network and integration with law enforcement agencies provide an effective means for the tracking and recovery of these assets. Our headquarters are located in Canton, Massachusetts and as of December 31, 2014 we have operations in 29 states and the District of Columbia in the United States and 30 foreign countries and territories.
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
For those warranties for which a third party, and not LoJack, is the primary obligor, we record revenue on a gross basis, with related unit costs being included in cost of goods sold. We considered the factors for gross and net revenue recording and determined that despite not being the primary obligor for the majority of these arrangements, gross revenue reporting was appropriate based on the relevant accounting guidance. Specifically, we have latitude in establishing price; we can change the product offering; we have discretion in supplier selection; we are involved in the determination of product or service specifications; we bear the credit risk; and the amount that we earn on each contract is not fixed. During the years ended December 31, 2014, 2013 and 2012, we recognized $6,272,000, $6,435,000 and $10,216,000, respectively, of revenue related to the sale of our extended warranty products for which we are not the primary obligor. We recognized related cost of goods sold of $1,139,000, $1,084,000 and $1,293,000 during the years ended December 31, 2014, 2013 and 2012, respectively.
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
Advertising Expenses — Advertising costs, which include the placement of advertisements, third party media consulting firm fees, trade shows and promotional literature, are expensed as incurred and are classified under sales and marketing expense. Advertising expenses for the years ended December 31, 2014, 2013 and 2012 were $2,856,000, $2,434,000 and $2,335,000, respectively.
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
A rollforward of the activity of the warranty reserve is as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$465	$859	$1,212
Additions charged to cost and expense	42	206	270
Warranty claims	(222)	(600)	(623)
Balance at end of year	$285	$465	$859
Our business in Canada experienced increased recall rates related to the Boomerang products following the conversion from an analog to digital infrastructure in 2010. In 2011, we transitioned our business in Canada from Boomerang Units to LoJack Units, resulting in decreased warranty expense during the years ended December 31, 2014, 2013 and 2012.
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
Cash and Cash Equivalents — We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. We periodically maintain bank balances which exceed the federally insured limit. We routinely assess the financial strength of our depository banks and believe we had no significant exposure to credit risks as of December 31, 2014.
Marketable Securities — All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. We determine the classification at the time of purchase.
Our investment in our French licensee, in the form of a publicly-traded common stock, is accounted for as an available-for-sale security and is valued at the quoted closing price on its market exchange as of the reporting date. No realized gains or losses were recorded for the years ended December 31, 2014, 2013 or 2012. Our investment in our French licensee is reported as a long-term asset on our consolidated balance sheet. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. We follow the specific identification method in determining the cost basis in computing realized gains and losses on the sale of available-for-sale securities. Realized gains and losses on available-for-sale securities are included in other income (expense).
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
Accounts Receivable — We maintain an allowance for doubtful accounts based on an assessment of collectability of all outstanding receivables. We make this assessment by evaluating the creditworthiness of our customers, historical trends and economic circumstances. A rollforward of the activity of the allowance for doubtful accounts is as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$2,023	$2,599	$2,890
Reductions to the provision	(218)	(561)	(184)
Accounts written off, net of recoveries	(24)	(15)	(107)
Balance at end of year	$1,781	$2,023	$2,599
Customer and Vendor Concentration — Accounts receivable in the United States are due principally from automobile dealers that are geographically dispersed. Accounts receivable in Canada consist of payments due from our dealer channel and corporate accounts. International accounts receivable are principally due from international licensees. As of December 31, 2014, two international licensees accounted for 21% and 15% of accounts receivable. As of December 31, 2013, two international licensees accounted for 14% and 16% of accounts receivable. For the years ended December 31, 2014 and 2013, our South African licensee, Tracker South Africa, accounted for 11% of revenue. For the years ended December 31, 2012 no international licensees accounted for more than 10% of revenue. When possible, payment for our products from international licensees is supported by the purchase of private trade-credit insurance paid for by the licensee.
We have a contract manufacturing arrangement for the LoJack Unit and other LoJack System components sold in the North America and International segments with Celestica LLC. Although we currently do not use additional manufacturers, we believe that several companies have the capability to manufacture LoJack Units.
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

Internal Software Development Costs — We capitalize internal software development costs associated with software developed for internal use. In accordance with ASC 350-40, Internal-Use Software, expenses related to the design of software, coding and installation of hardware, and certain costs incurred to allow access to or conversion of old data by new systems are capitalized. Costs related to training and data migration activities are expensed as incurred. Capitalized internal software development costs are amortized over the period of economic benefit, generally between three and five years. For the years ended December 31, 2014 and 2013, capitalized software included in property and equipment totaled $1,499,000 and $1,605,000, net of accumulated amortization of $14,107,000 and $13,917,000, respectively. For the years ended December 31, 2014, 2013 and 2012, we capitalized internal software development costs of $556,000, $1,539,000 and $456,000, respectively. For the years ended December 31, 2014, 2013 and 2012, $656,000, $576,000 and $881,000, respectively, of amortization expense was recorded for these capitalized internal software costs. Additions to internal software development costs are included in investments in property and equipment in the consolidated statements of cash flows. As of December 31, 2014, we had $6,534,000 of capitalized internal software development costs which had not yet been placed into service.
Cost-Basis Investments — We have made investments in some of our international licensees. These investments to date have resulted in ownership of less than 20% of any one licensee. Unless the shares are marketable securities, these investments are accounted for using the cost method of accounting. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings, additional investments made and other ownership changes. We have not recorded any gains or losses on these investments in the years ended December 31, 2014, 2013 and 2012. (Also see Note 5.)
Equity Investments— We have a 64% interest in SCI, a Texas based company which provides comprehensive solutions for cargo theft monitoring prevention, investigation, tracking and recovery. Prior to August 2008, we had accounted for our interest in SCI utilizing the equity method of accounting. During the third quarter of 2008, we increased our equity investment in SCI from 40% to 60% and as a result began consolidating the results of its operations in our consolidated financial statements as well as accounting for the corresponding impact of SCI’s noncontrolling interest in a separate component of our consolidated balance sheet and statement of operations. In October 2009, we, along with the noncontrolling interest in SCI, invested an additional $800,000 into SCI in exchange for 1,188,707 shares of SCI common stock. Our portion of this investment was $508,000. As of December 31, 2014 we, along with the noncontrolling interest in SCI, have invested an additional $1,482,000, in the form of 11% convertible notes. Our portion of the notes, which was $1,004,000 as of December 31, 2014, is eliminated in consolidation. The amount of the note due to noncontrolling holders of SCI, $478,000, is classified as long-term debt on our consolidated balance sheet. (Also see Note 4.)
Goodwill and Other Intangible Assets — Goodwill is not amortized but instead is assessed for impairment at least annually and as triggering events occur. We have adopted an annual measurement date of November 30 for SCI and SafetyNet. As of each annual measurement date, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined based on this analysis that the impairment test should be performed, the carrying value of the reporting unit is compared to its estimated fair value, and an impairment charge is measured based upon the excess of the carrying value of goodwill over the implied fair value if impairment is indicated. This analysis is performed at a reporting unit level. For the year ended December 31, 2012, we recorded a goodwill impairment charge for the entire goodwill balance of our SafetyNet business in the amount of $472,000. There was no goodwill impairment recognized for the years ended December 31, 2014 or 2013. (See Note 4 for detail.)
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
In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. There was no impairment charge recognized relating to other intangible assets for the years ended December 31, 2014, 2013 and 2012. (Also see Note 4.)
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

	Year Ended December 31,
	2014	2013	2012
Weighted average shares for basic	18,017,286	17,712,002	17,515,903
Dilutive effect of stock options and restricted stock	—	339,088	—
Weighted average shares for diluted	18,017,286	18,051,090	17,515,903
Because of the net losses reported for the year ended December 31, 2014, all shares of stock issuable pursuant to stock options and unvested stock were not considered for dilution as their effect would be antidilutive. For the year ended December 31, 2014, 2,185,199 options and 571,753 shares of restricted stock were excluded from the computation of diluted net income per share as their effect would be antidilutive. For the year ended December 31, 2013, 2,335,997 options and 0 shares of restricted stock were excluded from the computation of diluted net income per share as their effect would be antidilutive. Because of the net losses reported for the year ended December 31, 2012, all shares of stock issuable pursuant to stock options and unvested stock were not considered for dilution as their effect would be antidilutive. For the year ended December 31, 2012, 2,878,860 options and 608,903 shares of restricted stock were excluded from the computation of diluted net loss per share as their effect would be antidilutive.
Comprehensive Income — Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation. Accumulated other comprehensive income and its components were as follows (dollars in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Marketable Securities	Total Accumulated Other Comprehensive Income
Balance at December 31, 2013	$6,784	$91	$6,875
Foreign currency translation adjustments	555		555
Unrealized gain on marketable securities		1	1
Balance at December 31, 2014	$7,339	$92	$7,431
Foreign Currency — The functional currency for each of our subsidiaries is the currency of the primary economic environment in which the subsidiary operates, generally defined as the currency in which the entity generates and expends cash. For all entities, with the exception of LoJack Equipment Ireland, Ltd., or LoJack Ireland, the functional currency is the local currency. LoJack Ireland’s functional currency is the U.S. dollar. All assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rates for the year. Translation gains or losses are recorded in equity as an element of accumulated other comprehensive income. We also incur transactional gains and losses resulting from transactions denominated in foreign currencies and the translation of intercompany balances which are not permanently invested. Such items are recorded as other income (expense) in the consolidated statement of operations. For the years ended December 31, 2014, 2013 and 2012, we recorded foreign currency losses of $214,000, $30,000 and $30,000, respectively.

Recently Adopted Accounting Guidance
In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this guidance change the requirements for reporting discontinued operations. Under the new guidance a disposal of a component of an entity or a group of components is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance was effective prospectively for disposals that occur within annual periods beginning on or after December 15, 2014. The Company has adopted this guidance as of January 1, 2015 and the adoption did not have a material impact on our consolidated financial statements.
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

2.    INVENTORIES
Inventories are classified as follows (dollars in thousands):

	December 31,
	2014	2013
Raw materials	$156	$144
Work in progress	—	108
Finished goods	8,167	6,974
Total inventories	$8,323	$7,226

3.    PROPERTY AND EQUIPMENT
Property and equipment consist of the following (dollars in thousands):

	December 31,
	2014	2013
System components, including vehicle tracking units	$19,556	$24,951
Equipment, software, furniture and fixtures and leasehold improvements	34,322	33,325
Vehicles	314	338
Total	54,192	58,614
Less: accumulated depreciation and amortization	(45,468)	(49,235)
Total	8,724	9,379
System components and fixed assets not yet in service	8,067	3,221
Property and equipment — net	$16,791	$12,600
Depreciation expense relating to property and equipment totaled $3,703,000, $4,121,000 and $4,701,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
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

SafetyNet
At November 30, 2012, we conducted our annual review of the goodwill of the SafetyNet reporting unit for impairment. As part of this review, we noted that SafetyNet had continuously missed revenue and subscription objectives, despite the greatly reduced targets established. After assessing the totality of events and circumstances on a qualitative basis we determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount and thus the first step of the goodwill impairment test was performed.
Given the consistent financial shortfalls and past inability to accurately forecast results of the SafetyNet business, we no longer believed that SafetyNet would achieve the growth rates and returns previously anticipated. As such, the expected future growth of the business was reduced to a level that was believed to be sustainable and achievable without risking large upfront investments. Utilizing a discounted cash flow model, we determined the fair value of the SafetyNet reporting unit and compared it to the carrying value of the business, noting that the fair value was in fact less than the carrying value. As a result, we performed the second step of the goodwill impairment test, allocating the fair value to the assets and liabilities of the business, with any excess representing the implied fair value of the SafetyNet goodwill. Upon allocation of the fair value to the assets and liabilities of SafetyNet, we determined that the implied fair value of the goodwill was “de minimis.” As a result, during the year ended December 31, 2012 we recorded a goodwill impairment charge of $472,000, which eliminated the goodwill balance of the SafetyNet reporting unit going forward.
SCI
At November 30, 2014, we performed the annual qualitative assessment of the goodwill for SCI. After assessing the totality of events or circumstances affecting SCI, including macroeconomic, industry and market conditions, we determined that it was not more likely than not that the fair value of the SCI reporting unit was less than its carrying amount, and as such did not proceed with the first and second steps of the goodwill impairment testing process.
The following table summarizes the changes in goodwill by business segment (dollars in thousands):

	North America Segment	International Segment	All Other	Consolidated
Balance at January 1, 2012	$—	$—	$1,717	$1,717
Impairment loss on SafetyNet	—	—	472	472
Balance at December 31, 2012	$—	$—	$1,245	$1,245
Balance at December 31, 2013	$—	$—	$1,245	$1,245
Balance at December 31, 2014	$—	$—	$1,245	$1,245

The following table summarizes the changes in intangible assets by business segment (dollars in thousands):

	North America Segment	International Segment	All Other	Consolidated
Balance at January 1, 2012	$—	$110	$—	$110
Amortization		(10)	—	(10)
Balance at December 31, 2012	$—	$100	$—	$100
Amortization	—	(10)	—	(10)
Balance at December 31, 2013	$—	$90	$—	$90
Amortization	—	(10)	—	(10)
Balance at December 31, 2014	$—	$80	$—	$80

Intangible assets consist of the following (dollars in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Contractual relationships	$887	$887	2.8 years	$904	$904	2.8 years
Trade name and trademark	65	65	2.0 years	71	71	2.0 years
Patents and other intangibles	150	70	15.0 years	150	60	15.0 years
Total intangible assets	$1,102	$1,022	4.3 years	$1,125	$1,035	4.3 years
Estimated amortization expense for the next five years and thereafter for our intangible assets as of December 31, 2014 is as follows (dollars in thousands):

2015	$10
2016	$10
2017	$10
2018	$10
2019	$10
Thereafter	$30
5.    OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	December 31,
	2014	2013
Deferred costs related to deferred revenue arrangements	$406	$1,196
Investment in international licensees	2,318	2,313
Deferred compensation plan assets	688	750
Security deposits and other	582	352
Total	$3,994	$4,611
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
Investment in International Licensees
As of December 31, 2014, investments in international licensees of $2,318,000 included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, a 5.5% interest in our French licensee, totaling $277,000, and a 17.5% equity interest in our Benelux licensee, totaling $500,000.
The investment in our Mexican licensee, over which we do not exercise significant influence, is accounted for using the cost method of accounting and is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. We periodically review the carrying value of this investment, based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no impairments to the fair value of this investment for all years presented. During 2014, 2013 and 2012, our Mexican licensee declared dividends of $110,000, $252,000 and $201,000, respectively, which we recorded in other income.
Our investment in our French licensee, in the form of a marketable equity security, is accounted for as an available-for-sale security and is valued at the quoted closing price of its market exchange as of the reporting date. If the quoted price of the investment in our French licensee were to drop below our recorded cost for an extended period of time we would evaluate the investment for impairment. No realized gains or losses were recorded for the year ended December 31, 2014, 2013 or 2012.

The investment in our Benelux licensee, over which we do not exercise significant influence, is accounted for using the cost method of accounting and is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. In 2009, we obtained this investment in exchange for the licensing rights related to the Benelux region. We valued the investment based on the fair value of the licensing rights. The revenue related to the license is reflected in deferred revenue on the balance sheet at December 31, 2014 and 2013. We will begin to recognize license revenue once the licensee has completed the build-out of the VHF network. We periodically review the carrying value of this investment, based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate.
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
We also hold a 5% equity interest in our licensee in Argentina, for which we have no carrying value. While our licensee has paid dividends in the past, no dividends were received for the years ended December 31, 2014, 2013 or 2012.
Below are the revenue associated with, and the receivables outstanding from, our international licensees in which we maintain some ownership (dollars in thousands):

Revenue for the year ended:
December 31, 2014	$9,432
December 31, 2013	$11,560
December 31, 2012	$6,573
Accounts receivable outstanding at:
December 31, 2014	$6,792
December 31, 2013	$6,935
Deferred Compensation Plan Assets
The investments of the deferred compensation plan are included in other assets at fair value. See Note 11 for further discussion.
Absolute Warrants
In June 2005, we entered into a ten year trademark license agreement with Absolute, a Vancouver, British Columbia, Canada based computer theft recovery company to brand its consumer offering LoJack for Laptops®. In addition to an annual per unit royalty, we were granted 1,000,000 (on a post-split basis) warrants to purchase Absolute’s common stock with vesting on a pro rata basis over a five year period commencing on July 1, 2006. We concluded that a measurement date is not achieved until the warrants become vested and exercisable. Prior to reaching a measurement date, the fair value of unvested warrants is calculated utilizing a Black-Scholes option pricing model and the earned and unearned revenue is adjusted to fair value. Once a measurement date has been reached, the fair value of vested warrants is measured and the revenue related to the vested warrants becomes fixed with revenue recognized over the remaining term of the licensing agreement. Subsequent to reaching a measurement date, the vested warrants are accounted for as a derivative, which requires the warrants to be recorded at fair value at each reporting date with any changes in fair value being recorded in the consolidated statement of operations. We classify the gains (losses) on investments in other income (expense). During the years ended December 31, 2014, 2013 and 2012, we recognized $547,000 in revenue related to the Absolute warrants.
At December 31, 2014, there were no unvested Absolute warrants outstanding, as the five year vesting period was completed in May 2010. Short-term deferred revenue, reflecting the value of the vested warrants at the vesting dates, totaling $274,000, will be recognized ratably over the remaining life of the license agreement. As of December 31, 2014, we no longer held any shares of the Absolute common stock acquired through the exercise of the Absolute warrants.
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
We do not have any Level 2 or Level 3 financial assets or liabilities as of December 31, 2014 or 2013.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2014 and 2013, according to the valuation techniques we used to determine their fair values (dollars in thousands):

		Fair Value Measurements at Reporting Date Using:
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonqualified deferred compensation plan investments	$688	$688	$—	$—
Nonqualified deferred compensation plan obligation	(688)	(688)	—	—
Equity investment in French licensee	277	277	—	—
Total	$277	$277	$—	$—

		Fair Value Measurements at Reporting Date Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonqualified deferred compensation plan investments	$750	$750	$—	$—
Nonqualified deferred compensation plan obligation	(750)	(750)	—	—
Equity investment in French licensee	276	276	—	—
Total	$276	$276	$—	$—
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
We use Level 3 inputs to measure the fair value of goodwill and intangible assets on their annual measurement dates or if a triggering event occurs on an interim basis. For the year ended December 31, 2012, we recognized a goodwill impairment relating to our SafetyNet reporting unit of $472,000. (See Note 4 for detail.) No impairments were recognized for the year ended December 31, 2014 or 2013.
The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a non-recurring basis at December 31, 2014 and 2013, according to the valuation techniques we used to determine their fair values (dollars in thousands):

		Fair Value Measurements at Reporting Date Using:
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	500	—	—	500
Total	$2,041	$—	$—	$2,041

		Fair Value Measurements at Reporting Date Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	496	—	—	496
Total	$2,037	$—	$—	$2,037
As of December 31, 2014, investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000 and a 17.5% equity interest in our Benelux licensee, totaling $500,000. In addition, we hold a 5% equity interest in our licensee in Argentina, for which we have no carrying value in our financial statements.
Our investments in the aforementioned licensees are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. We periodically review the carrying value of these investments using Level 3 inputs such as projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no impairments to the fair value of these investments for all periods presented. The fair value of these investments is not estimated as we have determined that it would not be practicable to do so.
Financial Instruments not Measured at Fair Value
Some of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.
At December 31, 2014, the carrying value of $6,500,000 of our long-term debt under our multicurrency revolving credit agreement approximated the fair value, because our agreement carries a variable rate of interest which is adjusted periodically and reflects current market conditions. (Also see Note 7 below.)
7.    DEBT
Our debt consists of the following (dollars in thousands):

	December 31,
	2014	2013
Short-term debt
SCI convertible promissory note, short-term	$—	$274
Term loan, current portion	3,500	—
Long-term debt
SCI convertible promissory note, long-term	478	—
Term loan, long-term portion	6,500	6,000
Total	$10,478	$6,274

SCI has issued a one year, 11% interest Convertible Promissory Notes to its shareholders, totaling $1,482,000. These notes mature on August 1, 2017. The amount of the notes due to noncontrolling holders of SCI, $478,000, is classified as long-term debt on our consolidated balance sheet.
On December 29, 2009, we entered into the Credit Agreement with RBS Citizens, N.A., as Lender, Administrative Agent and Lead Arranger, and TD Bank, N.A., as a Lender and Issuing Bank. The Credit Agreement provided for a multicurrency revolving credit facility in the maximum amount of USD $30,000,000, subject to a borrowing base calculation (or its equivalent in alternate currencies). The maturity date for the revolving credit loan was July 31, 2015.
On September 19, 2014, we entered into a fifth amendment to the Credit Agreement. The amendment provided for: (i) an extension of the maturity date for revolving credit loans under the Credit Agreement to July 31, 2017; (ii) a modification to the stock repurchase covenant providing for stock repurchases of up to $5,000,000 for the period commencing on the date of the amendment through the maturity date; (iii) a modification to the Debt Service Coverage Ratio to exclude permitted stock repurchases from such calculation; (iv) deletion of the financial covenant regarding capital expenditures; and (v) modifications to certain definitions including Applicable Margin and Consolidated EBITDA. As a result of the amendment, certain one-time costs related to legal proceedings and restructuring matters were to be excluded in determining our compliance with applicable financial covenants in the Credit Agreement, and costs associated with the reported quality assurance notification program were to be recognized on a net cash flow basis for this purpose.
On March 13, 2015, we entered into a commitment letter with our lenders which provides for the granting of waivers with respect to our non-compliance with certain of the existing financial covenants in our credit facility for the fiscal year ended December 31, 2014, in connection with an amendment to our Credit Agreement to be entered into by the parties. The amendment will include, among other things: (i) a reduction in our total facility commitment amount to $12,000,000 with up to $7,000,000 in outstanding borrowings on the closing date of the amendment; (ii) a mandatory reduction in our total commitment amount of $2,000,000 on August 31, 2015 and an additional $2,000,000 on October 31, 2015; (iii) an interest rate for Eurodollar loans of LIBOR plus 3.25%; (iv) a commitment fee of 0.50% on the unused portions of the credit facility, with additional quarterly commitment fees payable by us; (v) a prohibition on all dividends, stock repurchases or other restricted payments; and (vi) adjustments to certain of the financial covenants included in the Credit Agreement.  Under the revised terms, our obligations under the Credit Agreement could not, at any time, exceed the lesser of (a) the commitment amount less a reserve or (b) the results of our revised borrowing base calculation. Our borrowing base will be calculated as 80% of our domestic accounts receivable. The reserve will be set at $3,000,000 and is to be reduced to $2,000,000 on August 31, 2015 and to $1,000,000 on October 31, 2015. In addition to the aforementioned terms, we will be required to maintain a minimum cash balance in the U.S. of $2,000,000 at all times as well as maintain certain financial performance measures, including minimum quick ratio and minimum adjusted EBITDA requirements. Such commitments of the lenders are subject to certain conditions, including, but not limited to, the completion of definitive documentation and no material adverse changes in our business.
As of December 31, 2014, we had total outstanding borrowings of $10,000,000 under the Credit Agreement. As a result of the aforementioned commitment letter, $3,500,000 of our total outstanding borrowings have been classified as short-term as of December 31, 2014. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of December 31, 2014 was 2.92%. As of December 31, 2014, we also had two outstanding irrevocable letters of credit in the aggregate amount of $502,000.
The Credit Agreement terminates on July 31, 2017, at which point all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our United States domestic subsidiaries and is secured by all domestic assets, including our intellectual property, and a pledge of 65% of the capital stock of LoJack Ireland.
8.    EQUITY AND STOCK COMPENSATION
Preferred Stock — As of December 31, 2014, we had 10,000,000 authorized shares of $0.01 par value preferred stock.
Common Stock — As of December 31, 2014, we had 35,000,000 authorized shares of $0.01 par value common stock and had reserved 3,854,068 shares for the future issuance and exercise of stock options.
Incentive Plan — In May 2008, our shareholders approved the 2008 Stock Incentive Plan, or the Incentive Plan, which provides for the issuance of stock options and the granting of restricted stock to our directors, executive officers, officers and other key employees. A total of 2,090,000 shares of common stock were authorized for issuance under the Incentive Plan, consisting of 2,000,000 new shares and 90,000 shares allocated from our 2003 Stock Incentive Plan. Beginning in May 2008, no additional grants were to be made under the 2003 plan. On May 20, 2009 and May 17, 2012, our shareholders approved an additional 2,000,000 and 750,000 shares, respectively, of common stock for issuance under the Incentive Plan. We grant stock options at exercise prices equal to the fair market value of our common stock on the date of grant. Options issued under the Incentive Plan generally become exercisable over periods of two to five years and expire seven years from the date of the grant. At December 31, 2014, there were 1,148,359 shares available for future grant under the Incentive Plan.

The following table presents activity of all stock options for the year ended December 31, 2014:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2014	2,601,661	$5.61
Granted	165,937	5.21
Exercised	(124,248)	3.89
Cancelled or forfeited	(458,151)	9.02
Outstanding at December 31, 2014	2,185,199	$4.96	3.02	$3
Vested at December 31, 2014 and unvested expected to vest	2,170,551	$4.97	2.99	$3
Exercisable at December 31, 2014	1,757,922	$5.19	2.47	$1
The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $2.54 per share as of December 31, 2014.
The total intrinsic values of options exercised for the years ended December 31, 2014, 2013 and 2012 were $165,000, $17,000 and $0, respectively. Proceeds from the exercise of stock options were $489,000, $264,000 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively. Income tax deficiencies realized from the exercise of stock options and the vesting of restricted stock for the years ended December 31, 2014, 2013 and 2012 were $0, $0 and $0, respectively. The income tax benefit in excess of, or less than, previously recognized stock compensation expense is recognized in additional paid-in-capital to the extent of previously recognized excess tax benefits as calculated.
As of December 31, 2014, there was $662,000 of unrecognized compensation cost related to our stock option plans. The cost is expected to be recognized over a weighted average period of 1.5 years.
Unvested Stock — Unvested stock represents shares of common stock that are subject to the risk of forfeiture until the fulfillment of specified conditions. Our restricted stock awards generally cliff vest either on the first, second or third anniversary date of the grant.
For grants that vest based on certain specified performance criteria, the grant date fair value of the shares is recognized as compensation expense over the requisite period of performance once achievement of criteria is deemed probable. For grants that vest through only the passage of time, the grant date fair value of the award is recognized as compensation expense on a straight line basis over the vesting period. The fair value of unvested stock awards is determined based on the number of shares granted and the market value of our shares on the grant date. For the years ended December 31, 2014, 2013 and 2012, $1,119,000, $902,000 and $1,424,000 of compensation expense, respectively, has been recorded in operating expenses for unvested stock awards. As of December 31, 2014, there was $1,246,000 of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under our stock plans that is expected to be recognized as compensation expense in the amounts of $737,000, $401,000 and $108,000 for the years ended December 31, 2015, 2016, and 2017, respectively.
The following table presents activity of all unvested stock for the year ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2014	949,043	$3.38
Granted	322,827	5.45
Vested	(339,811)	3.53
Forfeited/cancelled	(360,306)	3.42
Unvested at December 31, 2014	571,753	$4.44

The following table presents the total amount of stock-based compensation expense included in our consolidated statement of operations for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of goods sold	$47	$59	$166
Product development	13	26	33
Sales and marketing	250	272	354
General and administrative	1,372	1,324	1,888
Stock-based compensation expense	1,682	1,681	2,441
Income tax benefits	—	—	—
Total stock-based compensation expense, net	$1,682	$1,681	$2,441
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
The weighted-average assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2014, 2013 and 2012, were as follows:

	Year Ended December 31,
	2014	2013	2012
Range of risk-free interest rates	1.97%-2.27%	1.30%-1.35%	0.80%-1.52%
Expected life (in years)	7	7	7
Expected volatility	58.62%	55.10%	55.71%
Dividend yield	—%	—%	—%
Weighted average grant date fair value	$3.05	$3.40	$3.10
Stock Repurchase Plans — On February 28, 2006, our Board of Directors authorized our stock repurchase plan, or the Repurchase Plan. The Repurchase Plan authorized us to purchase up to 2,000,000 shares of our outstanding common stock on or before February 25, 2008. From the date of the adoption of the Repurchase Plan through December 18, 2006, we repurchased 1,244,566 shares. On December 19, 2006, the Board of Directors increased the remaining authorization to 2,000,000 shares. On February 15, 2008, our Board of Directors approved an increase of 1,000,000 shares to be repurchased under the Repurchase Plan, pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and additionally renewed the remaining management discretionary authority to repurchase 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares as of February 15, 2008. In November 2011, we resumed our repurchase activity under the Repurchase Plan. During the year ended December 31, 2014, we did not repurchase shares under the Repurchase Plan. At December 31, 2014, 1,205,129 shares remained available for repurchase under our Repurchase Plan.
All other share repurchases in 2014, 2013 and 2012 were shares acquired from our employees or directors in accordance with our Incentive Plan as a result of share withholdings to pay income tax related to the lapse of restrictions on restricted stock and thus did not impact the shares available for repurchase under the Repurchase Plan.
9.    INCOME TAXES
The components of income (loss) before provision (benefit) for income taxes and net income (loss) attributable to the noncontrolling interest are as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$(8,658)	$(476)	$(4,075)
Foreign	(9,119)	1,271	(3,741)
	$(17,777)	$795	$(7,816)

The (benefit) provision for income taxes consists of the following (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(61)	$(3,523)	$139
State	45	31	74
Foreign	192	829	89
Total	176	(2,663)	302
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	145	170
Total	—	145	170
(Benefit) provision for income taxes	$176	$(2,518)	$472

A reconciliation of statutory federal income tax benefit at a 35% tax rate to recorded income tax expense is as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Statutory federal income tax (benefit) expense	$(6,222)	$278	$(2,735)
State taxes, net of federal benefit	19	31	49
Valuation allowances	(10,186)	15,426	709
Foreign income inclusion, net of foreign tax credits	—	93	1,678
Provision to return adjustments	901	(31)	(32)
Capital loss expiration	15,266	—	—
Foreign rate differential	271	(1,205)	(46)
Uncertain tax positions accrual	—	(18,901)	166
Incentive stock options	58	80	79
Meals and entertainment	144	157	138
Gain on intercompany sale	—	1,373	—
Other, net	(75)	181	466
Recorded income tax expense	$176	$(2,518)	$472

The tax effects of the items comprising our deferred tax assets and liabilities are as follows (dollars in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Accruals not currently deductible	$6,963	$5,598
Revenue recognized for tax purposes	2,751	3,530
Investments in available-for-sale and trading securities	848	848
Net operating losses and other carryforwards	29,754	40,536
Other	314	330
Total gross deferred tax assets	40,630	50,842
Valuation allowances	(38,236)	(48,422)
Net deferred tax assets	2,394	2,420
Deferred tax liabilities:
Depreciable assets	(2,267)	(2,212)
Software development costs	—	—
Other	(127)	(208)
Total deferred tax liabilities	(2,394)	(2,420)
Total	$—	$—
As of December 31, 2014, in the United States we had federal net operating loss carryforwards of $20,742,000 related to the LoJack Corporation consolidated tax group, which expire between 2030 and 2034, and $8,794,000 of net operating loss carryforwards associated with our investment in SCI, which expire between 2025 and 2032. We had state net operating loss carryforwards which could result in a net benefit of approximately $1,219,000, which will expire at various dates through 2034. We also had domestic research and development tax credit carryforwards of $1,300,000, which will expire between 2029 and 2034, and United States foreign tax credit carryforwards of $238,000, which will expire in 2021 and approximately a $43,616,000 capital loss carryforward, which expired at December 31, 2014 and has been reflected within the effective tax rate’s reconciliation as a capital loss expiration.
At December 31, 2014, we had foreign net operating loss carryforwards of approximately $44,817,000 primarily related to our operations in Italy and Canada. Our net operating loss carryforwards in Italy have indefinite lives. The net operating loss carryforwards of our remaining subsidiaries expire at various dates through 2034.
At December 31, 2014, we maintain a full valuation allowance against our worldwide deferred tax assets net of deferred tax liabilities, with the exception of Ireland, which has deferred tax assets of $0. The valuation allowance decreased by approximately $10,186,000 and increased by approximately $15,426,000 and $710,000 during the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in valuation allowance is primarily due to the tax effect of approximately $15,266,000 expired capital loss carryforward, net of the additional effect of the tax benefit of losses generated by both domestic and foreign jurisdictions. The increase in valuation allowance in 2013 is primarily due to the effect of reserving the tax benefit of losses generated in foreign jurisdictions and the derecognition of a $15,304,000 capital loss that had been tracked and upheld by the 2009 IRS Audit and offset by a valuation allowance. The increase in valuation allowance in 2012 is primarily due to the effect of reserving the tax benefit of losses generated in foreign jurisdictions, partially offset by a decrease in the valuation allowance due to the utilization of certain tax attributes to offset current year domestic taxable income. If sufficient evidence of our ability to generate future taxable income in the jurisdictions in which we currently maintain a valuation allowance causes us to determine that our deferred tax assets are more likely than not realizable, we would release our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statement of operations.
We recorded a $176,000 benefit for income taxes for the year ended December 31, 2014. This amount is comprised of the provision for income taxes for our Irish subsidiary and miscellaneous state tax provisions.
The effective tax rate is significantly lower than the U.S. statutory rate as a result of recording a moderate taxable profit in our Irish operations. Furthermore, we recorded a tax provision on our year-to-date Irish profits and are recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continue to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at December 31, 2014.
In general, it is the practice and intention of the Company to indefinitely reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2014, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $8,619,000 of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries because such earnings are considered to be indefinitely reinvested in the business. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
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
As of December 31, 2014 and December 31, 2013, we had no material gross unrecognized tax benefits. However, if an uncertain tax position does arise, the Company will recognize interest and penalties related to income tax matters within income tax expense. At December 31, 2014 and December 31, 2013, we had no accrued interest and penalties.
The total amount of unrecognized tax benefits was as follows (dollars in thousands):

Balance at December 31, 2012	$18,629
Decrease due to settlements with tax authorities	(17,834)
Decrease due to statute lapse	(795)
Balance at December 31, 2013	—
Balance at December 31, 2014	$—

We are subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal tax matters through 2011 and state income tax matters for years through 2006. All material foreign income tax matters through 2008 have been substantially concluded as well.
10.    COMMITMENTS AND CONTINGENT LIABILITIES
Lease Commitments — We lease various facilities, equipment and vehicles under operating leases whose terms expire from 2015 to 2025. Certain facility and equipment leases contain renewal options ranging from one to five years. Certain of our facility and equipment leases contain escalation clauses. For facility leases, we record the total expense of the lease on a straight-line basis over the estimated term of lease.
Minimum annual lease payments under operating leases as of December 31, 2014 are as follows (dollars in thousands):

2015	$4,966
2016	4,044
2017	2,872
2018	1,818
2019	1,250
Thereafter	4,685
Total	$19,635
Rental expense under operating leases aggregated approximately $5,781,000, $5,193,000 and $5,088,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
Purchase Commitments and Milestone Payments — As of December 31, 2014, we had outstanding commitments for items including certain inventory material, system components, testing services, tooling equipment and software subscription services totaling approximately $2,611,000.
Loan Guarantees — We guarantee the amortized value of LoJack Units purchased by customers via auto loans underwritten by a certain financing company. Under this agreement, we will reimburse participating dealers the remaining unamortized cost of a financed LoJack Unit upon a borrower’s default within the initial eighteen months of the auto loan. This agreement terminated effective December 31, 2014 but is automatically renewed for subsequent one year terms until either of the parties provides a notification of intent to terminate the agreement. As neither party provided a notice of intent to terminate, the agreement was automatically renewed for the year ended December 31, 2015.
Payment to the participating dealers is remitted by us under this agreement on a claim-by-claim basis. Based on the unamortized cost of units sold, our maximum potential amount of future payments under this agreement, assuming the default of all participants, is $5,127,000 as of December 31, 2014. Our expected obligation is accrued based on sales to the participating dealers and industry default statistics. As of December 31, 2014, we had accrued $102,000 under this guarantee. Accruals for loan guarantees are recorded as a reduction of revenue in the consolidated statement of operations.
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
On January 28, 2015, LoJack Ireland reached a legal settlement with Tracker with respect to the counterclaims included in the arbitration. Under the settlement, Tracker is required to pay LoJack Ireland $2,000,000 in cash and provide $3,000,000 of value in the form of gross margin through product sales. The cash payments are to be paid by Tracker evenly over the twelve months ending January 2016. Of the total value, $4,000,000 is expected to be received by LoJack in 2015 and the remaining $1,000,000 in the first seven months of 2016. The product sales are a combination of last time purchases by Tracker in Brazil and other purchases by Tracker affiliates with valid license agreements in other territories. The settlement also terminates all litigation between the parties, although LoJack Ireland’s damages claim may be re-instated in the event that Tracker does not comply with the terms of the settlement agreement, and also provides for the immediate termination of Tracker as LoJack’s exclusive licensee in the country of Brazil.
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
Battery Evaluation
We were notified in 2013 by some of our international licensees that some of the batteries manufactured by our former battery manufacturer, EVE Energy Co., Ltd., or EVE, and included in self-powered LoJack Units these licensees had purchased from us exhibited degraded performance below LoJack’s quality standards. These notifications led us to perform our own investigation. While our investigation is still underway, we have confirmed that batteries manufactured by EVE that were included in certain self-powered LoJack Units sold in the United States and to our international licensees are exhibiting variability in performance that could impact the ability of the LoJack Unit to transmit a signal when called upon for stolen vehicle recovery. We manufacture both vehicle and self (battery) powered LoJack Units and this degraded performance only potentially affects the transmit battery pack in our self-powered units. As of the date of this report, the majority of LoJack Units in circulation are vehicle powered.
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
The Company and its subsidiaries have incurred, and expect to continue to incur, significant costs and expenses related to the on-going investigation of the reported battery evaluation and the actions that we have decided to take to address this matter. These costs and expenses may include, among others, those related to quality assurance programs, product or battery replacements, warranty claims, extension of product warranties, legal and other professional fees, litigation, and payments or other business concessions to our B2B customers. On October 27, 2014, the Company and LoJack Ireland commenced arbitration proceedings against EVE by filing a notice of arbitration with the Hong Kong International Arbitration Centre. The filing alleges that EVE breached representations and warranties relating to the quality and performance of the batteries supplied by EVE. We have also filed a formal claim under our relevant insurance policy and, as of the date of this report, are in discussions with our insurance carrier as to whether this matter will be covered by insurance. Our relevant insurance policy provides up to $5,000,000 of coverage and includes a deductible of $100,000. There can be no assurances that we will be able to recover any amounts from EVE or our insurance company to help reduce our financial exposure.
11.    EMPLOYEE BENEFIT PLANS
We have a profit sharing plan with a Section 401(k) feature to provide retirement benefits covering substantially all of our full-time domestic employees. Under the provisions of the plan, employees are eligible to contribute a portion of their compensation within certain limitations as established by the plan and the Internal Revenue Code. On March 26, 2009, our Board of Directors amended the Company’s 401(k) Plan to make the Company’s match of employee contributions discretionary on the part of the Company. Our Board of Directors elected to match 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of the participants’ compensation, for the years ended December 31, 2014, 2013 and 2012, subject to certain limitations. Company contributions become fully vested after five years of continuous service. Company contributions related to the plan were approximately $1,236,000, $1,629,000 and $1,517,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
We also maintain a nonqualified deferred compensation plan for the benefit of our key employees. The plan allows for eligible employees to defer a percentage of their total cash compensation. The plan also provides for the Company to make matching contributions of 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of their total cash compensation, however in March 2009 the Board of Directors voted to suspend the matching contributions. Company contributions become fully vested three years after contribution. We may also make discretionary contributions to the deferred compensation plan. No company contributions were made to the nonqualified deferred compensation plan during the years ended December 31, 2014, 2013 or 2012.

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
Our North America segment includes our domestic operation which sells products that operate in all or a portion of 29 states and the District of Columbia, in the United States as well as LoJack Canada, a provider of stolen vehicle recovery products and services in Canada.
Our International segment sells products, licenses or owns and operates LoJack proprietary vehicle recovery technology in 30 countries and territories throughout Europe, Africa and Latin and South America and our wholly owned subsidiary in Italy, LoJack Italia, SRL, or LoJack Italia. For the years ended December 31, 2014, 2013 and 2012, LoJack Italia had revenue of $5,774,000, $3,727,000 and $3,418,000 and operating losses of $3,683,000, $3,437,000 and $3,545,000, respectively. As of December 31, 2014 and 2013, LoJack Italia had assets of $2,965,000 and $2,040,000, respectively.
In 2008, we acquired the assets of Locator Systems (now known as SafetyNet) and SCI, providers of technology for the tracking and rescue or recovery of people at risk of wandering and valuable cargo and business information, respectively. The financial statement impact of these businesses is included in the All Other segment below.
The following table presents information about our operating segments for 2014, 2013 and 2012 (dollars in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods that we consider to be reasonable.

	North America Segment	International Segment	All Other	Consolidated
Year Ended December 31, 2014
Revenue	$93,779	$35,519	$4,270	$133,568
Depreciation and amortization	3,352	267	94	3,713
Operating (loss) income	(23,812)	7,205	(238)	(16,845)
Capital expenditures	7,398	98	535	8,031
Segment assets	47,788	24,649	3,823	76,260
Deferred revenue	13,729	3,290	125	17,144
Year Ended December 31, 2013
Revenue	$99,266	$36,485	$4,456	$140,207
Depreciation and amortization	3,727	318	86	4,131
Operating (loss) income	(8,245)	8,825	53	633
Capital expenditures	4,857	75	244	5,176
Segment assets	49,893	33,260	3,623	86,776
Deferred revenue	17,523	3,249	146	20,918
Year Ended December 31, 2012
Revenue	$98,565	$29,842	$4,121	$132,528
Depreciation and amortization	4,177	373	161	4,711
Impairment of goodwill	—	—	472	472
Operating (loss) income	(9,190)	3,175	(1,604)	(7,619)
Capital expenditures	2,691	161	97	2,949
Segment assets	61,955	36,756	3,217	101,928
Deferred revenue	22,834	3,503	332	26,669
The following table presents information about our geographic revenue, based on the location of our customers, for 2014, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$92,398	$96,418	$93,353
Africa	14,196	15,515	12,056
Latin American and Caribbean countries	12,376	13,063	9,744
Canada	5,651	7,303	9,333
Europe	8,947	7,908	8,042
Total	$133,568	$140,207	$132,528
The following table presents information about our revenue, by product and service lines, for 2014, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Products	$93,004	$95,979	$79,737
Early Warning Products (1)	27,376	27,375	28,795
Warranties	6,444	8,118	13,302
Services	6,744	8,735	10,694
Total	$133,568	$140,207	$132,528
(1) Prior to our adoption of ASC 605 as of January 1, 2011, the Early Warning Unit and ongoing notification service were considered to be one unit of accounting. In 2014, 2013 and 2012, the above includes service revenue related to the delivery of the Early Warning ongoing notification service of $3,152,000, $2,222,000 and $1,341,000, respectively.

The following table presents information about our long-lived assets, by geographic location, as of December 31, 2014, 2013 and 2012 (dollars in thousands):

	December 31,
	2014	2013	2012
United States	$15,906	$11,210	$9,874
Canada	471	742	951
Europe and other	414	648	861
Total	$16,791	$12,600	$11,686
13.    UNAUDITED QUARTERLY RESULTS
Our unaudited quarterly results are summarized below (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014
Revenue	$30,132	$34,411	$32,673	$36,352
Gross profit	15,093	16,992	10,086	17,951
Net loss	(5,539)	(3,435)	(8,174)	(805)
Net loss attributable to LoJack Corporation	(5,488)	(3,388)	(8,194)	(854)
Basic loss per share attributable to LoJack Corporation	$(0.31)	$(0.19)	$(0.45)	$(0.04)
Diluted loss per share attributable to LoJack Corporation	$(0.31)	$(0.19)	$(0.45)	$(0.04)
Year Ended December 31, 2013
Revenue	$31,220	$33,680	$34,796	$40,511
Gross profit	16,472	18,364	19,027	23,307
Net income(loss)	(5,636)	2,645	1,671	4,633
Net income (loss) attributable to LoJack Corporation	(5,675)	2,635	1,660	4,547
Basic earnings (loss) per share attributable to LoJack Corporation	$(0.32)	$0.15	$0.09	$0.26
Diluted earnings (loss) per share attributable to LoJack Corporation	$(0.32)	$0.15	$0.09	$0.25
14.    RESTRUCTURING ACTIVITIES
During the fourth quarter of 2014, the Company announced a plan to consolidate our Canadian operations to reduce costs and more closely align the Canadian business with our U.S. operations. As a result of this plan, we incurred a pre-tax charge of approximately $2,396,000 in the fourth quarter of 2014. We expect to complete the program during the second quarter of 2015. Substantially all of these charges will result in cash expenditures over the next nine fiscal quarters.
The following table summarizes our restructuring activity during the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
Severance and other employee-related costs	$2,043	$—
Contractual lease obligation and related costs	353	—
Total restructuring charges	$2,396	$—

The following table summarizes our total restructuring charges incurred during the years ended December 31, 2014 and 2013 as well as charges incurred to date by segment:

	December 31,
	2014	2013
North America Segment	$2,396	$—
International Segment	—	—
All Other	$—	$—
Total	$2,396	$—
The following table summarizes our accrued restructuring balance and associated activity from December 31, 2013 through December 31, 2014:

	Accrued Restructuring as of December 31, 2013	Additions	Cash Payments	Accrued Restructuring as of December 31, 2014
Severance and other employee-related costs	$—	$2,043	$—	$2,043
Contractual lease obligation and related costs	—	353	—	353
Total restructuring charges	$—	$2,396	$—	$2,396

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A —	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the 2013 framework, Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2014.
Our internal control over financial reporting was audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LoJack Corporation:
We have audited the internal control over financial reporting of LoJack Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those financial statements.
/s/ Grant Thornton LLP
Boston, Massachusetts
March 16, 2015

ITEM 9B —	OTHER INFORMATION
On March 13, 2015, we entered into a commitment letter with our lenders which provides for the granting of waivers with respect to our non-compliance with certain of the existing financial covenants in our credit facility for the fiscal year ended December 31, 2014, in connection with an amendment to our Credit Agreement to be entered into by the parties. The amendment will include, among other things: (i) a reduction in our total facility commitment amount to $12,000,000 with up to $7,000,000 in outstanding borrowings on the closing date of the amendment; (ii) a mandatory reduction in our total commitment amount of $2,000,000 on August 31, 2015 and an additional $2,000,000 on October 31, 2015; (iii) an interest rate for Eurodollar loans of LIBOR plus 3.25%; (iv) a commitment fee of 0.50% on the unused portions of the credit facility, with additional quarterly commitment fees payable by us; (v) a prohibition on all dividends, stock repurchases or other restricted payments; and (vi) adjustments to certain of the financial covenants included in the Credit Agreement.  Under the revised terms, our obligations under the Credit Agreement could not, at any time, exceed the lesser of (a) the commitment amount less a reserve or (b) the results of our revised borrowing base calculation. Our borrowing base will be calculated as 80% of our domestic accounts receivable. The reserve will be set at $3,000,000 and is to be reduced to $2,000,000 on August 31, 2015 and to $1,000,000 on October 31, 2015. In addition to the aforementioned terms, we will be required to maintain a minimum cash balance in the U.S. of $2,000,000 at all times as well as maintain certain financial performance measures, including minimum quick ratio and minimum adjusted EBITDA requirements. Such commitments of the lenders are subject to certain conditions, including, but not limited to, the completion of definitive documentation and no material adverse changes in our business.

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
See Item 1, Business — Executive Officers of the Registrant.
The remainder of the information required by this Item 10 is incorporated herein by reference to our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, or our definitive Proxy Statement, under the headings “Proposal No. 1 — Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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
The following table provides a summary, as of December 31, 2014, of shares of our common stock reserved for issuance pursuant to all of our current equity compensation plans (the 2003 Plan and the 2008 Plan):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,185,199	$4.96	1,148,359
Equity compensation plans not approved by security holders	—	—	—
Total	2,185,199	$4.96	1,148,359

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

10M.++
First Amendment to LoJack Corporation 2008 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2014, File No. 001-08439)

10N.++
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

10R.++	Summary of LoJack Corporation Director Compensation (incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on May 27, 2009, File No. 001-08439).
10S.++
LoJack Corporation Short-Term Incentive Plan (as amended and restated) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2013, File No. 001-08439).

10T.
Multicurrency Revolving Credit Agreement, dated as of December 29, 2009, by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 5, 2010, File No. 001-08439).

10U.
First Amendment to Credit Agreement, dated as of June 30, 2010, by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 1, 2010, File No. 001-08439).

10V.
Second Amendment to Credit Agreement, dated as of December 29, 2010, by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 4, 2011, File No. 001-08439).

10W.
Letter Agreement related to Credit Agreement, dated December 21, 2012, by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A (incorporated by reference to Exhibit 10U to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 15, 2013, File No. 001-08439).

10X.
Third Amendment to Credit Agreement, dated as of March 29, 2013, by and among LoJack Corporation, RBS Citizens, N.A., TD Bank, N.A. and the other parties named therein (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on April 1, 2013, File No. 001-08439).

10Y.*
Fourth Amendment to Credit Agreement, dated as of December 19, 2013, by and among LoJack Corporation, RBS Citizens, N.A. and TD Bank, N.A. (incorporated by reference to Exhibit 10X to the Company’s Annual Report on Form 10-K, filed with the SEC on March 10, 2014, File No. 001-08439).

10Z.
Fifth Amendment to Credit Agreement, dated as of September 19, 2014, by and among LoJack Corporation, Citizens Bank, N.A., TD Bank, N.A., and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2014, File No. 001-08439).

10AA.
Pledge Agreement, dated September 22, 2009, between LoJack Corporation and certain affiliates and RBS Citizens, National Association (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on September 23, 2009, File No. 001-08439).

10BB.
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

10CC.
Renewal of Agreement for Manufacture, between LoJack Corporation and LoJack Equipment Ireland Limited and Celestica Corporation, dated May 17, 2013 (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2013, File No. 001-08439).

10DD.*
Amendment No. 1 to Agreement for Manufacture between LoJack Corporation and LoJack Equipment Ireland Limited and Celestica LLC, effective November 25, 2013 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10BB to the Company’s Annual Report on Form 10-K, filed with the SEC on March 10, 2014, File No. 001-08439).

10EE.
Value Added Distributor and Reseller Agreement, dated as of January 23, 2013, by and between LoJack Corporation and TomTom, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2013, File No. 001-08439 (portions of this exhibit have been omitted pursuant to a request for confidential treatment)).

10FF.++
Letter Agreement between LoJack Corporation and Thomas M. Camp, effective as of August 19, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2013).

10GG.
Settlement Agreement, dated October 18, 2012, by and among Mike Rutti, Gerson Anaya, Christian Furtado, and James Hamilton (plaintiffs), Righetti Glugoski, P.C. and LoJack Corporation (incorporated by reference to Exhibit 10Z to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 15, 2013, File No. 001-08439).

10HH.++
Letter agreement, dated May 27, 2014, between LoJack Corporation and Donald R. Peck (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 27, 2014, File No. 001-08439).

10II.++*	Letter agreement, dated October 21, 2014, between LoJack Corporation and Kenneth L. Dumas.
21.*	Subsidiaries of the Registrant.
23.1*	Consent of KPMG LLP.
23.2*	Consent of Grant Thornton LLP.
31.1.*	Rule 13a-14(a)/15(d) — 14(a) Certification.
31.2.*	Rule 13a-14(a)/15(d) — 14(a) Certification.
32.**	Certification Pursuant to 18 U.S.C Section 1350.
101.**
The following materials from this Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

LOJACK CORPORATION (Registrant)

By:	/s/ RANDY L. ORTIZ	Date:	March 16, 2015
Randy L. Ortiz President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ RORY J. COWAN	Chairman of the Board	March 16, 2015
Rory J. Cowan

/s/ RANDY L. ORTIZ	President and Chief Executive	March 16, 2015
Randy L. Ortiz	Officer (principal executive officer)

/s/ KENNETH L. DUMAS	Senior Vice President, Chief Financial Officer	March 16, 2015
Kenneth L. Dumas	and Treasurer (principal financial officer)

/s/ CASEY DELANEY	Vice President and Controller	March 16, 2015
Casey Delaney	(principal accounting officer)

/s/ GARY E. DILTS	Director	March 16, 2015
Gary E. Dilts

/s/ MARCIA J. HOOPER	Director	March 16, 2015
Marcia J. Hooper

/s/ PHIL HORLOCK	Director	March 16, 2015
Phil Horlock

/s/ JOHN H. MACKINNON	Director	March 16, 2015
John H. MacKinnon

/s/ ROBERT J. MURRAY	Director	March 16, 2015
Robert J. Murray

/s/ DAVID J. SHEA	Director	March 16, 2015
David J. Shea