Form 10-Q
period 2015-03-31
LOJACK CORP
filed 2015-05-11
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 1, 2015, there were 18,945,626 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,481	$17,588
Accounts receivable, net of allowances of $1,741 and $1,781, respectively	23,417	23,963
Inventories	9,308	8,323
Prepaid and other expenses	4,934	3,480
Prepaid and receivable income taxes	344	333
Deferred income taxes	468	463
Total current assets	51,952	54,150
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $43,234 and $45,468, respectively	17,066	16,791
INTANGIBLE ASSETS—NET	78	80
GOODWILL	1,245	1,245
OTHER ASSETS—NET	3,901	3,994
TOTAL ASSETS	$74,242	$76,260
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term debt	$3,500	$3,500
Accounts payable	6,236	6,295
Accrued and other liabilities	12,341	12,657
Current portion of deferred revenue	6,731	7,535
Accrued compensation	5,844	5,777
Total current liabilities	34,652	35,764
LONG TERM DEBT	6,978	6,978
DEFERRED REVENUE	9,960	9,609
DEFERRED INCOME TAXES	468	463
OTHER ACCRUED LIABILITIES	988	1,056
ACCRUED COMPENSATION	1,500	1,945
Total liabilities	54,546	55,815
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)	—	—
EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding 18,950,487 at March 31, 2015 and 18,755,731 at December 31, 2014	189	187
Additional paid-in capital	27,171	26,855
Accumulated other comprehensive income	7,989	7,431
Retained earnings (accumulated deficit)	(15,669)	(14,020)
Total LoJack Corporation equity	19,680	20,453
Noncontrolling interest in subsidiary	16	(8)
Total equity	19,696	20,445
TOTAL LIABILITIES AND EQUITY	$74,242	$76,260
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Revenue	$28,762	$30,132
Cost of goods sold	14,807	15,039
Gross profit	13,955	15,093
Costs and expenses:
Product development	1,173	1,553
Sales and marketing	7,667	8,596
General and administrative	7,342	9,402
Depreciation and amortization	989	925
Total	17,171	20,476
Operating loss	(3,216)	(5,383)
Other income (expense):
Interest income	2	2
Interest expense	(132)	(107)
Other, net	1,785	(14)
Total	1,655	(119)
Loss before provision for income taxes	(1,561)	(5,502)
Provision for income taxes	64	37
Net loss	(1,625)	(5,539)
Less: Net income (loss) attributable to the noncontrolling interest	24	(51)
Net loss attributable to LoJack Corporation	$(1,649)	$(5,488)
Net loss per share attributable to LoJack Corporation:
Basic	$(0.09)	$(0.31)
Diluted	$(0.09)	$(0.31)
Weighted average shares:
Basic	18,188	17,843
Diluted	18,188	17,843

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Net loss	$(1,625)	$(5,539)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	577	127
Net unrealized gain (loss) on marketable securities	(19)	75
Total comprehensive loss	(1,067)	(5,337)
Less: Comprehensive income (loss) attributable to noncontrolling interest	24	(51)
Comprehensive loss attributable to LoJack Corporation	$(1,091)	$(5,286)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,625)	$(5,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	318	524
Depreciation and amortization	1,045	988
Non-cash revenue from warrants	(137)	(137)
Allowance for doubtful accounts	(39)	(24)
Loss on disposal of property and equipment	5	—
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	428	3,510
Inventories	(1,074)	(1,364)
Prepaid and other expenses	(1,483)	(1,735)
Prepaid and receivable income taxes	(11)	13
Other assets	25	(67)
Accounts payable	(14)	(1,234)
Accrued and other liabilities	(203)	(3,928)
Deferred revenue, net of deferred cost of goods sold	230	(429)
Net cash used in operating activities	(2,535)	(9,422)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(1,427)	(1,391)
Proceeds from the sale of fixed assets	23	1
Net cash used in investing activities	(1,404)	(1,390)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	—	291
Proceeds from debt	—	4,000
Payment of tax withholding obligations related to stock compensation	—	(118)
Net cash provided by financing activities	—	4,173
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(168)	90
DECREASE IN CASH AND CASH EQUIVALENTS	(4,107)	(6,549)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,588	31,983
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,481	$25,434
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by LoJack Corporation and its subsidiaries, or LoJack, we, our, or the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. The unaudited condensed consolidated financial statements include the accounts of LoJack, our wholly-owned subsidiaries, and SC-Integrity, or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly our financial position as of March 31, 2015, our results of operations and comprehensive loss for the three months ended March 31, 2015 and 2014, and our cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.
These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, which includes our audited consolidated financial statements and notes thereto for the year ended December 31, 2014.
Recently Adopted and Accounting Guidance Issued But Not Yet Adopted
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
A reconciliation of weighted average shares used for the basic and diluted computations for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Weighted average shares for basic	18,187,654	17,842,742
Dilutive effect of stock options and unvested restricted stock	—	—
Weighted average shares for diluted	18,187,654	17,842,742
Because of the net losses reported for the three months ended March 31, 2015 and 2014, all shares of stock issuable pursuant to stock options and unvested stock have not been considered for dilution as their effect would be antidilutive. For the three months ended March 31, 2015, 2,208,647 stock options and 761,577 shares of unvested restricted stock were excluded from the computation of diluted net income per share because the effect of including such shares would be antidilutive. For the three months ended March 31, 2014, 2,389,567 stock options and 596,029 shares of unvested restricted stock were excluded from the computation of diluted net loss per share. Performance shares totaling 153,624 and 12,000 were excluded from the computation of earnings per share for the three months ended March 31, 2015 and 2014, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.

3. Inventories
Inventories are classified as follows (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$177	$156
Finished goods, net	9,131	8,167
Total inventories	$9,308	$8,323
4. Stock Compensation
Stock Options
The following table presents activity of all stock options for the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	2,185,199	$4.96
Granted	250,336	2.45
Exercised	—	—
Canceled, expired or forfeited	(226,888)	11.31
Outstanding at March 31, 2015	2,208,647	4.03	3.50	$114
Vested at March 31, 2015 and unvested expected to vest	2,165,554	4.05	3.44	$101
Exercisable at March 31, 2015	1,581,039	$4.28	2.57	$4
The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $2.86 per share as of March 31, 2015.
The total intrinsic values of options exercised for the three months ended March 31, 2015 and 2014 were $0 and $118,000, respectively. Proceeds from the exercise of stock options were $0 and $291,000 for the three months ended March 31, 2015 and 2014, respectively. Income tax deficiencies realized from the exercise of stock options and the vesting of restricted stock for the three months ended March 31, 2015 and 2014 were $0 and $0, respectively. The income tax benefit in excess of, or less than, previously recognized stock compensation expense is recognized in additional paid-in-capital to the extent of previously recognized excess tax benefits as calculated.
As of March 31, 2015, there was $869,000 of unrecognized compensation cost related to our stock option plans. The cost is expected to be recognized over a weighted average period of 1.8 years.
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

The weighted-average assumptions used in the Black-Scholes option pricing model for the three months ended March 31, 2015 are detailed in the table below. No grants were made during the first quarter of 2014.

Three Months Ended March 31,
2015
Range of risk-free interest rates	1.61%-1.77%
Expected life (in years)	6.7
Expected volatility	57.00%
Dividend yield	0%
Weighted average grant date fair value	$1.39
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
The following table presents activity of all unvested restricted stock for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	571,753	$4.44
Granted	205,378	2.47
Vested	(4,932)	3.22
Forfeited and cancelled	(10,622)	2.92
Unvested at March 31, 2015	761,577	$3.92
As of March 31, 2015, there was $1,270,000 of unrecognized compensation cost related to our unvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.9 years.
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

The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a recurring basis at March 31, 2015 and December 31, 2014, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
	March 31, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$675	$675	$—	$—
Nonqualified deferred compensation plan obligation	(675)	(675)	—	—
Equity investment in French licensee	257	257	—	—
Total	$257	$257	$—	$—

		Fair Value Measurements at Reporting Date Using:
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$688	$688	$—	$—
Nonqualified deferred compensation plan obligation	(688)	(688)	—	—
Equity investment in French licensee	277	277	—	—
Total	$277	$277	$—	$—
Our Nonqualified Deferred Compensation Plan investments consist of mutual fund shares that are publicly traded and for which market prices are readily available. Gains and losses related to such investments are recorded in other income (expense) in the consolidated statement of operations. For the three months ended March 31, 2015 and 2014, we recorded gains of $20,000 and $11,000, respectively.
Our investment in the common stock of our French licensee is included in other assets on our consolidated balance sheet and consists of publicly traded shares with a market price that is readily available. The gains and losses on our investment are recorded, net of tax, through accumulated other comprehensive income on the consolidated balance sheet. During the three months ended March 31, 2015 and 2014, we recorded unrealized losses on our investment of $20,000 and gains on our investment of $75,000, respectively.
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

The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
	March 31, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	500	—	—	500
Total	$2,041	$—	$—	$2,041

		Fair Value Measurements at Reporting Date Using:
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	500	—	—	500
Total	$2,041	$—	$—	$2,041
As of March 31, 2015, our investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, and a 17.5% equity interest in our Benelux licensee, totaling $500,000. Our investments in the aforementioned licensees are included in other assets on our consolidated balance sheet and are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. Management periodically reviews the carrying value of these investments using Level 3 inputs, which include cash flow projections, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no indicators of impairment to the fair value of these investments for all periods presented.
Financial Instruments not Measured at Fair Value
Some of our financial instruments, including cash and cash equivalents, accounts receivable, short-term debt and accounts payable are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.
At March 31, 2015, the carrying value of $6,500,000 of our long-term debt under our multicurrency revolving credit agreement, or Credit Agreement, approximated the fair value because our Credit Agreement carries a variable rate of interest which is adjusted periodically and reflects current market conditions. Also see Note 6 below.
6. Debt
As of March 31, 2015 and December 31, 2014, our debt consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Short-term debt:
Term loan, current portion	$3,500	$3,500
Long-term debt:
SCI convertible promissory note, long-term	478	478
Term loan, long-term portion	6,500	6,500
Total debt	$10,478	$10,478
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
On April 28, 2015, we entered into a sixth amendment to the Credit Agreement. The amendment provides for, among other things: (i) a reduction in our total facility commitment amount to $12,000,000 with up to $7,000,000 in outstanding borrowings on the closing date of the amendment; (ii) a mandatory reduction in our total commitment amount of $2,000,000 on August 31, 2015 and an additional $2,000,000 on October 31, 2015; (iii) an interest rate for Eurodollar loans of LIBOR plus 3.25%; (iv) a commitment fee of 0.50% on the unused portions of the credit facility, with additional quarterly commitment fees payable by us; (v) a prohibition on all dividends, stock repurchases or other restricted payments; and (vi) adjustments to certain of the financial covenants included in the Credit Agreement.  Under the revised terms, our obligations under the Credit Agreement cannot, at any time, exceed the lesser of (a) the commitment amount less a reserve or (b) the results of our revised borrowing base calculation. Our borrowing base is calculated as 80% of our eligible domestic accounts receivable less certain reserves. The reserve is set at $3,000,000 and is to be reduced to $2,000,000 on August 31, 2015 and to $1,000,000 on October 31, 2015. In addition to the aforementioned terms, we are required to maintain a minimum cash balance in the U.S. of $2,000,000 at all times as well as maintain certain financial performance measures, including minimum quick ratio and minimum adjusted EBITDA requirements. In connection with the amendment, we repaid $3,000,000 of our total outstanding borrowings on April 29, 2015.
As of March 31, 2015, we had total outstanding borrowings of $10,000,000 under the Credit Agreement. As a result of the aforementioned amendment, $3,500,000 of our total outstanding borrowings were classified as short-term as of December 31, 2014. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of March 31, 2015 was 4.25%. As of March 31, 2015, we also had two outstanding irrevocable letters of credit in the aggregate amount of $476,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
The Credit Agreement terminates on July 31, 2017, at which point all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our U.S. domestic subsidiaries and is secured by all domestic assets, including our intellectual property, and a pledge of 65% of the capital stock of LoJack Equipment Ireland LiThanks mited, or LoJack Ireland.
7. Accumulated Other Comprehensive Income
Total accumulated other comprehensive income and its components were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Marketable Securities	Total Accumulated Other Comprehensive Income
Balance at December 31, 2014	$7,339	$92	$7,431
Foreign currency translation adjustments	577	—	577
Unrealized gain on marketable securities	—	(19)	(19)
Balance at March 31, 2015	$7,916	$73	$7,989
8. Income Taxes
We recorded a worldwide provision for income taxes of $64,000 for the three months ended March 31, 2015. This amount was primarily comprised of the provision for income taxes for our Irish subsidiary. The effective tax rate is significantly lower than the U.S. statutory rate as a result of recording a small taxable profit in our year-to-date Irish subsidiary profits and recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continue to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at March 31, 2015.
We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue, stock compensation and net operating loss carryforwards. The FASB authoritative guidance on accounting for income taxes requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We maintain a full valuation allowance against our net U.S. deferred tax assets, which was recorded during the second quarter of 2010, and did not recognize any deferred tax benefits related to U.S. net losses incurred during the three months ended March 31, 2015. We will maintain a full valuation allowance on our net U.S. and non-Irish foreign subsidiaries' deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
As of March 31, 2015 and December 31, 2014, we had no material uncertain tax positions. However, if an uncertain tax position does arise, the Company will recognize interest and penalties related to income tax matters within income tax expense. At March 31, 2015 and December 31, 2014, we had no accrued interest and penalties.
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
The following table presents information about our operating segments for the three months ended March 31, 2015 and 2014 (in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods considered to be reasonable by our management.

Consolidated Statements of Operations Data	North America Segment	International Segment	All Other	Consolidated
Three Months Ended March 31, 2015
Revenue	$20,085	$7,373	$1,304	$28,762
Depreciation and amortization	960	53	32	1,045
Operating (loss) income	(4,974)	1,698	60	(3,216)
Three Months Ended March 31, 2014
Revenue	$22,612	$6,510	$1,010	$30,132
Depreciation and amortization	895	72	21	988
Operating (loss) income	(5,812)	621	(192)	(5,383)
10. Commitments and Contingent Liabilities
As of March 31, 2015, we were engaged in certain legal matters arising in the ordinary course of business and in certain other matters more fully described below. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
New York Litigation
As previously reported, on October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc. (“G.L.M.”) against the Company in the United States District Court for the Eastern District of New York (the “Court”) alleging breach of contract, misrepresentation, and violation of the New York franchise law, Mass. Gen. Laws c. 93A and the Robinson-Patman Act, among other claims. G.L.M. sought damages of $10,000,000, punitive damages, interest and attorney’s fees, and treble damages. For further information regarding the background of this litigation, see “Part II - Item 1. Legal Proceedings” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
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
In our effort to maintain a high recovery rate of stolen vehicles with LoJack Units, we commenced a quality assurance notification program in the U. S. related to the battery evaluation for vehicle product customers with EVE batteries in self-powered LoJack Units currently under base or extended warranty. As of the date of this report, we have recorded a provision in the amount of $9,116,000 with respect to certain costs associated with this program, quality assurance programs in other countries and markets, and other business concessions related to the EVE battery performance matter, based on our best estimates where a potential loss is considered probable. As of the date of this report, we anticipate that the U.S. quality assurance program will be completed by the second quarter of 2016 and we have reached agreement to support quality assurance programs with all international licensees that have identified performance issues in certain self-powered units equipped with the EVE battery pack.
The following table summarizes our accrual and associated activity from December 31, 2014 through March 31, 2015:

Quality Assurance Program Reserve
Balance at December 31, 2014	$6,406
Additions	1,076
Payments/reductions	(1,474)
Foreign exchange impact	(81)
Balance at March 31, 2015	$5,927
Because of the on-going nature of this matter, we cannot predict what other actions will be required or otherwise taken by LoJack, nor can we predict the outcome nor estimate the possible loss or range of loss with respect to any such actions.
The Company and its subsidiaries have incurred, and expect to continue to incur, costs and expenses related to the on-going investigation of the reported battery evaluation and the actions that we have decided to take to address this matter. These costs and expenses may include, among others, those related to quality assurance programs, product or battery replacements, warranty claims, extension of product warranties, legal and other professional fees, litigation, and payments or other business concessions to our B2B customers. On October 27, 2014, the Company and LoJack Ireland commenced arbitration proceedings against EVE by filing a notice of arbitration with the Hong Kong International Arbitration Centre. The filing alleges that EVE breached representations and warranties relating to the quality and performance of the batteries supplied by EVE. We have also filed a formal claim under our relevant insurance policy and, as of the date of this report, are in discussions with our insurance carrier as to whether this matter will be covered by insurance. Our relevant insurance policy provides up to $5,000,000 of coverage and includes a deductible of $100,000. There can be no assurances that we will be able to recover any amounts from EVE or our insurance company to help reduce our financial exposure.
Battery Manufacturer Litigation
On October 27, 2014, the Company and LoJack Ireland, a subsidiary of the Company, commenced arbitration proceedings against EVE by filing a notice of arbitration with the Hong Kong International Arbitration Centre. The filing alleges that EVE breached representations and warranties made in a supply agreement relating to the quality and performance of batteries supplied by EVE. In accordance with instructions from the arbitration panel, the Company and LoJack Ireland commenced a second arbitration proceeding against EVE raising substantially similar allegations under a prior supply agreement by filing a notice of arbitration on March 27, 2015. On April 2, 2015, the arbitration panel issued a Procedural Order requiring a Statement of Claim in each of the arbitration proceedings to be submitted by May 15, 2015. Pursuant to the terms of the Procedural Order, the same arbitration panel will be appointed for the second arbitration, and the panel will decide whether the two arbitrations may be conjoined upon submission of the pleadings. A merits hearing on the claims against EVE is scheduled to begin on June 6, 2016. The Company cannot predict the ultimate outcome of the litigation nor the amount of damages that the Company may be awarded by the arbitration panel.
11.    RESTRUCTURING ACTIVITIES
During the fourth quarter of 2014, the Company announced a plan to consolidate our Canadian operations to reduce costs and more closely align the Canadian business with our U.S. operations. As a result of this plan, we incurred a pre-tax charge of approximately $2,396,000 in the fourth quarter of 2014. We expect to complete the program during the second quarter of 2015. Substantially all of these charges will result in cash expenditures over the next eight fiscal quarters.
The following table summarizes our accrued restructuring balance and associated activity from December 31, 2014 through March 31, 2015:

	Accrued Restructuring as of December 31, 2014	Additions	Cash Payments	Foreign Exchange Impact	Accrued Restructuring as of March 31, 2015
Severance and other employee-related costs	$2,043	$—	$130	$(205)	$1,708
Contractual lease obligation and related costs	353	—	15	(33)	305
Total restructuring charges	$2,396	$—	$145	$(238)	$2,013
12.    SUBSEQUENT EVENTS
In April 2015, we agreed to pay $1,160,000 to one of our licensees for the settlement of risks relating to certain self-powered LoJack Units, equipped with EVE batteries, that were demonstrating variability in performance, as previously discussed in Note 10 of this Quarterly Report. The full amount of this payment was included in our Quality Assurance Program accrual as of March 31, 2015. In addition, our licensee agreed to pay us $2,000,000 in consideration for modifications to their license agreement, which allow for additional flexibility with their go-to-market strategy and product development initiatives. We will recognize this revenue during the second quarter of 2015, at which point the earnings process will be complete and no future performance obligation will exist.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
Safe Harbor Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 and other securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our markets and customers, our expected capital expenditures, our strategic initiatives, objectives and plans for future operations and products, our ability to sell products to our Argentine and other licensees, the expected costs and expenses associated with the battery performance matter, and our expected liquidity, revenue, profit and capital expenditures and resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: (1) the continued and future acceptance of our products and services, including, but not limited to, our pre-install program and new telematics solutions; (2) our ability to obtain financing from lenders; (3) the outcome of ongoing litigation involving the Company; (4) the rate of growth in the industries of our customers; (5) the presence of competitors with greater technical, marketing, and financial resources; (6) our customers’ ability to access the credit markets, including changes in interest rates; (7) our ability to promptly and effectively respond to technological change to meet evolving customer needs; (8) our ability to successfully expand our operations, including through the introduction of new products and services; (9) changes in general economic or geopolitical conditions, including the European debt crisis; (10) conditions in the automotive retail market and our relationships with dealers, licensees, partners and agents; (11) the expected timing of purchases by our customers; (12) our ability to achieve the expected benefits from our strategic alliance with TomTom; (13) financial and reputational risks related to product quality and liability issues; (14) trade tensions and governmental regulation and restrictions on imports that may affect sales to our licensees; and (15) the timing and potential impact of regulations mandating the installation of tracking devices using GPS and mobile communications technologies. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning us, reference is made to Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as updated by Item 1A "Risk Factors" in Part II of this Quarterly Report, and in our other periodic filings with the Securities and Exchange Commission.
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
North America Segment
Our revenue in the U.S. is derived primarily from the sale of LoJack Units, LoJack Early Warning, and extended warranty products to consumers. During the first quarter of 2015, approximately 87% of our sales in the U.S. market were made through a distribution network consisting of dealers of new and used automobiles. We believe that we have strong consumer brand awareness in the U.S.
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
A significant portion of our revenue in Canada is derived from the recognition of revenue from service contracts for Boomerang Units sold prior to the transition from Boomerang Units to LoJack Units during 2011. Customers who purchased a Boomerang Unit were required to enter into a service contract, which ranged from 12 to 60 months and were generally payable in full upon the activation of the related unit or renewal of a previous service contract. Customers were also offered a month-to-month option. Purchasers of new LoJack Units in Canada are not required to enter into a service contract; however, the tracking and recovery of LoJack Units in Canada is still performed internally and thus we continue to recognize service revenue for a portion of each sale.
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
Key Economic Factors and Trends and our Business
Economic and market data and industry statistics and forecasts used throughout this Quarterly Report are based upon management's review of independent industry publications, reports by market research firms and other independent and publicly available sources. Although we believe that these third-party sources are reliable, we do not guarantee the accuracy or completeness of this information and have not independently verified this information.
North America Segment
Revenue related to our U.S. business decreased 8% during the first quarter of 2015, as compared to the same period in 2014. Our focus on the U.S. automotive business resulted in a 3% increase in unit sales in the dealer channel during the first quarter of 2015 as compared to the prior year, which is in line with industry growth.
The U.S. automotive industry continued to realize solid growth in 2014, remaining one of the more positive stories in the U.S. retail economy, with 2014 growth exceeding that of the U.S. economy as a whole. Light vehicle sales increased approximately 6% in 2014 as compared to 2013. Factors that contributed to this strong industry performance included pent-up consumer demand for new vehicles, an average vehicle age of almost 11 years, an annual scrappage rate of over 13 million vehicles, historically low interest rates, continually increasing credit availability, adequate inventories of new vehicles and new vehicle models being added to manufacturers' product lines. These factors, in addition to limited used vehicle inventories and higher used car prices, combined to make new car purchases an attractive option for consumers. There continued to be variability in growth rates and changes in market share among vehicle brands, the most impactful being Ford, General Motors and Chrysler, which all benefited from demand for new model introductions and the growth in the sale of pickup trucks.
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
Revenue from our commercial business decreased 24% in the first quarter of 2015, as compared to first quarter of 2014; however, as comparative years, 2013 and 2014 were our strongest years to date, and we still see strong demand for our commercial stolen vehicle recovery product. Further, we are seeing demand and sales build for our LoJack® Connect for Equipment ruggedized telematics system. Total U.S. construction spending increased approximately 4% in 2014. Construction starts are expected to outpace economic growth in 2015 at 9%. As the rebound in the construction market continues, rental revenue for construction and industrial equipment is forecast to grow between 9% and 10% in 2015 and grow at an average rate of 9% annually from 2015 to 2018.
In our Canadian business, we have placed our primary emphasis on the commercial and dealer channels in the Ontario market. During the fourth quarter of 2014, we announced our plan to consolidate and streamline our Canadian operations by integrating and supporting core functions (such as Sales, Operations, Human Resources, Legal and Law Enforcement) out of our U.S. Headquarters. In addition, we will be refocusing our market strategy in Canada by concentrating our stolen vehicle recovery sales efforts in the province of Ontario, while continuing to support all of our Canadian customers who have existing stolen vehicle recovery products installed on their vehicles.
International Segment
Shipments in our international licensee business increased 16% in the first quarter of 2015 as compared to the same period last year. Revenue from our international segment increased 13% in the first quarter of 2015 as compared to the same period last year.
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
Our Argentine licensee continues to indicate that there is demand for our product, supported by insurance company mandates requiring customers to use an SVR product. In 2015, LoJack’s ability to fulfill our licensee’s orders based on this demand will remain contingent upon the ability of our licensee to comply with government trade policies regulating the importation of manufactured goods. If our Argentine licensee and its affiliates are unable to generate significant exports or if the government changes its trade policies, we may not be able to ship products to Argentina in volumes consistent with prior years.
In 2014, we were unable to ship any product for sale in the Brazilian market as a result of a legal dispute between us and our Brazilian licensee, Tracker do Brasil LTDA, or Tracker (see Part 1, Item 3, "Legal Proceedings" of our 2014 Annual Report on Form 10-K for detail on the Brazilian licensee litigation). On January 28, 2015, LoJack Ireland reached a legal settlement with Tracker with respect to the counterclaims included in the arbitration. Under the settlement, Tracker was required to pay LoJack Ireland $2,000,000 in cash and provide $3,000,000 of value in the form of gross margin through product sales. The cash payments are to be paid by Tracker in equal installments over the twelve months ending January 2016. Of the total value, $4,000,000 is expected to be received by us in 2015 and the remaining $1,000,000 in the first seven months of 2016. The product sales are a combination of last time purchases by Tracker in Brazil and other purchases by Tracker affiliates with valid license agreements in other territories. The settlement also terminated all litigation between the parties, although LoJack Ireland’s damages claim may be re-instated in the event that Tracker does not comply with the terms of the settlement agreement, and also provides for the immediate termination of Tracker as LoJack’s exclusive licensee in the country of Brazil. We continue to view Brazil as an attractive marketplace for the sale of our stolen vehicle recovery system and telematics solutions, and are currently engaged in planning to re-enter in the Brazilian market.
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
Our business in Italy continued to grow in total number of subscribers during the first quarter of 2015, and our revenues grew by 36% compared to 2014 primarily due to a larger subscriber base. We entered 2015 with approximately 47,300 subscribers in Italy, and continued growing the number of subscribers, adding approximately 3,500 net new subscribers in the first quarter of 2015. As of March 31, 2015, our business in Italy had a total of approximately 50,800 subscribers. While we continue to grow our subscriber base in Italy, our overall performance is limited in part due to the weakness in the Italian economy, tight access to credit by both our channel partners and consumers, and the limited recovery in the new vehicle market. During 2014, new car registrations were reported to have increased by 4% as compared to the same period in 2013. Certain auto industry analysts are projecting light vehicle registrations in Italy to grow between 5% and 6% in 2015.
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
Key Factors of our Business
In 2015, we continued to develop strategies designed to stabilize the business financially and to promote growth. We continued to focus on the pre-install program in the U.S. during the first quarter of 2015. Pre-installed units accounted for 56% of our units sold in the domestic dealer channel in 2014, compared to 47% for the prior year. Further, pre-installed units accounted for 62%

of our units sold in the domestic dealer channel in the first quarter of 2015 as compared to 52% the same period the past year.    We have continued our efforts to expand and diversify our product and service offerings, and, in 2014, announced the addition of LoJack Connect for Equipment and LoJack IM1.
In our international business we face a number of challenges and opportunities. In particular, during 2012 the Argentine government imposed significant trade restrictions on imports that have precluded our licensee in that country from purchasing product from us. The restrictions continued through 2015, and while we were successful in exporting some units to Argentina in 2013, 2014 and the first quarter of 2015, our licensee was unable to arrange for governmental approval to purchase the amount of product commensurate with its demand for stolen vehicle recovery products in Argentina. Our European business has been impacted by ongoing recessionary pressures. We continue to explore opportunities to expand into new territories and to meet the demand for our products in our existing markets.
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
In our effort to maintain a high recovery rate of stolen vehicles with LoJack Units, we commenced a quality assurance notification program in the U. S. related to the battery evaluation for vehicle product customers with EVE batteries in self-powered LoJack Units currently under base or extended warranty. As of the date of this report, we have recorded a provision in the amount of $9,116,000 with respect to certain costs associated with this program, quality assurance programs in other countries and markets, and other business concessions related to the EVE battery performance matter, based on our best estimates where a potential loss is considered probable. As of the date of this report, we anticipate that the U.S. quality assurance program will be completed by the second quarter of 2016 and we have reached agreement to support quality assurance programs with all international licensees that have identified performance issues in certain self-powered units equipped with the EVE battery pack. Because of the on-going nature of this matter, we cannot predict what other actions will be required or otherwise taken by LoJack, nor can we predict the outcome nor estimate the possible loss or range of loss with respect to any such actions.
The Company and its subsidiaries have incurred, and expect to continue to incur, costs and expenses related to the on-going investigation of the reported battery evaluation and the actions that we have decided to take to address this matter. These costs and expenses may include, among others, those related to quality assurance programs, product or battery replacements, warranty claims, extension of product warranties, legal and other professional fees, and payments or other business concessions to our B2B customers. On October 27, 2014, the Company and LoJack Ireland commenced arbitration proceedings against EVE by filing a notice of arbitration with the Hong Kong International Arbitration Centre. The filing alleges that EVE breached representations and warranties relating to the quality and performance of the batteries supplied by EVE. We have also filed a formal claim under our relevant insurance policy, and, as of the date of this report, are in discussion with our insurance carrier as to whether this matter will be covered by insurance. Our relevant insurance policy provides up to $5,000,000 of coverage and includes a deductible of $100,000. While we believe that this insurance policy and claims under our contract with our former battery manufacturer may help to reduce our financial exposure, no assurances can be made that we will be able to recover any amounts from these parties.
Further negotiations with our international licensees relating to the battery evaluation have and may continue to result in price concessions, which could cause future margin erosion with respect to sales to those licensees.
We believe that our continued focus on executing our strategic plan, with the following goals for 2015, will enable us to continue our growth efforts:

•	Build on the momentum of our U.S. pre-install program established in 2014 to grow our domestic business in a profitable way;

•	Grow our existing core licensee business while identifying new international go-to-market opportunities;

•
Expand our LoJack products and service offerings through our strategic alliances and organic product development, allowing us to access a growing list of opportunities that align with our company strengths and goals;

•	Continue our investment in those businesses that we view as potential significant sources of future revenue and profit;

•	Launch our ERP system (NetSuite) to streamline and simplify our business processes to improve the overall experience for our customers;

•	Continue to aggressively manage our cost structure and discretionary spending; and

•
Develop and maintain highly differentiated products and services in each line of our business while broadening our knowledge of the industry, current markets and potential new markets to pursue going forward.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies and estimates that management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition and deferred revenue, accounts receivable and income taxes. See the section entitled “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of our critical accounting policies and estimates.
Recently Adopted and Accounting Guidance Issued But Not Yet Adopted
The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.
Results of Operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014
Revenue
Revenue for the three months ended March 31, 2015 decreased by $1,370,000 as compared to the same period in 2014. The following table presents revenue by our segments (in thousands):

	Three Months Ended March 31,		Percentage Change
	2015	2014	2015 vs. 2014
North America	$20,085	$22,612	(11)%
International	7,373	6,510	13%
All Other	1,304	1,010	29%
Total revenue	$28,762	$30,132	(5)%
Revenue related to our North America segment decreased by $2,527,000 for the three months ended March 31, 2015, as compared to the same period in 2014.
The 11% decrease in our North America segment revenue for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily attributable to:

•
A decrease of $837,000, or 54%, in Canadian product and service revenue. The decrease was primarily due to a decrease of $567,000 in service revenue, driven by a decline in the average number of subscribers, and a $270,000 decrease in product revenue, primarily due to a decrease in the number of units sold, partially offset by an increase in average revenue per unit;

•
A decrease of $844,000, or 23%, in revenue from our Early Warning and warranty products, due in large part to the continued success of our pre-install program, which typically has a lower attachment rate for ancillary products; and

•	A decrease of $778,000, or 5%, in product revenue, primarily due to a 6% decrease in average revenue per unit, partially offset by a 1% increase in unit volume.
Revenue related to our International segment increased $863,000 for the three months ended March 31, 2015 as compared to the same period in 2014. The increase was primarily attributable to:

•	An increase of $437,000, or 9%, in product revenue from our licensees resulting from a 16% increase in unit volume, partially offset by a 7% decrease in average revenue per unit; and

•	An increase of $402,000, or 36%, in revenue from our Italy business.
Revenue related to our All Other segment increased $294,000 for the three months ended March 31, 2015 as compared to the same period in 2014 due to an increase in revenue at SCI.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (in thousands):

	Three Months Ended March 31,		Percentage Change
	2015	2014	2015 vs. 2014
North America	$11,092	$12,027	(8)%
International	3,461	2,736	26%
All Other	254	276	(8)%
Total cost of goods sold	$14,807	$15,039	(2)%
As a percentage of total revenue, total cost of goods sold was 51% and 50% for the three months ended March 31, 2015 and 2014, respectively.
As a percentage of North America revenue, cost of goods sold relating to our North America segment was 55% and 53% for the three months ended March 31, 2015 and 2014, respectively. The increase in cost of goods sold as a percentage of revenue was primarily due to an additional accrual recorded during the first quarter of 2015 for the estimated costs and expenses associated with our global quality assurance program, as discussed in Note 10 to the unaudited condensed consolidated financial statements included in this report, and a decrease in average revenue per unit. The increase was partially offset by a slight decrease in product costs.
As a percentage of International revenue, cost of goods sold relating to our International segment was 47% and 42% for the three months ended March 31, 2015 and 2014, respectively. The increase in cost of goods sold as a percentage of revenue was primarily due to an additional accrual recorded during the first quarter of 2015 for the estimated costs and expenses associated with our global quality assurance program, as discussed in Note 10 to the unaudited condensed consolidated financial statements included in this report, and a decrease in average revenue per unit. The increase was partially offset by a decrease in product costs due to a change in product mix.
As a percentage of All Other revenue, our cost of goods sold relating to our All Other segment was 19% and 27% for the three months ended March 31, 2015 and 2014, respectively. The decrease in cost of goods sold as a percentage of revenue was primarily due to an increase in volume at SCI, resulting in lower fixed cost of goods sold per unit.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Three Months Ended March 31,		Percentage Change
	2015	2014	2015 vs. 2014
Product development	$1,173	$1,553	(24)%
Sales and marketing	7,667	8,596	(11)%
General and administrative	7,342	9,402	(22)%
Depreciation and amortization	989	925	7%
Total operating expenses	$17,171	$20,476	(16)%
Product Development
As a percentage of total revenue, product development expenses were 4% and 5% for the three months ended March 31, 2015 and 2014, respectively.
Product development expenses decreased $380,000 for the three months ended March 31, 2015 as compared to the same period in 2014. The decrease was primarily due to a decrease in salaries expense of $123,000 and a $118,000 decrease in consulting expenses.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 27% and 29% for the three months ended March 31, 2015 and 2014, respectively.
The decrease of $929,000 in sales and marketing expenses for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily attributable to:

•	A $218,000 decrease in commissions expense;

•	A $198,000 decrease in salaries expense;

•	A $154,000 decrease in benefits expense; and

•	A $409,000 decrease in advertising expense; partially offset by

•	A $199,000 increase in expo fees; and

•	A $170,000 increase in expenses relating to lead generation services for our telematics business.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 26% and 31% for the three months ended March 31, 2015 and 2014, respectively.
The decrease in general and administrative expenses of $2,060,000 for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily attributable to:

•
A $1,462,000 decrease in compensation expense, primarily due to a $591,000 decrease in bonus expense, a $210,000 decrease in stock-based compensation expense and a $651,000 decrease in benefits expense; and

•	A $457,000 decrease in outside legal expenses; and

•	A $213,000 decrease in recruiting expenses.
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expenses were 3% for both the three months ended March 31, 2015 and 2014.
Depreciation and amortization expenses increased by $64,000 for the three months ended March 31, 2015 as compared to the same period in 2014.
Other Income (Expense)
The following table presents our other income (expense) (in thousands):

	Three Months Ended March 31,		Percentage Change
	2015	2014	2015 vs. 2014
Interest income	$2	$2	—%
Interest expense	(132)	(107)	23%
Other, net	1,785	(14)	(12,850)%
Total other income (expense)	$1,655	$(119)	(1,491)%
Total other income (expense) changed by $1,774,000, from expense of $119,000 for the three months ended March 31, 2014 to income of $1,655,000 for the three months ended March 31, 2015. This change is primarily attributable to a $2,000,000 increase in other income related to the settlement of the litigation with our former Brazilian licensee discussed in "Part I - Item 3. Legal Proceedings” of our 2014 Annual Report on Form 10-K. The increase was partially offset by a $178,000 increase in losses on foreign currency exchange.
Provision (Benefit) for Income Taxes
We recorded a worldwide provision for income taxes of $64,000 for the three months ended March 31, 2015. This amount was primarily comprised of the provision for income taxes for our Irish subsidiary. The effective tax rate is significantly lower than the U.S. statutory rate as a result of recording a small taxable profit in our year-to-date Irish subsidiary profits and recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continue to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at March 31, 2015.
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

Net Income (Loss) Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net loss attributable to LoJack Corporation decreased by $3,839,000 from a net loss of $5,488,000 for the three months ended March 31, 2014, to a net loss of $1,649,000 for the three months ended March 31, 2015. For the three months ended March 31, 2015, the net loss per share attributable to LoJack Corporation was $0.09 per diluted share as compared to net loss of $0.31 per diluted share in the same period in 2014.
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
On April 28, 2015, we entered into a sixth amendment to the Credit Agreement. The amendment provides for, among other things: (i) a reduction in our total facility commitment amount to $12,000,000 with up to $7,000,000 in outstanding borrowings on the closing date of the amendment; (ii) a mandatory reduction in our total commitment amount of $2,000,000 on August 31, 2015 and an additional $2,000,000 on October 31, 2015; (iii) an interest rate for Eurodollar loans of LIBOR plus 3.25%; (iv) a commitment fee of 0.50% on the unused portions of the credit facility, with additional quarterly commitment fees payable by us; (v) a prohibition on all dividends, stock repurchases or other restricted payments; and (vi) adjustments to certain of the financial covenants included in the Credit Agreement.  Under the revised terms, our obligations under the Credit Agreement cannot, at any time, exceed the lesser of (a) the commitment amount less a reserve or (b) the results of our revised borrowing base calculation. Our borrowing base is calculated as 80% of our eligible domestic accounts receivable less certain reserves. The reserve is set at $3,000,000 and is to be reduced to $2,000,000 on August 31, 2015 and to $1,000,000 on October 31, 2015. In addition to the aforementioned terms, we are required to maintain a minimum cash balance in the U.S. of $2,000,000 at all times as well as maintain certain financial performance measures, including minimum quick ratio and minimum adjusted EBITDA requirements. In connection with the amendment, we repaid $3,000,000 of our total outstanding borrowings on April 29, 2015.
As part of the sixth amendment, the lenders waived the events of default that arose due to our non-compliance with certain of the existing financial covenants included in the Credit Agreement as of December 31, 2014 and March 31, 2015.
As of March 31, 2015, we had total outstanding borrowings of $10,000,000 under the Credit Agreement. As a result of the aforementioned amendment, $3,500,000 of our total outstanding borrowings were classified as short-term as of December 31, 2014. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of March 31, 2015 was 4.25%. As of March 31, 2015, we also had two outstanding irrevocable letters of credit in the aggregate amount of $476,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement.
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

On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock under a trading plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, or the Exchange Act, and additionally renewed the remaining management discretionary authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the Repurchase Plan. We did not repurchase any shares under the Repurchase Plan during the first quarter of 2015. Under our existing Credit Agreement, we are prohibited from repurchasing any additional stock at this time.
We expect our continuing operations and expansion of the Italian stolen vehicle recovery network and LoJack Canada’s operating cash deficit, combined with our longer term international investment requirements and domestic expansion, to be funded using existing cash, cash flows from operations and, if needed, our existing credit facility.
For the three months ended March 31, 2015, we had capital expenditures of $1,427,000. We expect capital expenditures for 2015 to be between $3,400,000 and $5,000,000 which we expect to fund out of our existing working capital, which was $17,300,000 as of March 31, 2015. Non-discretionary capital expenditures planned for 2015 include $2,400,000 to $3,000,000 for enhancement of our core tracking and recovery technology.  Discretionary expenditures for 2015, which could be delayed to a future period, include $500,000 to $800,000 for our investments in our Enterprise Resource Planning system and $500,000 to $1,200,000 for our expansion into the Brazilian market. However, we currently have no plans to delay these projects or reduce these spending levels.
We earn a significant amount of our operating income outside the U.S., which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, $7,885,000 of cash and cash equivalents are held by foreign subsidiaries at March 31, 2015. Of the $7,885,000 of cash and cash equivalents held by foreign subsidiaries, $6,929,000, or 88%, is held in USD denominated accounts, with the remaining $956,000 held in foreign currency denominated accounts. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash, cash equivalents, short-term investments, cash flows from operations and our borrowing capacity under our Credit Agreement to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as material capital expenditures, for the next twelve months. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for the next twelve months.
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
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash provided by (used in):
Operating activities	$(2,535)	$(9,422)
Investing activities	(1,404)	(1,390)
Financing activities	—	4,173
Effect of exchange rate changes on cash	(168)	90
Decrease in cash and cash equivalents	$(4,107)	$(6,549)
Cash used in operating activities was favorable by $6,887,000 during the three months ended March 31, 2015, compared to the same period in 2014. The decrease was attributable to a decrease of $3,755,000 in our losses excluding non-cash items and a decrease in cash used by other working capital items of $3,132,000.
Investing activities used $1,404,000 of cash during the three months ended March 31, 2015, as compared to $1,390,000 of cash used during the same period in 2014.
Financing activities provided no cash during the three months ended March 31, 2015, as compared to providing $4,173,000 of cash during the same period in 2014. The $4,173,000 decrease was primarily attributable to a $4,000,000 decrease in proceeds, net of repayments, from our borrowings under our existing Credit Agreement and a decrease of 291,000 in cash received for the exercise of stock options.
Item 3.        Quantitative and Qualitative Disclosures about Market Risk

We have limited exposure to market risk due to the nature of the financial instruments carried on our consolidated balance sheet. Our financial instruments as of March 31, 2015 consisted of cash and cash equivalents, marketable securities, other assets, accounts receivable, accounts payable, accrued liabilities, long-term debt and credit facilities. Our financial position is subject to market risk, including, but not limited to, changes in the value of financial instruments including those resulting from changes in interest rates, foreign currency exchange rates and market valuation. As of March 31, 2015, the fair value of these financial instruments approximated their carrying values.
We are exposed to changes in interest rates primarily through amounts outstanding under our Credit Agreement. As of March 31, 2015, we analyzed the effect of interest rates on our variable-rate Credit Agreement, for which there was $10,000,000 of outstanding borrowings. Based on the outstanding borrowings under the Credit Agreement at March 31, 2015, a 1% increase in the interest rate would result in an additional $100,000 of annual interest expense.
We are subject to foreign currency risk through our international operations. As of March 31, 2015, we held cash denominated in foreign currencies, primarily in the Euro, Canadian Dollar, and Brazilian Real. These assets accounted for approximately 12% of our total cash and cash equivalents held by our foreign subsidiaries at March 31, 2015. We translate accounts for subsidiaries whose functional currency is not the U.S. Dollar using exchange rates in effect at period-end for assets and liabilities, and exchange rates averaged over the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the consolidated statement of operations. As a result, both positive and negative currency fluctuations against the U.S. Dollar may affect our results of operations and accumulated other comprehensive income. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of our International segment revenue is denominated in U.S. Dollars. This situation may change in the future if there is an increase in our revenue earned or expenses incurred denominated in foreign currencies.
We manage future foreign exchange risk exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge is cost effective. As of March 31, 2015, we had no derivative contracts outstanding. We do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off-balance sheet financing transactions. We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.
Our other assets include our investment in our French licensee, in the form of a publicly-traded common stock, accounted for as an available-for-sale security and valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. During the three months ended March 31, 2015, we recorded unrealized losses on our investment of $20,000. During the three months ended March 31, 2014, we recorded unrealized gains on our investment of $75,000. Realized gains and losses on available-for-sale securities are included in other income (expense).
As of March 31, 2015, we held $13,481,000 of cash and cash equivalents. Of this balance, $956,000, or 7%, is denominated in foreign currencies, including the Canadian Dollar, Euro and Brazilian Real. The remaining $12,525,000, or 93%, is denominated in U.S. Dollars. At March 31, 2015, $3,743,000, or 28%, of our total cash and cash equivalents balance was held in money market accounts, with the remaining $9,738,000 held in traditional deposit accounts.
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
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2015, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described below.
During February of 2015, we launched the U.S. phase of our Enterprise Resource Planning, or ERP, System implementation. While the implementation automated certain manual internal controls, it did not materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
As of March 31, 2015, we were subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
New York Litigation
As previously reported, on October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc. (“G.L.M.”) against the Company in the United States District Court for the Eastern District of New York (the “Court”) alleging breach of contract, misrepresentation, and violation of the New York franchise law, Mass. Gen. Laws c. 93A and the Robinson-Patman Act, among other claims. G.L.M. sought damages of $10,000,000, punitive damages, interest and attorney’s fees, and treble damages. For further information regarding the background of this litigation, see “Part II - Item 1. Legal Proceedings” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
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
In our effort to maintain a high recovery rate of stolen vehicles with LoJack Units, we commenced a quality assurance notification program in the U. S. related to the battery evaluation for vehicle product customers with EVE batteries in self-powered LoJack Units currently under base or extended warranty. As of the date of this report, we have recorded a provision in the amount of $9,116,000 with respect to certain costs associated with this program, quality assurance programs in other countries and markets, and other business concessions related to the EVE battery performance matter, based on our best estimates where a potential loss is considered probable. As of the date of this report, we anticipate that the U.S. quality assurance program will be completed by the second quarter of 2016 and we have reached agreement to support quality assurance programs with all international licensees that have identified performance issues in certain self-powered units equipped with the EVE battery pack.
Because of the on-going nature of this matter, we cannot predict what other actions will be required or otherwise taken by LoJack, nor can we predict the outcome nor estimate the possible loss or range of loss with respect to any such actions.
The Company and its subsidiaries have incurred, and expect to continue to incur, costs and expenses related to the on-going investigation of the reported battery evaluation and the actions that we have decided to take to address this matter. These costs and expenses may include, among others, those related to quality assurance programs, product or battery replacements, warranty claims, extension of product warranties, legal and other professional fees, litigation, and payments or other business concessions to our B2B customers. On October 27, 2014, the Company and LoJack Ireland commenced arbitration proceedings against EVE by filing a notice of arbitration with the Hong Kong International Arbitration Centre. The filing alleges that EVE breached representations and warranties relating to the quality and performance of the batteries supplied by EVE. We have also filed a formal claim under our relevant insurance policy and, as of the date of this report, are in discussions with our insurance carrier as to whether this matter will be covered by insurance. Our relevant insurance policy provides up to $5,000,000 of coverage and includes a deductible of $100,000. There can be no assurances that we will be able to recover any amounts from EVE or our insurance company to help reduce our financial exposure.
Battery Manufacturer Litigation
On October 27, 2014, the Company and LoJack Ireland, a subsidiary of the Company, commenced arbitration proceedings against EVE by filing a notice of arbitration with the Hong Kong International Arbitration Centre. The filing alleges that EVE breached representations and warranties made in a supply agreement relating to the quality and performance of batteries supplied by EVE. In accordance with instructions from the arbitration panel, the Company and LoJack Ireland commenced a second arbitration proceeding against EVE raising substantially similar allegations under a prior supply agreement by filing a notice of arbitration on March 27, 2015. On April 2, 2015, the arbitration panel issued a Procedural Order requiring a Statement of Claim in each of the arbitration proceedings to be submitted by May 15, 2015. Pursuant to the terms of the Procedural Order, the same arbitration panel will be appointed for the second arbitration, and the panel will decide whether the two arbitrations may be conjoined upon submission of the pleadings. A merits hearing on the claims against EVE is scheduled to begin on June 6, 2016. The Company cannot predict the ultimate outcome of the litigation nor the amount of damages that the Company may be awarded by the arbitration panel.

Item 1A.    Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition, or future results. The risks described in our Form 10-K are not the only risks that could affect our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized a stock repurchase plan with total repurchase authority of 3,000,000 shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2015	—	$—	—	1,205,129
February 1 to February 28, 2015	—	—	—	1,205,129
March 1 to March 31, 2015	—	—	—	1,205,129
Total	—	$—	—	1,205,129
_____________________

(1)
On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock, and additionally renewed the remaining management discretion authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. The plan does not have a stated expiration date. We are prohibited from repurchasing any share of our common stock at this time under the terms of our Credit Agreement.

Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
Not applicable.

Item 6.        Exhibits
(a) Exhibits

Exhibit
No.	Description
10.1
Agreement by and among LoJack Corporation, Engine Group, L.P., Engine Jet Capital, L.P., P Engine Ltd., Engine Group Management, LLC, Engine Investments, LLC and Arnaud Ajdler, dated March 17, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 18, 2015)

31.1*	Rule 13a-14(a)/15(d)-14(a) Certification.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification.
32**	Certification Pursuant to 18 U.S.C. Section 1350.
101**
The following materials from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements.)

______________________

*	Indicates an exhibit which is filed herewith.
**	Indicates an exhibit which is furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation Registrant
Date: May 11, 2015	By:	/s/ Randy L. Ortiz
Randy L. Ortiz
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2015	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)