Form 10-Q
period 2015-06-30
LOJACK CORP
filed 2015-08-07
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 3, 2015, there were 19,241,155 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,224	$17,588
Accounts receivable, net of allowances of $1,964 and $1,781, respectively	22,573	23,963
Inventories	7,775	8,323
Prepaid and other expenses	4,133	3,480
Prepaid and receivable income taxes	368	333
Deferred income taxes	468	463
Total current assets	48,541	54,150
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $44,456 and $45,468, respectively	16,472	16,791
INTANGIBLE ASSETS—NET	75	80
GOODWILL	1,245	1,245
OTHER ASSETS—NET	4,639	3,994
TOTAL ASSETS	$70,972	$76,260
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term debt	$586	$3,500
Accounts payable	5,565	6,295
Accrued and other liabilities	9,986	12,657
Current portion of deferred revenue	6,714	7,535
Accrued compensation	6,074	5,777
Total current liabilities	28,925	35,764
LONG TERM DEBT	6,978	6,978
DEFERRED REVENUE	10,163	9,609
DEFERRED INCOME TAXES	468	463
OTHER ACCRUED LIABILITIES	942	1,056
ACCRUED COMPENSATION	1,442	1,945
Total liabilities	48,918	55,815
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)	—	—
EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding 19,254,501 at June 30, 2015 and 18,755,731 at December 31, 2014	192	187
Additional paid-in capital	28,073	26,855
Accumulated other comprehensive income	8,234	7,431
Accumulated Deficit	(14,482)	(14,020)
Total LoJack Corporation equity	22,017	20,453
Noncontrolling interest in subsidiary	37	(8)
Total equity	22,054	20,445
TOTAL LIABILITIES AND EQUITY	$70,972	$76,260
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenue	$33,642	$34,411	$62,405	$64,543
Cost of goods sold	15,158	17,419	29,965	32,458
Gross profit	18,484	16,992	32,440	32,085
Costs and expenses:
Product development	1,482	1,122	2,656	2,675
Sales and marketing	7,420	8,743	15,087	17,339
General and administrative	6,965	9,007	14,307	18,408
Depreciation and amortization	1,206	994	2,195	1,919
Total	17,073	19,866	34,245	40,341
Operating income (loss)	1,411	(2,874)	(1,805)	(8,256)
Other income (expense):
Interest income	4	3	6	4
Interest expense	(248)	(480)	(380)	(587)
Other, net	67	57	1,852	43
Total	(177)	(420)	1,478	(540)
Income (loss) before provision for income taxes	1,234	(3,294)	(327)	(8,796)
Provision for income taxes	25	141	90	178
Net income (loss)	1,209	(3,435)	(417)	(8,974)
Less: Net income (loss) attributable to the noncontrolling interest	21	(47)	45	(98)
Net income (loss) attributable to LoJack Corporation	$1,188	$(3,388)	$(462)	$(8,876)
Net income (loss) per share attributable to LoJack Corporation:
Basic	$0.06	$(0.19)	$(0.03)	$(0.50)
Diluted	$0.06	$(0.19)	$(0.03)	$(0.50)
Weighted average shares:
Basic	18,323	17,974	18,255	17,908
Diluted	18,604	17,974	18,255	17,908

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income (loss)	$1,209	$(3,435)	$(417)	$(8,974)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	78	(40)	655	87
Net unrealized gain (loss) on marketable securities	167	(3)	148	72
Total comprehensive income (loss)	1,454	(3,478)	386	(8,815)
Less: Comprehensive income (loss) attributable to noncontrolling interest	21	(47)	45	(98)
Comprehensive income (loss) attributable to LoJack Corporation	$1,433	$(3,431)	$341	$(8,717)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2015	2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(417)	$(8,974)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	721	883
Depreciation and amortization	2,305	2,042
Non-cash revenue from warrants	(274)	(274)
Allowance for doubtful accounts	183	(139)
Deferred income taxes	—	1
Loss on disposal of property and equipment	13	—
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	1,108	963
Inventories	491	(1,295)
Prepaid and other expenses	(816)	(1,627)
Prepaid and receivable income taxes	(35)	(180)
Other assets	(99)	(94)
Accounts payable	(694)	(89)
Accrued and other liabilities	(2,565)	(1,959)
Deferred revenue, net of deferred cost of goods sold	262	(612)
Net cash provided by (used in) operating activities	183	(11,354)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,117)	(3,382)
Proceeds from the sale of fixed assets	61	1
Restricted cash	—	47
Net cash used in investing activities	(2,056)	(3,334)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	602	368
Repayment of debt	(3,000)	—
Proceeds from debt	—	4,000
Payment of tax withholding obligations related to stock compensation	(100)	(127)
Payment of debt issuance costs	(162)	—
Other	86	—
Net cash (used in) provided by financing activities	(2,574)	4,241
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	83	116
DECREASE IN CASH AND CASH EQUIVALENTS	(4,364)	(10,331)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,588	31,983
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,224	$21,652
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by LoJack Corporation and its subsidiaries, or LoJack, we, our, or the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. The unaudited condensed consolidated financial statements include the accounts of LoJack, our wholly-owned subsidiaries, and SC-Integrity, or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly our financial position as of June 30, 2015, our results of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014, and our cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.
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
A reconciliation of weighted average shares used for the basic and diluted computations for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,
	2015	2014
Weighted average shares for basic	18,322,744	17,974,166
Dilutive effect of stock options and unvested restricted stock	281,185	—
Weighted average shares for diluted	18,603,929	17,974,166

	Six Months Ended June 30,
	2015	2014
Weighted average shares for basic	18,255,179	17,908,176
Dilutive effect of stock options and unvested restricted stock	—	—
Weighted average shares for diluted	18,255,179	17,908,176
For the three months ended June 30, 2015, 1,686,238 stock options and 162,880 shares of unvested restricted stock were excluded from the computation of diluted net income per share because the effect of including such shares would be antidilutive. Because of the net losses reported for the six months ended June 30, 2015 and the three and six months ended June 30, 2014, all shares of stock issuable pursuant to stock options and unvested restricted stock have not been considered for dilution as their effect would be antidilutive. For the six months ended June 30, 2015, 1,977,311 stock options and 715,897 shares of unvested restricted stock were excluded from the computation of diluted net loss per share because the effect of including such shares would be antidilutive. For the three and six months ended June 30, 2014, 2,347,585 stock options and 655,844 shares of unvested restricted stock were excluded from the computation of diluted net loss per share because the effect of including such shares would be antidilutive. Performance shares totaling 153,624 and 63,650 were excluded from the computation of earnings per share for the three and six months ended June 30, 2015 and 2014, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.
3. Inventories
Inventories are classified as follows (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$140	$156
Finished goods, net	7,635	8,167
Total inventories	$7,775	$8,323
4. Stock Compensation
Stock Options
The following table presents activity of all stock options for the six months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	2,185,199	$4.96
Granted	250,336	2.45
Exercised	(173,455)	3.31
Canceled, expired or forfeited	(284,769)	10.87
Outstanding at June 30, 2015	1,977,311	3.94	3.27	$428
Vested at June 30, 2015 and unvested expected to vest	1,943,885	3.96	3.22	$402
Exercisable at June 30, 2015	1,522,369	$4.15	2.44	$138
The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $3.45 per share as of June 30, 2015.
The total intrinsic values of options exercised for the six months ended June 30, 2015 and 2014 were $78,000 and $144,000, respectively. Proceeds from the exercise of stock options were $602,000 and $368,000 for the six months ended June 30, 2015 and 2014, respectively. No income tax deficiencies realized from the exercise of stock options or the vesting of restricted stock for either the six months ended June 30, 2015 or 2014. The income tax benefit in excess of, or less than, previously recognized stock compensation expense is recognized in additional paid-in capital to the extent of previously recognized excess tax benefits as calculated.
As of June 30, 2015, there was $753,000 of unrecognized compensation cost related to our stock option plans. The cost is expected to be recognized over a weighted average period of 1.7 years.
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

The weighted-average assumptions used in the Black-Scholes option pricing model for the six months ended June 30, 2015 and 2014 are detailed in the table below.

	Six Months Ended June 30,
	2015	2014
Range of risk-free interest rates	1.61%-1.77%	2.13%-2.27%
Expected life (in years)	6.7	6.7
Expected volatility	57.00%	58.68%
Dividend yield	0%	0%
Weighted average grant date fair value	$1.39	$3.31
Unvested Restricted Stock
Unvested restricted stock represents shares of common stock that are subject to the risk of forfeiture until the fulfillment of specified performance criteria, including time-based and Company performance-based criteria. Our unvested restricted stock awards generally cliff vest on either the first, second or third anniversary date of the grant.
For grants that vest based on specified Company performance criteria, the grant date fair value of the shares is recognized over the period of performance once achievement of such criteria is deemed probable. For grants that vest through passage of time, the grant date fair value of the award is recognized ratably over the vesting period. The fair value of unvested restricted stock awards is determined based on the number of shares granted and the market value of our shares on the grant date.
The following table presents activity of all unvested restricted stock for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	571,753	$4.44
Granted	364,248	3.17
Vested	(209,482)	3.46
Forfeited and cancelled	(10,622)	2.92
Unvested at June 30, 2015	715,897	$4.09
As of June 30, 2015, there was $1,654,000 of unrecognized compensation cost related to our unvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.8 years.
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

The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a recurring basis at June 30, 2015 and December 31, 2014, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
	June 30, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$675	$675	$—	$—
Nonqualified deferred compensation plan obligation	(675)	(675)	—	—
Equity investment in French licensee	424	424	—	—
Total	$424	$424	$—	$—

		Fair Value Measurements at Reporting Date Using:
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$688	$688	$—	$—
Nonqualified deferred compensation plan obligation	(688)	(688)	—	—
Equity investment in French licensee	277	277	—	—
Total	$277	$277	$—	$—
Our Nonqualified Deferred Compensation Plan investments consist of mutual fund shares that are publicly traded and for which market prices are readily available. Gains and losses related to such investments are recorded in other income (expense) in the consolidated statement of operations. For the three months ended June 30, 2015 and 2014, we recorded gains of $0 and $10,000, respectively. For the six months ended June 30, 2015 and 2014, we recorded gains of $20,000 and $21,000, respectively.
Our investment in the common stock of our French licensee is included in other assets on our consolidated balance sheet and consists of publicly traded shares with a market price that is readily available. The gains and losses on our investment are recorded, net of tax, through accumulated other comprehensive income on the consolidated balance sheet. During the three months ended June 30, 2015 and 2014, we recorded unrealized gains on our investment of $167,000 and losses of $3,000, respectively. For the six months ended June 30, 2015 and 2014, we recorded unrealized gains on our investment of $148,000 and $72,000, respectively.
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

The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
	June 30, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	500	—	—	500
Total	$2,041	$—	$—	$2,041

		Fair Value Measurements at Reporting Date Using:
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	500	—	—	500
Total	$2,041	$—	$—	$2,041
As of June 30, 2015, our investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, and a 17.5% equity interest in our Benelux licensee, totaling $500,000. Our investments in the aforementioned licensees are included in other assets on our consolidated balance sheet and are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. Management periodically reviews the carrying value of these investments using Level 3 inputs, which include cash flow projections, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no indicators of impairment to the fair value of these investments for all periods presented.
Financial Instruments not Measured at Fair Value
Some of our financial instruments, including cash and cash equivalents, accounts receivable, short-term debt and accounts payable are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.
At June 30, 2015, the carrying value of $6,500,000 of our long-term debt under our multicurrency revolving credit agreement, or Credit Agreement, approximated the fair value because our Credit Agreement carries a variable rate of interest which is adjusted periodically and reflects current market conditions. Also see Note 6 below.
6. Debt
As of June 30, 2015 and December 31, 2014, our debt consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Short-term debt:
Term loan, current portion	$500	$3,500
Capital lease obligation	86	—
Long-term debt:
SCI convertible promissory note, long-term	478	478
Term loan, long-term portion	6,500	6,500
Total debt	$7,564	$10,478
SCI has issued 11% Convertible Promissory Notes, totaling $1,482,000, that mature on August 1, 2017. The amount of the notes due to noncontrolling holders of SCI is $478,000 and is classified as long-term debt on our consolidated balance sheet.

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
On April 28, 2015, we entered into a sixth amendment to the Credit Agreement. The amendment provided for, among other things: (i) a reduction in our total facility commitment amount to $12,000,000 with up to $7,000,000 in outstanding borrowings on the closing date of the amendment; (ii) a mandatory reduction in our total commitment amount of $2,000,000 on August 31, 2015 and an additional $2,000,000 on October 31, 2015; (iii) an interest rate for Eurodollar loans of LIBOR plus 3.25%; (iv) a commitment fee of 0.50% on the unused portions of the credit facility, with additional quarterly commitment fees payable by us; (v) a prohibition on all dividends, stock repurchases or other restricted payments; and (vi) adjustments to certain of the financial covenants included in the Credit Agreement.  Under the revised terms, our obligations under the Credit Agreement cannot, at any time, exceed the lesser of (a) the commitment amount less a reserve or (b) the results of our revised borrowing base calculation. Our borrowing base is calculated as 80% of our eligible domestic accounts receivable less certain adjustments. The reserve is set at $3,000,000 and is to be reduced to $2,000,000 on August 31, 2015 and to $1,000,000 on October 31, 2015. In addition to the aforementioned terms, we are required to maintain a minimum cash balance in the U.S. of $2,000,000 at all times as well as maintain certain financial performance measures, including minimum quick ratio and minimum adjusted EBITDA requirements. In connection with the amendment, we repaid $3,000,000 of our total outstanding borrowings on April 29, 2015.
As of June 30, 2015, we had total outstanding borrowings of $7,000,000 under the Credit Agreement, $500,000 of which has been classified as short-term as of June 30, 2015. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of June 30, 2015 was 4.75%. As of June 30, 2015, we also had two outstanding irrevocable letters of credit in the aggregate amount of $480,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement. At June 30, 2015, we had borrowing availability of $1,588,000 and were in compliance with all of the financial and non-financial covenants in the Credit Agreement.
The Credit Agreement terminates on July 31, 2017, at which point all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our U.S. domestic subsidiaries and is secured by all domestic assets, including our intellectual property, and a pledge of 65% of the capital stock of LoJack Equipment Ireland Limited, or LoJack Ireland.
7. Accumulated Other Comprehensive Income
Total accumulated other comprehensive income and its components were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Marketable Securities	Total Accumulated Other Comprehensive Income
Balance at December 31, 2014	$7,339	$92	$7,431
Foreign currency translation adjustments	655	—	655
Unrealized gain on marketable securities	—	148	148
Balance at June 30, 2015	$7,994	$240	$8,234
8. Income Taxes
We recorded worldwide provisions for income taxes of $25,000 and $90,000 for the three and six months ended June 30, 2015, respectively. These amounts were primarily comprised of the provision for income taxes for our Irish subsidiary. The effective tax rate is significantly lower than the U.S. statutory rate as a result of recording a small taxable profit in our year-to-date Irish subsidiary profits and recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continue to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at June 30, 2015.

We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue, stock compensation and net operating loss carryforwards. The FASB authoritative guidance on accounting for income taxes requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We maintain a full valuation allowance against our net U.S. deferred tax assets, which was recorded during the second quarter of 2010, and did not recognize any deferred tax benefits related to U.S. net losses incurred during the six months ended June 30, 2015. We will maintain a full valuation allowance on our net U.S. and non-Irish foreign subsidiaries' deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
As of June 30, 2015 and December 31, 2014, we had no material uncertain tax positions. However, if an uncertain tax position does arise, the Company will recognize interest and penalties related to income tax matters within income tax expense. At June 30, 2015 and December 31, 2014, we had no accrued interest and penalties.
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

The following table presents information about our operating segments for the three and six months ended June 30, 2015 and 2014 (in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods considered to be reasonable by our management.

Consolidated Statements of Operations Data	North America Segment	International Segment	All Other	Consolidated
Three Months Ended June 30, 2015
Revenue	$23,449	$8,881	$1,312	$33,642
Depreciation and amortization	1,175	50	34	1,259
Operating (loss) income	(2,384)	3,704	91	1,411
Three Months Ended June 30, 2014
Revenue	$24,590	$8,804	$1,017	$34,411
Depreciation and amortization	961	71	22	1,054
Operating (loss) income	(4,350)	1,645	(169)	(2,874)
Six Months Ended June 30, 2015
Revenue	$43,535	$16,255	$2,615	$62,405
Depreciation and amortization	2,136	103	66	2,305
Operating (loss) income	(7,389)	5,433	151	(1,805)
Six Months Ended June 30, 2014
Revenue	$47,202	$15,314	$2,027	$64,543
Depreciation and amortization	1,856	143	43	2,042
Operating (loss) income	(10,162)	2,265	(359)	(8,256)
10. Commitments and Contingent Liabilities
As of June 30, 2015, we were engaged in certain legal matters arising in the ordinary course of business and in certain other matters more fully described below. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
New York Litigation
As previously reported, on October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc. (“G.L.M.”) against the Company in the United States District Court for the Eastern District of New York (the “Court”) alleging breach of contract, misrepresentation, and violation of the New York franchise law, Mass. Gen. Laws c. 93A and the Robinson-Patman Act, among other claims. G.L.M. sought damages of $10,000,000, punitive damages, interest and attorney’s fees, and treble damages. For further information regarding the background of this litigation, see “Part I - Item 3. Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
In our effort to maintain a high recovery rate of stolen vehicles with LoJack Units, in September, 2014, we commenced a quality assurance notification program in the U. S. related to the battery evaluation for vehicle product customers with EVE batteries in self-powered LoJack Units currently under base or extended warranty and have reached agreements to support quality assurance programs with all major international licensees that have identified performance issues in certain self-powered units equipped with the EVE battery pack.
As of the date of this report, we have recorded a provision in the amount of $9,116,000 with respect to certain costs associated with this program, quality assurance programs in other countries and markets, and other business concessions related to the EVE battery performance matter, based on our best estimates where a potential loss is considered probable. As of the date of this report, we anticipate that the U.S. quality assurance program will be completed by the second quarter of 2016.
The following table summarizes our accrual and associated activity from December 31, 2014 through June 30, 2015 (in thousands):

Quality Assurance Program Reserve
Balance at December 31, 2014	$6,406
Additions	1,076
Payments/reductions	(4,277)
Foreign exchange impact	(56)
Balance at June 30, 2015	$3,149
The Company and its subsidiaries have incurred, and expect to continue to incur, costs and expenses related to the actions that we have decided to take to address this matter. These costs and expenses may include, among others, those related to quality assurance programs, product or battery replacements, warranty claims, extension of product warranties, legal and other professional fees, litigation, and payments or other business concessions to our B2B customers. Because of the on-going nature of this matter, we cannot predict what other actions will be required or otherwise taken by LoJack, nor can we predict the outcome nor estimate the possible loss or range of loss with respect to any such actions.
We have filed a formal claim under our relevant insurance policy and, as of the date of this report, are in discussions with our insurance carrier as to whether this matter will be covered by insurance. Our relevant insurance policy provides up to $5,000,000 of coverage and includes a deductible of $100,000. There can be no assurances that we will be able to recover any amounts from EVE or our insurance company to help reduce our financial exposure.
Battery Manufacturer Litigation
On October 27, 2014, the Company and LoJack Ireland, a subsidiary of the Company, commenced arbitration proceedings against EVE by filing a notice of arbitration with the Hong Kong International Arbitration Centre. The filing alleges that EVE breached representations and warranties made in a supply agreement relating to the quality and performance of batteries supplied by EVE. In accordance with instructions from the arbitration panel, the Company and LoJack Ireland commenced a second arbitration proceeding against EVE raising substantially similar allegations under a prior supply agreement by filing a notice of arbitration on March 27, 2015. EVE filed its responses to the Statements of Claim, including a counterclaim for defamation, on July 24, 2015. The Company and LoJack Ireland will file reply briefs on August 14, 2015. Pursuant to the terms of the Procedural Order, the same arbitration panel has been appointed for the second arbitration, and the panel will decide whether the two arbitrations may be conjoined upon submission of all the pleadings. A merits hearing on the claims against EVE is scheduled to begin on June 6, 2016. The Company cannot predict the ultimate outcome of the litigation nor the amount of damages, if any, that the Company may be awarded by the arbitration panel.
11.    RESTRUCTURING ACTIVITIES
During the fourth quarter of 2014, the Company announced a plan to consolidate our Canadian operations to reduce costs and more closely align the Canadian business with our U.S. operations. As a result of this plan, we incurred a pre-tax charge of approximately $2,396,000 in the fourth quarter of 2014. We completed this program during the second quarter of 2015. Substantially all of these charges will result in cash expenditures over the next seven fiscal quarters.

The following table summarizes our accrued restructuring balance and associated activity from December 31, 2014 through June 30, 2015 (in thousands):

	Accrued Canadian Restructuring as of December 31, 2014	Additions	Cash Payments	Foreign Exchange Impact	Accrued Canadian Restructuring as of June 30, 2015
Severance and other employee-related costs	$2,043	$—	$402	$(203)	$1,438
Contractual lease obligation and related costs	353	—	11	(37)	305
Total restructuring charges	$2,396	$—	$413	$(240)	$1,743
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
Safe Harbor Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 and other securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our markets and customers, our strategic initiatives, objectives and plans for future operations and products, our cost-reduction initiatives, our ability to sell products to our Argentine and other licensees, our plan to re-enter the Brazilian market, the expected costs and expenses associated with the battery performance matter, and our expected liquidity, revenue, profit and capital expenditures and resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: (1) the continued and future acceptance of our products and services, including, but not limited to, our pre-install program and new telematics solutions; (2) our ability to obtain financing from lenders and to satisfy or obtain waivers for covenants required under our credit agreement; (3) the outcome of ongoing litigation involving the Company; (4) the rate of growth in the industries of our customers; (5) the presence of competitors with greater technical, marketing, and financial resources; (6) our customers’ ability to access the credit markets, including changes in interest rates; (7) our ability to promptly and effectively respond to technological change to meet evolving customer needs; (8) our ability to successfully expand our operations, including through the introduction of new products and services; (9) changes in general economic or geopolitical conditions, including the European debt crisis; (10) conditions in the automotive retail market and our relationships with dealers, licensees, partners, agents and local law enforcement; (11) the expected timing of purchases by our customers; (12) our ability to achieve the expected benefits from our strategic alliance with TomTom and TrackUnit; (13) financial and reputational risks related to product quality and liability issues; (14) our ability to re-enter the Brazilian market in a timely manner and/or on favorable terms; (15) our ability to enforce the terms of our settlement agreement with Tracker do Brasil LTDA and its impact on our future relationships with Tracker and its affiliates; (16) the outcome of ongoing litigation involving our Company; (17) trade tensions and governmental regulation and restrictions that may affect sales to our international licensees; and (18) the timing and potential impact of regulations mandating the installation of tracking devices using GPS and mobile communications technologies. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning us, reference is made to Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as updated by Item 1A "Risk Factors" in Part II of this Quarterly Report, and in our other periodic filings with the Securities and Exchange Commission.
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
North America Segment
Our revenue in the U.S. is derived primarily from the sale of LoJack Units, LoJack Early Warning, and extended warranty products to consumers. During the first six months of 2015, approximately 84% of our sales in the U.S. market were made through a distribution network consisting of dealers of new and used automobiles. We believe that we have strong consumer brand awareness in the U.S.
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
North America Segment
Revenue related to our U.S. business was flat during the second quarter of 2015 as compared to the same period in 2014.
In the first half of 2015, in the U.S. automotive industry, light vehicle sales increased 3% over 2014, continuing the growth experienced during 2014. The Seasonally Adjusted Annualized Rate of sales is expected to be above 17 million units for 2015, a high volume of vehicle sales compared to recent years. Factors that have contributed to this continued high volume industry performance included pent-up consumer demand for new vehicles, an average vehicle age of almost 11 years, continued low interest rates, with high credit availability, adequate inventories of new vehicles and new vehicle models being added to manufacturers' product lines. These factors, in addition to limited used vehicle inventories and higher used car prices, combined to make new car purchases an attractive option for consumers. There continued to be variability in growth rates and changes in market share among vehicle brands, the most impactful being Ford, General Motors and Chrysler, which all benefited from demand for new model introductions in recent quarters and the growth in the sale of pickup trucks.
Industry experts are projecting the automotive industry to grow in line with the U.S. economy in 2015, with growth in the 2% to 3% range. Although all of the 2014 growth factors are expected to remain factors into 2015, strong comparable sales volumes against 2014, and lower demand from the most accessible pool of buyers has weakened growth expectations as compared to 2014. Pent-up demand for light vehicles remains strong across all socio-economic segments, but the economy has not yet improved to a point where the means to buy has returned to all of those hurt by the latest recession. Buying from low income households and small businesses is expected to continue to lag the rest of the market, as sluggish economic growth and low wage growth impacts these consumers' access to the market.
Two key factors positively impacted demand for our products in 2014. The first factor was the strong and sustained auto demand experienced during 2014. The 2014 fiscal year was the fifth year in a row of solid U.S. automotive industry growth, and 2015 is projected to remain positive. The second factor was the increasing need for profitable, value-add products within Financing and Insurance departments at automotive dealers. Decreased vehicle margins resulting from price transparency and increased brand competition have put pressure on dealerships to increase profit contributions in other areas of the dealership. These factors continued into the first half of 2015. Our well-known brand and long history of delivering on our consumer value proposition, coupled with a strong value proposition for the dealer, make the LoJack Stolen Vehicle Recovery system an attractive alternative to other after-market products available to the dealership. These two factors have contributed to increased dealer receptivity to our pre-install programs and increased volumes within selling dealers during 2014. Sluggish U.S. wage growth, lackluster GDP growth and European economic headwinds continue to be obstacles to sustaining this industry optimism.
Revenue from our commercial business decreased 4% in the second quarter of 2015, as compared to the second quarter of 2014. Further, we are seeing demand and sales build for our LoJack® Connect for Equipment ruggedized telematics system.

Interested buyers range from small construction firms seeking to track their equipment and optimize their usage, to large multi-national equipment rental firms that are optimizing their rental models for lower overall maintenance costs and maximum profitability.
Total U.S. construction spending increased approximately 4% in 2014. Construction starts are expected to outpace economic growth in 2015 at 9%. As the rebound in the construction market continues, rental revenue for construction and industrial equipment is forecast to grow between 9% and 10% in 2015 and grow at an average rate of 9% annually from 2015 to 2018.
During the second quarter of 2015, after analysis and careful consideration we made the decision to cease sales operations in Canada for LoJack Stolen Vehicle Recovery Systems, while continuing to support all of our Canadian customers who have existing stolen vehicle recovery products installed on their vehicles. We will continue to explore opportunities for our telematics product offerings in the Canadian market.
International Segment
Shipments in our international licensee business decreased 28% in the second quarter of 2015 as compared to the same period last year. Revenue from our international segment increased 1% in the second quarter of 2015 as compared to the same period last year.
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
In Argentina, government controls restricting the importation of goods and the ongoing devaluation of the Argentine peso continue to make the exportation of goods from any country to Argentina difficult, and have resulted in a challenging operating environment for foreign companies seeking to do business in Argentina. On February 1, 2012, Argentine authorities began requiring all importers to request and receive approval from the Argentine Tax and Customs Authority, or AFIP, prior to each import transaction. Subsequently, importers were asked to match imports on a dollar-for-dollar basis with exports prior to receiving authorization from AFIP to import goods. Several states and governmental bodies, including the U.S., Japan and the European Union, submitted complaints and formal requests for the World Trade Organization, or WTO, to establish a Panel to rule on the legality of Argentina's trade measures. The WTO's Director-General composed such a Panel on May 27, 2013. On August 22, 2014, the WTO dispute panel found against Argentina. On September 26, 2014, Argentina filed a notice of Appeal and generally, the Appellate Body has up to three months to conclude its report. The WTO in January 2015 rejected Argentina's bid to overturn a ruling in favor of the United States, the European Union and Japan against the South American country's licensing rules used to restrict imports. The WTO's appellate body recommended Argentina fix its trade rules after it upheld an earlier WTO panel report that Argentina's import licensing requirement and other import restrictions breach international trade rules. On July 2, 2015, Argentina and the United States informed the WTO that they had agreed that the reasonable period of time for Argentina to implement the WTO recommendations and rulings shall be 11 months and 5 days from the date of the ruling. Accordingly, the reasonable period of time expires on December 31, 2015.
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
In 2014, we were unable to ship any product for sale in the Brazilian market as a result of a legal dispute between us and our Brazilian licensee, Tracker do Brasil LTDA, or Tracker (see Part 1, Item 3, "Legal Proceedings" of our 2014 Annual Report

on Form 10-K for detail on the Brazilian licensee litigation). On January 28, 2015, LoJack Ireland reached a legal settlement with Tracker with respect to the counterclaims included in the arbitration. Under the settlement, Tracker was required to pay LoJack Ireland $2,000,000 in cash and provide $3,000,000 of value in the form of gross margin through product sales. The cash payments are to be paid by Tracker in equal installments over the twelve months ending January 2016. Of the total value, $4,000,000 is expected to be received by us in 2015 and the remaining $1,000,000 in the first seven months of 2016. The product sales are a combination of last time purchases by Tracker in Brazil and other purchases by Tracker affiliates with valid license agreements in other territories. The settlement also terminated all litigation between the parties, although LoJack Ireland’s damages claim may be reinstated in the event that Tracker does not comply with the terms of the settlement agreement. The settlement also provided for the immediate termination of Tracker as LoJack’s exclusive licensee in the country of Brazil. As of the date of this report, Tracker is in compliance with the terms of the settlement with regard to buying Stolen Vehicle Recovery Units through the end of the second quarter of 2015. We continue to view Brazil as an attractive marketplace for the sale of our stolen vehicle recovery system and telematics solutions, and are currently engaged in planning to re-enter the Brazilian market.
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
Our business in Italy continued to grow in total number of subscribers during the second quarter of 2015, and our revenue for the quarter grew by 28% compared to the second quarter of 2014 primarily due to a larger subscriber base. We entered 2015 with approximately 47,300 subscribers in Italy, and continued growing the number of subscribers, adding approximately 3,500 net new subscribers in the first quarter of 2015 and 8,800 net new subscribers in the second quarter of 2015. As of June 30, 2015, our business in Italy had a total of approximately 59,600 subscribers. During 2014, new car registrations were reported to have increased by 4% as compared to the same period in 2013. Certain auto industry analysts are projecting light vehicle registrations in Italy to grow between 5% and 6% in 2015.
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
Key Factors of our Business
In 2015, we have continued to develop strategies designed to stabilize the business financially and to promote growth. We have continued to focus on the pre-install program in the U.S. during the second quarter of 2015. We have continued our efforts to expand and diversify our product and service offerings, and, in 2014, announced the addition of LoJack Connect for Equipment and LoJack IM1 Dealer Inventory Management.
Pre-installed units accounted for 56% of our units sold in the domestic dealer channel in 2014, compared to 47% for the prior year. Further, pre-installed units accounted for 60% of our units sold in the domestic dealer channel in the second quarter of 2015 as compared to 55% in the same period of the prior year.
In our international business we face a number of challenges and opportunities. In particular, during 2012 the Argentine government imposed significant trade restrictions on imports that have precluded our licensee in that country from purchasing product from us. The restrictions are expected to continue through 2015, and while we were successful in exporting some units to Argentina in 2013, 2014 and the first quarter of 2015, our licensee was unable to arrange for governmental approval to purchase the amount of product commensurate with its demand for stolen vehicle recovery products in Argentina. In the second quarter, our European business has been impacted by ongoing recessionary pressures. We continue to explore opportunities to expand into new territories and to meet the demand for our products in our existing markets.
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
In our effort to maintain a high recovery rate of stolen vehicles with LoJack Units, in September, 2014, we commenced a quality assurance notification program in the U.S. related to the battery evaluation for vehicle product customers with EVE batteries in self-powered LoJack Units currently under base or extended warranty. As of the date of this report, we have recorded a provision in the amount of $9,116,000 with respect to certain costs associated with this program, quality assurance programs in other countries and markets, and other business concessions related to the EVE battery performance matter, based on our best estimates where a potential loss is considered probable. As of the date of this report, we anticipate that the U.S. quality assurance program will be completed by the second quarter of 2016 and we have reached agreement to support quality assurance programs with all major international licensees that have identified performance issues in certain self-powered units equipped with the EVE battery pack. Because of the on-going nature of this matter, we cannot predict what other actions will be required or otherwise taken by LoJack, nor can we predict the outcome nor estimate the possible loss or range of loss with respect to any such actions.
The Company and its subsidiaries have incurred, and expect to continue to incur, costs and expenses related to the on-going investigation of the reported battery evaluation and the actions that we have decided to take to address this matter. These costs and expenses may include, among others, those related to quality assurance programs, product or battery replacements, warranty claims, extension of product warranties, legal and other professional fees, and payments or other business concessions to our B2B customers. On October 27, 2014, the Company and LoJack Ireland commenced arbitration proceedings against EVE by filing a notice of arbitration with the Hong Kong International Arbitration Centre. The filing alleges that EVE breached representations and warranties relating to the quality and performance of the batteries supplied by EVE. We have also filed a formal claim under our relevant insurance policy and, as of the date of this report, are in discussion with our insurance carrier as to whether this matter will be covered by insurance. Our relevant insurance policy provides up to $5,000,000 of coverage and includes a deductible of $100,000. While we believe that this insurance policy and claims under our contract with our former battery manufacturer may help to reduce our financial exposure, no assurances can be made that we will be able to recover any amounts from these parties.
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

•	Continue our investment in those businesses that we view as potential significant sources of future revenue and profit;

•	Leverage our newly implemented ERP system (NetSuite) to streamline and simplify our business processes to improve the overall experience for our customers;

•	Continue to aggressively manage our cost structure and discretionary spending; and

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
Results of Operations for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014
Revenue

Revenue for the three months ended June 30, 2015 decreased by $769,000 as compared to the same period in 2014. The following table presents revenue by our segments (in thousands):

	Three Months Ended June 30,		Percentage Change
	2015	2014	2015 vs. 2014
North America	$23,449	$24,590	(5)%
International	8,881	8,804	1%
All Other	1,312	1,017	29%
Total revenue	$33,642	$34,411	(2)%
Revenue related to our North America segment decreased by $1,141,000 for the three months ended June 30, 2015, as compared to the same period in 2014.
The 5% decrease in our North America segment revenue for the three months ended June 30, 2015 as compared to the same period in 2014 was primarily attributable to:

•
A decrease of $1,177,000, or 73%, in Canadian product and service revenue. The decrease was primarily due to management's decision during the second quarter of 2015 to cease all sales operations in Canada for LoJack Stolen Vehicle Recovery Systems, while continuing to support all of our Canadian customers who have existing stolen vehicle recovery products installed on their vehicles; and

•
A decrease of $780,000, or 20%, in revenue from our Early Warning and warranty products, due in large part to the continued success of our pre-install program, which typically has a lower attachment rate for ancillary products; partially offset by

•	An increase of $582,000, or 3%, in product revenue due to increased unit volume.
Revenue related to our International segment increased $77,000 for the three months ended June 30, 2015 as compared to the same period in 2014. The increase was primarily attributable to:

•
An increase of $1,863,000, or 462%, in other revenue, primarily resulting from an agreement entered into with one of our international licensees in which they agreed to pay us $2,000,000 in consideration for certain modifications to their license agreement;

•	An increase of $427,000, or 28%, in revenue from our Italy business; offset by

•	A decrease of $2,213,000, or 33%, in product revenue from our licensees, resulting from a 28% decrease in unit volume and a 5% decrease in average revenue per unit.
Revenue related to our All Other segment increased $295,000 for the three months ended June 30, 2015 as compared to the same period in 2014 due to an increase in revenue at SCI.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (in thousands):

	Three Months Ended June 30,		Percentage Change
	2015	2014	2015 vs. 2014
North America	$12,019	$13,477	(11)%
International	2,971	3,718	(20)%
All Other	168	224	(25)%
Total cost of goods sold	$15,158	$17,419	(13)%
As a percentage of total revenue, total cost of goods sold was 45% and 51% for the three months ended June 30, 2015 and 2014, respectively.
As a percentage of North America revenue, cost of goods sold relating to our North America segment was 51% and 55% for the three months ended June 30, 2015 and 2014, respectively. The decrease in cost of goods sold as a percentage of revenue was primarily due to the additional accrual recorded during the second quarter of 2014 for the estimated costs and expenses associated with our global quality assurance program, as discussed in Note 10 to the unaudited condensed consolidated financial statements included in this report.

As a percentage of International revenue, cost of goods sold relating to our International segment was 33% and 42% for the three months ended June 30, 2015 and 2014, respectively. The decrease in cost of goods sold as a percentage of revenue was primarily due to revenue recorded during the second quarter of 2015 resulting from an agreement entered into with one of our international licensees in which they agreed to pay us $2,000,000 in consideration for certain modifications to their license agreement, for which there was no associated cost of goods sold;
As a percentage of All Other revenue, our cost of goods sold relating to our All Other segment was 13% and 22% for the three months ended June 30, 2015 and 2014, respectively. The decrease in cost of goods sold as a percentage of revenue was primarily due to an increase in volume at SCI, resulting in lower fixed cost of goods sold per unit.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Three Months Ended June 30,		Percentage Change
	2015	2014	2015 vs. 2014
Product development	$1,482	$1,122	32%
Sales and marketing	7,420	8,743	(15)%
General and administrative	6,965	9,007	(23)%
Depreciation and amortization	1,206	994	21%
Total operating expenses	$17,073	$19,866	(14)%
Product Development
As a percentage of total revenue, product development expenses were 4% and 3% for the three months ended June 30, 2015 and 2014, respectively.
Product development expenses increased $360,000 for the three months ended June 30, 2015 as compared to the same period in 2014. The increase was primarily due to a $240,000 increase in bonus expense and a $148,000 increase in severance expense.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 22% and 25% for the three months ended June 30, 2015 and 2014, respectively.
The decrease of $1,323,000 in sales and marketing expenses for the three months ended June 30, 2015 as compared to the same period in 2014 was primarily attributable to:

•	A decrease of $982,000 in salaries expense, primarily due to permanent and temporary cost cutting measures implemented by the Company during the second quarter of 2015;

•	A decrease of $377,000 in severance expense;

•	A decrease of $224,000 in benefits expense, due in large part to the suspension of the employer match portion of the Company's defined contribution benefit plan;

•	A decrease of $592,000 in advertising expense; and

•	A decrease of $141,000 in travel expense; partially offset by

•	An increase of $315,000 in bad debt expense; and

•	An increase of $849,000 in bonus and commissions expense.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 21% and 26% for the three months ended June 30, 2015 and 2014, respectively.
The decrease in general and administrative expenses of $2,042,000 for the three months ended June 30, 2015 as compared to the same period in 2014 was primarily attributable to:

•	A decrease of $762,000 in benefits expense, due in large part to the suspension of the employer match portion of the Company's defined contribution benefit plan;

•	A decrease of $296,000 in severance expense;

•	A decrease of $347,000 in salaries expense, primarily due to permanent and temporary cost cutting measures implemented by the Company during the second quarter of 2015;

•
A decrease of $705,000 in sales tax expense due to the settlement during the second quarter of 2014 of taxes and penalties owed in the Brazilian ICMS Tax Assessment, as discussed in Part II, Item 1, “Legal Proceedings” of our Quarterly Report on Form 10-Q for the period ended June 30, 2014;

•	A decrease of $285,000 in outside legal expenses due to decreased litigation; and

•	A decrease of $383,000 in consulting expenses; partially offset by

•	An increase of $736,000 in bonus expense.
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expenses were 4% and 3% for the three months ended June 30, 2015 and 2014, respectively.
Depreciation and amortization expenses increased by $212,000 for the three months ended June 30, 2015 as compared to the same period in 2014, primarily due to the deployment of the U.S. portion of our Enterprise Resource Planning, or ERP, System during 2015.
Other Income (Expense)
The following table presents our other income (expense) (in thousands):

	Three Months Ended June 30,		Percentage Change
	2015	2014	2015 vs. 2014
Interest income	$4	$3	33%
Interest expense	(248)	(480)	(48)%
Other, net	67	57	18%
Total other income (expense)	$(177)	$(420)	(58)%
Total other income (expense) changed by $243,000, from expense of $420,000 for the three months ended June 30, 2014 to expense of $177,000 for the three months ended June 30, 2015. This change is primarily attributable to a $231,000 decrease in interest expense. The decrease in interest expense was largely attributable to the settlement of interest owed in the Brazilian ICMS Tax Assessment, as discussed in Part II, Item 1, “Legal Proceedings” of our Quarterly Report on Form 10-Q for the period ended June 30, 2014, during the second quarter of 2014.
Provision for Income Taxes
We recorded a worldwide provision for income taxes of $25,000 for the three months ended June 30, 2015.This amount was primarily comprised of the provision for income taxes for our Irish subsidiary. The effective tax rate is significantly lower than the U.S. statutory rate as a result of recording a small taxable profit in Irealand and recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continue to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at June 30, 2015.
We recorded a worldwide provision for income taxes of $141,000 for the three months ended June 30, 2014, which is primarily related to our Irish subsidiary.
Net Income (Loss) Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net income (loss) attributable to LoJack Corporation increased by $4,576,000 from a net loss of $3,388,000 for the three months ended June 30, 2014, to net income of $1,188,000 for the three months ended June 30, 2015. For the three months ended June 30, 2015, the net income per share attributable to LoJack Corporation was $0.06 per diluted share as compared to net a loss of $0.19 per diluted share in the same period in 2014.
Results of Operations for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014
Revenue
Revenue for the six months ended June 30, 2015 decreased by $2,138,000 as compared to the same period in 2014. The following table presents revenue by our segments (in thousands):

	Six Months Ended June 30,		Percentage Change
	2015	2014	2015 vs. 2014
North America	$43,535	$47,202	(8)%
International	16,255	15,314	6%
All Other	2,615	2,027	29%
Total revenue	$62,405	$64,543	(3)%
Revenue related to our North America segment decreased by $3,667,000 for the six months ended June 30, 2015, as compared to the same period in 2014.
The activity that resulted in an 8% decrease in our North America segment revenue for the six months ended June 30, 2015 as compared to the same period in 2014 was primarily attributable to:

•
A decrease of $2,015,000, or 64%, in Canadian product and service revenue. The decrease was primarily due to management's decision during the second quarter of 2015 to cease all sales operations in Canada for LoJack Stolen Vehicle Recovery Systems, while continuing to support all of our Canadian customers who have existing stolen vehicle recovery products installed on their vehicles;

•
A decrease of $1,624,000, or 22%, in revenue from our Early Warning and warranty products, due in large part to the continued success of our pre-install program, which typically has a lower attachment rate for ancillary products; and

•	A decrease of $196,000, or 1%, in product revenue due to a 3% decrease in average revenue per unit partially offset by a 2% increase in unit volume; partially offset by

•	An increase of $236,000, or 168%, in revenue from our fleet business.
Revenue related to our International segment increased $941,000 for the six months ended June 30, 2015 as compared to the same period in 2014. The increase was primarily attributable to:

•	An increase of $2,000,000 resulting from an agreement entered into with one of our international licensees for certain modifications to their license agreement; and

•	An increase of $829,000, or 31%, in revenue from our Italy business; partially offset by

•	A decrease of $1,776,000, or 15%, in product revenue from our licensees, resulting from a 10% decrease in unit volume and a 6% decrease in average revenue per unit.
Revenue related to our All Other segment increased $588,000 for the six months ended June 30, 2015 as compared to the same period in 2014 due to an increase in revenue at SCI.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (in thousands):

	Six Months Ended June 30,		Percentage Change
	2015	2014	2015 vs. 2014
North America	$23,111	$25,503	(9)%
International	6,432	6,455	—%
All Other	422	500	(16)%
Total cost of goods sold	$29,965	$32,458	(8)%
As a percentage of total revenue, total cost of goods sold was 48% and 50% for the six months ended June 30, 2015 and 2014, respectively.
As a percentage of North America revenue, cost of goods sold relating to our North America segment was 53% and 54% for the six months ended June 30, 2015 and 2014, respectively.
As a percentage of International revenue, cost of goods sold relating to our International segment was 40% and 42% for the six months ended June 30, 2015 and 2014, respectively.
As a percentage of All Other revenue, our cost of goods sold associated with the All Other segment was 16% and 25% for the six months ended June 30, 2015 and 2014, respectively, primarily due to increased volume at SCI, resulting in lower fixed cost of goods sold per unit.

Operating Expenses
The following table presents our operating expenses (in thousands):

	Six Months Ended June 30,		Percentage Change
	2015	2014	2015 vs. 2014
Product development	$2,656	$2,675	(1)%
Sales and marketing	15,087	17,339	(13)%
General and administrative	14,307	18,408	(22)%
Depreciation and amortization	2,195	1,919	14%
Total operating expenses	$34,245	$40,341	(15)%
Product Development
As a percentage of total revenue, product development expenses were 4% for the six months ended June 30, 2015 and 2014.
Product development expenses increased $19,000 for the six months ended June 30, 2015 as compared to the same period in 2014, primarily due to an increase of $189,000 in compensation expense, partially offset by a decrease of $106,000 in consulting expense.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 24% and 27% for the six months ended June 30, 2015 and 2014, respectively.
The decrease of $2,252,000 in sales and marketing expenses for the six months ended June 30, 2015 as compared to the same period in 2014 was primarily attributable to:

•
Decreased compensation expense of $1,350,000, primarily resulting from a $1,180,000 decrease in salaries expense primarily due to permanent and temporary cost cutting measures implemented by the Company during the second quarter of 2015, a $359,000 decrease in severance expense, and a $378,000 decrease in benefits expense, partially offset by a $631,000 increase in commissions and bonus expense;

•	Decreased advertising expense of $1,001,000; and

•	Decreased travel expense of $239,000; partially offset by

•	Increased expenses relating to lead generation services for our telematics business of $174,000; and

•	Increased expo fees of $176,000.
The remaining change was due to smaller changes in various other sales and marketing accounts.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 23% and 29% for the six months ended June 30, 2015 and 2014, respectively.
The decrease in general and administrative expenses of $4,101,000 for the six months ended June 30, 2015 as compared to the same period in 2014 was primarily attributable to:

•	A decrease of $1,413,000 in benefits expense, due in large part to the suspension of the employer match portion of the Company's defined contribution benefit plan;

•	A decrease of $254,000 in severance expense;

•	A decrease of $170,000 in stock-based compensation expense;

•	A decrease of $376,000 in salaries expense, primarily due to permanent and temporary cost cutting measures implemented by the Company during the second quarter of 2015;

•
A decrease of $705,000 in sales tax expense due to the settlement during the second quarter of 2014 of taxes and penalties owed in the Brazilian ICMS Tax Assessment, as discussed in Part II, Item 1, “Legal Proceedings” of our Quarterly Report on Form 10-Q for the period ended June 30, 2014;

•	A decrease of $741,000 in outside legal expenses due to decreased litigation;

•	A decrease of $127,000 in travel expenses; and

•	A decrease of $302,000 in consulting expenses; partially offset by

•	An increase of $145,000 in bonus expense.
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expenses were 4% and 3% for the six months ended June 30, 2015 and 2014, respectively.
Depreciation and amortization expenses increased by $276,000, or 14%, for the six months ended June 30, 2015 as compared to the same period in 2014. The increase was primarily due to the deployment of the U.S. portion of our Enterprise Resource Planning, or ERP, System, partially offset by the retirement of assets and certain assets becoming fully depreciated during 2014 and the six months ended June 30, 2015.
Other Income (Expense)
The following table presents our other income (expense) (in thousands):

	Six Months Ended June 30,		Percentage Change
	2015	2014	2015 vs. 2014
Interest income	$6	$4	50%
Interest expense	(380)	(587)	(35)%
Other, net	1,852	43	4,207%
Total other income (expense)	$1,478	$(540)	(374)%
Total other income (expense) for the six months ended June 30, 2015 changed by $2,018,000, from expense of $540,000 for the six months ended June 30, 2014, to income of $1,478,000 for the same period in 2015. This change is primarily due to the following:

•
An increase of $2,000,000 in other income related to the settlement of the litigation with our former Brazilian licensee discussed in "Part I - Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2014;

•
A decrease in interest expense of $207,000, largely attributable to the settlement of interest owed in the Brazilian ICMS Tax Assessment, as discussed in Part II, Item 1, “Legal Proceedings” of our Quarterly Report on Form 10-Q for the period ended June 30, 2014, during the second quarter of 2014; partially offset by

•	An increase of $157,000 in losses on foreign currency exchange.
Provision for Income Taxes
We recorded a worldwide provision for income taxes of $90,000 for the six months ended June 30, 2015, which is primarily related to our Irish subsidiary. The effective tax rate is significantly lower than the U.S. statutory rate as a result of recording a small taxable profit in our year-to-date Irish subsidiary profits and recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continue to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at June 30, 2015.
We recorded a $178,000 provision for income taxes for the six months ended June 30, 2014. This amount was primarily comprised of the provision for income taxes for our Irish subsidiary.
Net Loss Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net loss attributable to LoJack Corporation decreased by $8,414,000, from a net loss of $8,876,000 for the six months ended June 30, 2014 to a net loss of $462,000 for the six months ended June 30, 2015. For the six months ended June 30, 2015, the net loss per share attributable to LoJack Corporation was $0.03 per diluted share as compared to a net loss of $0.50 per diluted share in the same period in 2014.
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
On April 28, 2015, we entered into a sixth amendment to the Credit Agreement. The amendment provided for, among other things: (i) a reduction in our total facility commitment amount to $12,000,000 with up to $7,000,000 in outstanding borrowings on the closing date of the amendment; (ii) a mandatory reduction in our total commitment amount of $2,000,000 on August 31, 2015 and an additional $2,000,000 on October 31, 2015; (iii) an interest rate for Eurodollar loans of LIBOR plus 3.25%; (iv) a commitment fee of 0.50% on the unused portions of the credit facility, with additional quarterly commitment fees payable by us; (v) a prohibition on all dividends, stock repurchases or other restricted payments; and (vi) adjustments to certain of the financial covenants included in the Credit Agreement.  Under the revised terms, our obligations under the Credit Agreement cannot, at any time, exceed the lesser of (a) the commitment amount less a reserve or (b) the results of our revised borrowing base calculation. Our borrowing base is calculated as 80% of our eligible domestic accounts receivable less certain adjustments. The reserve is set at $3,000,000 and is to be reduced to $2,000,000 on August 31, 2015 and to $1,000,000 on October 31, 2015. In addition to the aforementioned terms, we are required to maintain a minimum cash balance in the U.S. of $2,000,000 at all times as well as maintain certain financial performance measures, including minimum quick ratio and minimum adjusted EBITDA requirements. In connection with the amendment, we repaid $3,000,000 of our total outstanding borrowings on April 29, 2015.
As part of the sixth amendment, the lenders waived the events of default that arose due to our non-compliance with certain of the existing financial covenants included in the Credit Agreement as of December 31, 2014 and March 31, 2015.
As of June 30, 2015, we had total outstanding borrowings of $7,000,000 under the Credit Agreement, $500,000 of which has been classified as short-term. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of June 30, 2015 was 4.75%. As of June 30, 2015, we also had two outstanding irrevocable letters of credit in the aggregate amount of $480,000. These letters of credit reduce our outstanding borrowing availability under the Credit Agreement. At June 30, 2015, we had borrowing availability of $1,588,000 and were in compliance with all of the financial and non-financial covenants in the Credit Agreement
The Credit Agreement terminates on July 31, 2017, at which point all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our U.S. domestic subsidiaries and is secured by all domestic assets, including our intellectual property, and a pledge of 65% of the capital stock of LoJack Ireland.
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
On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock under a trading plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, or the Exchange Act, and additionally renewed the remaining management discretionary authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. We did not repurchase any shares under the Repurchase Plan during the first half of 2015. Under our existing Credit Agreement, we are prohibited from repurchasing any additional stock at this time.
We expect our continuing operations and expansion of the Italian stolen vehicle recovery network and LoJack Canada’s operating cash deficit, combined with our longer term international investment requirements and domestic expansion, to be funded using existing cash, cash flows from operations and, if needed, our existing credit facility.
For the six months ended June 30, 2015, we had capital expenditures of $2,117,000. We expect capital expenditures for 2015 to be between $4,000,000 and $5,000,000, which we expect to fund out of our existing working capital of $19,616,000 as of June 30, 2015. Non-discretionary capital expenditures planned for 2015 include $2,400,000 to $3,000,000 for enhancement of our core tracking and recovery technology.  Discretionary expenditures for 2015, which could be delayed to a future period, include

$700,000 to $800,000 for our investments in our Enterprise Resource Planning system and $400,000 to $700,000 for our expansion into the Brazilian market. However, we currently have no plans to delay these projects or reduce these spending levels.
We earn a significant amount of our operating income outside the U.S., which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, $7,586,000 of cash and cash equivalents are held by foreign subsidiaries at June 30, 2015. Of the $7,586,000 of cash and cash equivalents held by foreign subsidiaries, $6,549,000, or 86%, is held in USD denominated accounts, with the remaining $1,037,000 held in foreign currency denominated accounts. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash, cash equivalents, short-term investments, cash flows from operations and our borrowing capacity under our Credit Agreement to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as material capital expenditures, for the next twelve months. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for the next twelve months.
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
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash provided by (used in):
Operating activities	$183	$(11,354)
Investing activities	(2,056)	(3,334)
Financing activities	(2,574)	4,241
Effect of exchange rate changes on cash	83	116
Decrease in cash and cash equivalents	$(4,364)	$(10,331)
Cash used in operating activities was favorable by $11,537,000 during the six months ended June 30, 2015, compared to the same period in 2014. The decrease in cash used was attributable to a decrease of $8,992,000 in our losses excluding non-cash items and a decrease in cash used by other working capital items of $2,545,000.
Investing activities used $2,056,000 of cash during the six months ended June 30, 2015, as compared to $3,334,000 of cash used during the same period in 2014. The decrease in cash used in investing activities was primarily attributable to a $1,265,000 decrease in cash used for the purchase of property, plant and equipment.
Financing activities used $2,574,000 of cash during the six months ended June 30, 2015, as compared to providing $4,241,000 of cash during the same period in 2014. The $6,815,000 decrease in cash provided was primarily attributable to a $4,000,000 decrease in proceeds from our borrowings and a $3,000,000 repayment of our borrowings under our existing Credit Agreement, and an increase in debt issuance costs of $162,000, partially offset by an increase of $234,000 in cash received for the exercise of stock options.
Item 3.        Quantitative and Qualitative Disclosures about Market Risk
We have limited exposure to market risk due to the nature of the financial instruments carried on our consolidated balance sheet. Our financial instruments as of June 30, 2015 consisted of cash and cash equivalents, marketable securities, other assets, accounts receivable, accounts payable, accrued liabilities, long-term debt and credit facilities. Our financial position is subject to market risk, including, but not limited to, changes in the value of financial instruments including those resulting from changes in interest rates, foreign currency exchange rates and market valuation. As of June 30, 2015, the fair value of these financial instruments approximated their carrying values.
We are exposed to changes in interest rates primarily through amounts outstanding under our Credit Agreement. As of June 30, 2015, we analyzed the effect of interest rates on our variable-rate Credit Agreement, for which there was $7,000,000 of outstanding borrowings. Based on the outstanding borrowings under the Credit Agreement at June 30, 2015, a 1% increase in the interest rate would result in an additional $70,000 of annual interest expense.
We are subject to foreign currency risk through our international operations. As of June 30, 2015, we held cash denominated in foreign currencies, primarily in the Euro, Canadian Dollar, and Brazilian Real. These assets accounted for approximately 14%

of our total cash and cash equivalents held by our foreign subsidiaries at June 30, 2015. We translate accounts for subsidiaries whose functional currency is not the U.S. Dollar using exchange rates in effect at period-end for assets and liabilities, and exchange rates averaged over the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the consolidated statement of operations. As a result, both positive and negative currency fluctuations against the U.S. Dollar may affect our results of operations and accumulated other comprehensive income. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of our International segment revenue is denominated in U.S. Dollars. This situation may change in the future if there is an increase in our revenue earned or expenses incurred denominated in foreign currencies.
We manage future foreign exchange risk exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge is cost effective. As of June 30, 2015, we had no derivative contracts outstanding. We do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off-balance sheet financing transactions. We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.
Our other assets include our investment in our French licensee, in the form of a publicly-traded common stock, accounted for as an available-for-sale security and valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. During the three and six months ended June 30, 2015, we recorded unrealized gains on our investment of $167,000 and $148,000, respectively. During the three and six months ended June 30, 2014, we recorded unrealized losses on our investment of $3,000 and gains on our investment of $72,000, respectively. Realized gains and losses on available-for-sale securities are included in other income (expense).
As of June 30, 2015, we held $13,224,000 of cash and cash equivalents. Of this balance, $1,037,000, or 8%, is denominated in foreign currencies, including the Canadian Dollar, Euro and Brazilian Real. The remaining $12,184,000, or 92%, is denominated in U.S. Dollars. At June 30, 2015, $1,928,000, or 15%, of our total cash and cash equivalents balance was held in money market accounts, with the remaining $11,293,000 held in traditional deposit accounts.
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
Changes in Internal Control Over Financial Reporting
During the six months ended June 30, 2015, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described below.
During February of 2015, we launched the U.S. phase of our Enterprise Resource Planning, or ERP, System implementation. While the implementation automated certain manual internal controls, it did not materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
As of June 30, 2015, we were subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
New York Litigation
As previously reported, on October 13, 2010, a suit was filed by G.L.M. Security & Sound, Inc. (“G.L.M.”) against the Company in the United States District Court for the Eastern District of New York (the “Court”) alleging breach of contract, misrepresentation, and violation of the New York franchise law, Mass. Gen. Laws c. 93A and the Robinson-Patman Act, among other claims. G.L.M. sought damages of $10,000,000, punitive damages, interest and attorney’s fees, and treble damages. For further information regarding the background of this litigation, see “Part I - Item 3. Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
In our effort to maintain a high recovery rate of stolen vehicles with LoJack Units, in September, 2014, we commenced a quality assurance notification program in the U. S. related to the battery evaluation for vehicle product customers with EVE batteries in self-powered LoJack Units currently under base or extended warranty. As of the date of this report, we have recorded a provision in the amount of $9,116,000 with respect to certain costs associated with this program, quality assurance programs in other countries and markets, and other business concessions related to the EVE battery performance matter, based on our best estimates where a potential loss is considered probable. As of the date of this report, we anticipate that the U.S. quality assurance program will be completed by the second quarter of 2016 and we have reached agreement to support quality assurance programs with all international licensees that have identified performance issues in certain self-powered units equipped with the EVE battery pack.
The Company and its subsidiaries have incurred, and expect to continue to incur, costs and expenses related to the actions that we have decided to take to address this matter. These costs and expenses may include, among others, those related to quality assurance programs, product or battery replacements, warranty claims, extension of product warranties, legal and other professional fees, litigation, and payments or other business concessions to our B2B customers. Because of the on-going nature of this matter, we cannot predict what other actions will be required or otherwise taken by LoJack, nor can we predict the outcome nor estimate the possible loss or range of loss with respect to any such actions.
We have filed a formal claim under our relevant insurance policy and, as of the date of this report, are in discussions with our insurance carrier as to whether this matter will be covered by insurance. Our relevant insurance policy provides up to $5,000,000 of coverage and includes a deductible of $100,000. There can be no assurances that we will be able to recover any amounts from EVE or our insurance company to help reduce our financial exposure.
Battery Manufacturer Litigation
On October 27, 2014, the Company and LoJack Ireland, a subsidiary of the Company, commenced arbitration proceedings against EVE by filing a notice of arbitration with the Hong Kong International Arbitration Centre. The filing alleges that EVE breached representations and warranties made in a supply agreement relating to the quality and performance of batteries supplied by EVE. In accordance with instructions from the arbitration panel, the Company and LoJack Ireland commenced a second arbitration proceeding against EVE raising substantially similar allegations under a prior supply agreement by filing a notice of arbitration on March 27, 2015. EVE filed its responses to the Statements of Claim, including a counterclaim for defamation, on

July 24, 2015. The Company and LoJack Ireland will file reply briefs on August 14, 2015. Pursuant to the terms of the Procedural Order, the same arbitration panel has been appointed for the second arbitration, and the panel will decide whether the two arbitrations may be conjoined upon submission of all the pleadings. A merits hearing on the claims against EVE is scheduled to begin on June 6, 2016. The Company cannot predict the ultimate outcome of the litigation nor the amount of damages, if any, that the Company may be awarded by the arbitration panel.

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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized a stock repurchase plan with total repurchase authority of 3,000,000 shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 to April 30, 2015	4,860	$2.41	—	1,205,129
May 1 to May 31, 2015	23,451	3.75	—	1,205,129
June 1 to June 30, 2015	—	—	—	1,205,129
Total	28,311	$3.52	—	1,205,129
_____________________

(1)
Includes 28,311 shares withheld from equity awards that vested in April and May of 2015 to satisfy minimum tax withholding obligations that arose upon vesting, which do not impact the shares available for repurchase under the Repurchase Plan.

(2)
On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock, and additionally renewed the remaining management discretionary authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. The plan does not have a stated expiration date. We are prohibited from repurchasing any shares of our common stock at this time under the terms of our Credit Agreement.

Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
Not applicable.

Item 6.        Exhibits
(a) Exhibits

Exhibit
No.	Description
10.1*
Sixth Amendment to Multicurrency Revolving Credit Agreement and Special Waiver, dated as of April 28, 2015, by and among LoJack Corporation, certain subsidiaries and Guarantors listed therein, Citizens Bank, N.A., TD Bank, N.A.

31.1*	Rule 13a-14(a)/15(d)-14(a) Certification.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification.
32**	Certification Pursuant to 18 U.S.C. Section 1350.
101***
The following materials from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements.)

______________________

*	Indicates an exhibit which is filed herewith.
**	Indicates an exhibit which is furnished herewith.
***	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LoJack Corporation Registrant
Date: August 7, 2015	By:	/s/ Randy L. Ortiz
Randy L. Ortiz
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2015	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)