Form 10-Q
period 2015-09-30
LOJACK CORP
filed 2015-11-09
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of October 30, 2015, there were 19,292,267 shares of our common stock issued and outstanding.

LOJACK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,678	$17,588
Restricted cash	490	—
Accounts receivable, net of allowances of $2,027 and $1,781, respectively	22,116	23,963
Inventories	6,976	8,323
Prepaid and other expenses	3,156	3,480
Prepaid and receivable income taxes	152	333
Deferred income taxes	468	463
Total current assets	52,036	54,150
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $45,272 and $45,468, respectively	15,745	16,791
INTANGIBLE ASSETS—NET	73	80
GOODWILL	1,245	1,245
OTHER ASSETS—NET	4,639	3,994
TOTAL ASSETS	$73,738	$76,260
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term debt	$586	$3,500
Accounts payable	6,086	6,295
Accrued and other liabilities	10,033	12,657
Current portion of deferred revenue	6,521	7,535
Accrued compensation	6,889	5,777
Total current liabilities	30,115	35,764
LONG TERM DEBT	6,978	6,978
DEFERRED REVENUE	10,157	9,609
DEFERRED INCOME TAXES	468	463
OTHER ACCRUED LIABILITIES	888	1,056
ACCRUED COMPENSATION	1,360	1,945
Total liabilities	49,966	55,815
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)	—	—
EQUITY:
Preferred stock—$.01 par value; authorized, 10,000,000 shares	—	—
Common stock—$.01 par value; authorized, 35,000,000 shares; issued and outstanding 19,295,873 at September 30, 2015 and 18,755,731 at December 31, 2014	193	187
Additional paid-in capital	28,489	26,855
Accumulated other comprehensive income	8,041	7,431
Accumulated Deficit	(13,002)	(14,020)
Total LoJack Corporation equity	23,721	20,453
Noncontrolling interest in subsidiary	51	(8)
Total equity	23,772	20,445
TOTAL LIABILITIES AND EQUITY	$73,738	$76,260
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenue	$32,644	$32,673	$95,049	$97,216
Cost of goods sold	14,877	22,587	44,842	55,045
Gross profit	17,767	10,086	50,207	42,171
Costs and expenses:
Product development	1,160	1,834	3,815	4,509
Sales and marketing	6,641	7,833	21,728	25,172
General and administrative	6,245	8,054	20,553	26,463
Depreciation and amortization	1,007	688	3,202	2,607
Total	15,053	18,409	49,298	58,751
Operating income (loss)	2,714	(8,323)	909	(16,580)
Other income (expense):
Interest income	6	1	12	6
Interest expense	(138)	(110)	(518)	(697)
Other, net	(320)	(100)	1,531	(56)
Total	(452)	(209)	1,025	(747)
Income (loss) before provision for income taxes	2,262	(8,532)	1,934	(17,327)
Provision (benefit) for income taxes	767	(358)	857	(179)
Net income (loss)	1,495	(8,174)	1,077	(17,148)
Less: Net income (loss) attributable to the noncontrolling interest	14	20	59	(78)
Net income (loss) attributable to LoJack Corporation	$1,481	$(8,194)	$1,018	$(17,070)
Net income (loss) per share attributable to LoJack Corporation:
Basic	$0.08	$(0.45)	$0.06	$(0.95)
Diluted	$0.08	$(0.45)	$0.05	$(0.95)
Weighted average shares:
Basic	18,541	18,092	18,352	17,971
Diluted	18,805	18,092	18,551	17,971

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income (loss)	$1,495	$(8,174)	$1,077	$(17,148)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(125)	197	530	283
Net unrealized gain (loss) on marketable securities	(68)	(70)	80	2
Total comprehensive income (loss)	1,302	(8,047)	1,687	(16,863)
Less: Comprehensive income (loss) attributable to noncontrolling interest	14	20	59	(78)
Comprehensive income (loss) attributable to LoJack Corporation	$1,288	$(8,067)	$1,628	$(16,785)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,077	$(17,148)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	1,138	1,293
Depreciation and amortization	3,444	2,807
Non-cash revenue from warrants	(274)	(410)
Allowance for doubtful accounts	248	(166)
Loss on disposal of property and equipment	16	11
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	1,496	5,541
Inventories	1,274	(2,224)
Prepaid and other expenses	118	(1,254)
Prepaid and receivable income taxes	181	(530)
Other assets	(124)	(61)
Accounts payable	(166)	(885)
Accrued and other liabilities	(1,404)	4,983
Deferred revenue, net of deferred cost of goods sold	56	(1,016)
Net cash provided by (used in) operating activities	7,080	(9,059)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,549)	(5,855)
Proceeds from the sale of property and equipment	60	5
Restricted cash	(490)	47
Net cash used in investing activities	(2,979)	(5,803)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	605	419
Repayment of debt	(3,000)	—
Proceeds from debt	—	4,204
Payment of tax withholding obligations related to stock compensation	(103)	(282)
Payment of debt issuance costs	(126)	(161)
Other	86	—
Net cash (used in) provided by financing activities	(2,538)	4,180
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(473)	(133)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,090	(10,815)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,588	31,983
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,678	$21,168
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by LoJack Corporation and its subsidiaries, or LoJack, we, our, or the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. The unaudited condensed consolidated financial statements include the accounts of LoJack, our wholly-owned subsidiaries, and SC-Integrity, or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly our financial position as of September 30, 2015, our results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, and our cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.
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
A reconciliation of weighted average shares used for the basic and diluted computations for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,
	2015	2014
Weighted average shares for basic	18,541,289	18,092,309
Dilutive effect of stock options and unvested restricted stock	264,193	—
Weighted average shares for diluted	18,805,482	18,092,309

	Nine Months Ended September 30,
	2015	2014
Weighted average shares for basic	18,351,848	17,970,653
Dilutive effect of stock options and unvested restricted stock	199,458	—
Weighted average shares for diluted	18,551,306	17,970,653
For the three months ended September 30, 2015, 1,414,378 stock options and 201,566 shares of unvested restricted stock were excluded from the computation of diluted net income per share because the effect of including such shares would be antidilutive. For the nine months ended September 30, 2015, 1,926,567 stock options and 202,784 shares of unvested restricted stock were excluded from the computation of diluted net loss per share because the effect of including such shares would be antidilutive. Because of the net losses reported for the three and nine months ended September 30, 2014, none of the shares of stock issuable pursuant to stock options and unvested restricted stock have been considered for dilution as their effect would be antidilutive. For the three and nine months ended September 30, 2014, 2,259,214 stock options and 651,390 shares of unvested restricted stock were excluded from the computation of diluted net loss per share because the effect of including such shares would be antidilutive. Performance shares totaling 153,624 and 63,650 were excluded from the computation of earnings per share for the three and nine months ended September 30, 2015 and 2014, respectively, because the performance conditions had not been achieved at the respective balance sheet dates.
3. Inventories
Inventories are classified as follows (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$171	$156
Finished goods, net	6,805	8,167
Total inventories	$6,976	$8,323
4. Stock Compensation
Stock Options
The following table presents activity of all stock options for the nine months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	2,185,199	$4.96
Granted	273,036	2.54
Exercised	(174,705)	3.31
Canceled, expired or forfeited	(349,384)	9.47
Outstanding at September 30, 2015	1,934,146	3.96	3.00	$104
Vested at September 30, 2015 and unvested expected to vest	1,911,230	3.97	2.96	$97
Exercisable at September 30, 2015	1,514,089	$4.15	2.20	$1
The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $2.90 per share as of September 30, 2015.
The total intrinsic values of options exercised for the nine months ended September 30, 2015 and 2014 were $80,000 and $163,000, respectively. Proceeds from the exercise of stock options were $605,000 and $419,000 for the nine months ended September 30, 2015 and 2014, respectively. No income tax deficiencies were realized from the exercise of stock options or the vesting of restricted stock for either the nine months ended September 30, 2015 or 2014. The income tax benefit in excess of, or less than, previously recognized stock compensation expense is recognized in additional paid-in capital to the extent of previously recognized excess tax benefits as calculated.
As of September 30, 2015, there was $625,000 of unrecognized compensation cost related to our stock option plans. The cost is expected to be recognized over a weighted average period of 1.5 years.
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

The weighted-average assumptions used in the Black-Scholes option pricing model for the nine months ended September 30, 2015 and 2014 are detailed in the table below.

	Nine Months Ended September 30,
	2015	2014
Range of risk-free interest rates	1.61%-2.04%	1.97%-2.27%
Expected life (in years)	6.72	6.7
Expected volatility	56.92%	58.64%
Dividend yield	0%	0%
Weighted average grant date fair value	$1.44	$3.24
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
The following table presents activity of all unvested restricted stock for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	571,753	$4.44
Granted	429,791	3.23
Vested	(213,287)	3.44
Forfeited and cancelled	(35,111)	3.98
Unvested at September 30, 2015	753,146	$4.04
As of September 30, 2015, there was $1,547,000 of unrecognized compensation cost related to our unvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.5 years.
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

The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a recurring basis at September 30, 2015 and December 31, 2014, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$635	$635	$—	$—
Nonqualified deferred compensation plan obligation	(635)	(635)	—	—
Equity investment in French licensee	356	356	—	—
Total	$356	$356	$—	$—

		Fair Value Measurements at Reporting Date Using:
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Nonqualified deferred compensation plan investments	$688	$688	$—	$—
Nonqualified deferred compensation plan obligation	(688)	(688)	—	—
Equity investment in French licensee	277	277	—	—
Total	$277	$277	$—	$—
Our Nonqualified Deferred Compensation Plan investments consist of mutual fund shares that are publicly traded and for which market prices are readily available. Gains and losses related to such investments are recorded in other income (expense) in the consolidated statement of operations. For the three months ended September 30, 2015 and 2014, we recorded losses of $40,000 and gains of $10,000, respectively. For the nine months ended September 30, 2015 and 2014, we recorded losses of $20,000 and gains of $12,000, respectively.
Our investment in the common stock of our French licensee is included in other assets on our consolidated balance sheet and consists of publicly traded shares with a market price that is readily available. The gains and losses on our investment are recorded, net of tax, through accumulated other comprehensive income on the consolidated balance sheet. During the three months ended September 30, 2015 and 2014, we recorded unrealized losses on our investment of $68,000 and $71,000, respectively. For the nine months ended September 30, 2015 and 2014, we recorded unrealized gains on our investment of $79,000 and $2,000, respectively.
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

The following table sets forth by level within the fair value hierarchy our financial assets that are accounted for at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014, according to the valuation techniques we used to determine their fair values (in thousands):

		Fair Value Measurements at Reporting Date Using:
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	500	—	—	500
Total	$2,041	$—	$—	$2,041

		Fair Value Measurements at Reporting Date Using:
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Equity interest in Mexican licensee	$1,541	$—	$—	$1,541
Equity interest in Benelux licensee	500	—	—	500
Total	$2,041	$—	$—	$2,041
As of September 30, 2015, our investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, and a 17.5% equity interest in our Benelux licensee, totaling $500,000. Our investments in the aforementioned licensees are included in other assets on our consolidated balance sheet and are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. Management periodically reviews the carrying value of these investments using Level 3 inputs, which include cash flow projections, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no indicators of impairment to the fair value of these investments for all periods presented.
Financial Instruments not Measured at Fair Value
Some of our financial instruments, including cash and cash equivalents, accounts receivable, short-term debt and accounts payable are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.
At September 30, 2015, the carrying value of $6,500,000 of our long-term debt under our multicurrency revolving credit agreement, or Credit Agreement, approximated the fair value because our Credit Agreement carries a variable rate of interest which is adjusted periodically and reflects current market conditions. Also see Note 6 below.
6. Debt
As of September 30, 2015 and December 31, 2014, our debt consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Short-term debt:
Term loan, current portion	$500	$3,500
Capital lease obligation	86	—
Long-term debt:
SCI convertible promissory note, long-term	478	478
Term loan, long-term portion	6,500	6,500
Total debt	$7,564	$10,478
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
On April 28, 2015, we entered into a sixth amendment to the Credit Agreement. The amendment provided for, among other things: (i) a reduction in our total facility commitment amount to $12,000,000 with up to $7,000,000 in outstanding borrowings on the closing date of the amendment; (ii) a mandatory reduction in our total commitment amount of $2,000,000 on August 31, 2015 and an additional $2,000,000 on October 31, 2015; (iii) an interest rate for Eurodollar loans of LIBOR plus 3.25%; (iv) a commitment fee of 0.50% on the unused portions of the credit facility, with additional quarterly commitment fees payable by us; (v) a prohibition on all dividends, stock repurchases or other restricted payments; and (vi) adjustments to certain of the financial covenants included in the Credit Agreement.  Under the revised terms, our obligations under the Credit Agreement cannot, at any time, exceed the lesser of (a) the commitment amount less a reserve or (b) the results of our revised borrowing base calculation. Our borrowing base is calculated as 80% of our eligible domestic accounts receivable less certain adjustments. The reserve was set at $3,000,000 and was reduced to $2,000,000 on August 31, 2015 and $1,000,000 on October 31, 2015. In addition to the aforementioned terms, we are required to maintain a minimum cash balance in the U.S. of $2,000,000 at all times as well as maintain certain financial performance measures, including minimum quick ratio and minimum adjusted EBITDA requirements. In connection with the amendment, we repaid $3,000,000 of our total outstanding borrowings on April 29, 2015.
As of September 30, 2015, we had total outstanding borrowings of $7,000,000 under the Credit Agreement, $500,000 of which has been classified as short-term as of September 30, 2015. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of September 30, 2015 was 4.75%. As of September 30, 2015, we also had two outstanding irrevocable letters of credit in the aggregate amount of $462,000. These letters of credit are collateralized by $490,000 of restricted cash on our balance sheet. At September 30, 2015, we had borrowing availability of $447,000 and were in compliance with all of the financial and non-financial covenants in the Credit Agreement.
The Credit Agreement terminates on July 31, 2017, at which point all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our U.S. domestic subsidiaries and is secured by all domestic assets, including our intellectual property, and a pledge of 65% of the capital stock of LoJack Equipment Ireland Limited, or LoJack Ireland.
7. Accumulated Other Comprehensive Income
Total accumulated other comprehensive income and its components were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Marketable Securities	Total Accumulated Other Comprehensive Income
Balance at December 31, 2014	$7,339	$92	$7,431
Foreign currency translation adjustments	530	—	530
Unrealized gain on marketable securities	—	80	80
Balance at September 30, 2015	$7,869	$172	$8,041
8. Income Taxes
We recorded worldwide provisions for income taxes of $767,000 and $857,000 for the three and nine months ended September 30, 2015, respectively. These amounts were primarily comprised of the provision for income taxes for our Irish subsidiary. The effective tax rate was higher than the U.S. statutory rate in large part because no U.S. income tax benefit was recorded for the current year domestic net operating loss, nor was a foreign tax benefit recorded for foreign tax losses. We continued to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at September 30, 2015.

We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue, stock compensation and net operating loss carryforwards. The FASB authoritative guidance on accounting for income taxes requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We maintained a full valuation allowance against our net U.S. deferred tax assets, which was recorded during the second quarter of 2010, and did not recognize any deferred tax benefits related to U.S. net losses incurred during the nine months ended September 30, 2015. We will maintain a full valuation allowance on our net U.S. and non-Irish foreign subsidiaries' deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
As of September 30, 2015 and December 31, 2014, we had no material uncertain tax positions. However, if an uncertain tax position does arise, the Company will recognize interest and penalties related to income tax matters within income tax expense. At September 30, 2015 and December 31, 2014, we had no accrued interest and penalties.
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

The following table presents information about our operating segments for the three and nine months ended September 30, 2015 and 2014 (in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods considered to be reasonable by our management.

Consolidated Statements of Operations Data	North America Segment	International Segment	All Other	Consolidated
Three Months Ended September 30, 2015
Revenue	$21,597	$9,785	$1,262	$32,644
Depreciation and amortization	1,057	47	35	1,139
Operating (loss) income	(1,631)	4,395	(50)	2,714
Three Months Ended September 30, 2014
Revenue	$24,570	$6,975	$1,128	$32,673
Depreciation and amortization	676	66	23	765
Operating (loss) income	(6,962)	(1,400)	39	(8,323)
Nine Months Ended September 30, 2015
Revenue	$65,133	$26,039	$3,877	$95,049
Depreciation and amortization	3,193	150	101	3,444
Operating (loss) income	(9,020)	9,827	102	909
Nine Months Ended September 30, 2014
Revenue	$71,772	$22,289	$3,155	$97,216
Depreciation and amortization	2,532	208	67	2,807
Operating (loss) income	(17,124)	865	(321)	(16,580)
10. Commitments and Contingent Liabilities
As of September 30, 2015, we were engaged in certain legal matters arising in the ordinary course of business and in certain other matters more fully described below. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
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
On August 21, 2015, the Court issued a Memorandum and Opinion with respect to the Company’s claim for damages on its breach of contract counterclaim. The Court found that the Company is entitled to recover damages and interest on its counterclaim in the total amount of $1,861,848. The Court ordered that judgment enter in that amount and that the case be closed. On August 25, 2015, the clerk of the Court entered judgment in the Company’s favor.
On September 23, 2015, G.L.M. filed a notice of appeal. The case will proceed to appeal in the Second Circuit Court of Appeals. The Company will vigorously defend against the appeal, but there can be no assurances that the Company will be able to recover the full amount of the judgment.
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
In our effort to maintain a high recovery rate of stolen vehicles with LoJack Units, in September 2014, we commenced a quality assurance notification program in the U. S. related to the battery evaluation for vehicle product customers with EVE batteries in self-powered LoJack Units under base or extended warranty. We also entered into agreements to support quality assurance programs with all major international licensees that have identified performance issues in certain self-powered units equipped with the EVE battery pack. As of the date of this report, one of our international licensees has requested further support in conducting technical analysis on additional self-powered LoJack Units with the EVE battery pack, which could result in an increase in the scope of this licensee’s quality assurance program and further costs to us and/or business concessions to the licensee that are not reflected in the accrual described below.
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
The following table summarizes our accrual and associated activity from December 31, 2014 through September 30, 2015 (in thousands):

Quality Assurance Program Reserve
Balance at December 31, 2014	$6,406
Additions	1,076
Payments/reductions	(4,751)
Foreign exchange impact	(32)
Balance at September 30, 2015	$2,699
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
We have filed a formal claim under our relevant insurance policy and, as of the date of this report, are in discussions with our insurance carrier as to the expenses that will be covered by such insurance. Our relevant insurance policy provides up to $5,000,000 of coverage and includes a deductible of $100,000. There can be no assurances that we will be able to recover any amounts from EVE or our insurance company to help reduce our financial exposure.
Battery Manufacturer Litigation
On October 27, 2014, the Company and LoJack Ireland, a subsidiary of the Company, commenced arbitration proceedings against EVE by filing a notice of arbitration with the Hong Kong International Arbitration Centre. The filing alleges that EVE breached representations and warranties made in a supply agreement relating to the quality and performance of batteries supplied by EVE. In accordance with instructions from the arbitration panel, the Company and LoJack Ireland commenced a second arbitration proceeding against EVE raising substantially similar allegations under a prior supply agreement by filing a notice of arbitration on March 27, 2015. EVE filed its responses to the Statements of Claim, including a counterclaim for defamation, on July 24, 2015. The Company and LoJack Ireland filed reply briefs on August 14, 2015. Pursuant to the terms of the Procedural Order, the same arbitration panel has been appointed for the second arbitration, and the panel will decide whether the two arbitrations may be conjoined upon submission of all the pleadings. A merits hearing on the claims against EVE is scheduled to begin on June 6, 2016. The Company cannot predict the ultimate outcome of the litigation nor the amount of damages, if any, that the Company may be awarded by the arbitration panel.
11.    RESTRUCTURING ACTIVITIES
During the fourth quarter of 2014, the Company announced a plan to consolidate our Canadian operations to reduce costs and more closely align the Canadian business with our U.S. operations. As a result of this plan, we incurred a pre-tax charge of approximately $2,396,000 in the fourth quarter of 2014. We completed this program during the second quarter of 2015. Substantially all of these charges will result in cash expenditures over the next six fiscal quarters.

The following table summarizes our accrued restructuring balance and associated activity from December 31, 2014 through September 30, 2015 (in thousands):

	Accrued Canadian Restructuring as of December 31, 2014	Additions	Cash Payments	Foreign Exchange Impact	Accrued Canadian Restructuring as of September 30, 2015
Severance and other employee-related costs	$2,043	$—	$882	$(286)	$875
Contractual lease obligation and related costs	353	—	87	(55)	211
Total restructuring charges	$2,396	$—	$969	$(341)	$1,086
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
North America Segment
Our revenue in the U.S. is derived primarily from the sale of LoJack Units, LoJack Early Warning, and extended warranty products to consumers. During the first nine months of 2015, approximately 85% of our sales in the U.S. market were made through a distribution network consisting of dealers of new and used automobiles. We believe that we have strong consumer brand awareness in the U.S.
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
A significant portion of our revenue in Canada is derived from the recognition of revenue from service contracts for Boomerang Units sold prior to the transition from Boomerang Units to LoJack Units during 2011. Customers who purchased a Boomerang Unit were required to enter into a service contract, which ranged from 12 to 60 months and were generally payable in full upon the activation of the related unit or renewal of a previous service contract. Customers were also offered a month-to-month option. Purchasers of new LoJack Units in Canada were not required to enter into a service contract; however, the tracking and recovery of LoJack Units in Canada is still performed internally and thus we continue to recognize service revenue for a portion of each sale.
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
North America Segment
Revenue related to our U.S. business declined 7% during the third quarter of 2015 as compared to the same period in 2014.
In the first nine months of 2015, in the U.S. automotive industry, light vehicle sales increased 5% over 2014, continuing the growth experienced during 2014. The Seasonally Adjusted Annualized Rate of sales is expected to be above 17 million units for 2015, a high volume of vehicle sales compared to recent years. Factors that have contributed to this continued high volume industry performance included pent-up consumer demand for new vehicles, an average vehicle age of almost 11 years, continued low interest rates, with high credit availability, adequate inventories of new vehicles and new vehicle models being added to manufacturers' product lines. These factors, in addition to limited used vehicle inventories and higher used car prices, combined to make new car purchases an attractive option for consumers. There continues to be variability in growth rates and changes in market share among vehicle brands, the most impactful being Ford, General Motors and Chrysler, which all benefited from demand for new model introductions in recent quarters and the growth in the sale of pickup trucks.
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
Two key factors positively impacted demand for our products in 2014. The first factor was the strong and sustained auto demand experienced during 2014. The 2014 fiscal year was the fifth year in a row of solid U.S. automotive industry growth, and 2015 is projected to remain positive. The second factor was the increasing need for profitable, value-add products within Financing and Insurance departments at automotive dealers. Decreased vehicle margins resulting from price transparency and increased brand competition have put pressure on dealerships to increase profit contributions in other areas of the dealership. These factors continued into 2015. Our well-known brand and long history of delivering on our consumer value proposition, coupled with a strong value proposition for the dealer, make the LoJack Stolen Vehicle Recovery system an attractive alternative to other after-market products available to the dealership. These two factors have contributed to increased dealer receptivity to our pre-install programs and increased volumes within selling dealers during 2014. Sluggish U.S. wage growth, lackluster GDP growth and international economic headwinds continue to be obstacles to sustaining this industry optimism.
Revenue from our commercial business decreased 34% in the third quarter of 2015, as compared to the third quarter of 2014. However, we are seeing demand and sales build for our LoJack® Connect for Equipment ruggedized telematics system. Interested buyers range from small construction firms seeking to track their equipment and optimize their usage, to large multi-national equipment rental firms that are optimizing their rental models for lower overall maintenance costs and maximum profitability.
Total U.S. construction spending increased approximately 4% in 2014. Construction starts are expected to outpace economic growth in 2015 at 9%. As the rebound in the construction market continues, rental revenue for construction and industrial equipment is forecast to grow between 9% and 10% in 2015 and grow at an average rate of 9% annually from 2015 to 2018.
During the second quarter of 2015, after analysis and careful consideration we made the decision to cease sales operations in Canada for LoJack Stolen Vehicle Recovery Systems, while continuing to support all of our Canadian customers who have existing stolen vehicle recovery products installed on their vehicles. We will continue to explore opportunities for our telematics product offerings in the Canadian market. As a result of this decision, revenue from our Canadian business declined 91%, or $1,255,000, to $118,000 in the third quarter of 2015 as compared to the third quarter of 2014.
International Segment
Shipments in our international licensee business increased 48% in the third quarter of 2015 as compared to the same period last year. Revenue from our international segment increased 40% in the third quarter of 2015 as compared to the same period last year.
In 2014, the Euro Area realized marginal GDP growth of approximately 1%, as member states attempted to avoid a relapse into recession under pressure from depressed economic activity, tight consumer credit availability, and government fiscal austerity measures. In Latin America, Mexican GDP growth of 2% in 2014 fell below initial expectations, inhibited by weak government spending, external demand for exports, oil production, and employment creation. Argentina fell into recession in 2014 and realized a GDP decline of 2% compared to 2013; elevated inflation, currency, capital, and trade restrictions, and uncertainties related to the lingering sovereign debt disputes with creditors have heavily depressed Argentine economic activity. South Africa realized moderate GDP growth of 1% compared to 2013, though economic activity was significantly inhibited by industrial labor tensions, high inflation, and unemployment.
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
In 2014, we were unable to ship any product for sale in the Brazilian market as a result of a legal dispute between us and our Brazilian licensee, Tracker do Brasil LTDA, or Tracker (see Part 1, Item 3, "Legal Proceedings" of our 2014 Annual Report on Form 10-K for detail on the Brazilian licensee litigation). On January 28, 2015, LoJack Ireland reached a legal settlement with Tracker with respect to the counterclaims included in the arbitration. Under the settlement, Tracker was required to pay LoJack Ireland $2,000,000 in cash and provide $3,000,000 of value in the form of gross margin through product sales. The cash payments are to be paid by Tracker in equal installments over the twelve months ending January 2016. Of the total value, $4,000,000 is expected to be received by us in 2015 and the remaining $1,000,000 in the first seven months of 2016. The product sales are a combination of last time purchases by Tracker in Brazil and other purchases by Tracker affiliates with valid license agreements in other territories. The settlement also terminated all litigation between the parties, although LoJack Ireland’s damages claim may be reinstated in the event that Tracker does not comply with the terms of the settlement agreement. The settlement also provided for the immediate termination of Tracker as LoJack’s exclusive licensee in the country of Brazil. As of the date of this report, Tracker is in compliance with the terms of the settlement with regard to buying Stolen Vehicle Recovery Units through the end of the third quarter of 2015. We continue to view Brazil as an attractive marketplace for the sale of our stolen vehicle recovery system and telematics solutions, and are currently engaged in planning to re-enter the Brazilian market.
Certain of our European territories are operating in an environment of low economic growth, driven by low consumer confidence, government wage and pension reductions, high unemployment, and tight consumer credit availability. These conditions have inhibited consumer spending and are restraining a significant recovery of the European automobile market.
Our business in Italy continued to grow in total number of subscribers during the third quarter of 2015, and our revenue for the quarter grew by 34% compared to the third quarter of 2014 primarily due to a larger subscriber base. We entered 2015 with approximately 47,300 subscribers in Italy, and continued growing the number of subscribers, adding approximately 19,200 net new subscribers in the first nine months of 2015. As of September 30, 2015, our business in Italy had a total of approximately 66,500 subscribers. During 2014, new car registrations were reported to have increased by 4% as compared to the same period in 2013. Certain auto industry analysts are projecting light vehicle registrations in Italy to grow between 5% and 6% in 2015.
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
Key Factors of our Business
In 2015, we have continued to develop strategies designed to stabilize the business financially and to promote growth. We have continued to focus on the pre-install program in the U.S. during the third quarter of 2015. We have continued our efforts to expand and diversify our product and service offerings, and, in 2015, we initiated sales of LoJack Connect for Equipment and LoJack IM1 Dealer Inventory Management.
Pre-installed units accounted for 60% of our units sold in the domestic dealer channel in the third quarter of 2015 as compared to 54% in the same period of the prior year. Further, pre-installed units accounted for 56% of our units sold in the domestic dealer channel in 2014, compared to 47% for the prior year.
In the second quarter of 2015, we established certain temporary and permanent cost-reduction initiatives with the objective of achieving fixed overhead expense savings in the range of $6,000,000 to $8,000,000 on an annualized basis. As a result of these initiatives, operating expenses for third quarter of 2015 decreased $3,356,000 as compared to the third quarter of 2014. Operating expenses for the first nine months of 2015 decreased $9,453,000 as compared to the first nine months of 2014, exceeding our cost savings goals for the year.
In our international business we face a number of challenges and opportunities. In particular, during 2012 the Argentine government imposed significant trade restrictions on imports that have precluded our licensee in that country from purchasing product from us. The restrictions are expected to continue through 2015, and while we were successful in exporting some units to Argentina in 2013, 2014 and the first nine months of 2015, our licensee was unable to arrange for governmental approval to purchase the amount of product commensurate with its demand for stolen vehicle recovery products in Argentina. In the third quarter, our European business has been impacted by ongoing global economic pressures. Currency fluctuations are a current challenge, as the strong dollar has reduced the impact of our business achievements overseas. We continue to explore opportunities to expand into new territories and to meet the demand for our products in our existing markets.
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
In our effort to maintain a high recovery rate of stolen vehicles with LoJack Units, in September 2014, we commenced a quality assurance notification program in the U. S. related to the battery evaluation for vehicle product customers with EVE batteries in self-powered LoJack Units under base or extended warranty. We also entered into agreements to support quality assurance programs with all major international licensees that have identified performance issues in certain self-powered units equipped with the EVE battery pack. As of the date of this report, one of our international licensees has requested further support in conducting technical analysis on additional self-powered LoJack Units with the EVE battery pack, which could result in an increase in the scope of this licensee’s quality assurance program and further costs to us and/or business concessions to the licensee.
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
On October 27, 2014, the Company and LoJack Ireland, a subsidiary of the Company, commenced arbitration proceedings against EVE by filing a notice of arbitration with the Hong Kong International Arbitration Centre. The filing alleges that EVE breached representations and warranties made in a supply agreement relating to the quality and performance of batteries supplied by EVE. In accordance with instructions from the arbitration panel, the Company and LoJack Ireland commenced a second arbitration proceeding against EVE raising substantially similar allegations under a prior supply agreement by filing a notice of arbitration on March 27, 2015. EVE filed its responses to the Statements of Claim, including a counterclaim for defamation, on July 24, 2015. The Company and LoJack Ireland filed reply briefs on August 14, 2015. Pursuant to the terms of the Procedural Order, the same arbitration panel has been appointed for the second arbitration, and the panel will decide whether the two arbitrations may be conjoined upon submission of all the pleadings. A merits hearing on the claims against EVE is scheduled to begin on June 6, 2016. The Company cannot predict the ultimate outcome of the litigation nor the amount of damages, if any, that the Company may be awarded by the arbitration panel.
We have also filed a formal claim under our relevant insurance policy and, as of the date of this report, are in discussions with our insurance carrier as to the expenses that will be covered by such insurance. Our relevant insurance policy provides up to $5,000,000 of coverage and includes a deductible of $100,000. There can be no assurances that we will be able to recover any amounts from EVE or our insurance company to help reduce our financial exposure.
Further negotiations with our international licensees relating to the battery evaluation have and may continue to result in price concessions, which could cause future margin erosion with respect to sales to those licensees.
We believe that our continued focus on executing our strategic plan, with the following near-term goals, will enable us to continue our growth efforts:

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

•	Continue our investment in those businesses that we view as potential significant sources of future revenue and profit;

•	Leverage our newly implemented ERP system to streamline and simplify our business processes to improve the overall experience for our customers and partners;

•	Continue to aggressively manage our cost structure and discretionary spending; and

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
Results of Operations for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014
Revenue
Revenue for the three months ended September 30, 2015 decreased by $29,000 as compared to the same period in 2014. The following table presents revenue by our segments (in thousands):

	Three Months Ended September 30,		Percentage Change
	2015	2014	2015 vs. 2014
North America	$21,597	$24,570	(12)%
International	9,785	6,975	40%
All Other	1,262	1,128	12%
Total revenue	$32,644	$32,673	—%
Revenue related to our North America segment decreased by $2,973,000 for the three months ended September 30, 2015, as compared to the same period in 2014.
The 12% decrease in our North America segment revenue for the three months ended September 30, 2015 as compared to the same period in 2014 was primarily attributable to:

•
A decrease of $1,255,000, or 91%, in Canadian product and service revenue. The decrease was primarily due to management's decision during the second quarter of 2015 to cease all sales operations in Canada for LoJack Stolen Vehicle Recovery Systems, while continuing to support all of our Canadian customers who have existing stolen vehicle recovery products installed on their vehicles;

•
A decrease of $963,000, or 26%, in revenue from our Early Warning and warranty products, due in large part to the continued success of our pre-install program, which typically has a lower attachment rate for ancillary products; and

•	A decrease of $538,000, or 34%, in revenue from our commercial product due to decreased unit volume.
Revenue related to our International segment increased $2,810,000 for the three months ended September 30, 2015 as compared to the same period in 2014. The increase was primarily attributable to:

•	An increase of $472,000, or 34%, in revenue from our Italy business due to increased unit volume and a larger subscriber base; and

•
An increase of $2,331,000, or 44%, in product revenue from our licensees, resulting from a 48% increase in unit volume, partially offset by a 3% decrease in average revenue per unit due to business concessions made in connection with the battery matter discussed in Note 10 to the unaudited condensed consolidated financial statements included in this report.

Revenue related to our All Other segment increased $134,000 for the three months ended September 30, 2015 as compared to the same period in 2014 due to an increase in revenue at SCI.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (in thousands):

	Three Months Ended September 30,		Percentage Change
	2015	2014	2015 vs. 2014
North America	$11,284	$17,124	(34)%
International	3,279	5,233	(37)%
All Other	314	230	37%
Total cost of goods sold	$14,877	$22,587	(34)%
As a percentage of total revenue, total cost of goods sold was 46% and 69% for the three months ended September 30, 2015 and 2014, respectively.
As a percentage of North America revenue, cost of goods sold relating to our North America segment was 52% and 70% for the three months ended September 30, 2015 and 2014, respectively. The decrease in cost of goods sold as a percentage of revenue was primarily due to the accrual recorded during the third quarter of 2014 for the estimated costs and expenses associated with our global quality assurance program, as discussed in Note 10 to the unaudited condensed consolidated financial statements included in this report.
As a percentage of International revenue, cost of goods sold relating to our International segment was 34% and 75% for the three months ended September 30, 2015 and 2014, respectively. The decrease in cost of goods sold as a percentage of revenue was primarily due to the accrual recorded during the third quarter of 2014 for the estimated costs and expenses associated with our global quality assurance program, as discussed in Note 10 to the unaudited condensed consolidated financial statements included in this report.

As a percentage of All Other revenue, our cost of goods sold relating to our All Other segment was 25% and 20% for the three months ended September 30, 2015 and 2014, respectively.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Three Months Ended September 30,		Percentage Change
	2015	2014	2015 vs. 2014
Product development	$1,160	$1,834	(37)%
Sales and marketing	6,641	7,833	(15)%
General and administrative	6,245	8,054	(22)%
Depreciation and amortization	1,007	688	46%
Total operating expenses	$15,053	$18,409	(18)%
Product Development
As a percentage of total revenue, product development expenses were 4% and 6% for the three months ended September 30, 2015 and 2014, respectively.
Product development expenses decreased $674,000 for the three months ended September 30, 2015 as compared to the same period in 2014. The decrease was primarily due to a $456,000 decrease in severance expense, a $103,000 decrease in salaries expense, and a $108,000 decrease in benefits expense.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 20% and 24% for the three months ended September 30, 2015 and 2014, respectively.
The decrease of $1,192,000 in sales and marketing expenses for the three months ended September 30, 2015 as compared to the same period in 2014 was primarily attributable to:

•	A decrease of $921,000 in salaries expense, primarily due to permanent and temporary cost cutting measures implemented by the Company during the second quarter of 2015;

•	A decrease of $245,000 in benefits expense, due in large part to the suspension of the employer match portion of the Company's defined contribution benefit plan;

•	A decrease of $341,000 in advertising expense; and

•	A decrease of $137,000 in travel expense; partially offset by

•	An increase of $174,000 in lead generation services for our telematics business; and

•	An increase of $512,000 in bonus and commissions expense.
General and Administrative
As a percentage of total revenue, general and administrative expenses were 19% and 25% for the three months ended September 30, 2015 and 2014, respectively.
The decrease in general and administrative expenses of $1,809,000 for the three months ended September 30, 2015 as compared to the same period in 2014 was primarily attributable to:

•	A decrease of $554,000 in salaries expense, primarily due to permanent and temporary cost cutting measures implemented by the Company during the second quarter of 2015;

•	A decrease of $674,000 in outside legal expenses due to decreased litigation; and

•	A decrease of $469,000 in consulting expenses; partially offset by

•	An increase of $329,000 in bonus expense; and

•	An increase of $118,000 in stock-based compensation.
The remaining change was due to smaller changes in various other general and administrative accounts.
Depreciation and Amortization

As a percentage of total revenue, depreciation and amortization expenses were 3% and 2% for the three months ended September 30, 2015 and 2014, respectively.
Depreciation and amortization expenses increased by $319,000 for the three months ended September 30, 2015 as compared to the same period in 2014, primarily due to the deployment of the U.S. portion of our Enterprise Resource Planning, or ERP, system during 2015.
Other Income (Expense)
The following table presents our other income (expense) (in thousands):

	Three Months Ended September 30,		Percentage Change
	2015	2014	2015 vs. 2014
Interest income	$6	$1	500%
Interest expense	(138)	(110)	25%
Other, net	(320)	(100)	220%
Total other income (expense)	$(452)	$(209)	116%
Total other income (expense) changed by $243,000, from expense of $209,000 for the three months ended September 30, 2014 to expense of $452,000 for the three months ended September 30, 2015. This change is primarily attributable to a $227,000 increase in losses on foreign currency exchange.
Provision for Income Taxes
We recorded a worldwide provision for income taxes of $767,000 for the three months ended September 30, 2015.This amount was primarily comprised of the provision for income taxes for our Irish subsidiary. The effective tax rate was higher than the U.S. statutory rate in large part because no U.S. income tax benefit was recorded for the current year domestic net operating loss, nor was a foreign tax benefit recorded for foreign tax losses. We continued to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at September 30, 2015.
We recorded a worldwide benefit for income taxes of $358,000 for the three months ended September 30, 2014, which is primarily related to our Irish subsidiary.
Net Income (Loss) Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net income (loss) attributable to LoJack Corporation increased by $9,675,000 from a net loss of $8,194,000 for the three months ended September 30, 2014, to net income of $1,481,000 for the three months ended September 30, 2015. For the three months ended September 30, 2015, the net income per share attributable to LoJack Corporation was $0.08 per diluted share as compared to net a loss of $0.45 per diluted share in the same period in 2014.
Results of Operations for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014
Revenue
Revenue for the nine months ended September 30, 2015 decreased by $2,167,000 as compared to the same period in 2014. The following table presents revenue by our segments (in thousands):

	Nine Months Ended September 30,		Percentage Change
	2015	2014	2015 vs. 2014
North America	$65,133	$71,772	(9)%
International	26,039	22,289	17%
All Other	3,877	3,155	23%
Total revenue	$95,049	$97,216	(2)%
Revenue related to our North America segment decreased by $6,639,000 for the nine months ended September 30, 2015, as compared to the same period in 2014.
The activity that resulted in an 9% decrease in our North America segment revenue for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily attributable to:

•
A decrease of 3,270,000, or 72%, in Canadian product and service revenue. The decrease was primarily due to management's decision during the second quarter of 2015 to cease all sales operations in Canada for LoJack Stolen Vehicle Recovery Systems, while continuing to support all of our Canadian customers who have existing stolen vehicle recovery products installed on their vehicles;

•
A decrease of $2,587,000, or 23%, in revenue from our Early Warning and warranty products, due in large part to the continued success of our pre-install program, which typically has a lower attachment rate for ancillary products; and

•	A decrease of $891,000, or 2%, in product revenue due to a 4% decrease in average revenue per unit partially offset by a 2% increase in unit volume; partially offset by

•	An increase of $318,000, or 111%, in revenue from our fleet business; and

•	An increase of $181,000 in revenue from our LoJack Connect product.
Revenue related to our International segment increased $3,750,000 for the nine months ended September 30, 2015 as compared to the same period in 2014. The increase was primarily attributable to:

•	An increase of $2,000,000 resulting from an agreement entered into with one of our international licensees for certain modifications to their license agreement;

•	An increase of $1,301,000, or 32%, in revenue from our Italy business due to increased unit volume and a larger subscriber base; and

•	An increase of $555,000, or 3%, in product revenue from our licensees, resulting from an 8% increase in unit volume partially offset by a 5% decrease in average revenue per unit.
Revenue related to our All Other segment increased $722,000 for the nine months ended September 30, 2015 as compared to the same period in 2014 due to an increase in revenue at SCI.
Cost of Goods Sold
The following table presents cost of goods sold by our segments (in thousands):

	Nine Months Ended September 30,		Percentage Change
	2015	2014	2015 vs. 2014
North America	$34,395	$42,626	(19)%
International	9,711	11,688	(17)%
All Other	736	731	1%
Total cost of goods sold	$44,842	$55,045	(19)%
As a percentage of total revenue, total cost of goods sold was 47% and 57% for the nine months ended September 30, 2015 and 2014, respectively.
As a percentage of North America revenue, cost of goods sold relating to our North America segment was 53% and 59% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in cost of goods sold as a percentage of revenue was primarily due to the accrual recorded during the first nine months of 2014 for the estimated costs and expenses associated with our global quality assurance program, partially offset by an additional accrual recorded during 2015, as discussed in Note 10 to the unaudited condensed consolidated financial statements included in this report.
As a percentage of International revenue, cost of goods sold relating to our International segment was 37% and 52% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in cost of goods sold as a percentage of revenue was due in large part to $2,000,000 of revenue recognized during the first nine months of 2015 resulting from an agreement entered into with one of our international licensees for certain modifications to their license agreement, for which there was no associated cost of goods sold. The decrease in cost of goods sold as a percentage of revenue was also due to the accrual recorded during the first nine months of 2014 for the estimated costs and expenses associated with our global quality assurance program, partially offset by an additional accrual recorded during 2015, as discussed in Note 10 to the unaudited condensed consolidated financial statements included in this report.
As a percentage of All Other revenue, our cost of goods sold associated with the All Other segment was 19% and 23% for the nine months ended September 30, 2015 and 2014, respectively.

Operating Expenses
The following table presents our operating expenses (in thousands):

	Nine Months Ended September 30,		Percentage Change
	2015	2014	2015 vs. 2014
Product development	$3,815	$4,509	(15)%
Sales and marketing	21,728	25,172	(14)%
General and administrative	20,553	26,463	(22)%
Depreciation and amortization	3,202	2,607	23%
Total operating expenses	$49,298	$58,751	(16)%
Product Development
As a percentage of total revenue, product development expenses were 4% and 5% for the nine months ended September 30, 2015 and 2014, respectively.
Product development expenses decreased $694,000 for the nine months ended September 30, 2015 as compared to the same period in 2014, primarily due to:

•	A decrease of $297,000 in severance expense;

•	A decrease of $198,000 in salaries expense primarily due to permanent and temporary cost cutting measures implemented by the Company during the second quarter of 2015;

•	A decrease of $138,000 in benefits expense, due in large part to the suspension of the employer match portion of the Company's defined contribution benefit plan; and

•	A decrease of $169,000 in consulting expense; partially offset by

•	An increase of $246,000 in bonus expense.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 23% and 26% for the nine months ended September 30, 2015 and 2014, respectively.
The decrease of $3,444,000 in sales and marketing expenses for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily attributable to:

•	Decreased salaries expense of $2,102,000, primarily due to permanent and temporary cost cutting measures implemented by the Company during the second quarter of 2015;

•	Decrease severance expense of $389,000;

•	Decreased benefits expense of $623,000;

•	Decreased advertising expense of $1,342,000;

•	Decreased travel expense of $376,000;

•	Decreased dues and subscription expenses of $104,000; and

•	Decreased entertainment expenses of $109,000; partially offset by

•	Increased commissions and bonus expense $1,143,000;

•	Increased expenses relating to lead generation services for our telematics business of $348,000;

•	Increased consulting fees of $104,000;

•	Increased bad debt expenses of $362,000; and

•	Increased expo fees of $173,000.
The remaining change was due to smaller changes in various other sales and marketing accounts.
General and Administrative

As a percentage of total revenue, general and administrative expenses were 22% and 27% for the nine months ended September 30, 2015 and 2014, respectively.
The decrease in general and administrative expenses of $5,910,000 for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily attributable to:

•	A decrease of $1,428,000 in benefits expense, due in large part to the suspension of the employer match portion of the Company's defined contribution benefit plan;

•	A decrease of $341,000 in severance expense;

•	A decrease of $930,000 in salaries expense, primarily due to permanent and temporary cost cutting measures implemented by the Company during the second quarter of 2015;

•
A decrease of $723,000 in sales tax expense due to the settlement during the second quarter of 2014 of taxes and penalties owed in the Brazilian ICMS Tax Assessment, as discussed in Part II, Item 1, “Legal Proceedings” of our Quarterly Report on Form 10-Q for the period ended June 30, 2014;

•	A decrease of $1,377,000 in outside legal expenses due to decreased litigation;

•	A decrease of $209,000 in travel expenses;

•	A decrease of $163,000 in office rent expense;

•	A decrease of $369,000 in recruiting expenses; and

•	A decrease of $772,000 in consulting expenses; partially offset by

•	An increase of $474,000 in bonus expense.
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expenses was 3% for both the nine months ended September 30, 2015 and 2014.
Depreciation and amortization expenses increased by $595,000, or 23%, for the nine months ended September 30, 2015 as compared to the same period in 2014. The increase was primarily due to the deployment of the U.S. portion of our Enterprise Resource Planning, or ERP, system, partially offset by the retirement of assets and certain assets becoming fully depreciated during 2014 and the nine months ended September 30, 2015.
Other Income (Expense)
The following table presents our other income (expense) (in thousands):

	Nine Months Ended September 30,		Percentage Change
	2015	2014	2015 vs. 2014
Interest income	$12	$6	100%
Interest expense	(518)	(697)	(26)%
Other, net	1,531	(56)	(2,834)%
Total other income (expense)	$1,025	$(747)	(237)%
Total other income (expense) for the nine months ended September 30, 2015 changed by $1,772,000, from expense of $747,000 for the nine months ended September 30, 2014, to income of $1,025,000 for the same period in 2015. This change is primarily due to the following:

•
An increase of $2,000,000 in other income related to the settlement of the litigation with our former Brazilian licensee discussed in "Part I - Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2014;

•
A decrease in interest expense of $179,000, largely attributable to the settlement of interest owed in the Brazilian ICMS Tax Assessment, as discussed in Part II, Item 1, “Legal Proceedings” of our Quarterly Report on Form 10-Q for the period ended June 30, 2014, during the second quarter of 2014; partially offset by

•	An increase of $384,000 in losses on foreign currency exchange.

Provision for Income Taxes
We recorded a worldwide provision for income taxes of $857,000 for the nine months ended September 30, 2015. This amount was primarily comprised of the provision for income taxes for our Irish subsidiary. The effective tax rate was higher than the U.S. statutory rate in large part because no U.S. income tax benefit was recorded for the current year domestic net operating loss, nor was a foreign tax benefit recorded for foreign tax losses. We continued to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at September 30, 2015.
We recorded a worldwide benefit for income taxes of $179,000 for the nine months ended September 30, 2014, which is primarily related to our Irish subsidiary.
Net Loss Per Share Attributable to LoJack Corporation
As a result of the foregoing, the net loss attributable to LoJack Corporation decreased by $18,088,000, from a net loss of $17,070,000 for the nine months ended September 30, 2014 to a net income of $1,018,000 for the nine months ended September 30, 2015. For the nine months ended September 30, 2015, the net income per share attributable to LoJack Corporation was $0.05 per diluted share as compared to a net loss of $0.95 per diluted share in the same period in 2014.
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
On April 28, 2015, we entered into a sixth amendment to the Credit Agreement. The amendment provided for, among other things: (i) a reduction in our total facility commitment amount to $12,000,000 with up to $7,000,000 in outstanding borrowings on the closing date of the amendment; (ii) a mandatory reduction in our total commitment amount of $2,000,000 on August 31, 2015 and an additional $2,000,000 on October 31, 2015; (iii) an interest rate for Eurodollar loans of LIBOR plus 3.25%; (iv) a commitment fee of 0.50% on the unused portions of the credit facility, with additional quarterly commitment fees payable by us; (v) a prohibition on all dividends, stock repurchases or other restricted payments; and (vi) adjustments to certain of the financial covenants included in the Credit Agreement.  Under the revised terms, our obligations under the Credit Agreement cannot, at any time, exceed the lesser of (a) the commitment amount less a reserve or (b) the results of our revised borrowing base calculation. Our borrowing base is calculated as 80% of our eligible domestic accounts receivable less certain adjustments. The reserve was set at $3,000,000 and was reduced to $2,000,000 on August 31, 2015 and $1,000,000 on October 31, 2015. In addition to the aforementioned terms, we are required to maintain a minimum cash balance in the U.S. of $2,000,000 at all times as well as maintain certain financial performance measures, including minimum quick ratio and minimum adjusted EBITDA requirements. In connection with the amendment, we repaid $3,000,000 of our total outstanding borrowings on April 29, 2015.
As part of the sixth amendment, the lenders waived the events of default that arose due to our non-compliance with certain of the existing financial covenants included in the Credit Agreement as of December 31, 2014 and March 31, 2015.
As of September 30, 2015, we had total outstanding borrowings of $7,000,000 under the Credit Agreement, $500,000 of which has been classified as short-term. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The interest rate in effect as of September 30, 2015 was 4.75%. As of September 30, 2015, we also had two outstanding irrevocable letters of credit in the aggregate amount of $462,000, which are collateralized by $490,000 of restricted cash on our balance sheet. At September 30, 2015, we had borrowing availability of $447,000 and were in compliance with all of the financial and non-financial covenants in the Credit Agreement

The Credit Agreement terminates on July 31, 2017, at which point all amounts outstanding under the revolving credit facility are due. The Credit Agreement is guaranteed by our U.S. domestic subsidiaries and is secured by all domestic assets, including our intellectual property, and a pledge of 65% of the capital stock of LoJack Ireland.
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
On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock under a trading plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, or the Exchange Act, and additionally renewed the remaining management discretionary authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. We did not repurchase any shares under the Repurchase Plan during the first nine months of 2015. Under our existing Credit Agreement, we are prohibited from repurchasing any additional stock at this time.
We expect our continuing operations and expansion of the Italian stolen vehicle recovery network and LoJack Canada’s operating cash deficit, combined with our longer term international investment requirements and domestic expansion, to be funded using existing cash, cash flows from operations and, if needed, our existing credit facility.
For the nine months ended September 30, 2015, we had capital expenditures of $2,549,000. We expect capital expenditures for 2015 to be between $3,000,000 and $3,500,000, which we expect to fund out of our existing working capital of $21,921,000 as of September 30, 2015. Non-discretionary capital expenditures planned for 2015 include $2,300,000 to $2,600,000 for enhancement of our core tracking and recovery technology.  Discretionary expenditures for 2015, which could be delayed to a future period, include $600,000 to $700,000 for our investments in our Enterprise Resource Planning system and $100,000 to $200,000 for our expansion into the Brazilian market. However, we currently have no plans to delay these projects or reduce these spending levels.
We earn a significant amount of our operating income outside the U.S., which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, $11,840,000 of cash and cash equivalents are held by foreign subsidiaries at September 30, 2015. Of the $11,840,000 of cash and cash equivalents held by foreign subsidiaries, $9,858,000, or 83%, is held in USD denominated accounts, with the remaining $1,982,000 held in foreign currency denominated accounts. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash, cash equivalents, short-term investments, cash flows from operations and our borrowing capacity under our Credit Agreement to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as material capital expenditures, for the next twelve months. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for the next twelve months.
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
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash provided by (used in):
Operating activities	$7,080	$(9,059)
Investing activities	(2,979)	(5,803)
Financing activities	(2,538)	4,180
Effect of exchange rate changes on cash	(473)	(133)
Increase (decrease) in cash and cash equivalents	$1,090	$(10,815)
Cash provided by operating activities was favorable by $16,139,000 during the nine months ended September 30, 2015, compared to the same period in 2014. The increase in cash provided by operating activities was attributable to a decrease of $19,259,000 in our losses excluding non-cash items partially offset by an decrease in cash provided by other working capital items of $3,120,000.

Investing activities used $2,979,000 of cash during the nine months ended September 30, 2015, as compared to $5,803,000 of cash used during the same period in 2014. The decrease in cash used in investing activities was primarily attributable to a $3,306,000 decrease in cash used for the purchase of property, plant and equipment, partially offset by a $537,000 change in restricted cash activity.
Financing activities used $2,538,000 of cash during the nine months ended September 30, 2015, as compared to providing $4,180,000 of cash during the same period in 2014. The $6,718,000 decrease in cash provided by financing activities was primarily attributable to a $4,204,000 decrease in proceeds from our borrowings and a $3,000,000 repayment of our borrowings under our existing Credit Agreement, partially offset by an increase of $186,000 in cash received for the exercise of stock options.
Item 3.        Quantitative and Qualitative Disclosures about Market Risk
We have limited exposure to market risk due to the nature of the financial instruments carried on our consolidated balance sheet. Our financial instruments as of September 30, 2015 consisted of cash and cash equivalents, marketable securities, other assets, accounts receivable, accounts payable, accrued liabilities, long-term debt and credit facilities. Our financial position is subject to market risk, including, but not limited to, changes in the value of financial instruments including those resulting from changes in interest rates, foreign currency exchange rates and market valuation. As of September 30, 2015, the fair value of these financial instruments approximated their carrying values.
We are exposed to changes in interest rates primarily through amounts outstanding under our Credit Agreement. As of September 30, 2015, we analyzed the effect of interest rates on our variable-rate Credit Agreement, for which there was $7,000,000 of outstanding borrowings. Based on the outstanding borrowings under the Credit Agreement at September 30, 2015, a 1% increase in the interest rate would result in an additional $70,000 of annual interest expense.
We are subject to foreign currency risk through our international operations. As of September 30, 2015, we held cash denominated in foreign currencies, primarily in the Euro, Canadian Dollar, and Brazilian Real. These assets accounted for approximately 17% of our total cash and cash equivalents held by our foreign subsidiaries at September 30, 2015. We translate accounts for subsidiaries whose functional currency is not the U.S. Dollar using exchange rates in effect at period-end for assets and liabilities, and exchange rates averaged over the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the consolidated statement of operations. As a result, both positive and negative currency fluctuations against the U.S. Dollar may affect our results of operations and accumulated other comprehensive income. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of our International segment revenue is denominated in U.S. Dollars. This situation may change in the future if there is an increase in our revenue earned or expenses incurred denominated in foreign currencies.
We manage future foreign exchange risk exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge is cost effective. As of September 30, 2015, we had no derivative contracts outstanding. We do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off-balance sheet financing transactions. We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.
Our other assets include our investment in our French licensee, in the form of a publicly-traded common stock, accounted for as an available-for-sale security and valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. During the three and nine months ended September 30, 2015, we recorded unrealized losses on our investment of $68,000 and gains of $79,000, respectively. During the three and nine months ended September 30, 2014, we recorded unrealized losses on our investment of $71,000 and gains on our investment of $2,000, respectively. Realized gains and losses on available-for-sale securities are included in other income (expense).
As of September 30, 2015, we held $18,678,000 of cash and cash equivalents. Of this balance, $1,982,000, or 11%, is denominated in foreign currencies, including the Canadian Dollar, Euro and Brazilian Real. The remaining $16,696,000, or 89%, is denominated in U.S. Dollars. At September 30, 2015, $1,962,000, or 11%, of our total cash and cash equivalents balance was held in money market accounts, with the remaining $16,716,000 held in traditional deposit accounts.
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
Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2015, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During February of 2015, we launched the U.S. phase of our Enterprise Resource Planning, or ERP, system implementation. While the implementation automated certain manual internal controls, it did not materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
As of September 30, 2015, we were subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
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
On August 21, 2015, the Court issued a Memorandum and Opinion with respect to the Company’s claim for damages on its breach of contract counterclaim. The Court found that the Company is entitled to recover damages and interest on its counterclaim in the total amount of $1,861,847.88. The Court ordered that judgment enter in that amount and that the case be closed. On August 25, 2015, the clerk of the Court entered judgment in the Company’s favor.
On September 23, 2015, G.L.M. filed a notice of appeal. The case will proceed to appeal in the Second Circuit Court of Appeals. The Company will vigorously defend against the appeal, but there can be no assurances that the Company will be able to recover the full amount of the judgment.
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
In our effort to maintain a high recovery rate of stolen vehicles with LoJack Units, in September 2014, we commenced a quality assurance notification program in the U. S. related to the battery evaluation for vehicle product customers with EVE batteries in self-powered LoJack Units under base or extended warranty. We also entered into agreements to support quality assurance programs with all major international licensees that have identified performance issues in certain self-powered units equipped with the EVE battery pack. As of the date of this report, one of our international licensees has requested further support in conducting technical analysis on additional self-powered LoJack Units with the EVE battery pack, which could result in an increase in the scope of this licensee’s quality assurance program and further costs to us and/or business concessions to the licensee.
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

We have filed a formal claim under our relevant insurance policy and, as of the date of this report, are in discussions with our insurance carrier as to the expenses that will be covered by such insurance. Our relevant insurance policy provides up to $5,000,000 of coverage and includes a deductible of $100,000. There can be no assurances that we will be able to recover any amounts from EVE or our insurance company to help reduce our financial exposure.
Battery Manufacturer Litigation
On October 27, 2014, the Company and LoJack Ireland, a subsidiary of the Company, commenced arbitration proceedings against EVE by filing a notice of arbitration with the Hong Kong International Arbitration Centre. The filing alleges that EVE breached representations and warranties made in a supply agreement relating to the quality and performance of batteries supplied by EVE. In accordance with instructions from the arbitration panel, the Company and LoJack Ireland commenced a second arbitration proceeding against EVE raising substantially similar allegations under a prior supply agreement by filing a notice of arbitration on March 27, 2015. EVE filed its responses to the Statements of Claim, including a counterclaim for defamation, on July 24, 2015. The Company and LoJack Ireland filed reply briefs on August 14, 2015. Pursuant to the terms of the Procedural Order, the same arbitration panel has been appointed for the second arbitration, and the panel will decide whether the two arbitrations may be conjoined upon submission of all the pleadings. A merits hearing on the claims against EVE is scheduled to begin on June 6, 2016. The Company cannot predict the ultimate outcome of the litigation nor the amount of damages, if any, that the Company may be awarded by the arbitration panel.

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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized a stock repurchase plan with total repurchase authority of 3,000,000 shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 to July 31, 2015	250	$3.52	—	1,205,129
August 1 to August 31, 2015	682	3.34	—	1,205,129
September 1 to September 30, 2015	—	—	—	1,205,129
Total	932	$3.39	—	1,205,129
_____________________

(1)
Includes 932 shares withheld from equity awards that vested in July and August of 2015 to satisfy minimum tax withholding obligations that arose upon vesting, which do not impact the shares available for repurchase under the Repurchase Plan.

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

Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
Not applicable.

Item 6.        Exhibits
(a) Exhibits

Exhibit
No.	Description
10.1*	Second Amendment to 2008 Stock Incentive Plan, as Amended and Restated, effective August 13, 2015.
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification.
32**	Certification Pursuant to 18 U.S.C. Section 1350.
101***
The following materials from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements.)

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

LoJack Corporation Registrant
Date: November 9, 2015	By:	/s/ Randy L. Ortiz
Randy L. Ortiz
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2015	By:	/s/ Kenneth L. Dumas
Kenneth L. Dumas
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)