Form 10-K
period 2015-12-31
LOJACK CORP
filed 2016-03-11
CIK 355777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2015
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 001-08439

LOJACK CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Massachusetts	04-2664794
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

40 Pequot Way	02021
Canton, Massachusetts (Address of Principal Executive Offices)	(Zip Code)
(781) 302-4200
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value Preferred Share Purchase Rights	NASDAQ Global Select Market
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☑

The aggregate market value of our common stock, $.01 par value per share, held by non-affiliates was approximately $61,409,000 as of June 30, 2015. The aggregate market value of common stock indicated is based upon the last traded price of the common stock as reported by NASDAQ on June 30, 2015.

As of March 1, 2016, there were 19,711,416 shares of our common stock issued and outstanding.

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
In 2013, LoJack® Fleet Management powered by TomTom was introduced. LoJack Fleet Management is a customizable solution designed for managing and optimizing businesses with on-road fleets of all sizes, from Main Street fleets to large municipal and corporate fleets of thousands of vehicles. These fleet management solutions enable companies to identify ways to cut costs and improve revenue generating activities, and serve as tools that can help companies build a robust business.
In 2014, LoJack® Connect for Equipment was announced, and is a solution for owners of off-road equipment that allows them to optimize equipment use, as well as track its whereabouts. We began selling this product in 2015.
In 2015, we began selling LoJack® IM1 Inventory Management System, which is a dealer lot inventory management system that allows dealerships to quickly locate specific inventory and monitor information such as location, operation, and basic vehicle status.
LoJack is evolving towards being a provider of products and services for the “connected car” and a future of connecting people with information and technology, both inside and outside their vehicle, tailored to their individual lives and their needs to increase the safety and security of their vehicle.
AGREEMENT AND PLAN OF MERGER
On February 1, 2016, LoJack entered into an Agreement and Plan of Merger, or the Merger Agreement, with CalAmp Corp. and Lexus Acquisition Sub, Inc., a wholly-owned subsidiary of CalAmp, referred to as Purchaser. Pursuant to the terms of the Merger Agreement, Purchaser has commenced a cash tender offer, or the Offer, for all of LoJack’s shares of common stock at a purchase price per share of $6.45. The Purchaser’s obligation to accept for payment and pay for shares of LoJack common stock tendered in the Offer is subject to certain conditions, including, among other things, a minimum number of shares that must be tendered. The consummation of the Offer is not subject to any financing condition.
Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, if required, approval by the shareholders of LoJack, Purchaser will merge with and into LoJack, with LoJack surviving as a wholly-owned subsidiary of CalAmp (which we refer to as the Merger). At the effective time of the Merger, any shares of LoJack common stock not purchased pursuant to the Offer, other than shares held by CalAmp or Purchaser or by shareholders of LoJack who have perfected statutory rights of appraisal under Massachusetts law (if applicable), will be converted into the right to receive $6.45 per share in cash, without interest.
If the Offer and the Merger are completed, it is expected that our common stock will be removed from listing on the NASDAQ Stock Market and from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended. For additional information related to the Merger Agreement, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on February 2, 2016.
SEGMENT OPERATIONS
We have three separately reported business segments: North America, International and All Other. Our North America segment is comprised of our domestic operation, which sells products that operate in 29 states and the District of Columbia in the United States, and our Canadian operation, which previously sold recovery products and services in the Provinces of Ontario and Quebec. During the second quarter of 2015, we made the decision to cease sales operations in Canada for stolen vehicle recovery products, while continuing to support all of our Canadian customers who have existing products installed on their vehicles. Our International segment sells products and licenses or owns and operates LoJack proprietary vehicle recovery technology in 30 countries and territories throughout Europe, Africa and Latin America and through our wholly owned subsidiary in Italy, LoJack Italia, SRL, or LoJack Italia. Our All Other segment includes LoJack SafetyNet Inc., or SafetyNet, which provides technology to track and rescue people at risk of wandering, or people at risk, and SC-Integrity, Inc., or SCI, which provides technology to track and recover valuable cargo and business information.

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
We believe that the benefits to consumers from the LoJack System include the following:

•	Approximately 90% recovery rate on cars, trucks and SUVs in the United States, where the system is directly integrated with law enforcement;

•	Covert installation of the LoJack Unit which decreases the chance of discovery and system disablement;

•	VHF based technology that penetrates buildings and containers to facilitate tracking and recovery of vehicles that are hidden from view;

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
Finally, unlike systems based on Global Positioning System, or GPS, technology, our technologies can penetrate buildings and containers for the effective tracking and recovery of stolen mobile assets hidden from view, while GPS technology is easily jammed by such interferences. We differ from such GPS products in that our products are covert without any visible antennas or markings on the vehicle indicating presence of the LoJack System. Additionally, when the theft of the vehicle happens in a LoJack covered area, the direct integration of the LoJack System with law enforcement in the United States can result in the automatic activation of the LoJack Unit upon the vehicle owner’s report of the theft to police and, therefore, no third-party intermediaries are involved in the activation or tracking process.
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
LoJack Unit with Early Warning feature, sold as an optional component of the LoJack System, provides early notification to a vehicle owner in the event of operation by an unauthorized user. LoJack Unit with Early Warning consists of a uniquely coded key pass and a motion sensor that works with the LoJack Unit to monitor vehicle movement and detect the presence of the registered owner’s key pass. Should the vehicle move without the registered owner’s key pass present, a communication from the LoJack Unit in the vehicle is transmitted to the LoJack control center, a company-maintained database that provides automatic notification to the registered vehicle owner via e-mail, text message and/or phone call.
LoJack Unit for Construction Equipment is designed specifically for installation on heavy equipment. It functions similarly to the traditional LoJack Unit, but has been modified to meet the Society of Automotive Engineers design standards for use on heavy-duty vehicles.
The LoJack® Fleet Management Powered by TomTom
In 2013, we entered into a Value Added Distributor and Reseller Agreement with TomTom to provide certain TomTom products and services. Under the agreement, we have been appointed as a non-exclusive dealer in the U.S., Mexico and Canada to promote, market, activate and sell certain TomTom products. The LoJack Fleet Management System is a comprehensive GPS-based advanced telematics system designed for tracking and managing fleets of all sizes. It can be customized to fit the business needs of a wide range of companies in diverse industries.
The LoJack Fleet Management System provides business intelligence that allows fleet managers to achieve a wide range of operational efficiencies including maximizing fuel economy, minimizing driver/labor costs, extending fleet vehicle life cycle, optimizing customer service, and ultimately, increasing business productivity and profitability.
We believe that the specific benefits of the LoJack Fleet Management System include the following:

•	Increased profitability

•	Easily locating vehicles and dispatching the closest driver to a jobsite,

•	Identifying faster routes to job sites, saving time and fuel costs and enabling higher daily productivity per worker,

•	Reducing overtime pay as workdays become more productive, and

•	Predicting preventative maintenance intervals and reducing downtime and missed maintenance windows.

•	Improved driver safety

•	Actively coaching drivers to reduce speed and other risky driving behaviors, and

•	Reducing the distraction of using a mobile phone while on the road with text-to-speech capabilities.

•	Improved customer service

•	More accurate estimated times of arrival to customers,

•	Confirming job completion with accurate driver logs, and

•	Serving more customers with efficient on-time service.

•	Improved business through Critical System Integration

•	Connecting driver activity to critical office systems with well documented Application Program Interfaces, or APIs, the fleet management SaaS (WEBFLEET) allows for a streamlined business process.
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
LoJack® Connect for Equipment
In 2014, LoJack signed an agreement to sell off-road equipment fleet management systems made by Trackunit S/A of Denmark, which allowed LoJack to begin to pursue the rapidly growing telematics opportunity in the United States in the area of machine telematics. The LoJack Connect product addresses three segments of the market:

•
Equipment Rental Firms - These companies employ telematics to monitor equipment rental usage and location, and help streamline preventative and acute maintenance servicing. By giving them insight into actual usage (vs. contracted), it unlocks the opportunity to align billing terms to actual usage in near real time, giving the telematics solution a strong return on investment. Maintenance work is streamlined as companies know when service intervals are due with accuracy, and eliminate searching large work zones for rental equipment to perform service.

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

•
Construction Company End Users - These firms benefit from knowing the overall utilization of their owned or rented equipment. By knowing the utilization, companies can do better resource planning, reducing the overall costs of delivering their projects on time and on budget.

The LoJack Connect for Equipment product is comprised of a GPS-based location device and SaaS-based application used for tracking, monitoring and reporting from desktop browser to smartphones and tablets. The device is ruggedized and is suitable for construction environments where dust and wet environments prevail. The product is robust and directed at the equipment owner who needs information on utilization of the equipment in order to work at optimum levels across a large jobsite. Because the management system can be accessed via mobile devices, users can manage from the field in real-time. The system offers API’s that can be tied to Enterprise Resource Planning, or ERP, software, allowing companies to bring the telematics information into their systems and have higher operational awareness and efficiency.
Trackunit has elected to terminate the agreement with LoJack in accordance with its terms, effective August 3, 2016. We believe that there are other providers of fleet management systems with whom we may partner following the termination of the agreement with Trackunit in order to continue to provide the LoJack Connect product.
LoJack® IM1 Inventory Management System for Dealers
In 2015, LoJack started selling LoJack IM1 Inventory Management System for dealers, or LoJack IM1. It is comprised of a GPS/GSM telematics device and a telematics software service. The LoJack IM1 product is aimed at simplifying dealer operations and improving the customer experience for shoppers at their dealerships. When the telematics device is installed in a vehicle’s Onboard Diagnostics (OBD-II) port, the vehicle will be displayed on a map within the software system available to dealers via computers or mobile devices. Various capabilities help dealers avoid costly issues associated with managing larger inventories of vehicles. As larger inventories can cause logistical issues that can be solved through the use of location-based services and diagnostic intelligence, the LoJack IM1 product can be valuable to dealers who are interested in streamlining operations and providing a better customer experience to their potential customers.
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
We license to Absolute Software Corporation, a Vancouver, British Columbia company, or Absolute, the right to market its portable computer and mobile device theft recovery products under the brand name LoJack for Laptops®. When a computer or mobile device with LoJack for Laptops® is reported stolen and subsequently connects to the internet, a signal is sent to Absolute’s monitoring center to identify its location and provide certain other information. Absolute then works with local law enforcement and internet service providers to recover the computer or mobile device. Device users with LoJack for Laptops® can also remotely lock, locate their device or delete sensitive files to prevent data theft.
We own approximately 64% of SCI. We license to SCI the use of the LoJack brand name for its cargo tracking and recovery solution, called LoJack InTransit™. LoJack InTransit™ uses three technologies (VHF, GPS and Global System for Mobile Communication, or GSM) in combination, to deliver a comprehensive solution for the prevention, detection, investigation and recovery of stolen cargo.
GLOBAL PRESENCE
As of December 31, 2015, the LoJack System was operational in 29 states and the District of Columbia in the United States. We have available statewide coverage, defined as coverage of at least 80% of the state population, in Arizona, California, Connecticut, the District of Columbia, Maryland, Massachusetts, Michigan, New Jersey and Rhode Island. We have coverage available in major metropolitan areas, cities and high crime areas in Colorado, Delaware, Florida, Georgia, Illinois, Louisiana, Nevada, New Hampshire, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia and Washington. We became operational in the state of New Mexico in early 2014. We identify and define coverage areas based on a qualitative analysis of population density, new car sales and geography.
Our Canadian subsidiary, LoJack Canada, previously sold stolen vehicle recovery products in the provinces of Quebec and Ontario. During the second quarter of 2015, after analysis and careful consideration, we made the decision to cease sales operations in Canada for LoJack Stolen Vehicle Recovery Systems, while continuing to support all of our Canadian customers who have existing stolen vehicle recovery products installed on their vehicles. We continue to explore opportunities for our telematics product offerings in the Canadian market.
Our stolen vehicle recovery technology is also operational in 30 other countries and territories around the world. Internationally, we have a licensed presence in countries located in Latin America, Europe and Africa. In 2006, we began commercial activities in Italy through a wholly-owned subsidiary, and now have a national presence in Italy.
BUSINESS MODEL
North America Segment
Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning Units and related products and extended product and recovery warranties to automobile dealers, which include automobile dealers, dealer groups, and automotive accessory retailers, who resell the units to consumers. There are no additional monthly fees or service contracts associated with the sale of LoJack Units, LoJack Early Warning Units or extended product and recovery warranties. Approximately 84% of our revenue in the United States during 2015 originated through this distribution network of automobile dealers. Expansion into additional markets beyond the automotive market through products such as LoJack for Construction Equipment leverages our existing network and requires no additional infrastructure. Approximately 6% of our revenue in the United States was derived from the sale of LoJack for Construction Equipment units during 2015.
We contract with and certify select dealers and other third parties to install our products. In 2015, 47% of our products sold in the United States were installed by third parties, compared to 48% in 2014 and 53% in 2013. We monitor the quality of these installations through an extensive quality control process.
Prior to our decision to cease sales operations in Canada during the second quarter of 2015, our revenue in Canada was derived primarily from the sale of LoJack Units and from service contracts related to the monitoring and recovery of legacy Boomerang Units. Customers who purchased a legacy Boomerang Unit (prior to the transition to LoJack Units) were required to enter into a service contract with LoJack Canada. The terms of service contracts offered ranged from 12 to 60 months and were generally payable in full upon the activation of the related unit or renewal of a previous service contract. Customers were also offered a month-to-month option. Beginning in 2011, we introduced the LoJack technology in Canada and the business model and product offerings became similar to those of the United States. Approximately 75% of our revenue in Canada during 2015 was derived from the unit sales through automotive accessory retailers and automobile dealers, while the remaining 25% was derived from associated service contracts. As of December 31, 2015, there was approximately $13,000 of deferred revenue resulting from remaining active Boomerang Unit service contracts in Canada. As of December 31, 2015, there was also approximately $931,000 of deferred revenue on LoJack Unit sales in Canada.

Revenue from the North America segment accounted for 67%, 70% and 71% of our consolidated revenue for the years ended December 31, 2015, 2014 and 2013, respectively.
International Segment
Our International segment headquarters is located in Dublin, Ireland. Our subsidiary, LoJack Equipment Ireland Limited, or LoJack Ireland, licenses the LoJack technology and supports business development, administrative and distribution activities for our International segment.
LoJack technology is operational in 30 countries and territories outside of the North America segment. We have developed our technology such that the LoJack System can be used by local law enforcement, by our licensees’ own security organizations, or by a combination of both. International revenue is derived from the sale of LoJack Units, system infrastructure components, royalties, licensing fees and subscription and installation services. International licensing agreements are denominated in U.S. dollars and are generally structured with up-front licensing fees. Our license agreements provide that we supply components and products at prices to be determined from time to time and/or receive royalties based upon the licensees’ LoJack-based revenue. Approximately 85% of our international revenue was from the sale of LoJack Units during 2015.
At December 31, 2015, we held a 12.5% equity investment, with a carrying value of $1,541,000, in our Mexican licensee; a 5.5% equity investment, with a carrying value of $394,000, in our French licensee; and a 17.5% equity investment with a carrying value of $500,000, in our Benelux licensee. In addition, we hold a 5% equity interest in our licensee in Argentina, for which we have no carrying value in our financial statements.
LoJack Italia, a wholly owned subsidiary of LoJack Ireland, has commercial operations in Italy. Since 2005, we have invested approximately $37,000,000 (comprised of LoJack network build-out and operating losses) in LoJack Italia.
Our revenue in Italy is derived primarily from the sale and installation of LoJack Units and related service contracts. Purchasers of LoJack Units in Italy are required to enter into a service contract with LoJack Italia. The majority of service contracts offered have terms which range from 12 to 84 months and are generally payable in full upon activation of the related unit or renewal of a previous service contract. Approximately 64% of our revenue in Italy during 2015 was derived from the sale of LoJack Units, while the remaining 36% was derived from associated service contracts. As of December 31, 2015, there was approximately $3,948,000 of deferred revenue resulting from approximately 69,400 active service contracts in Italy.
Revenue from the International segment accounted for 29%, 27%, and 26% of our consolidated revenue for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, no international licensees accounted for more than 10% of revenue. For the years ended December 31, 2014 and 2013, our South African licensee, Tracker South Africa, accounted for 11% of revenue.
All Other Segment
Revenue in our All Other segment is derived primarily from SCI and SafetyNet and accounted for 4%, 3% and 3% of total revenue in 2015, 2014 and 2013, respectively. SCI revenue is derived from the sale, lease or service of tracking devices as well as subscription fees for monitoring service alerts and activity reporting. At December 31, 2015, there was approximately $46,000 of deferred revenue relating to SCI subscription-based services.
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
VEHICLE, ASSET THEFT AND PEOPLE AT RISK
North America Segment
According to the most recent Federal Bureau of Investigation Uniform Crime Report for 2014, a motor vehicle is stolen in the United States every 45.7 seconds. In 2014, total motor vehicle theft in the United States was nearly 700,000 vehicles, with an estimated value over $4.5 billion. Most auto theft is carried out by sophisticated thieves, rather than amateur thieves. Thieves typically steal vehicles because of the profit potential of the vehicle’s components sold on the black market. Also, in the United States, the national recovery rate for stolen vehicles has declined from 67% in 1999 to approximately 50% in 2013, near a 30-year low.
International Segment
Interpol, which provides services for the law enforcement community to optimize the international effort to combat crime, indicated in a recent report that approximately 6.8 million vehicles were stolen globally in 2014.
All Other Segment

In the cargo security market, it is estimated that $10 to $30 billion in merchandise is stolen from cargo ships, trucks, ports, railroads and highways annually in the United States.
According to the Alzheimer's Association, it is estimated that 5.3 million Americans suffer from Alzheimer’s disease and that there will be 13.8 million Americans affected by 2050. Wandering, the most life-threatening behavior associated with Alzheimer’s disease, affects 60% of such patients, and approximately 50% of the cases where the person is not located within 24 hours end in death. Additionally, the Center for Disease Control and Prevention, or CDC, estimates that about one in every 88 children in the United States has been identified as on the autism spectrum and 49% of children with autism are prone to wandering.
SALES AND MARKETING
North America Segment
Our sales and marketing activities in the United States for stolen vehicle recovery are focused on the automotive channel, through which automobile dealers offer the LoJack Stolen Vehicle Recovery Unit as well as our LoJack Unit with Early Warning and Extended Warranty products as options for both their new and used car sales. We market our products to these dealers primarily through a national sales force, which we supplement with independent sales representatives and inside sales representatives. Our salespeople routinely visit new and used car dealers to educate and train dealership personnel on the benefits of the LoJack Stolen Vehicle Recovery System and related products. In certain dealerships, LoJack sales personnel present programs such as the pre-install program, and educate the dealership personnel on how installing LoJack Units on every car on their lot can lead to a strong value proposition for the dealer, and help their customers better protect their vehicle investment. We also utilize a direct response program to sell the LoJack product in specific markets, such as the market for classic cars, and to sell extended warranty and related products to our installed end customers. In order to ensure that the LoJack Stolen Vehicle Recovery Unit and related products can be financed as a part of the purchase price of the vehicle, we maintain arrangements with major finance companies to help improve the availability of credit for the end customers.
The LoJack brand has historically experienced high levels of brand awareness. This brand awareness is beneficial to all existing sales channels and product lines, including automotive, commercial, motorcycle and laptops and may prove beneficial to channels and product lines we may enter in the future.
Building on our already high brand awareness, we continue to drive engagement with dealers and consumers through our digital and direct marketing efforts. We invest proactively in our digital marketing efforts. The LoJack.com website receives well over a million page views annually and we speak directly to our end customers through our website and autotheftblog.com, which highlights the real life effectiveness of our products as well as our positive impact on consumers, dealers and law enforcement. With a high number of consumers in the United States who are concerned about car theft, the ability to reach these consumers directly, as well as through well-trained dealership sales personnel, is a key component of our sales and marketing plans. We have also invested in the development of integrated marketing processes and systems to support dealer and consumer sales and marketing. We continue to develop a content marketing program to ensure that the threat of auto theft is better understood, providing insight into what vehicles are more susceptible to theft and targeted by today’s sophisticated criminal.
To supplement our in-house installation efforts, we have cooperative arrangements with third parties specializing in after-market sales and installation of vehicle accessories to increase penetration in existing markets in a cost effective manner.
We also market LoJack Unit for Construction Equipment and LoJack Connect for Equipment directly to owners of commercial equipment and to consumers, using a sales force that calls on construction equipment owners and manufacturers, telemarketing representatives and direct mail.
Marketing our products in the construction channel involves a mixture of online and print advertising directed at various construction segments, allowing us to target high value businesses, while also pursuing larger companies through referrals and existing relationships.We utilize content marketing in this segment to highlight the need for and the potential benefits of our products.
Our marketing efforts for LoJack Fleet Management are different than the U.S. automotive channel, and include content marketing coupled with online lead generation techniques. The marketing efforts are diverse and allow us to monitor channel success and optimize for return on investment by marketing effort. Other awareness building efforts include various events and direct marketing to prospects. Finally, we are working with U.S. auto dealers, who sell a larger percentage of their vehicles to local fleets, in order to generate sales leads via their customer base. This referral program pays a bonus fee to the dealership for that activity.
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
Our sales and marketing efforts for SafetyNet are concentrated in select markets in the United States, specifically major metropolitan areas within Massachusetts, Florida, Rhode Island and Pennsylvania. We market SafetyNet directly to caregivers of those with Alzheimer’s, autism and other cognitive disorders through non-profit and public service agencies.
GROWTH STRATEGY
Our mission is to develop LoJack as the preeminent global brand providing after-market safety, security and protection products and services for the "connected car." This “connected car” vision also stretches to commercial vehicles and equipment, as we see the needs of those businesses as similar, but distinct, sales channels. We plan to accomplish this vision through internal and partner-based new product development, market expansion, relationships with new and established distributors and the global development of the LoJack brand. In addition, if appropriate, we may make acquisitions as a means to add channels of distribution for the LoJack brand or as a way to acquire new technology or products, which could be sold through our existing channels of distribution.
North America Segment
Our growth strategy in North America includes developing a segmented approach to the market which is expected to increase growth while improving the efficiency and effectiveness of our sales and market investments; bringing new products and services to the market to take advantage of customer and dealer demand in the "connected car" space while leveraging our sales, installation and law enforcement networks; continuing to build on our functional and technical excellence to ensure we have the foundational processes, systems and people to enable growth; and building on the breadth and depth of the LoJack brand among consumers and automotive dealers.
Market Segmentation

•
We have traditionally utilized our own field sales organization for account coverage. We continue to focus our field sales resources on large accounts in order to increase the depth and breadth of coverage within these accounts, to increase our focus on the use of agent sales representatives to cover mid-size accounts within their established territories, and to increase coverage of our inside sales organization. All three areas are focused on dealership acquisition, retention and mutual profitability.

Expanding Products and Services

•
In January 2013, we entered into a strategic alliance with TomTom, through which we offer fleet telematics solutions to small and medium-sized businesses, commercial fleets, automotive dealerships and law enforcement agencies. TomTom offers leadership in navigation and location-based services and technology, a successful "Software as a Service," or SaaS, business model and extensive experience in handling large amounts of data. Together, we expect to introduce and scale new products and services for existing and new markets, creating additional value for our customers and partners. LoJack uses a dedicated sales force to go to market, targeting companies who can benefit from optimizing their on-road fleets, thereby extracting efficiencies from their business while growing their revenue as a result of the strong telematics product line. We continue to invest in this business and, as of the date of this report, are seeing the market respond well to our offerings.

•
In October 2014, we entered into an agreement with Trackunit A/S to develop and deliver tracking and fleet management solutions for commercial equipment. Our product, sold as LoJack® Connect for Equipment, is directed at customers whose businesses specialize in the production, rental, or use of commercial and construction equipment. The construction and commercial equipment industries are increasingly adopting telematics solutions. LoJack Connect for Equipment is a solution comprised of integrated hardware and internet and mobile device applications. It is designed to aid equipment owners to deliver a positive return on investment by monitoring equipment location, supporting preventative maintenance at proper intervals, and optimizing overall equipment use to minimize costs and maximize returns. Trackunit has elected to terminate the agreement with LoJack in accordance with its terms, effective August 3, 2016. We believe that there are other providers of fleet management systems with whom we may partner following the termination of the agreement with Trackunit in order to continue to provide the LoJack Connect product. Moreover, having introduced equipment telematics, we expect to introduce and scale new products and services for existing and new markets, creating additional value for our customers and partners.
Functional and Technical Excellence

•
Partnering and technology are two key components of our growth strategy. We believe that having the right resources in place to support our growth strategies is crucial to our success. To address our focus on expanding our technology platform, we added the position of Chief Technology Officer in 2013. This position has helped to forge agreements that are allowing us to move to market with telematics technologies.

•
We are currently implementing data integrations with key system providers to auto dealerships. These integrations would allow more seamless flow of data to and from dealers regarding the sale of LoJack Units, and establish an easy process for selling warranty products in addition to the LoJack Unit at our pre-install dealers.

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

•
We continue to invest in our digital marketing efforts. We highlight the benefits of our products in our digital marketing efforts, while attracting new prospects with various online and digital tools. This includes but is not limited to popular digital platforms that allow LoJack to target likely customers and educate them on the problems associated with auto theft and the benefits of the LoJack Unit. LoJack also uses a number of digital platforms that allow access to likely buyers of our telematics products to educate them on our benefits, and the benefits of a telematics system.

International Segment
Our international growth strategy is to increase sales in countries where the LoJack System presently operates while continuing to identify opportunities in additional territories.
We work with our licensees to apply best practices from other successful LoJack markets, to support new business models to address market opportunities and to leverage multi-territorial business opportunities. Our new territory development activities are focused primarily on those countries which have characteristics that are similar to our successful licensed territories. We generally target those territories in which the combination of new vehicle sales, existing cars on the road, population density and the incidence of vehicle theft are significant. Market expansion may be in the form of licensing the use of the LoJack technology and/or making strategic investments in or acquisitions of businesses.
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

Creation of these new groups and their increased focus on integrating our global activities is designed to reinforce our efforts to develop and strengthen our global brand. We intend to leverage these initiatives, and future initiatives, to create a strong and consistent brand culture across all of our markets as well as a global structure that will support delivery of the LoJack brand promise to our customers.
LoJack is currently evaluating the Brazilian market for re-entry with a new licensee for stolen vehicle recovery technology. LoJack is seeking a local company as our licensee, and will work with that company to re-open that market to the LoJack technology which will allow better access to the market that has one of the highest auto theft rates per capita in the world.
In Italy, our growth strategy is to use our internal and external sales and marketing resources to penetrate the stolen vehicle recovery market through the automotive dealership channel, automobile manufacturers, fleet operators and participants in the insurance segment.
All Other Segment
SCI’s growth strategy focuses on the expansion of its nationwide sales efforts through channel and strategic partners and targets companies who transport valuable cargo to, from, and in the United States, Canada, Mexico, Europe and Africa. Our customers are generally companies in the electronics, tobacco, pharmaceutical and retail industries that want to protect the integrity of their supply chain and reduce risk on their high value shipments.
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
In 2015, we continued the development of additional telematics system solutions to add to our product offering. The first of these solutions is a dealer lot inventory management system (LoJackIM1™). The LoJackIM1™ solution is composed of an OBD-II (On-Board Diagnostics) plug-in device, and cloud-based mobile and enterprise applications. The LoJackIM1™ allows dealerships to quickly locate specific inventory and monitor information such as location, operation, and basic vehicle status. As part of the development of LoJackIM1™, mobile application architecture and design as well as additional back-end services were commenced. The second telematics solution (LoJack Connect™) is primarily focused on the portable/towable commercial market segment (light towers, generators, etc.). The LoJack Connect™ solution is comprised of a professionally installed telematics device (hardwired into the asset to be monitored) and a back-end user interface (mobile and desktop). The LoJack Connect™ system provides the owner/operator with the necessary tools specific to their industry, including the ability to locate assets by report or on demand, monitor performance, and report usage. Lastly, development of a LoJack telematics solution that integrates our proprietary technology with cellular, GPS, and vehicle interfaces continues. The development of a “Hybrid” hardware platform is anticipated in late 2016.
Development of the eighth generation LoJack Unit is complete and under final testing prior to full production release. Further modifications and testing for international versions will continue in 2016. This next-generation product consolidates new technologies which will allow us to significantly reduce both the size and power consumption of the LoJack Unit. By reducing the size and power consumption of the unit, we are creating a product which can be leveraged into various recovery solution offerings. The reduced size of the eighth generation solution allows for installation in more covert locations within various vehicle types. Additionally, the product has incorporated proprietary wireless technology in preparation for future telematics add-on capabilities. While early feedback on the program was positive, additional modifications and enhancements were required and, as such, production release of the product was pushed into first quarter of 2016 with roll-out for both domestic and certain international markets throughout 2016.

We are in development of the next-generation base station, which is part of the Sector Activation System component of the LoJack System. As with our LoJack Unit, the next-generation base station design will leverage a platform core approach. The platform approach will help to ensure that our base stations maintain a high degree of reliability and flexibility while incorporating the latest advances in radio technology, including compliance with the FCC 12.5 kHz Narrowbanding mandate. This is a large and complex program that has application beyond our domestic operations, and, as such, further development and testing will continue into 2016 with plans towards initial production release in 2017.
Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of new products. Product development expenses totaled $5,072,000, $5,730,000 and $5,434,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The legacy Boomerang tracking beacon operates on an unlicensed frequency and does not require specific government approval. In Canada, the tracking of stolen LoJack or Boomerang-equipped vehicles is performed by our personnel or by private parties under contract with us. Although specific governmental licensing and approval are not required, once a LoJack or Boomerang-equipped stolen vehicle is located by our tracking team, we rely on local law enforcement agencies for the actual recovery. As a result, establishing and maintaining a good relationship with law enforcement agencies is important to our business in Canada.
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

LoJack Extended Limited Warranty.    This warranty is a five year extended limited warranty which may be purchased with the purchase of a LoJack Unit. The coverage term commences with the expiration of the LoJack Limited Warranty (discussed above) and provides for both the LoJack Parts & Labor Warranty and LoJack Limited Recovery Warranty described above.
LoJack Protection Plus 5000. This product provides the following benefits:

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
Boomerang Limited Recovery Warranty.    This warranty provides to purchasers of Boomerang Units that if a Boomerang-equipped vehicle is stolen and not recovered within sixty days of the reported theft, we will pay the consumer an amount equal to the actual purchase price of the unit, the installation fees and service fees for the current contract term, up to a maximum of CAD $1,000 for Boomerang Units and CAD $2,000 for Boomerang Units with automatic theft notification.
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
Limited Warranty for LoJack Fleet Management System powered by TomTom.  This limited warranty provides to customers that the hardware in the LoJack Fleet Management System will be free from defects in material or workmanship under normal use for the warranty period of one year for purchased units or the term of the rental agreement (generally 36 months) and any renewals for rented units.  If the hardware proves to be defective in material or workmanship during such period, we will, at our option, replace or repair the hardware.  This warranty does not cover any related software.
Limited Warranty for LoJack IM1 Inventory Management System.   This limited warranty provides to customers that the hardware will be free from defects in workmanship and materials under normal use for a period of two years from the date the hardware was shipped to customer. If the hardware proves to be defective in material or workmanship during such period, the hardware will be repaired or replaced at LoJack’s option without charge to the customer for either parts or labor.  This warranty does not cover any related software.
Limited Warranty for LoJack Connect for Equipment.  This limited warranty provides to customers that the hardware will be free from defects in workmanship, excluding installations performed by non LoJack third-parties, and materials under normal use for a period of two years from the date the hardware were shipped to customer. If the hardware proves to be defective in material or workmanship during such period, the hardware will be repaired or replaced at LoJack’s option without charge to the customer for either parts and/or labor.  This warranty does not cover any related software.
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
PATENTS, TRADEMARKS AND LICENSES
North America Segment
Our strategy regarding intellectual property in our North America segment is multifaceted. We register our trademarks and apply for patents for our inventions after considering a number of factors including, but not limited to, the scope and extent of our portfolio of patents. We protect certain intellectual property as confidential information or trade secrets. We are actively involved in protecting our intellectual property and have undertaken administrative and legal measures against companies, which, in our opinion, have infringed on our rights.
We hold a patent portfolio that covers vehicle tracking, security and recovery technology. The portfolio includes, but is not limited to, United States Patent Nos. 6,229,988, 6,522,698, 8,013,735 and 8,350,695 which expire in 2018, 2018, 2030 and 2031, respectively, each of which covers portions of the LoJack System. Each of these patents adds to the predecessor patents by adding functionality that we believe yields a competitive advantage. United States Patent No. 7,973,649 covers LoJack Early Warning and expires in 2030. Our portfolio further comprises additional patents and patent applications that protect important aspects of our products including, but not limited to, power management in our products, efficient operation of the LoJack network, and also potential future products. In addition, we hold unpatented confidential information or trade secrets that are integral to the operation of the LoJack System. We believe that protection of the unpatented intellectual property will continue beyond the expiration of the stated patents.
In Canada, we hold a patent portfolio that covers location, tracking and recovery using an existing network, vehicle location using a kinetic network, our two-way tracking beacon and anti-jamming technology. The portfolio includes, but is not limited to, Canadian Patent No. 2,203,302 which expires in 2017 (corresponding to United States Patent No. 5,895,436 which expires in 2016), Canadian Patent No. 2,435,839, which expires in 2023 (corresponding to United States Patent No. 7,091,835 which expires in 2023) and Canadian Patent No. 2,395,843 which expires in 2021 (corresponding to United States Patent No. 6,498,565, which expires in 2021).
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
We believe that we face competition in the United States from companies selling GPS products, technologies offering concierge types of services, vehicle alarms and third party warranty and insurance products; not because the products are comparable to the products we offer, but because they are competing for the same available consumer funds in the automobile security products after-market space. Several competitors or potential competitors are marketing or have announced the development of products, including those that are based on GPS technology, which claim to have stolen vehicle tracking features that may compete directly with the LoJack System. To our knowledge, none of these products are directly integrated with law enforcement systems or operated and monitored exclusively by law enforcement agencies, as is the LoJack System.
Competition for our LoJack Fleet Management and LoJack Connect for Equipment solutions differs significantly from our stolen vehicle recovery solution, with a large number and highly fragmented group of competitors going to market in largely similar ways. The current structure of these industries is a function of the large addressable market for fleet management solutions, the relatively low market penetration of the addressable market, and relatively low barriers to entry. Competition in this market is based upon a large number of factors including installation capability and capacity, brand and reputation, distribution channels, financial resources, and product functionality.
Competition for our LoJack IM1 Inventory Management System for dealerships is typically from a fragmented group of competitors that include GPS-based theft tracking devices that compete with our LoJack Stolen Vehicle Recovery product, and from smaller purpose-built solutions that specialize only in inventory management. We believe that this market is under-penetrated, and while our market assessment indicates a substantive need among dealers with larger inventories, we currently do not see a well-organized, or well-established competitor that offers a broad footprint.

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
In the North America segment, we generally seek to maintain a supply of LoJack Units that we believe is sufficient to install units within days of receiving orders from our various distribution channels, including car dealers, and typically maintain no order backlog. These high service levels in our North America segment require moderate levels of inventory to accommodate our product mix and rapid conversion from stock to install. In the International segment, because of the uneven buying patterns of our licensees, we tend to produce the LoJack Units based upon forecasts and confirmed orders provided by our international licensees relating to our international markets. In some instances, we build units to stock when we have predictable demand from our international licensees in order to level load our contract manufacturer’s production schedule.
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
EMPLOYEES
As of February 2016, we had a total of 582 full-time employees, 492 of whom were working in the North America segment, 55 of whom were working in the International segment and 35 of whom were working in the All Other segment.

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

ITEM 1A — RISK FACTORS
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
RISKS RELATING TO THE PENDING TRANSACTION WITH CALAMP
Failure to complete the pending transaction with CalAmp could negatively impact our business, financial results and stock price.
On February 1, 2016, we entered into a merger agreement with CalAmp Corp., pursuant to which CalAmp will acquire all of the outstanding shares of our common stock for $6.45 per share in cash through a tender offer and second-step merger. Completion of the pending transaction is subject to the satisfaction or waiver of a number of conditions, including the tender of a number of our shares that, together with other shares owned or to be acquired by CalAmp and its subsidiaries, represent at least two thirds of the total number of our outstanding shares on a fully-diluted basis (excluding shares underlying equity awards that will be cancelled upon completion of the tender offer). If the transaction with CalAmp is not completed, our business, financial results and stock price may be adversely affected and we will be subject to certain risks and consequences, including the following:

•	If the merger agreement is terminated under specified circumstances, we may be required to pay CalAmp a termination fee of $4.5 million;

•
We will be required to pay various costs relating to the pending transaction regardless of whether it is completed, such as significant fees and expenses for legal, accounting, financial advisory, and printing services;

•
Matters relating to the pending transaction may require substantial time and effort from our management and other employees, which time and effort could have otherwise been devoted to other opportunities that might have been beneficial to LoJack;

•	We may experience negative reactions from the financial markets and from our employees, customers, partners, licensees, and suppliers if the transaction is not completed; and

•	We may be subject to litigation related to a failure to complete the transaction or to enforce our rights under the merger agreement.
The pending transaction with CalAmp may not be completed and our business could be impaired if CalAmp is unable to acquire a sufficient number of shares in the tender offer.
 If CalAmp, through its wholly owned subsidiary, owns at least 90% of our issued and outstanding shares following the tender offer, the proposed merger can be effected as a “short form merger” under Massachusetts law. A short form merger would enable CalAmp to complete the acquisition of LoJack without any action on the part of the other holders of our shares. If CalAmp satisfies the minimum condition for completion of the tender offer but does not own 90% of the issued and outstanding shares following such completion, including through the exercise of a top-up option and any subsequent offering period, we would be required to obtain the approval of our shareholders to consummate the merger. Although this would not prevent the merger from occurring because CalAmp would control a sufficient number of our shares to approve the merger agreement, it would delay the completion of the merger. If less than the required minimum number of shares are tendered, then neither the tender offer nor the merger may be completed, which could cause significant uncertainty for LoJack and our business could be materially and adversely affected.
We are subject to business uncertainties and contractual restrictions while the transaction with CalAmp is pending.
Uncertainty about the effect of the pending transaction with CalAmp on our employees, customers, partners, licensees, and suppliers may have an adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to retain and motivate key personnel and could cause customers, partners, licensees, suppliers, and others that deal with us to defer entering into contracts with, or making other decisions concerning, LoJack or to seek to change existing business relationships with us. The loss or deterioration of relationships with significant customers, partners, licensees or suppliers could have a material adverse effect on LoJack. In addition, the merger agreement restricts us from taking specified actions while the transaction is pending without the consent of CalAmp. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the pending transaction or otherwise adversely affect our ability to execute on our business strategy.

RISKS RELATING TO OUR BUSINESS
Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and the sales of LoJack products in our particular geographic markets.
Our business depends on the automotive industry for new vehicle sales in the United States and sales of LoJack products in our particular geographic markets. For instance, a great majority of our domestic gross unit sales for the year ended December 31, 2015 were made through a distribution network consisting of automobile dealers that offer LoJack Units as an option on both their new and used automobiles. Sales levels in the automotive industry may be impacted by, among other things:

•
Changing economic conditions, such as the unfavorable economic conditions which have affected the United States or other parts of the world such as China, including low economic growth, high unemployment, and the decline in wealth resulting from depressed housing and equity markets;

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
Our business depends primarily on the sale, licensing and market acceptance of our principal product, the LoJack System and related products and services, in the United States and 30 foreign countries. Because our revenue is dependent on the success of our principal products, any factor affecting their marketability could have a material adverse effect on our business, financial condition and results of operations. Factors that could harm the successful sale and licensing of our products include, among others:

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
We achieved a significant portion of our domestic sales in 2015 through our pre-install program with certain automobile dealerships. Pre-install sales accounted for 61% and 56% of our unit sales in the domestic dealer channel for the year ended December 31, 2015 and 2014, respectively. This program provides for LoJack Units to be installed on automobiles in a dealer’s inventory in advance of the sale or lease of such automobiles to customers. The dealer makes a profit upon the sale of the LoJack Unit through to the customer at the time of sale or lease of the pre-loaded vehicle. Decreased vehicle margins resulting from price transparency and increased brand competition have put pressure on dealerships to increase profit contributions in other areas of the dealership, including after-market products such as the LoJack System. These factors have contributed to increased dealer receptivity to our pre-install program and increased volumes within selling dealers over the past three fiscal years. Negative changes in the automotive industry or the market for after-market products could result in an unwillingness of dealers to participate in our pre-install program because of the increased financial exposure that they may face from LoJack Units not being sold through to customers. In addition, dealers may decide not to participate in our pre-install program if we are unable to successfully execute and support all phases of the program, including installation of the LoJack Units and training of dealer employees. A decrease in sales through our pre-install program could have a material adverse effect on our business, financial condition and results of operations.
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
Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning Units and related products and extended product and recovery warranties to automobile dealers and retailers who resell the units to consumers. In 2015, approximately 84% of our revenue in the United States originated through this distribution network of automobile dealers which is geographically diverse, but which includes several large national dealer groups. Our business could be materially adversely impacted by the loss of business with any of the large regional or national dealer groups with whom we conduct business. To the extent that these dealer groups are affiliated with certain automobile brands, our business could also be adversely impacted by a decline in consumer demand for these brands.
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
We may require additional financing to make future investments in new technologies, products, or international markets, to acquire complementary businesses, or to provide additional working capital in the event that the pending transaction with CalAmp were not to be successfully completed. In the future, we may decide to raise additional funds through public or private debt or equity financings to fund our activities. If we issue additional equity securities, shareholder value will be diluted and the new equity securities may have rights, preferences or privileges senior to those of our common stock. In addition, if we raise funds through debt financings, we will have to pay interest and may be subject to restrictive and other covenants, which could negatively impact our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to make strategic investments, develop or enhance our products, take advantage of acquisition and other opportunities, respond to competitive challenges or unanticipated industry changes, or fund our anticipated working capital needs, any of which could have a material adverse effect on our business, financial condition and results of operations.
In December 2015, we entered into a loan agreement with Silicon Valley Bank, with respect to a new revolving credit facility to replace our prior credit facility. The loan agreement provides for maximum borrowings in an amount equal to the lesser of $12 million and a borrowing base calculated based on certain accounts receivable. These limitations on our borrowing could result in inadequate funds to make anticipated investments in our business, which would negatively impact our results of operations. Furthermore, the loan agreement contains covenants, including a minimum adjusted EBITDA covenant. If we do not generate sufficient earnings, we may fail to comply with our loan covenants and such failure could result in an event of default that, if not cured or waived, could adversely impact our financial condition
The steps we have taken and may take in the future to reduce our cost structure may be insufficient to result in consistent profitability.
During 2014 and 2015, we implemented programs to operate more efficiently and better align our cost structure with our plans for future growth, including the elimination or alignment of positions within our company and a plan to consolidate our Canadian operations to reduce costs and more closely align this business with our U.S. operations. Risks associated with these actions include incurrence of restructuring charges, additional unexpected costs, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business. Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of our restructuring measures, and if we do not, our business, financial condition and results of operations may be adversely affected. Moreover, the steps we have taken and may take in the future may not reduce our cost structure to a level appropriate in relation to our future sales and, therefore, these anticipated cost reductions may be insufficient to result in consistent profitability.
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
We face uncertainty regarding developing governmental regulations in Argentina that may affect sales to our licensee in that country. In February 2012, Argentine authorities began requiring all importers to request and receive approval from the Argentine Tax and Customs Authority prior to each import transaction. As a result, during the remainder of 2012 and early 2013, we did not ship any units to Argentina. Our Argentine licensee informed us that it and its affiliates had developed several commodity export programs with the expectation that our licensee would be permitted to import a dollar amount of goods approximately equivalent to the dollar amount of exports our licensee and its affiliates generate. Subsequently, we were able to make several shipments of product to our licensee in Argentina in 2013, 2014 and 2015. However, the amount of these shipments was less than the dollar amount that our licensee told us it had generated to date in exports. Future sales to our Argentine licensee will remain contingent upon the ability of our licensee to comply with government trade policies regulating the importation of manufactured goods. If our Argentine licensee and its affiliates are unable to generate significant exports or if the government changes its policies, we may not be able to ship products to Argentina at all or in volumes consistent with prior years. Any regulations in Argentina or other countries in which our licensees are located that prevent or limit our ability to sell products to our licensees in those countries could have a material adverse effect on our business, financial condition and results of operations.
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
In January 2015, as part of a legal settlement with Tracker do Brasil LTDA (“Tracker”), we terminated Tracker as our exclusive licensee in the country of Brazil. As of the date of this Annual Report on Form 10-K, we are continuing to work on a plan for re-entering the Brazilian market. We may face challenges in identifying suitable licensees for our technology in Brazil or otherwise in re-entering the Brazilian market due to legal and regulatory requirements, the development of required hardware or infrastructure, competition from established providers of stolen vehicle recovery products in Brazil, and/or continued acceptance of our products and services. No assurances can be given that we will be able to re-enter the Brazilian market in a timely manner or on terms favorable to us, or that we will be able to realize the expected benefits of terminating our relationship with Tracker in Brazil.
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
Expansion of our presence in the telematics business could subject us to increased costs and risks and may not achieve the intended results.
We have invested, and expect to continue to invest, in our telematics business. There can be no assurance that these investments will be successful or profitable and will not negatively impact our business, financial condition and results of operations. The continuing focus on our business activities in the areas of telematics for fleet management and the tracking of commercial equipment could subject us to various risks that differ from the ones we have faced in the past, including:

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
In 2013, we entered into a strategic alliance with TomTom, through which we offer fleet telematics solutions to small and medium-sized businesses, commercial fleets, automotive dealerships and law enforcement agencies. In 2014, we entered into a strategic alliance with Trackunit A/S with respect to tracking solutions for commercial equipment. There can be no assurance that we will realize the expected benefits from these strategic alliances or other strategic relationships that we may enter into in the future. Management of such relationships may adversely affect or disrupt our core business, decrease our profitability, cause us to incur significant expenses, or divert management resources that otherwise would be available for other initiatives. In addition, parties to such arrangements may fail to fully perform their obligations or meet our expectations or cooperate with us satisfactorily for various reasons, and there may be conflicts or other collaboration failures and inefficiencies between us and the other parties. If we encounter difficulties in integrating the other party’s technology with our technology or these relationships otherwise fail to materialize as expected, we could suffer delays in product development or other operational difficulties.
Moreover, we cannot assure you that we will be able to maintain our relationships with TomTom or to develop additional strategic relationships with other parties. In particular, our agreement with TomTom has an initial term of 36 months, and either party may terminate the agreement for breach or if the other party ceases to carry on its business or similar events. TomTom also may terminate the agreement if a competitor of TomTom acquires greater than fifty percent of our capital stock or we fail to meet certain minimum sales levels. We have not met these minimum sales requirements and, as a result, TomTom has the right to terminate the agreement, although, as of the date of this report, TomTom has not elected to do so. If this agreement were to be terminated, we would lose our right to offer fleet management solutions utilizing TomTom’s technology, which could have a material adverse effect on our future business and results of operations.
In addition, Trackunit has elected to terminate its agreement with us in accordance with its terms, effective August 3, 2016. While we believe that there are other providers of fleet management systems with whom we may partner following such termination in order to continue to provide the LoJack Connect product, there can be no assurances that we will be able to do so in a timely manner or on favorable terms.

A failure of our information systems or any security breach or unauthorized disclosure of confidential information could have a material adverse effect on our business.
Our business is dependent upon the efficient operation of our information systems. In particular, we rely on our information systems to effectively manage our pricing strategy and tools, sales, inventory, and installation efforts, the preparation of our consolidated financial and operating data, and customer information. The failure of our information systems to perform as designed or the failure to maintain and enhance or protect the integrity of these systems could disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity. We also recently upgraded our ERP system, and any problems associated with the further implementation of this platform could adversely affect our business and results of operations.
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
The market price and volume of our common stock have been, and may continue to be, subject to significant fluctuations. These may arise from the pending transaction with CalAmp, general stock market conditions, the impact of the risk factors described above on our business, financial condition and results of operations, a change in sentiment in the market regarding us or our business prospects, the general lack of liquidity in the trading market for our common stock, or from other factors.
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
We currently maintain a Canadian office in Montreal, Quebec, the lease for which expires in 2017.
We also maintain facilities in Dublin, Ireland and Rome and Milan, Italy for our administrative, sales and operations personnel under leases that expire in 2019, 2021 and 2022, respectively.
We do not own any real estate.
Because our operations do not require any special facilities, we do not anticipate any difficulty in finding space adequate for our purposes at reasonable rates, should the need arise. We believe that our current facilities are adequate for our current operations.

ITEM 3 — LEGAL PROCEEDINGS
As of December 31, 2015, we were subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The results of legal proceedings, however, cannot be predicted with certainty. Should we fail to prevail in any of these legal matters, our financial condition and results of operations could be materially adversely affected.
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
Battery Evaluation
We were notified in 2013 by some of our international licensees that some of the batteries manufactured by our former battery manufacturer, EVE Energy Co., Ltd., or EVE, and included in self-powered LoJack Units these licensees had purchased from us exhibited degraded performance below LoJack’s quality standards. These notifications led us to perform our own investigation. As a result of this investigation, we have confirmed that batteries manufactured by EVE that were included in certain self-powered LoJack Units sold in the United States and to our international licensees are exhibiting variability in performance that could impact the ability of the LoJack Unit to transmit a signal when called upon for stolen vehicle recovery. We manufacture both vehicle and self (battery) powered LoJack Units and this degraded performance only potentially affects the transmit battery pack in our self-powered units. As of the date of this report, the majority of LoJack Units in circulation are vehicle powered.
In our effort to maintain a high recovery rate of stolen vehicles with LoJack Units, in September 2014, we commenced a quality assurance notification program in the U.S. related to the battery evaluation for vehicle product customers with EVE batteries in self-powered LoJack Units under base or extended warranty. We also entered into agreements to support quality assurance programs with all major international licensees that have identified performance issues in certain self-powered units equipped with the EVE battery pack. As of the date of this report, one of our international licensees has requested further support in conducting technical analysis on additional self-powered LoJack Units with the EVE battery pack, which could result in an increase in the scope of this licensee’s quality assurance program and further costs to us and/or business concessions to the licensee.
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
We have filed a formal claim under our relevant insurance policy and, as of the date of this report, we have been paid $1,600,000 of our claim and are in discussions with our insurance carrier as to the additional amount of our expenses that may be covered by such insurance. Our relevant insurance policy provides up to $5,000,000 of coverage and includes a deductible of $100,000. There can be no assurances that we will be able to recover any additional amounts from our insurance company to help reduce our financial exposure.
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
Stockholders
On March 1, 2015, there were approximately 1,500 record holders of our common stock. We believe the actual number of beneficial owners of our common stock is approximately 3,300 because a large number of the shares of our common stock are held in custodial or nominee accounts for the benefit of persons other than the record holders.
Dividends
We have never paid a dividend, and have no current intention to pay a dividend. At the present time, we expect that future earnings will be retained for use in our business.
Issuer Purchases of Equity Securities
On February 28, 2006, our Board of Directors authorized our stock repurchase plan, or the Repurchase Plan. The Repurchase Plan authorized us to purchase up to 2,000,000 shares of our outstanding common stock on or before February 25, 2008. From the date of the adoption of the Repurchase Plan through December 18, 2006, we repurchased 1,244,566 shares. On December 19, 2006, our Board of Directors increased the remaining authorization to 2,000,000 shares. On February 15, 2008, our Board of Directors authorized 1,000,000 shares to be repurchased under the Repurchase Plan, pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and renewed the 2006 management discretionary authority to repurchase 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the Repurchase Plan. For the year ended December 31, 2015, we did not repurchase any shares under the Repurchase Plan. As of December 31, 2015, there were 1,205,129 shares available for repurchase under the Repurchase Plan.
Repurchase activity for the quarter ended December 31, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2015	818	$2.95	—	1,205,129
November 1 to November 30, 2015	—	—	—	1,205,129
December 1 to December 31, 2015	—	—	—	1,205,129
Total	818	$2.95	—	1,205,129

(1)
All share repurchases in the fourth quarter of 2015 were shares acquired from our employees in accordance with our 2008 Stock Incentive Plan as a result of share withholdings to pay income tax related to the lapse of restrictions on restricted stock and, thus, did not impact the shares available for repurchase under the Repurchase Plan.

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

	High	Low
Year Ended December 31, 2015
First Quarter	$3.11	$2.11
Second Quarter	4.23	2.18
Third Quarter	3.95	2.79
Fourth Quarter	5.56	2.76
Year Ended December 31, 2014
First Quarter	$6.72	$3.78
Second Quarter	6.04	4.42
Third Quarter	6.08	3.83
Fourth Quarter	3.90	2.39
Stock Performance Graph
The following line graph compares the yearly percentage change in the cumulative shareholder return on our common stock to the NASDAQ Composite Index and a Company-selected peer group index over the five-year period beginning December 31, 2010 and ending December 31, 2015. Cumulative shareholder return has been measured on a weighted-average basis based on market capitalizations of the component companies comprising the peer group index at the close of trading on the last trading day preceding the beginning of each year assuming an initial investment of $100 and reinvestment of dividends.
During 2012, our human resources department partnered with an executive compensation consultancy to compile executive compensation data which included a comparison of composite data of companies of similar size in our industry. As a result of this study, we constructed a new peer group for fiscal year 2013 based on company size and industry and including a mix of service and product-based companies. This peer group is comprised of the following companies: Anaren, Inc., CalAmp Corp., Cobra Electronics Corporation, Digi International Inc., Identive Group, Inc., KVH Industries, Inc., NAPCO Security Technologies, Inc., PCTEL, Inc., Sparton Corporation, STRATTEC Security Corporation and VASCO Data Security International, Inc.
Our peer group may change from time to time to reflect changes in the market. The stock price performance shown on the graph is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Lojack Corporation, the NASDAQ Composite Index, and a Peer Group

$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
Lojack Corporation
NASDAQ Composite
Peer Group

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
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

ITEM 6 — SELECTED FINANCIAL DATA
The selected condensed consolidated financial data set forth below are derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 and the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K at Item 8.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except share and per share information)
Revenue	$129,552	$133,568	$140,207	$132,528	$140,821
Cost of goods sold	59,106	73,446	63,037	61,358	67,932
Gross profit	70,446	60,122	77,170	71,170	72,889
Costs and expenses(1)	66,734	76,967	76,537	78,317	70,324
Impairment of intangible assets and goodwill(2)	—	—	—	472	—
Operating income (loss)	3,712	(16,845)	633	(7,619)	2,565
Other income (expense)	846	(932)	162	(197)	1,389
Income (loss) before provision (benefit) for income taxes and net income (loss) attributable to the noncontrolling interest	4,558	(17,777)	795	(7,816)	3,954
Provision (benefit) for income taxes(3)	1,281	176	(2,518)	472	2,566
Net income (loss)	3,277	(17,953)	3,313	(8,288)	1,388
Less: Net income (loss) attributable to the noncontrolling interest	80	(29)	146	95	(41)
Net income (loss) attributable to LoJack Corporation	$3,197	$(17,924)	$3,167	$(8,383)	$1,429
Basic earnings (loss) per share attributable to LoJack Corporation	$0.17	$(0.99)	$0.18	$(0.48)	$0.08
Diluted earnings (loss) per share attributable to LoJack Corporation	$0.17	$(0.99)	$0.18	$(0.48)	$0.08
Weighted average shares outstanding:
Basic	18,414,398	18,017,286	17,712,002	17,515,903	17,607,347
Diluted	18,675,846	18,017,286	18,051,090	17,515,903	17,967,394

CONDENSED CONSOLIDATED BALANCE SHEET DATA:

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Working capital	$26,981	$18,386	$35,536	$44,032	$48,896
Total assets	78,005	76,260	86,776	101,928	114,283
Long-term debt	7,478	6,978	6,000	13,820	11,013
Total liabilities	50,143	55,815	50,767	71,682	77,502
Total equity	27,862	20,445	36,009	30,246	36,781

(1)
In the years ended December 31, 2013, 2012, and 2011, we recognized income due to a change in estimated costs of $623,000 and charges of $6,930,000 and $1,434,000, respectively, related to a settlement agreement with the named plaintiffs in certain California wage-and-hour class and collective action lawsuits, discussed in detail in Part II, Item 1, "Legal

Proceedings" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. In the year ended December 31, 2011, we also recognized a charge of $435,000 relating to a legal settlement entered into in 2011 for the California Consumer Claims litigation discussed in Part 1, Item 3, "Legal Proceedings" of our 2011 Annual Report on Form 10-K.

(2)
For the year ended December 31, 2012, we determined that lower than previously projected operating profitability at our SafetyNet reporting unit caused triggering events that resulted in our assessment of the carrying value of this reporting unit. As a result of this assessment, for the year ended December 31, 2012, we recognized impairment charges of $472,000 relating to SafetyNet's goodwill. No impairments were recorded in the years ended December 31, 2015, 2014, 2013 or 2011.

(3)
At December 31, 2015, we maintain a full valuation allowance against our worldwide deferred tax assets, net of deferred tax liabilities, with the exception of Ireland, which has deferred tax assets of $0. The net current year valuation allowance increased by approximately $249,000 and is primarily due to the tax effect of reserving the tax benefit of losses generated in foreign jurisdictions coupled with better than expected current year domestic taxable income. We have net U.S. deferred tax assets that have arisen as a result of temporary differences between book and tax accounting, primarily related to deferred revenue, stock compensation and net operating loss carryforwards. The FASB authoritative guidance on accounting for income taxes requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. We will maintain a full valuation allowance on our net U.S. and non-Irish foreign subsidiaries' deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear in Item 8 in this Annual Report on Form 10-K.
WARNING REGARDING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 and other federal securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information we provide or statements made by our employees may contain “forward-looking” information, which involves risk and uncertainty. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our markets and customers, our expected investments in technologies, products or international markets, our expansion of our telematics business, our strategies for addressing changes in the automotive market, our growth strategies and strategic goals and objectives, our plans for future operations and products, the expected benefits of our strategic alliances, our proposed re-entry into the Brazilian market, our expected operating expenses and cost management initiatives, our expected capital expenditures, our expected liquidity and capital resources, our credit facility and future financing sources, and the completion and timing of the pending transactions with CalAmp.) Forward-looking statements can often be identified by words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “would”, “could”, “potential”, “continue”, “ongoing”, or similar expressions and variations or negatives of these words. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Risk factors that may cause such differences are described in Part I, Item 1A — Risk Factors.
Overview
LoJack is a global leader in providing after-market safety, security and protection products and services for tracking and recovering cars, trucks and other valuable mobile assets. For nearly 30 years, LoJack has been built upon strong and open relationships with law enforcement, licensees and automotive dealers. LoJack’s proprietary wireless technology network has led to the recovery of billions of dollars of stolen vehicles globally. Despite the upfront costs to acquire customers, and pay for equipment, these recurring revenue businesses are attractive because of the long term lifetime value of the agreements and the surety of revenue that they offer.
With the introduction of LoJack® Fleet Management in 2013, LoJack® Connect in 2014 and LoJackIM1™ in 2015, LoJack is evolving towards being a provider of products and services for the “connected car” and a future of connecting people with information and technology, both inside and outside their vehicle.
We have three separately managed and reported business segments: North America, International and All Other.

North America Segment
Our revenue in the United States is derived primarily from the sale of LoJack Units, LoJack Early Warning, and extended warranty products to consumers. In 2015, approximately 84% of such sales in the U.S. market were made through a distribution network consisting of dealers of new and used vehicles. We believe that we have strong consumer brand awareness in the United States.
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
We record additions to deferred revenue for the automated notification service related to our LoJack Early Warning product and for certain warranty products for which we are the primary obligor of the underlying contract. We typically receive full payment within 60 days of the transaction, but recognition of the deferred revenue is recognized over the estimated life of the product or service. These payments are a significant component of our cash flow from operations. In the United States, additions to deferred revenue, net of deferred costs, were $4,133,000 for the year ended December 31, 2015, compared to additions of $4,301,000 for the year ended December 31, 2014.
Prior to our decision to cease sales operations in Canada during the second quarter of 2015, our revenue in Canada was derived primarily from the sale of LoJack Units and from service contracts related to the monitoring and recovery of legacy Boomerang Units. Customers who purchased a legacy Boomerang Unit (prior to the transition to LoJack Units) were required to enter into a service contract with LoJack Canada. The terms of service contracts offered ranged from 12 to 60 months and were generally payable in full upon the activation of the related unit or renewal of a previous service contract. Customers were also offered a month-to-month option. Beginning in 2011, we introduced the LoJack technology in Canada and the business model and product offerings became similar to those of the United States. Approximately 75% of our revenue in Canada during 2015 was derived from the unit sales through automotive accessory retailers and automobile dealers, while the remaining 25% was derived from associated service contracts. As of December 31, 2015, there was approximately $13,000 of deferred revenue resulting from the remaining active Boomerang Unit service contracts in Canada. As of December 31, 2015, there was also approximately $931,000 of deferred revenue on LoJack Unit sales in Canada.
Revenue from the North America segment accounted for approximately 67% of consolidated revenue for the year ended December 31, 2015, compared to 70% and 71% in 2014 and 2013, respectively.
International Segment
Internationally, our licensed stolen vehicle recovery technology is operational in 30 countries and territories around the world. We have licensed our stolen vehicle recovery technology in Latin America, the Caribbean, Europe and Africa. Revenue from this segment consists of product sales to our licensees, royalties, licensing fees, and subscription and installation services. Revenue from the international segment accounted for approximately 29% of consolidated revenue for the year ended December 31, 2015, compared to 27% and 26% in 2014 and 2013, respectively.
We record additions to deferred revenue for international license fees and recognize the revenue over the term of the license (generally ten years). Royalty revenue is recognized in the year it is earned.
Italy is the only country outside the United States and Canada where we own and operate a stolen vehicle recovery network. Customers who purchase LoJack Units in Italy are also required to enter into a service contract with LoJack Italia. The terms of service contracts offered range from 12 to 84 months and are payable in full upon activation of the related unit or renewal of a previous service contract. At December 31, 2015 and 2014, there was approximately $3,948,000 and $3,049,000, respectively, of deferred revenue relating to LoJack Italia service contracts.
All Other Segment
SCI revenue is derived from the sale, lease or service of tracking devices as well as subscription fees for monitoring service alerts and activity reporting. At December 31, 2015, there was approximately $46,000 of deferred revenue related to SCI subscription based services.
SafetyNet revenue in 2015 was primarily comprised of the sale of transmitters and replacement parts. In 2015, the SafetyNet business model was primarily a fulfillment and service model providing the SafetyNet solution to caregivers and consumers for a monthly fee. As part of this business model, we provide SAR Receivers directly to participating public safety and law enforcement agencies at nominal or no cost.

Revenue from the all other segment accounted for approximately 4%, 3% and 3% of consolidated revenue for the years ended December 31, 2015, 2014 and 2013, respectively.
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
According to the International Monetary Fund, global GDP continued to grow at a rate of approximately 3.8% in 2015. Faster economic growth continues to be restricted by slow recovery from the recent economic downturn and financial crisis and restrictive financial and lending conditions. A slowdown of economic activity in several key newly-developed and emerging markets have also limited global economic activity.
North America Segment
Our focus on the U.S. automotive business resulted in performance improvement during 2015, with unit sales in the dealer channel increasing 6% as compared to the prior year.
The U.S. automotive industry continued to realize solid growth in 2015, remaining one of the more positive stories in the U.S. retail economy, with 2015 growth exceeding that of the U.S. economy as a whole. Retail vehicle sales grew approximately 5%, with total light vehicle sales increasing 6%. Factors which contributed to this strong industry performance included pent-up consumer demand for new vehicles, an average vehicle age of almost 11 years, historically low interest rates, sustained credit availability, adequate inventories of new vehicles and new vehicle models being added to manufacturers' product lines. These factors, in addition to limited used vehicle inventories and firm used vehicle prices, combined to make new vehicle purchases an attractive option for consumers. There continued to be variability in growth rates and changes in market share among vehicle brands, but LoJack remained well positioned to take advantage of brand rotation and new vehicle appeal.
Industry experts are projecting the automotive industry to grow in line with the U.S. economy in 2016, with growth of approximately 2%. Although all of the 2015 growth factors are expected to remain factors into 2016, strong comparable sales volumes against 2015, and lower demand from the most accessible pool of buyers have weakened growth expectations as compared to 2015. Growth from 2015 onward is expected to be more moderate than the years leading up to 2015.
Pent-up demand for light vehicles remains strong across all socio-economic segments, but the economy has not yet improved to a point where the means to buy has returned to all of those hurt by the latest recession. Buying from low income households and small businesses is expected to continue to lag the rest of the market, as lower economic growth and the lagging effects of unemployment impacts these consumers' access to the market.
Revenue from our commercial business decreased as compared to the prior year; however, demand for our commercial stolen vehicle recovery product remained relatively strong. Total U.S. construction spending increased approximately 10.5% in 2015. Construction starts are expected to outpace economic growth in 2014 through 2017 by 6% to 10% per year. As the rebound in the construction market continues, rental revenue for construction and industrial equipment is forecasted to continue to grow at commensurate rates to support this expansion in the construction business, as rental equipment continues to be a major source of resources for the construction industry.
During the fourth quarter of 2014, we announced our plan to consolidate and streamline our Canadian operations by integrating and supporting core functions (such as Sales, Operations, Human Resources, Legal and Law Enforcement) out of our U.S. Headquarters. This plan included refocusing our market strategy in Canada by concentrating on dealer sales and commercial markets in the province of Ontario, while continuing to support all of our Canadian customers who had existing stolen vehicle recovery products installed on their vehicles.
In the first six months of 2015, we carefully tracked our actual sales against budget and found that we were not ramping the business in the province of Ontario as quickly as we had anticipated. Canada has a relatively low theft rate and there is little support for our product from the insurance industry; therefore, consumers were demanding lower cost solutions. Changing consumer demand, coupled with increased competition, made the Canadian market less attractive for growing a profitable Stolen Vehicle Recovery business.
As a result of the foregoing, during the second quarter of 2015, after ongoing analysis and careful consideration, we made the decision to cease sales operations in Canada for LoJack Stolen Vehicle Recovery Systems, while continuing to support all of our Canadian customers who have existing stolen vehicle recovery products installed on their vehicles. As a result of this decision, we experienced a decline in revenue from our Canadian business of 76%, or $4,269,000, to $1,382,000 during the year ended December 31, 2015 as compared to the prior year. We expect that revenue from our Canadian business will continue to decline going forward as the existing subscriber contracts run off. However, we expect that this decision will improve North American results of operations in future periods as the reduction in expenses that was achieved by integrating and supporting core functions out of our U.S. Headquarters exceeded the reduction in revenue experienced as a result of ceasing operations.
International Segment
In 2015, shipments in our international business declined by approximately 2% compared to the same period last year, primarily as a result of challenging economic environments in our key licensee markets in Europe and South Africa. These declines were partially offset by increases in shipments to our licensees in Argentina, Brazil and Central America.
In 2015, the Euro Area realized marginal GDP growth of approximately 1.5%, as member states attempted to avoid a relapse into recession under pressure from regional depressed economic activity, and government fiscal austerity measures. In Latin America, Mexican GDP growth of 2.6% in 2015 was affected by low oil prices, however they are experiencing low inflation rates and are anticipating low, steady growth for the immediate future. GDP Growth in Mexico for 2016 is expected to be approximately 2.8%. Argentina experienced slow growth in 2014, with GDP growth of 1.7%. With recent elections, a change has come to Argentina politically, which has seen a devaluation of the peso, a removal of nearly all export taxes, and a removal of currency restrictions and trade control measures. Growth is expected to slow in 2016, with estimates in the 0% to1% range, and the economy may teeter on the edge of recession, while inflation is expected to be an influencing factor in the daily lives of consumers. In Brazil, GDP contracted in 2015, reflecting continued weakness in business and consumer confidence. South Africa realized moderate GDP growth of 1.3% in 2015 compared to 2014, which was dampened by lower commodity prices in the region, and by lower overall economic activity with its major trading partners.
In the past, we have experienced quarterly fluctuations in sales in the International segment, with sales in many of our international markets tending to be higher in the fourth quarter of the year as licensees seek to achieve lower pricing with higher annual unit purchases. We also are experiencing downward pricing pressure and reductions in unit volumes in a number of our markets due to a variety of factors that vary from country to country. Those factors include the relative maturity of the stolen vehicle recovery market in certain highly developed territories, re-use of our products in certain territories, declining theft rates in certain territories, and increasing competitive pressures by both very high frequency, or VHF, and GPS based tracking systems. We also are faced with uncertainty regarding developing governmental policies and enforcement actions in Argentina that have affected, and may continue to affect, sales to our licensee in that country.
Our Argentine licensee continues to indicate that there is demand for our product, supported by insurance company mandates requiring customers to use an SVR product. In 2016, we expect to see an improved political environment which may remove barriers to importation and payments, but we expect that improvement to be counterbalanced by recent currency devaluation and inflationary pressures.
In 2014, we were unable to ship any product for sale in the Brazilian market as a result of a legal dispute between us and our Brazilian licensee, Tracker do Brasil LTDA, or Tracker , which was settled in January 2015 (see Part 1, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2014 for detail on the Brazilian licensee litigation and settlement). We have shipped units to Brazil during the year ended December 31, 2015 under the terms of the settlement reached, and are currently working towards a new market introduction in Brazil. We continue to view Brazil as an attractive marketplace for the sale of our stolen vehicle recovery system and telematics solutions.
Our business in Italy continued to grow in total number of subscribers during 2015, and our revenues grew by 31% compared to 2014 primarily due to a larger subscriber base. We entered 2015 with approximately 47,300 subscribers in Italy, and continued growing the number of subscribers, adding approximately 22,100 net new subscribers in 2015. As of December 31, 2015, our business in Italy had a total of approximately 69,400 subscribers. While we continue to grow our subscriber base in Italy, our overall performance is limited in part due to the slow growth in the Italian economy as it seeks to recover from the effects of its recession. The Italian economy is expected to grow approximately 1% for 2016.
All Other Segment
During the year, the incidents of cargo theft were flat. This was primarily due to increased availability of freight options, allowing shippers to be more selective in choosing their carriers and eliminating those who use poor business and cargo security practices. Carriers are also becoming increasingly adept at mitigating thefts. Our revenue at SCI, however, increased as compared to the prior year, as higher prices resulting from the increased demand experienced in the prior year were still in effect during 2015.

Key Factors of our Business
In 2015, we continued to develop strategies designed to stabilize the business financially and to promote growth, and maintained our focus on the pre-install program in the U.S.. Pre-installed units accounted for 61% of our units sold in the domestic dealer channel in 2015 as compared to 56% in 2014 and 47% in 2013. We also have continued our efforts to expand and diversify our product and service offerings, and, in 2015, we initiated sales of LoJack Connect for Equipment and LoJack IM1 Dealer Inventory Management.
In the second quarter of 2015, we established certain temporary and permanent cost-reduction initiatives with the objective of achieving fixed overhead expense savings in the range of $6,000,000 to $8,000,000 on an annualized basis. As a result of these initiatives, operating expenses during 2015 decreased $10,233,000 as compared to 2014, exceeding our cost savings goals for the year.
In our international business, we face a number of challenges and opportunities. In particular, during 2012 the Argentine government imposed significant trade restrictions on imports that have precluded our licensee in that country from purchasing product from us. The restrictions continued through 2015, and while we were successful in exporting some units to Argentina in 2013, 2014 and 2015, our licensee was unable to arrange for governmental approval to purchase the amount of product commensurate with its demand for stolen vehicle recovery products in Argentina. In 2015, our European business has been impacted by ongoing global economic pressures. Currency fluctuations are a current challenge, as the strong dollar has reduced the impact of our business achievements overseas. We continue to explore opportunities to expand into new territories and to meet the demand for our products in our existing markets.
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
In our effort to maintain a high recovery rate of stolen vehicles with LoJack Units, in September 2014, we commenced a quality assurance notification program in the U.S. related to the battery evaluation for vehicle product customers with EVE batteries in self-powered LoJack Units under base or extended warranty. We also entered into agreements to support quality assurance programs with all major international licensees that have identified performance issues in certain self-powered units equipped with the EVE battery pack. As of the date of this report, one of our international licensees has requested further support in conducting technical analysis on additional self-powered LoJack Units with the EVE battery pack, which could result in an increase in the scope of this licensee’s quality assurance program and further costs to us and/or business concessions to the licensee.
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
We have filed a formal claim under our relevant insurance policy and, as of the date of this report, we have been paid $1,600,000 of our claim and are in discussions with our insurance carrier as to the additional amount of our expenses that may be covered by such insurance. Our relevant insurance policy provides up to $5,000,000 of coverage and includes a deductible of $100,000. There can be no assurances that we will be able to recover any additional amounts from our insurance company to help reduce our financial exposure.
Agreement and Plan of Merger
As described in Part I, Item 1 of this Annual Report on Form 10-K, on February 1, 2016, we entered into a Merger Agreement with CalAmp and its wholly-owned subsidiary, Purchaser. Pursuant to the terms of the Merger Agreement, Purchaser has commenced the Offer to acquire all of the outstanding shares of our common stock at a purchase price per share of $6.45. The Purchaser’s obligation to accept for payment and pay for shares of our common stock tendered in the Offer is subject to certain conditions, including, among other things, a minimum number of shares that must be tendered. Following completion of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, if required, approval by the shareholders of LoJack, Purchaser will merge with and into LoJack, with LoJack surviving as a wholly-owned subsidiary of CalAmp, and any shares of LoJack common stock not purchased pursuant to the Offer, other than shares held by CalAmp or Purchaser or by shareholders of LoJack who have perfected statutory rights of appraisal under Massachusetts law (if applicable), will be converted into the right to receive $6.45 per share in cash, without interest.
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
For those warranties for which a third party, and not LoJack, is the primary obligor, we record revenue on a gross basis, with related unit costs being included in cost of goods sold. We considered the factors for gross and net revenue recording and determined that despite not being the primary obligor for the majority of these arrangements, gross revenue reporting was appropriate based on the relevant accounting guidance. Specifically, we have latitude in establishing price; we can change the product offering; we have discretion in supplier selection; we are involved in the determination of product or service specifications; we bear the credit risk; and the amount that we earn on each contract is not fixed. During the years ended December 31, 2015, 2014 and 2013, we recognized $5,198,000, $6,272,000 and $6,435,000, respectively, of revenue related to the sale of our extended warranty products for which we are not the primary obligor. We recognized cost of goods sold on these warranties of $1,042,000, $1,139,000 and $1,084,000 during the years ended December 31, 2015, 2014 and 2013, respectively.
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
The following table presents accounts receivable and the related allowance for doubtful accounts by our segments (dollars in thousands):

	December 31, 2015	Segment % of Accounts Receivable, net	December 31, 2014	Segment % of Accounts Receivable, net
North America — Gross	$13,621		$12,930
Allowance for doubtful accounts	(1,650)		(1,401)
	11,971	49%	11,529	48%
International — Gross	12,128		12,217
Allowance for doubtful accounts	(254)		(380)
	11,874	48%	11,837	49%
All Other — Gross	683		597
Allowance for doubtful accounts	—		—
	683	3%	597	3%
Accounts receivable, net	$24,528	100%	$23,963	100%
In the normal course of business, we monitor the financial condition of our customers and limit the amount of credit extended when deemed necessary. We maintain reserves for estimated potential credit losses. We have established an allowance for doubtful accounts that corresponds to the creditworthiness of our customers, historical trends and economic circumstances. Changes to these estimates are possible and could result in a material effect on our reported results of operations. Approximately 81% and 84% of the North America segment’s gross accounts receivable balances were less than 60 days old at December 31, 2015 and 2014, respectively.
As of December 31, 2015, one international licensee accounted for 22% of accounts receivable. As of December 31, 2014, two international licensees accounted for 21% and 15% of accounts receivable. For the year ended December 31, 2015, no international licensees accounted for more than 10% of revenue. For the years ended December 31, 2014 and 2013, our South African licensee, Tracker South Africa, accounted for 11% of revenue.
Income Taxes and Deferred Taxes.    Our annual tax rate is based on our income (loss), statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions.
We file federal and state income tax returns in the United States and tax returns in 7 international jurisdictions. We estimate our income tax expense after considering, among other factors, differing tax rates between jurisdictions, allocation factors, tax credits, nondeductible items and changes in enacted tax rates.
Deferred taxes arise because of differences in treatment between financial statement accounting and tax accounting, known as temporary differences. The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities on the consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of operations. At December 31, 2015, we maintain a full valuation allowance against our worldwide deferred tax assets, net of deferred tax liabilities, with the exception of Ireland, which has deferred tax assets of zero. If sufficient evidence of our ability to generate future taxable income in any of the jurisdictions in which we currently maintain a valuation allowance becomes more likely than not, we may reduce our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statement of operations.
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
As of December 31, 2015 and December 31, 2014, we had no material uncertain tax positions. However, if an uncertain tax position does arise, the Company will recognize interest and penalties related to income tax matters within income tax expense. At December 31, 2015 and December 31, 2014, we had no accrued interest and penalties.
We are subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal tax matters through 2011 and state income tax matters through 2006. All material foreign income tax matters through 2008 have been substantially concluded as well.
Effective January 1, 2006, LoJack Ireland commenced operations. As a result of this business structure, LoJack Ireland carries out the majority of our international activities. LoJack Ireland’s business activities are taxed at a rate of 12.5%.
In general, it is the practice and intention of the Company to indefinitely reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2015, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $11,897,000 of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries because such earnings are considered to be indefinitely reinvested in the business. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
Commitments and Contingent Liabilities. We are subject to various claims and contingencies related to lawsuits as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments, including any legal costs associated with a loss contingency, when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise estimates. Given the nature of most litigation, the company is typically unable to estimate probable legal costs associated with pending litigation matters and therefore, such costs are most often expensed as incurred. (Also see Note 10 to the consolidated financial statements in Item 8 of this annual report.)
Recently Adopted Accounting Guidance and Accounting Guidance Issued But Not Yet Adopted
See Note 1 to the accompanying consolidated financial statements included herein at Item 8, for accounting standards recently issued but not yet adopted.
RESULTS OF OPERATIONS
Revenue
For the year ended December 31, 2015, consolidated revenue decreased $4,016,000, or 3%, as compared to 2014. Consolidated revenue for the year ended December 31, 2014 decreased $6,639,000, or 5%, as compared to 2013. The following table presents revenue by our segments (dollars in thousands):

				Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
North America	$87,179	$93,779	$99,266	(7)%	(6)%
International	37,219	35,519	36,485	5%	(3)%
All Other	5,154	4,270	4,456	21%	(4)%
Total revenue	$129,552	$133,568	$140,207	(3)%	(5)%
North America Segment
Revenue related to our North America segment decreased $6,600,000, or 7%, in 2015 as compared to 2014 and decreased $5,487,000, or 6%, in 2014 as compared to 2013.
The activity which resulted in the decrease in our North America segment revenue for the year ended December 31, 2015 as compared to the same period in 2014 was primarily attributable to:

•
A decrease of $4,269,000, or 76%, in revenue from our Canadian business, due to management's decision during the second quarter of 2015 to cease all sales operations in Canada for LoJack Systems, while continuing to support all of our Canadian customers who have existing stolen vehicle recovery products installed on their vehicles;

•
A decrease of $3,562,000, or 24%, in revenue from our Early Warning and warranty products, due in large part to the continued success of our pre-install program, which typically has a lower attachment rate for ancillary products;

•	A decrease of $1,739,000, or 26%, in revenue from our Commercial stolen vehicle recovery business due to a 16% decline in unit volume and an 11% decline in average revenue per unit;

•	A decrease of $504,000, or 41%, in revenue from the sale of LoJack Units in our direct channel, resulting from a 34% decrease in unit volume as well as an 11% decrease in average revenue per unit; and

•	A decrease of $210,000 in all other revenue; partially offset by

•	An increase of $2,658,000, of 4%, in revenue from our Dealer channel, primarily due to a 6% increase in unit volume partially offset by a 2% decrease in average revenue per unit; and

•	An increase of $976,000, or 198%, in revenue from our telematics business, resulting from the sale of our LoJack Fleet Management and LoJack Connect products.
The activity which resulted in the decrease in our North America segment revenue for the year ended December 31, 2014 as compared to the same period in 2013 was primarily attributable to:

•
A decrease of $1,581,000, or 20%, in revenue from our warranty products, primarily due to a decrease in the number of warranty products sold, largely due to a 23% increase in our pre-install sales volume, as these sales typically have a lower attachment rate for warranty products;

•
A decrease of $1,654,000, or 23%, in revenue from our Canadian business, driven by a $2,371,000, or 50%, decrease in service revenue primarily resulting from a 48% decline in the average number of subscribers, partially offset by a $717,000, or 28%, increase in unit revenue driven by a 27% increase in the number of base units sold;

•
A decrease of $975,000, or 1%, in revenue from the sale of LoJack Units due to a 3% decrease in average revenue per unit resulting from the continued success of our pre-install program, partially offset by a 2% increase in unit volume;

•	A decrease of $370,000, or 4%, in revenue from our Early Warning products;

•	A decrease of $299,000 in all other revenue, primarily the result of increases in promotions offered and partially offset by an increase in revenue from repairs and inspections; and

•	A decrease of $593,000, or 69%, in revenue from the sale of motorcycle products, including units and warranty products.
International Segment
Revenue related to our International segment increased $1,700,000, or 5%, in 2015 as compared to 2014, and decreased $966,000, or 3%, in 2014 as compared to 2013.
The increase in International segment revenue for 2015 as compared to 2014 was primarily attributable to:

•	An increase of $1,793,000, or 31%, in revenue from our Italy business;

•
An increase of $1,945,000, or 172%, in other revenue, primarily due to $2,000,000 in revenue resulting from an agreement entered into with one of our international licensees for certain modifications to their license agreement; partially offset by

•	A decrease of $2,038,000, or 7%, in product revenue from our licensees as a result of a 2% decrease in the number of units sold and a 5% decrease in average revenue per unit.
The decrease in International segment revenue for 2014 as compared to 2013 was primarily attributable to:

•	A decrease of $2,185,000, or 7%, in product revenue from our licensees as a result of a 2% decrease in the number of units sold and a 5% decrease in average revenue per unit; and

•	A decrease of $827,000, or 42%, in revenue from the sale of infrastructure components, royalty, license fee, and other revenue from our licensees; partially offset by

•	An increase of $2,047,000, or 55%, in revenue from our Italy business.
All Other Segment
Revenue related to our All Other segment increased $884,000, or 21%, in 2015 as compared to 2014, and decreased $186,000, or 4%, in 2014 as compared to 2013.
The increase in All Other segment revenue from 2014 to 2015 was primarily the result of a $798,000, or 20%, increase in revenue from SCI. The decrease in All Other segment revenue from 2013 to 2014 was primarily the result of a $174,000, or 4%, decrease in revenue from SCI.

Cost of Goods Sold
The following table presents cost of goods sold by our segments (dollars in thousands):

				Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
North America	$44,214	$56,016	$48,010	(21)%	17%
International	13,927	16,479	14,063	(15)%	17%
All Other	965	951	964	1%	(1)%
Total cost of goods sold	$59,106	$73,446	$63,037	(20)%	17%
As a percentage of total revenue, total cost of goods sold was 46%, 55% and 45% in 2015, 2014 and 2013, respectively.
North America Segment
As a percentage of North America segment revenue, North America segment cost of goods sold was 51%, 60% and 48% in 2015, 2014 and 2013, respectively.
The decrease in cost of goods sold as a percentage of revenue for 2015 as compared to 2014 was primarily due to an accrual recorded during the year ended December 31, 2014 for the estimated costs and expenses associated with our quality assurance program related to the evaluation of certain batteries which have exhibited degraded performance below our quality standards, as discussed in Note 10 to the consolidated financial statements in Item 8 of this annual report.
The increase in cost of goods sold as a percentage of revenue for 2014 as compared to 2013 was primarily due to an accrual recorded during the year ended December 31, 2014 for the estimated costs and expenses associated with our quality assurance program related to the evaluation of certain batteries which have exhibited degraded performance below our quality standards, as discussed in Note 10 to the consolidated financial statements in Item 8 of this annual report, as well as a decrease in average revenue per unit.
International Segment
As a percentage of International segment revenue, International segment cost of goods sold was 37%, 46% and 39% in 2015, 2014 and 2013, respectively.
The decrease from 2014 to 2015 was primarily due to an accrual recorded during the year ended December 31, 2014 for the estimated costs and expenses associated with our assistance to our international licensees with respect to their quality assurance programs related to the evaluation of certain batteries which have exhibited degraded performance below our quality standards, as discussed in Note 10 to the consolidated financial statements of this report, and the recognition of $2,000,000 in revenue resulting from an agreement entered into with one of our international licensees for certain modifications to their license agreement, for which there was no associated cost; these decreases were partially offset by a 5% decrease in average revenue per unit.
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
All Other Segment
As a percentage of All Other segment revenue, All Other segment cost of goods sold was 19%, 22% and 22% in 2015, 2014 and 2013, respectively.
Operating Expenses
The following table presents our consolidated operating expenses (dollars in thousands):

				Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Product development	$5,072	$5,730	$5,434	(11)%	5%
Sales and marketing	28,843	32,663	32,005	(12)%	2%
General and administrative	28,742	35,155	35,840	(18)%	(2)%
Legal settlement	—	—	(623)	—%	(100)%
Depreciation and amortization	4,077	3,419	3,881	19%	(12)%
Total operating expenses	$66,734	$76,967	$76,537	(13)%	1%

Product Development
As a percentage of total revenue, product development expenses were 4% in 2015, 2014 and 2013. Product development expense decreased $658,000 in 2015 as compared to 2014 and increased $296,000 in 2014 as compared to 2013.
The decrease in 2015 was primarily due to:

•	A $207,000 decrease in severance expense;

•	A $402,000 decrease in salaries expense, primarily due to permanent and temporary cost cutting measures implemented by the Company during the second quarter of 2015;

•	A $141,000 decrease in benefits expense; and

•	A $210,000 decrease in consulting expenses; partially offset by

•	A $463,000 increase in bonus expense.
The increase in 2014 was primarily due to:

•	A $196,000 increase in research and development expenses; and

•	A $143,000 increase in consulting expenses; partially offset by

•	A $137,000 decrease in compensation expense.
We expect product development expenses as a percentage of revenue in 2016 to be flat as compared to 2015.
Sales and Marketing
As a percentage of total revenue, sales and marketing expenses were 22%, 24% and 23% in 2015, 2014 and 2013, respectively. Sales and marketing expenses decreased $3,820,000 in 2015 as compared to 2014 and increased $658,000 in 2014 as compared to 2013.
The decrease in 2015 as compared to 2014 was primarily attributable to:

•	Decreased salary expense of $2,743,000, primarily due to permanent and temporary cost cutting measures implemented by the Company during the second quarter of 2015;

•	Decreased severance expense of $466,000;

•	Decreased benefits expense of $633,000 due in large part to the suspension of the employer match portion of the Company's defined contribution benefit plan;

•	Decreased advertising expenses of $1,205,000;

•	Decreased travel expense of $400,000;

•	Decreased dues and subscription expenses of $122,000;

•	Decreased entertainment expenses of $124,000; and

•	Decreased direct mail expenses of $303,000; partially offset by

•	Increased bonus and commissions expense of $1,899,000;

•	Increased bad debt expense of $373,000;

•	Increased consulting expense of $164,000;

•	Increased expo fee expenses of $195,000; and

•	Increased expenses relating to lead generation services for our telematics business of $119,000.
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
We expect sales and marketing expenses as a percentage of revenue in 2016 to be flat as compared to 2015.

General and Administrative
As a percentage of total revenue, general and administrative expenses were 22%, 26% and 26% in 2015, 2014 and 2013, respectively. General and administrative expenses decreased by $6,413,000 in 2015 as compared to 2014 and decreased by $685,000 in 2014 as compared to 2013.
The decrease in 2015 as compared to 2014 was primarily attributable to:

•	A decrease of $2,198,000 in salary expense, primarily due to permanent and temporary cost cutting measures implemented by the Company during the second quarter of 2015;

•	A decrease of $369,000 in severance expense;

•	A decrease of $1,304,000 in benefits expense due in large part to the suspension of the employer match portion of the Company's defined contribution benefit plan;

•	A decrease of $1,423,000 in outside legal expenses due to decreased litigation;

•	A decrease of $256,000 in travel expenses;

•	A decrease of $913,000 in consulting expense;

•	A decrease of $549,000 in recruiting expenses;

•	A decrease of $317,000 in office rent expense;

•	A decrease of $201,000 in expense related to stock based compensation for our Board of Directors; and

•	A decrease of $723,000 in sales tax expense; partially offset by

•	An increase of $1,408,000 in bonus expense; and

•	An increase of $400,000 primarily relating to increased general and administrative expense at SCI.
The decrease in 2014 as compared to 2013 was primarily attributable to:

•	A decrease of $2,917,000 in outside legal expenses due to decreased litigation;

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
General and administrative expenses as a percentage of revenue are expected to decrease slightly in 2016 due to reduced spending on consulting related to our ERP system.
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
Depreciation and Amortization
As a percentage of total revenue, depreciation and amortization expense was 3% in 2015, 2014 and 2013.
Depreciation and amortization expense increased by $658,000 in 2015 as compared to 2014 and decreased by $462,000 in 2014 as compared to 2013. The increase in depreciation for 2015 was primarily due to the deployment of the U.S. portion of our ERP system. The decrease in 2014 was primarily due to the retirement of assets and certain assets becoming fully depreciated during the years ended December 31, 2014 and 2013.
Depreciation and amortization expense as a percentage of revenue in 2016 is expected to be flat as compared to 2015. We expect capital expenditures for 2016 to be between $3,000,000 and $4,500,000.
Other Income (Expense)
The following table presents our other income and expenses (dollars in thousands):

				Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Interest income	$17	$8	$97	113%	(92)%
Interest expense	(884)	(816)	(943)	8	(13)
Other income (loss)	1,713	(124)	1,008	(1,481)	(112)
Total other income (expense)	$846	$(932)	$162	(191)%	(675)%
Other income (expense) for 2015 increased by $1,778,000, or 191%, as compared to 2014. The increase was primarily due to $2,000,000 in other income related to the settlement of the litigation with our former Brazilian licensee, as discussed in "Part I - Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2014, partially offset by an increase of $157,000 in our losses on foreign currency transactions.
Other income (expense) for 2014 decreased by $1,094,000, or 675%, as compared to 2013. The decrease was primarily due to a $684,000 decrease in gains from the sale of marketable securities, a $172,000 decrease in dividend income and $184,000 increase in losses on foreign currency transactions; partially offset by decreased interest expense of $127,000.
Provision (Benefit) for Income Taxes
We recorded a $1,281,000 provision for income taxes for the twelve months ended December 31, 2015. This amount is comprised of the provision for income taxes for our Irish subsidiary and miscellaneous state tax provisions.
The effective tax rate is lower than the U.S. statutory rate as a result of recording a taxable profit in our Irish operations. Furthermore, we recorded a tax provision on our year-to-date Irish profits and are recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continue to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at December 31, 2015.
Deferred taxes arise because of differences in treatment between financial statement accounting and tax accounting, known as temporary differences. The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities on the consolidated balance sheet. Deferred tax assets generally result in tax deductions or credits subsequent to the period in which the related item was recorded in the consolidated statement of operations. At December 31, 2015, we maintain a full valuation allowance against our worldwide deferred tax assets, net of deferred tax liabilities, with the exception of Ireland, which has deferred tax assets of zero. If sufficient evidence of our ability to generate future taxable income in any of the jurisdictions in which we currently maintain a valuation allowance becomes more likely than not, we may reduce our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statement of operations.
We recorded a $176,000 provision for income taxes for the twelve months ended December 31, 2014. This amount is comprised of the provision for income taxes for our Irish subsidiary and miscellaneous state tax provisions.
At December 31, 2013, we recorded a $2,518,000 benefit for income taxes. This amount was primarily related to discrete tax benefits of $2,450,000 and $997,000, due to the release of tax reserves associated with the settlement of tax examinations and an expiration of a statute of limitations during the second and third quarters, respectively.

Net Income (Loss) Attributable to LoJack Corporation and Income (Loss) Per Share
As a result of the foregoing, for the years ended December 31, 2015, 2014 and 2013, net income (loss) attributable to LoJack Corporation and diluted income (loss) per share were as follows (dollars in thousands, except for per share amounts):

				Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net income (loss) attributable to LoJack Corporation	$3,197	$(17,924)	$3,167	(118)%	(666)%
Diluted income (loss) per share attributable to LoJack Corporation	$0.17	$(0.99)	$0.18	(117)%	(650)%
Weighted average shares — diluted	18,675,846	18,017,286	18,051,090	4%	—%
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
On December 29, 2015, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”), with respect to a new revolving credit facility to replace our prior credit facility (as described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2014). The Loan Agreement provides for a revolving credit facility in a maximum amount equal to the lesser of (i) $12,000,000 and (ii) a borrowing base calculated as (a) 85% of certain accounts receivable and other similar amounts owed to the Company plus (b) prior to the end of 2016, an additional $1,000,000 for as long as the Company maintains at least $2,000,000 in unrestricted cash in the United States. Initial borrowings under the new credit facility in the amount of $7,000,000 were used to refinance the Company’s existing indebtedness, and borrowings may be used for working capital and other general corporate purposes.
The new revolving credit facility terminates on March 29, 2018, at which point all amounts outstanding under the revolving credit facility will be due. The interest rate on borrowings under the Loan Agreement is the prime rate plus 0.25% (or, if the Company maintains a certain liquidity ratio as described in the Loan Agreement, the prime rate), and there is a commitment fee of 0.375% on the unused portions of the credit facility. Borrowings under the credit facility are secured by substantially all of our assets, including intellectual property and a pledge of 65% of the capital stock of certain foreign subsidiaries.
The Loan Agreement contains customary representations and warranties and affirmative and negative covenants, including a minimum adjusted EBITDA covenant. The Loan Agreement also contains customary events of default, including, without limitation, defaults in the payment of principal or interest, defaults in compliance with the terms and conditions of the Loan Agreement and other documents evidencing the credit facility, default upon a material adverse change in the Company, defaults in payments relating to certain other indebtedness, and bankruptcy or other insolvency events. Following an event of default, the Loan Agreement provides for various customary remedies for the Lender, including the acceleration of repayment of outstanding amounts under the Loan Agreement.
In connection with the Loan Agreement described above, effective as of December 30, 2015, the Multicurrency Revolving Credit Agreement (the "Credit Agreement"), dated as of December 29, 2009 (as amended), between the Company and Citizens Bank, N.A., as Administrative Agent, and T.D. Bank, N.A., as Issuing Bank, was terminated and the outstanding borrowings of $6,600,000 thereunder were paid in full. Prior to its termination, the Credit Agreement provided the Company with a revolving credit facility in an amount of up to $8,000,000, subject to a borrowing base calculation. The interest rate on borrowings under the Credit Agreement varied depending on the Company’s choice of interest rate and currency options, plus an applicable margin. The Credit Agreement would have otherwise terminated on July 31, 2017. In connection with the termination of the Credit Agreement, we expensed approximately $207,000 of previously capitalized debt issuance costs.
As of December 31, 2015, we had total outstanding borrowings of $7,000,000 under the Loan Agreement. The interest rate in effect on these borrowings as of December 31, 2015 was 3.5%. As of December 31, 2015, we also had two outstanding irrevocable letters of credit in the aggregate amount of $453,000.
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
On February 15, 2008, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock under the Repurchase Plan and additionally renewed the remaining management discretionary authority to repurchase an incremental 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares. In November 2011, we resumed our repurchase activity under the Repurchase Plan. For the year ended December 31, 2015, we did not repurchase any shares under the Repurchase Plan. As of December 31, 2015, there were 1,205,129 shares available for repurchase under the Repurchase Plan.
We expect our continuing operations and expansion of the Italian stolen vehicle recovery network and LoJack Canada’s operating cash deficit, combined with our longer term international investment requirements and domestic expansion, to be funded using existing cash, cash flows from operations and, if needed, our existing credit facility.
We expect capital expenditures for 2016 to be between $3,000,000 and $4,500,000 which we expect to fund out of our existing working capital, which was $26,981,000 as of December 31, 2015. Non-discretionary capital expenditures planned for 2016 include $2,000,000 to $2,500,000 for enhancement of our core tracking and recovery technology as well as our telematics platform.  Discretionary expenditures for 2016, which could be delayed to a future period, include $500,000 to $1,000,000 for our expansion into the Brazilian market and another $500,000 to $1,000,000 for IT infrastructure. However, we currently have no plans to delay these projects or reduce these spending levels. For the year ended December 31, 2015, we had capital expenditures of $3,304,000.
We earn a significant amount of our operating income outside the United States, which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, $12,401,000 of cash and cash equivalents are held by foreign subsidiaries at December 31, 2015. Of the $12,401,000 of cash and cash equivalents held by foreign subsidiaries, $9,520,000, or 77%, is held in USD denominated accounts, with the remaining $2,881,000 held in foreign currency denominated accounts. We do not provide for U.S. federal income and foreign withholding taxes on the $11,897,000 of undistributed earnings from non-U.S. operations as of December 31, 2015 because we intend to reinvest such earnings indefinitely outside of the U.S. If we were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. We currently do not intend to repatriate these funds. We expect existing domestic cash, cash equivalents, short-term investments, cash flows from operations and our borrowing capacity under our Loan Agreement to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash provided by (used in):
Operating activities	$9,509	$(10,461)	$(7,331)
Investing activities	(3,735)	(7,979)	(2,408)
Financing activities	(1,535)	4,192	(6,771)
Effect of exchange rate changes on cash	(199)	(147)	(99)
Decrease in cash and cash equivalents	$4,040	$(14,395)	$(16,609)
Operating activities provided $9,509,000 of cash during the year ended December 31, 2015, as compared to using $10,461,000 of cash during the same period in 2014. This $19,970,000 increase in cash provided was due to an increase of $22,503,000 in net income after non-cash reconciling items, partially offset by a decrease of $2,533,000 in cash from working capital items.
Investing activities used $3,735,000 of cash during the year ended December 31, 2015, as compared to using $7,979,000 of cash during the same period in 2014. This $4,244,000 decrease in cash used by investing activities was primarily due to a$4,727,000 decrease in capital expenditures, due in large part to the completion of the U.S. phase of our ERP system implementation during February 2015, partially offset by a $537,000 increase in restricted cash activity.
Financing activities used $1,535,000 of cash during the year ended December 31, 2015, as compared to providing $4,192,000 of cash during the same period in 2014. The $5,727,000 decrease in cash provided by financing activities was due primarily to a $7,430,000 increase in repayments, net of proceeds, of our borrowings under our Credit Agreement, partially offset by a $1,382,000 increase in cash received from the exercise of stock options and a $235,000 decrease in tax withholdings related to stock grants and lapses.

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
CONTRACTUAL OBLIGATIONS
We have fixed contractual obligations under various operating lease agreements relating to our office locations, computer and office equipment, vehicles and tower infrastructure locations. Other contractual obligations include long-term debt and non-cancelable inventory purchase commitments. Contractual obligations and commercial commitments existing at December 31, 2015 were as follows (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
SCI convertible promissory note, long-term debt obligation	$478	$—	$478	$—	$—
Term loan debt obligation	7,000	—	7,000	—	—
Interest on term loan debt obligation(1)	558	250	308	—	—
Operating lease obligations	18,115	4,842	6,273	3,017	3,983
Purchase obligations	4,645	4,625	20	—	—
Total	$30,796	$9,717	$14,079	$3,017	$3,983

(1)
Borrowings under the Loan Agreement bear interest at a variable rate, adjustable quarterly, at our option. Interest has been calculated assuming the interest rate prevailing as of December 31, 2015, which was 3.5%.

OFF BALANCE SHEET ARRANGEMENTS
We have no material off balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have limited exposure to market risk due to the nature of the financial instruments carried on our consolidated balance sheet. Our financial instruments as of December 31, 2015 consisted of cash and cash equivalents, restricted cash, marketable securities, other assets, accounts receivable, accounts payable, accrued liabilities, long-term debt and Loan facilities. Our financial position is subject to market risk, including, but not limited to, changes in the value of financial instruments including those resulting from changes in interest rates, foreign currency exchange rates and market valuation. As of December 31, 2015, the fair value of these financial instruments approximated their carrying values.
We are exposed to changes in interest rates primarily through amounts outstanding under our Loan Agreement. As of December 31, 2015, we analyzed the effect of interest rates on our variable-rate Loan Agreement, for which there was $7,000,000 of total outstanding borrowings. Based on the outstanding borrowings under the Loan Agreement at December 31, 2015, a 1% increase in the interest rate would result in an additional $70,000 of annual interest expense.
We are subject to foreign currency risk through our international operations. As of December 31, 2015, we carry cash denominated in foreign currencies, primarily in the euro, Canadian dollar, and Brazilian real. These assets accounted for approximately 13% of the total cash and cash equivalents at December 31, 2015. We translate accounts for subsidiaries whose functional currency is not the U.S. dollar using exchange rates in effect at period-end for assets and liabilities and exchange rates averaged over the period for results of operations. The related translation adjustments are reported in accumulated other comprehensive income in equity. Transaction gains and losses are reported in the consolidated statement of operations. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of our International segment revenue is denominated in U.S. dollars. This may change in the future if revenue earned and expenses incurred denominated in foreign currencies increases.
We manage future foreign exchange risk exposures that cause both earnings and cash volatility by utilizing a hedging strategy if the exposure is material and the hedge is cost effective. As of December 31, 2015, we had no derivative contracts outstanding. We do not enter into financial instrument transactions for trading or speculative purposes. We have not established any special purpose entities and do not have any material off balance sheet financing transactions. We will continue to monitor our foreign currency exposure and will implement a hedging strategy if we feel that we are materially at risk and that the hedge is cost effective.

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
Our other assets include our investment in our French licensee, in the form of a publicly-traded common stock, accounted for as an available-for-sale security and valued at the quoted closing price on its market exchange as of the reporting date. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. During the year ended December 31, 2015, we recorded $117,000 in unrealized gains in accumulated other comprehensive income. Realized gains and losses on available-for-sale securities are included in other income (expense). No realized gains or losses were recorded for the year ended December 31, 2015.
As of December 31, 2015, we held $21,628,000 of cash and cash equivalents. Of this balance, $2,881,000, or 13%, is denominated in foreign currencies, including the Canadian dollar, euro and Brazilian real. The remaining $18,747,000, or 87%, is denominated in U.S. dollars. At December 31, 2015, $820,000, or 4%, of our total cash and cash equivalents balance was held in money market accounts, with the remaining $20,808,000 held in traditional deposit accounts.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LoJack Corporation:
We have audited the accompanying consolidated balance sheets of LoJack Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LoJack Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2016 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Boston, Massachusetts
March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LoJack Corporation:
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows of LoJack Corporation and subsidiaries for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of LoJack Corporation and subsidiaries for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Boston, Massachusetts
March 10, 2014

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,628	$17,588
Restricted cash	490	—
Accounts receivable, net of allowances of $1,904 and $1,781, respectively	24,528	23,963
Inventories	7,290	8,323
Prepaid expenses and other	2,254	3,480
Prepaid and receivable income taxes	132	333
Deferred income taxes	587	463
Total current assets	56,909	54,150
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $46,147 and $45,468, respectively	15,372	16,791
INTANGIBLE ASSETS — NET	70	80
GOODWILL	1,245	1,245
OTHER ASSETS — NET	4,409	3,994
TOTAL	$78,005	$76,260
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term debt	$86	$3,500
Accounts payable	4,918	6,295
Accrued and other liabilities	9,994	12,657
Current portion of deferred revenue	6,516	7,535
Accrued compensation	8,414	5,777
Total current liabilities	29,928	35,764
LONG TERM DEBT	7,478	6,978
DEFERRED REVENUE	9,815	9,609
DEFERRED INCOME TAXES	587	463
OTHER ACCRUED LIABILITIES	984	1,056
ACCRUED COMPENSATION	1,351	1,945
Total liabilities	50,143	55,815
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)
EQUITY:
Preferred stock — $.01 par value; authorized, 10,000,000 shares	—	—
Common stock — $.01 par value; authorized, 35,000,000 shares; issued and outstanding, 19,588,656 shares at December 31, 2015 and 18,755,731 shares at December 31, 2014	196	187
Additional paid-in capital	30,106	26,855
Accumulated other comprehensive income	8,311	7,431
Accumulated deficit	(10,823)	(14,020)
Total LoJack Corporation equity	27,790	20,453
Noncontrolling interest in subsidiary	72	(8)
Total equity	27,862	20,445
TOTAL	$78,005	$76,260
The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except share and per share amounts)
Revenue	$129,552	$133,568	$140,207
Cost of goods sold	59,106	73,446	63,037
Gross profit	70,446	60,122	77,170
Costs and expenses:
Product development	5,072	5,730	5,434
Sales and marketing	28,843	32,663	32,005
General and administrative	28,742	35,155	35,840
Legal settlement	—	—	(623)
Depreciation and amortization	4,077	3,419	3,881
Total	66,734	76,967	76,537
Operating income (loss)	3,712	(16,845)	633
Other income (expense):
Interest income	17	8	97
Interest expense	(884)	(816)	(943)
Other, net	1,713	(124)	1,008
Total	846	(932)	162
Income (loss) before provision (benefit) for income taxes and net income (loss) attributable to the noncontrolling interest	4,558	(17,777)	795
Provision (benefit) for income taxes	1,281	176	(2,518)
Net income (loss)	3,277	(17,953)	3,313
Less: Net income (loss) attributable to the noncontrolling interest	80	(29)	146
Net income (loss) attributable to LoJack Corporation	$3,197	$(17,924)	$3,167
Income (loss) per share attributable to LoJack Corporation:
Basic	$0.17	$(0.99)	$0.18
Diluted	$0.17	$(0.99)	$0.18
Weighted average shares:
Basic	18,414,398	18,017,286	17,712,002
Diluted	18,675,846	18,017,286	18,051,090
The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net income (loss)	$3,277	$(17,953)	$3,313
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	763	555	909
Unrealized gains (losses) on marketable securities	117	1	(225)
Total comprehensive income (loss)	4,157	(17,397)	3,997
Less: Comprehensive income (loss) attributable to the noncontrolling interest	80	(29)	146
Comprehensive income (loss) attributable to LoJack Corporation	$4,077	$(17,368)	$3,851

The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	LoJack Corporation Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income
	Number of Shares	Amount			Retained Earnings		Noncontrolling Interest in Subsidiary	Total Equity
						Total
	(In thousands, except share amounts)
Balance, January 1, 2013	18,187,703	$182	$23,261	$6,191	$737	$30,371	$(125)	$30,246
Net income					3,167	3,167	146	3,313
Unrealized loss on marketable securities, net of tax				(225)		(225)		(225)
Foreign currency translation				909		909		909
Exercise of stock options	64,675	1	264			265		265
Repurchase of common stock and stock withheld for tax on stock compensation	(53,576)	(1)	(179)			(180)		(180)
Restricted stock grants, net of forfeitures	542,451	5	(5)
Compensation expense associated with stock based compensation			1,681			1,681		1,681
Balance, December 31, 2013	18,741,253	$187	$25,022	$6,875	$3,904	$35,988	$21	$36,009
Net loss					(17,924)	(17,924)	(29)	(17,953)
Unrealized gain on marketable securities, net of tax				1		1		1
Foreign currency translation				555		555		555
Exercise of stock options	124,248	1	489			490		490
Repurchase of common stock and stock withheld for tax on stock compensation	(72,291)	(1)	(338)			(339)		(339)
Restricted stock grants, net of forfeitures	(37,479)	—	—
Compensation expense associated with stock based compensation			1,682			1,682		1,682
Balance, December 31, 2014	18,755,731	$187	$26,855	$7,431	$(14,020)	$20,453	$(8)	$20,445
Net income					3,197	3,197	80	3,277
Unrealized gain on marketable securities, net of tax				117		117		117
Foreign currency translation				763		763		763
Exercise of stock options	471,093	5	1,866			1,871		1,871
Repurchase of common stock and stock withheld for tax on stock compensation	(30,061)	—	(105)			(105)		(105)
Restricted stock grants, net of forfeitures	391,893	4	(4)
Compensation expense associated with stock based compensation			1,494			1,494		1,494
Balance, December 31, 2015	19,588,656	$196	$30,106	$8,311	$(10,823)	$27,790	$72	$27,862
The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,277	$(17,953)	$3,313
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	1,494	1,682	1,681
Depreciation and amortization	4,556	3,713	4,131
Non cash revenue from warrants	(274)	(547)	(547)
Allowance for doubtful accounts	124	(218)	(561)
Deferred income taxes	—	—	145
(Gain) loss on disposal of property and equipment	15	12	(15)
Gain on sale of marketable securities	—	—	(591)
Increase (decrease) in cash from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(838)	2,635	(5,936)
Inventories	939	(1,179)	(119)
Prepaid expenses and other	1,202	(1,234)	657
Prepaid income taxes	201	(147)	1,134
Other assets	218	(45)	113
Accounts payable	(1,321)	(526)	888
Accrued and other liabilities	28	5,252	(7,640)
Deferred revenue, net of deferred costs	(112)	(1,906)	(3,984)
Net cash provided by (used in) operating activities	9,509	(10,461)	(7,331)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(3,304)	(8,031)	(5,176)
Proceeds from sale of marketable securities	—	—	2,468
Other	59	5	122
Restricted cash	(490)	47	178
Net cash used in investing activities	(3,735)	(7,979)	(2,408)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	1,871	489	264
Repayment of debt	(10,000)	—	(19,560)
Repurchase of common stock	—	—	(111)
Proceeds from debt	7,000	4,204	12,704
Payment of tax withholding obligations related to stock compensation	(105)	(340)	(68)
Payment of debt issuance costs	(387)	(161)	—
Other	86	—	—
Net cash (used in) provided by financing activities	(1,535)	4,192	(6,771)
Effect of exchange rate changes on cash and cash equivalents	(199)	(147)	(99)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,040	(14,395)	(16,609)
BEGINNING CASH AND CASH EQUIVALENTS	17,588	31,983	48,592
ENDING CASH AND CASH EQUIVALENTS	$21,628	$17,588	$31,983
Supplemental cash flow information:
Income taxes paid	$75	$333	$43
Interest paid	$884	$816	$943
The accompanying notes are an integral part of the consolidated financial statements.

LOJACK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
1.    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company — LoJack Corporation and subsidiaries, or LoJack, we, our, or the Company, is a global leader in providing after-market safety, security and protection products and services for tracking and recovering cars, trucks and other valuable mobile assets. Our proprietary technology, wireless network and integration with law enforcement agencies provide an effective means for the tracking and recovery of these assets. Our headquarters are located in Canton, Massachusetts and as of December 31, 2015 we have operations in 29 states and the District of Columbia in the United States and 30 foreign countries and territories.
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
Summary of Significant Accounting Policies
Principles of Consolidation — The consolidated financial statements include the accounts of LoJack, our wholly-owned subsidiaries and our controlling interest in SC-Integrity Inc., or SCI. We consolidate entities which we own or control. All intercompany transactions and balances have been eliminated in consolidation.
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
For those warranties for which a third party, and not LoJack, is the primary obligor, we record revenue on a gross basis, with related unit costs being included in cost of goods sold. We considered the factors for gross and net revenue recording and determined that despite not being the primary obligor for the majority of these arrangements, gross revenue reporting was appropriate based on the relevant accounting guidance. Specifically, we have latitude in establishing price; we can change the product offering; we have discretion in supplier selection; we are involved in the determination of product or service specifications; we bear the credit risk; and the amount that we earn on each contract is not fixed. During the years ended December 31, 2015, 2014 and 2013, we recognized $5,198,000, $6,272,000 and $6,435,000, respectively, of revenue related to the sale of our extended warranty products for which we are not the primary obligor. We recognized related cost of goods sold of $1,042,000, $1,139,000 and $1,084,000 during the years ended December 31, 2015, 2014 and 2013, respectively.
We recognize license fees from our international licensees in revenue over the term of the license (typically ten years) and we recognize royalty revenue when earned or when payment is reasonably assured, whichever is later. (Also see Note 5 for a discussion of the license income related to Absolute Software Corporation, or Absolute.)
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
Advertising Expenses — Advertising costs, which include the placement of advertisements, third party media consulting firm fees, trade shows and promotional literature, are expensed as incurred and are classified under sales and marketing expense. Advertising expenses for the years ended December 31, 2015, 2014 and 2013 were $1,468,000, $2,856,000 and $2,434,000, respectively.
Warranty Costs — We provide for the estimated costs associated with fulfilling our warranty related obligations based primarily on our historical experience of the cost of fulfilling our warranty obligations. The estimated provision for accrued warranty costs is included in the consolidated balance sheet within accrued and other liabilities. Warranty coverage is provided on both our LoJack Units and Boomerang Units. We warrant to consumers that LoJack Units and Boomerang Units will be free from defects in material or workmanship for a period of two years from the date of installation. We also warrant to purchasers of the LoJack Unit that if a LoJack Unit equipped vehicle is stolen in a covered jurisdiction within two years of installation and not recovered within 24 hours from the time that the theft is reported to the police, we will pay the consumer an amount equal to the full purchase price of the LoJack Unit up to a maximum of $695 (up to $995 if the consumer has purchased LoJack Early Warning). We warrant to purchasers of the Boomerang Units that if the Boomerang-equipped vehicle is stolen and not recovered within 60 days of the reported theft, we will pay the consumer an amount equal to the full purchase price of the unit and the service fees, up to a maximum of CAD $1,000 for the Boomerang Unit and CAD $2,000 for the Boomerang Unit with automatic theft notification. For the BoomerangXpress Units, we will offer the consumer a new unit, including installation, free of charge.
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
A rollforward of the activity of the warranty reserve is as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$285	$465	$859
Additions charged to cost and expense	54	42	206
Warranty claims	(155)	(222)	(600)
Balance at end of year	$184	$285	$465
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
Cash and Cash Equivalents — We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. We periodically maintain bank balances which exceed the federally insured limit. We routinely assess the financial strength of our depository banks and believe we had no significant exposure to credit risks as of December 31, 2015.
Marketable Securities — All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. We determine the classification at the time of purchase.
Our investment in our French licensee, in the form of a publicly-traded common stock, is accounted for as an available-for-sale security and is valued at the quoted closing price on its market exchange as of the reporting date. No realized gains or losses were recorded for the years ended December 31, 2015, 2014 or 2013. Our investment in our French licensee is reported as a long-term asset on our consolidated balance sheet. Unrealized gains or losses on available-for-sale securities are included, net of tax, in accumulated other comprehensive income in equity until the disposition of the security. We follow the specific identification method in determining the cost basis in computing realized gains and losses on the sale of available-for-sale securities. Realized gains and losses on available-for-sale securities are included in other income (expense).
The investments of the deferred compensation plan are included in other assets at fair value. (See Note 11 for further discussion.)
Accounts Receivable — We maintain an allowance for doubtful accounts based on an assessment of collectability of all outstanding receivables. We make this assessment by evaluating the creditworthiness of our customers, historical trends and economic circumstances. A rollforward of the activity of the allowance for doubtful accounts is as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$1,781	$2,023	$2,599
Reductions to the provision	124	(218)	(561)
Accounts written off, net of recoveries	(1)	(24)	(15)
Balance at end of year	$1,904	$1,781	$2,023
Customer and Vendor Concentration — Accounts receivable in the United States are due principally from automobile dealers that are geographically dispersed. Accounts receivable in Canada consist of payments due from our dealer channel and corporate accounts. International accounts receivable are principally due from international licensees. As of December 31, 2015, one international licensee accounted for 22% of accounts receivable. As of December 31, 2014, two international licensees accounted for 21% and 15% of accounts receivable. For the year ended December 31, 2015 no international licensees accounted for more than 10% of revenue. For the years ended December 31, 2014 and 2013, our South African licensee, Tracker South Africa, accounted for 11% of revenue. When possible, payment for our products from international licensees is supported by the purchase of private trade-credit insurance paid for by the licensee.
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
Property and Equipment — Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as detailed below:

Useful Life (years)
System components and vehicle tracking units	7
Office equipment, computer equipment and software	3-5
Software developed for internal use	3-5
Furniture and fixtures	5
Leasehold improvements	shorter of useful life or lease term
Vehicles	3
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
Internal Software Development Costs — We capitalize internal software development costs associated with software developed for internal use. In accordance with ASC 350-40, Internal-Use Software, expenses related to the design of software, coding and installation of hardware, and certain costs incurred to allow access to or conversion of old data by new systems are capitalized. Costs related to training and data migration activities are expensed as incurred. Capitalized internal software development costs are amortized over the period of economic benefit, generally between three and five years. For the years ended December 31, 2015 and 2014, capitalized software included in property and equipment totaled $5,814,000 and $1,499,000, net of accumulated amortization of $15,246,000 and $14,107,000, respectively. For the years ended December 31, 2015, 2014 and 2013, we deployed internal software development costs of $6,215,000, $556,000 and $1,539,000, respectively. The majority of our internal software development costs deployed during the year ended December 31, 2015 were capitalized as of December 31, 2014, but had not yet been placed into service. For the years ended December 31, 2015, 2014 and 2013, $1,902,000, $656,000 and $576,000, respectively, of amortization expense was recorded for these capitalized internal software costs. Additions to internal software development costs are included in investments in property and equipment in the consolidated statements of cash flows.

Cost-Basis Investments — We have made investments in some of our international licensees. These investments to date have resulted in ownership of less than 20% of any one licensee. Unless the shares are marketable securities, these investments are accounted for using the cost method of accounting. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings, additional investments made and other ownership changes. We have not recorded any gains or losses on these investments in the years ended December 31, 2015, 2014 and 2013. (Also see Note 5.)
Equity Investments— We have a 64% interest in SCI, a Texas based company which provides comprehensive solutions for cargo theft monitoring prevention, investigation, tracking and recovery. Prior to August 2008, we had accounted for our interest in SCI utilizing the equity method of accounting. During the third quarter of 2008, we increased our equity investment in SCI from 40% to 60% and as a result began consolidating the results of its operations in our consolidated financial statements as well as accounting for the corresponding impact of SCI’s noncontrolling interest in a separate component of our consolidated balance sheet and statement of operations. In October 2009, we, along with the noncontrolling interest in SCI, invested an additional $800,000 into SCI in exchange for 1,188,707 shares of SCI common stock. Our portion of this investment was $508,000. As of December 31, 2015 we, along with the noncontrolling interest in SCI, have invested an additional $1,482,000, in the form of 11% convertible notes. Our portion of the notes, which was $1,004,000 as of December 31, 2015, is eliminated in consolidation. The amount of the note due to noncontrolling holders of SCI, $478,000, is classified as long-term debt on our consolidated balance sheet. (Also see Note 4.)
Goodwill and Other Intangible Assets — Goodwill is not amortized but instead is assessed for impairment at least annually and as triggering events occur. We have adopted an annual measurement date of November 30 for SCI goodwill. As of each annual measurement date, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined based on this analysis that the impairment test should be performed, the carrying value of the reporting unit is compared to its estimated fair value, and an impairment charge is measured based upon the excess of the carrying value of goodwill over the implied fair value if impairment is indicated. This analysis is performed at a reporting unit level. There was no goodwill impairment recognized for the years ended December 31, 2015, 2014 and 2013. (See Note 4 for detail.)
Other intangible assets consist of amortizing intangibles, including customer relationships, patents, trademarks, trade names and the rights to very high frequencies. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable, an assessment is completed to determine whether the fair value of the asset exceeds the carrying value. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value. If such cash flows are less than the carrying amounts, a fair value calculation is performed and the intangible assets are then written down to their respective fair values.
In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. There was no impairment charge recognized relating to other intangible assets for the years ended December 31, 2015, 2014 and 2013. (Also see Note 4.)
Impairment of Other Long-lived Assets — Other long-lived assets including property and equipment and internal software development costs are also periodically assessed for impairments. No triggering events were identified during the years ended December 31, 2015, 2014, and 2013 and, as such, no impairments were recorded in the periods presented.
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

	Year Ended December 31,
	2015	2014	2013
Weighted average shares for basic	18,414,398	18,017,286	17,712,002
Dilutive effect of stock options and restricted stock	261,448	—	339,088
Weighted average shares for diluted	18,675,846	18,017,286	18,051,090
For the year ended December 31, 2015, 1,296,267 options and 26,417 shares of restricted stock were excluded from the computation of diluted net income per share as their effect would be antidilutive. Because of the net losses reported for the year ended December 31, 2014, all shares of stock issuable pursuant to stock options and unvested stock were not considered for dilution as their effect would be antidilutive. For the year ended December 31, 2014, 2,185,199 options and 571,753 shares of restricted stock were excluded from the computation of diluted net income per share as their effect would be antidilutive. For the year ended December 31, 2013, 2,335,997 options and no shares of restricted stock were excluded from the computation of diluted net income per share as their effect would be antidilutive.
Comprehensive Income — Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation. Accumulated other comprehensive income and its components were as follows (dollars in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain on Marketable Securities	Total Accumulated Other Comprehensive Income
Balance at December 31, 2014	$7,339	$92	$7,431
Foreign currency translation adjustments	763		763
Unrealized gain on marketable securities		117	117
Balance at December 31, 2015	$8,102	$209	$8,311
Foreign Currency — The functional currency for each of our subsidiaries is the currency of the primary economic environment in which the subsidiary operates, generally defined as the currency in which the entity generates and expends cash. For all entities, with the exception of LoJack Equipment Ireland, Ltd., or LoJack Ireland, the functional currency is the local currency. LoJack Ireland’s functional currency is the U.S. dollar. All assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rates for the year. Translation gains or losses are recorded in equity as an element of accumulated other comprehensive income. We also incur transactional gains and losses resulting from transactions denominated in foreign currencies and the translation of intercompany balances which are not permanently invested. Such items are recorded as other income (expense) in the consolidated statement of operations. For the years ended December 31, 2015, 2014 and 2013, we recorded foreign currency losses of $372,000, $214,000 and $30,000, respectively.
Recently Adopted Accounting Guidance
In April 2015, FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The guidance requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation for debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcements at the June 2015 EITF Meeting. ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and must be applied on a retrospective basis with early adoption permitted. The Company has adopted this guidance as of January 1, 2016 and the adoption will not have a material impact on our consolidated financial statements.

Accounting Guidance Issued But Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and U.S. GAAP. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has approved a one year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied using one of two retrospective application methods, with early application permitted for annual reporting periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact that the implementation of this standard will have on our financial statements.
In November 2015, FASB issued ASU No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes. The new standard requires an entity to separate deferred tax liabilities and assets into a current amount and noncurrent amount in a classified statement of financial position. The update requires entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and may be early adopted on a prospective basis or on a retrospective basis to all periods presented. The Company is currently in the process of evaluating the impact that the implementation of this standard will have on our financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory. ASU 2015-11 more closely aligns the measurement of inventory in GAAP with the measurement of inventory in IFRS. The amendments in this Update require that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently in the process of evaluating the impact that the implementation of this standard will have on our financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The standard update offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, the new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires modified retrospective adoption, with early adoption permitted. Accordingly, this standard is effective for the Company on January 1, 2019. The Company is currently in the process of evaluating the impact that the implementation of this standard will have on our financial statements.

2.    INVENTORIES
Inventories are classified as follows (dollars in thousands):

	December 31,
	2015	2014
Raw materials	$162	$156
Work in progress	—	—
Finished goods	7,128	8,167
Total inventories	$7,290	$8,323
3.    PROPERTY AND EQUIPMENT
Property and equipment consist of the following (dollars in thousands):

	December 31,
	2015	2014
System components, including vehicle tracking units	$19,806	$19,556
Equipment, software, furniture and fixtures and leasehold improvements	38,266	34,322
Vehicles	61	314
Total	58,133	54,192
Less: accumulated depreciation and amortization	(46,147)	(45,468)
Total	11,986	8,724
System components and fixed assets not yet in service	3,386	8,067
Property and equipment — net	$15,372	$16,791
Depreciation expense relating to property and equipment totaled $4,546,000, $3,703,000 and $4,121,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
System components and fixed assets not yet in service consist primarily of capitalized software and certain infrastructure, tooling, and other equipment that has not been placed into service.
4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Upon the acquisition of SCI, we recorded goodwill and acquired certain intangible assets with finite lives. The intangible assets acquired include customer relationships and trade names and trademarks.
Our annual measurement date for impairment testing is November 30. Tests for impairment are also performed on an interim basis if triggering events are identified. Triggering events are events or changes in circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include: (a) a significant adverse change in legal factors or in the business climate; (b) an adverse action or assessment by a regulator; (c) unanticipated competition; (d) a loss of key personnel; (e) a more likely than not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; (f) the testing for recoverability of a significant asset group within a reporting unit; or (g) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.
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
At November 30, 2015, we performed the annual qualitative assessment of the goodwill for SCI. After assessing the totality of events or circumstances affecting SCI, including macroeconomic, industry and market conditions, we determined that it was not more likely than not that the fair value of the SCI reporting unit was less than its carrying amount, and as such did not proceed with the first and second steps of the goodwill impairment testing process.
The following table summarizes the changes in goodwill by business segment (dollars in thousands):

	North America Segment	International Segment	All Other	Consolidated
Balance at January 1, 2013	$—	$—	$1,245	$1,245
Balance at December 31, 2013	$—	$—	$1,245	$1,245
Balance at December 31, 2014	$—	$—	$1,245	$1,245
Balance at December 31, 2015	$—	$—	$1,245	$1,245

The following table summarizes the changes in intangible assets by business segment (dollars in thousands):

	North America Segment	International Segment	All Other	Consolidated
Balance at January 1, 2013	$—	$100	$—	$100
Amortization		(10)	—	(10)
Balance at December 31, 2013	$—	$90	$—	$90
Amortization	—	(10)	—	(10)
Balance at December 31, 2014	$—	$80	$—	$80
Amortization	—	(10)	—	(10)
Balance at December 31, 2015	$—	$70	$—	$70

Intangible assets consist of the following (dollars in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Contractual relationships	$423	$423	2.6 years	$887	$887	2.8 years
Trade name and trademark	54	54	2.0 years	65	65	2.0 years
Patents and other intangibles	150	80	15.0 years	150	70	15.0 years
Total intangible assets	$627	$557	5.5 years	$1,102	$1,022	4.3 years

Estimated amortization expense for the next five years and thereafter for our intangible assets as of December 31, 2015 is as follows (dollars in thousands):

2016	$10
2017	$10
2018	$10
2019	$10
2020	$10
Thereafter	$20
5.    OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	December 31,
	2015	2014
Deferred costs related to deferred revenue arrangements	$750	$406
Investment in international licensees	2,435	2,318
Deferred compensation plan assets	673	688
Security deposits and other	551	582
Total	$4,409	$3,994
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

Investment in International Licensees
As of December 31, 2015, investments in international licensees of $2,435,000 included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000, a 5.5% interest in our French licensee, totaling $394,000, and a 17.5% equity interest in our Benelux licensee, totaling $500,000.
The investment in our Mexican licensee, over which we do not exercise significant influence, is accounted for using the cost method of accounting and is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. We periodically review the carrying value of this investment, based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate. We have concluded that there are no impairments to the fair value of this investment for all years presented. During 2015, 2014 and 2013, our Mexican licensee declared dividends of $80,000, $110,000 and $252,000, respectively, which we recorded in other income.
Our investment in our French licensee, in the form of a marketable equity security, is accounted for as an available-for-sale security and is valued at the quoted closing price of its market exchange as of the reporting date. If the quoted price of the investment in our French licensee were to drop below our recorded cost for an extended period of time we would evaluate the investment for impairment. No realized gains or losses were recorded for the year ended December 31, 2015, 2014 or 2013.
The investment in our Benelux licensee, over which we do not exercise significant influence, is accounted for using the cost method of accounting and is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of capital and additional investments made. In 2009, we obtained this investment in exchange for the licensing rights related to the Benelux region. We valued the investment based on the fair value of the licensing rights. The revenue related to the license is reflected in deferred revenue on the balance sheet at December 31, 2015 and 2014. We will begin to recognize license revenue once the licensee has completed the build-out of the VHF network. We periodically review the carrying value of this investment, based upon projections of anticipated cash flows, market conditions, legal factors, operational performance, and valuations, when appropriate.
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
We also hold a 5% equity interest in our licensee in Argentina, for which we have no carrying value. While our licensee has paid dividends in the past, no dividends were received for the years ended December 31, 2015, 2014 or 2013.
Below are the revenue associated with, and the receivables outstanding from, our international licensees in which we maintain some ownership (dollars in thousands):

Revenue for the year ended:
December 31, 2015	$13,200
December 31, 2014	$9,432
December 31, 2013	$11,560
Accounts receivable outstanding at:
December 31, 2015	$7,465
December 31, 2014	$6,792
Deferred Compensation Plan Assets
The investments of the deferred compensation plan are included in other assets at fair value. (See Note 11 for further discussion.)
Absolute Warrants
In June 2005, we entered into a ten year trademark license agreement with Absolute, a Vancouver, British Columbia, Canada based computer theft recovery company to brand its consumer offering LoJack for Laptops®. In addition to an annual per unit royalty, we were granted 1,000,000 (on a post-split basis) warrants to purchase Absolute’s common stock with vesting on a pro rata basis over a five year period commencing on July 1, 2006. We concluded that a measurement date is not achieved until the warrants become vested and exercisable. Prior to reaching a measurement date, the fair value of unvested warrants is calculated utilizing a Black-Scholes option pricing model and the earned and unearned revenue is adjusted to fair value. Once a measurement date has been reached, the fair value of vested warrants is measured and the revenue related to the vested warrants becomes fixed with revenue recognized over the remaining term of the licensing agreement. Subsequent to reaching a measurement date, the vested warrants are accounted for as a derivative, which requires the warrants to be recorded at fair value at each reporting date with any changes in fair value being recorded in the consolidated statement of operations. We classify the gains (losses) on investments in other income (expense). Our recognition of revenue related to the Absolute warrants was completed during June 2015. During the years ended December 31, 2015, 2014 and 2013, we recognized $274,000, $547,000 and $547,000, respectively, in revenue related to the Absolute warrants.
At December 31, 2015 and 2014, there were no unvested Absolute warrants outstanding and we no longer held any shares of the Absolute common stock acquired through the exercise of the Absolute warrants.
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
We did not have any Level 2 or Level 3 financial assets or liabilities as of December 31, 2015 or 2014.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2015 and 2014, according to the valuation techniques we used to determine their fair values (dollars in thousands):

		Fair Value Measurements at Reporting Date Using:
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonqualified deferred compensation plan investments	$673	$673	$—	$—
Nonqualified deferred compensation plan obligation	(673)	(673)	—	—
Equity investment in French licensee	394	394	—	—
Total	$394	$394	$—	$—

		Fair Value Measurements at Reporting Date Using:
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonqualified deferred compensation plan investments	$688	$688	$—	$—
Nonqualified deferred compensation plan obligation	(688)	(688)	—	—
Equity investment in French licensee	277	277	—	—
Total	$277	$277	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only under certain circumstances. These include long-lived assets and goodwill. Long-lived assets are written down to fair value when they are held for sale or determined to be impaired.
We use Level 3 inputs to measure the fair value of goodwill and intangible assets on their annual measurement dates or if a triggering event occurs on an interim basis. No impairments were recognized for the year ended December 31, 2015, 2014 or 2013 (see Note 4 for detail).
Assets and Liabilities not Measured at Fair Value
Some of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.
As of December 31, 2015 and 2014, investments in international licensees included a 12.5% equity interest in our Mexican licensee, totaling $1,541,000 and a 17.5% equity interest in our Benelux licensee, totaling $500,000. In addition, we hold a 5% equity interest in our licensee in Argentina, for which we have no carrying value in our financial statements.
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
At December 31, 2015, the carrying value of $7,000,000 of our long-term debt under our revolving credit agreement approximated the fair value, because our agreement carries a variable rate of interest which is adjusted periodically and reflects current market conditions.
SCI has issued 11% interest Convertible Promissory Notes to its shareholders, totaling $1,482,000. These notes mature on August 1, 2017. The amount of the notes due to noncontrolling holders of SCI, $478,000, is classified as long-term debt on our consolidated balance sheet. While we believe the carrying value of the note approximates its fair value, we have not calculated the fair value as we have determined that it would not be practicable to do so. (Also see Note 7 below.)
7.    DEBT
Our debt consists of the following (dollars in thousands):

	December 31,
	2015	2014
Short-term debt
Term loan, current portion	$—	$3,500
Long-term debt
SCI convertible promissory note, long-term	478	478
Term loan, long-term portion	7,000	6,500
Total	$7,478	$10,478
SCI has issued 11% interest Convertible Promissory Notes to its shareholders, totaling $1,482,000. These notes mature on August 1, 2017. The amount of the notes due to noncontrolling holders of SCI, $478,000, is classified as long-term debt on our consolidated balance sheet.

On December 29, 2015, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”), with respect to a new revolving credit facility to replace our prior credit facility (as described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2014). The Loan Agreement provides for a revolving credit facility in a maximum amount equal to the lesser of (i) $12,000,000 and (ii) a borrowing base calculated as (a) 85% of certain accounts receivable and other similar amounts owed to the Company plus (b) prior to the end of 2016, an additional $1,000,000 for as long as the Company maintains at least $2,000,000 in unrestricted cash in the United States. Initial borrowings under the new credit facility in the amount of $7,000,000 were used to refinance the Company’s existing indebtedness, and borrowings may be used for working capital and other general corporate purposes.
The new revolving credit facility terminates on March 29, 2018, at which point all amounts outstanding under the revolving credit facility will be due. The interest rate on borrowings under the Loan Agreement is the prime rate plus 0.25% (or, if the Company maintains a certain liquidity ratio as described in the Loan Agreement, the prime rate), and there is a commitment fee of 0.375% on the unused portions of the credit facility. Borrowings under the credit facility are secured by substantially all of our assets, including intellectual property and a pledge of 65% of the capital stock of certain foreign subsidiaries.
The Loan Agreement contains customary representations and warranties and affirmative and negative covenants, including a minimum adjusted EBITDA covenant. The Loan Agreement also contains customary events of default, including, without limitation, defaults in the payment of principal or interest, defaults in compliance with the terms and conditions of the Loan Agreement and other documents evidencing the credit facility, default upon a material adverse change in the Company, defaults in payments relating to certain other indebtedness, and bankruptcy or other insolvency events. Following an event of default, the Loan Agreement provides for various customary remedies for the Lender, including the acceleration of repayment of outstanding amounts under the Loan Agreement.
In connection with the Loan Agreement described above, effective as of December 30, 2015, the Multicurrency Revolving Credit Agreement (the "Credit Agreement"), dated as of December 29, 2009 (as amended), between the Company and Citizens Bank, N.A., as Administrative Agent, and T.D. Bank, N.A., as Issuing Bank, was terminated and the outstanding borrowings of $6,600,000 thereunder were paid in full. Prior to its termination, the Credit Agreement provided the Company with a revolving credit facility in an amount of up to $8,000,000, subject to a borrowing base calculation. The interest rate on borrowings under the Credit Agreement varied depending on the Company’s choice of interest rate and currency options, plus an applicable margin. The Credit Agreement would have otherwise terminated on July 31, 2017. In connection with the termination of the Credit Agreement, we expensed approximately $207,000 of previously capitalized debt issuance costs.
As of December 31, 2015, we had total outstanding borrowings of $7,000,000 under the Loan Agreement. The interest rate in effect on these borrowings as of December 31, 2015 was 3.5%. As of December 31, 2015, we also had two outstanding irrevocable letters of credit in the aggregate amount of $453,000.
8.    EQUITY AND STOCK COMPENSATION
Preferred Stock — As of December 31, 2015, we had 10,000,000 authorized shares of $0.01 par value preferred stock.
Common Stock — As of December 31, 2015, we had 35,000,000 authorized shares of $0.01 par value common stock and had reserved 3,854,068 shares for the future issuance and exercise of stock options.
Incentive Plan — In May 2008, our shareholders approved the 2008 Stock Incentive Plan, or the Incentive Plan, which provides for the issuance of stock options and the granting of restricted stock to our directors, executive officers, officers and other key employees. A total of 2,090,000 shares of common stock were authorized for issuance under the Incentive Plan, consisting of 2,000,000 new shares and 90,000 shares allocated from our 2003 Stock Incentive Plan. Beginning in May 2008, no additional grants were to be made under the 2003 plan. On May 20, 2009 and May 17, 2012, our shareholders approved an additional 2,000,000 and 750,000 shares, respectively, of common stock for issuance under the Incentive Plan. We grant stock options at exercise prices equal to the fair market value of our common stock on the date of grant. Options issued under the Incentive Plan generally become exercisable over periods of two to five years and expire seven years from the date of the grant. At December 31, 2015, there were 686,017 shares available for future grant under the Incentive Plan.

The following table presents activity of all stock options for the year ended December 31, 2015:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2015	2,185,199	$4.96
Granted	273,036	2.54
Exercised	(471,093)	3.97
Cancelled or forfeited	(414,209)	8.60
Outstanding at December 31, 2015	1,572,933	$3.88	3.20	$2,689
Vested at December 31, 2015 and unvested expected to vest	1,557,004	$3.89	3.17	$2,648
Exercisable at December 31, 2015	1,174,382	$4.09	2.37	$1,776
The aggregate intrinsic values in the preceding table represent the total intrinsic values based on our closing stock price of $5.56 per share as of December 31, 2015.
The total intrinsic values of options exercised for the years ended December 31, 2015, 2014 and 2013 were $321,000, $165,000 and $17,000, respectively. Proceeds from the exercise of stock options were $1,871,000, $489,000 and $264,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Income tax deficiencies realized from the exercise of stock options and the vesting of restricted stock was $0 for the years ended December 31, 2015, 2014 and 2013. The income tax benefit in excess of, or less than, previously recognized stock compensation expense is recognized in additional paid-in-capital to the extent of previously recognized excess tax benefits as calculated.
As of December 31, 2015, there was $506,000 of unrecognized compensation cost related to our stock option plans. The cost is expected to be recognized over a weighted average period of 1.4 years.
Unvested Stock — Unvested stock represents shares of common stock that are subject to the risk of forfeiture until the fulfillment of specified conditions. Our restricted stock awards generally cliff vest either on the first, second or third anniversary date of the grant.
For grants that vest based on certain specified performance criteria, the grant date fair value of the shares is recognized as compensation expense over the requisite period of performance once achievement of criteria is deemed probable. For grants that vest through only the passage of time, the grant date fair value of the award is recognized as compensation expense on a straight line basis over the vesting period. The fair value of unvested stock awards is determined based on the number of shares granted and the market value of our shares on the grant date. For the years ended December 31, 2015, 2014 and 2013, $1,088,000, $1,119,000 and $902,000 of compensation expense, respectively, has been recorded in operating expenses for unvested stock awards. As of December 31, 2015, there was $1,247,000 of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under our stock plans that is expected to be recognized as compensation expense in the amounts of $891,000, $345,000 and $11,000 for the years ended December 31, 2016, 2017, and 2018, respectively.
The following table presents activity of all unvested stock for the year ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	571,753	$4.44
Granted	429,791	3.23
Vested	(215,862)	3.45
Forfeited/cancelled	(37,898)	3.93
Unvested at December 31, 2015	747,784	$4.04

The following table presents the total amount of stock-based compensation expense included in our consolidated statement of operations for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of goods sold	$45	$47	$59
Product development	25	13	26
Sales and marketing	210	250	272
General and administrative	1,214	1,372	1,324
Stock-based compensation expense	1,494	1,682	1,681
Income tax benefits	—	—	—
Total stock-based compensation expense, net	$1,494	$1,682	$1,681
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
The weighted-average assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2015, 2014 and 2013, were as follows:

	Year Ended December 31,
	2015	2014	2013
Range of risk-free interest rates	1.61%-2.04%	1.97%-2.27%	1.30%-1.35%
Expected life (in years)	6.72	7	7
Expected volatility	56.92%	58.62%	55.10%
Dividend yield	—%	—%	—%
Weighted average grant date fair value	$1.44	$3.05	$3.40
Stock Repurchase Plans — On February 28, 2006, our Board of Directors authorized our stock repurchase plan, or the Repurchase Plan. The Repurchase Plan authorized us to purchase up to 2,000,000 shares of our outstanding common stock on or before February 25, 2008. From the date of the adoption of the Repurchase Plan through December 18, 2006, we repurchased 1,244,566 shares. On December 19, 2006, the Board of Directors increased the remaining authorization to 2,000,000 shares. On February 15, 2008, our Board of Directors approved an increase of 1,000,000 shares to be repurchased under the Repurchase Plan, pursuant to a plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and additionally renewed the remaining management discretionary authority to repurchase 2,000,000 shares, for a total repurchase authorization of 3,000,000 shares as of February 15, 2008. In November 2011, we resumed our repurchase activity under the Repurchase Plan. During the year ended December 31, 2015, we did not repurchase shares under the Repurchase Plan. At December 31, 2015, 1,205,129 shares remained available for repurchase under our Repurchase Plan.
All other share repurchases in 2015, 2014 and 2013 were shares acquired from our employees or directors in accordance with our Incentive Plan as a result of share withholdings to pay income tax related to the lapse of restrictions on restricted stock and thus did not impact the shares available for repurchase under the Repurchase Plan.

9.    INCOME TAXES
The components of income (loss) before provision (benefit) for income taxes and net income (loss) attributable to the noncontrolling interest are as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$(93)	$(8,658)	$(476)
Foreign	4,651	(9,119)	1,271
	$4,558	$(17,777)	$795
The provision (benefit) for income taxes consists of the following (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$(61)	$(3,523)
State	38	45	31
Foreign	1,243	192	829
Total	1,281	176	(2,663)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	145
Total	—	—	145
Provision (benefit) for income taxes	$1,281	$176	$(2,518)

A reconciliation of statutory federal income tax provision (benefit) at a 35% tax rate to recorded income tax expense is as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Statutory federal income tax expense (benefit)	$1,597	$(6,222)	$278
State taxes, net of federal benefit	19	19	31
Valuation allowances	249	(10,186)	15,426
Foreign income inclusion, net of foreign tax credits	254	—	93
Provision to return adjustments	847	901	(31)
Capital loss expiration	—	15,266	—
Foreign rate differential	(1,841)	271	(1,205)
Uncertain tax positions accrual	—	—	(18,901)
Incentive stock options	31	58	80
Meals and entertainment	87	144	157
Gain on intercompany sale	—	—	1,373
Other, net	38	(75)	181
Recorded income tax expense (benefit)	$1,281	$176	$(2,518)

The tax effects of the items comprising our deferred tax assets and liabilities are as follows (dollars in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Accruals not currently deductible	$7,128	$6,963
Revenue recognized for tax purposes	2,198	2,751
Investments in available-for-sale and trading securities	802	848
Net operating losses and other carryforwards	30,951	29,754
Other	289	314
Total gross deferred tax assets	41,368	40,630
Valuation allowances	(37,988)	(38,236)
Net deferred tax assets	3,380	2,394
Deferred tax liabilities:
Depreciable assets	(3,163)	(2,267)
Software development costs		—
Other	(217)	(127)
Total deferred tax liabilities	(3,380)	(2,394)
Total	$—	$—
As of December 31, 2015, in the United States we had federal net operating loss carryforwards of $22,130,000 related to the LoJack Corporation consolidated tax group, which expire between 2030 and 2035, and $8,677,000 of net operating loss carryforwards associated with our investment in SCI, which expire between 2025 and 2032. We had state net operating loss carryforwards which could result in a net benefit of approximately $1,258,000, which will expire at various dates through 2035. We also had domestic research and development tax credit carryforwards of $1,485,000, which will expire between 2029 and 2035, and United States foreign tax credit carryforwards of $2,656,000, which will expire at various dates through 2025. We also have a $238,000 capital loss carryforward, which will expire in 2021.
At December 31, 2015, we had foreign net operating loss carryforwards of approximately $47,019,000 primarily related to our operations in Italy and Canada. Our net operating loss carryforwards in Italy have indefinite lives. The net operating loss carryforwards of our remaining subsidiaries expire at various dates through 2035.
At December 31, 2015, we maintain a full valuation allowance against our worldwide deferred tax assets net of deferred tax liabilities, with the exception of Ireland, which has deferred tax assets of $0. The net current year valuation allowance increased by approximately $249,000, decreased by approximately $10,186,000, and increased by approximately $15,426,000 during the years ended December 31, 2015, 2014 and 2013, respectively. The slight increase in valuation allowance in 2015 is primarily due to the effect of reserving the tax benefit of losses generated in foreign jurisdictions coupled with better than expected current year domestic taxable income. The decrease in valuation allowance in 2014 is primarily due to the tax effect of approximately $15,266,000 expired capital loss carryforward, net of the additional effect of the tax benefit of losses generated by both domestic and foreign jurisdictions. The increase in valuation allowance in 2013 is primarily due to the effect of reserving the tax benefit of losses generated in foreign jurisdictions and the derecognition of a $15,304,000 capital loss that had been tracked and upheld by the 2009 IRS Audit and offset by a valuation allowance. If sufficient evidence of our ability to generate future taxable income in the jurisdictions in which we currently maintain a valuation allowance causes us to determine that our deferred tax assets are more likely than not realizable, we would release our valuation allowance, which would result in an income tax benefit being recorded in our consolidated statement of operations.
We recorded a $1,281,000 provision for income taxes for the year ended December 31, 2015. This amount is comprised of the provision for income taxes for our Irish subsidiary and miscellaneous state tax provisions.
The effective tax rate is lower than the U.S. statutory rate as a result of recording a taxable profit in our Irish operations. Furthermore, we recorded a tax provision on our year-to-date Irish profits and are recording no tax benefit for the year-to-date losses of the remaining entities of our worldwide group. We continue to maintain a full valuation allowance against the net deferred tax assets of the U.S. and our non-Irish foreign subsidiaries at December 31, 2015.
In general, it is the practice and intention of the Company to indefinitely reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2015, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $11,897,000 of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries because such earnings are considered to be indefinitely reinvested in the business. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

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
As of December 31, 2015 and December 31, 2014, we had no material gross unrecognized tax benefits. However, if an uncertain tax position does arise, the Company will recognize interest and penalties related to income tax matters within income tax expense. At December 31, 2015 and December 31, 2014, we had no accrued interest and penalties.
We are subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal tax matters through 2011 and state income tax matters through 2006. All material foreign income tax matters through 2008 have been substantially concluded as well.
10.    COMMITMENTS AND CONTINGENT LIABILITIES
Lease Commitments — We lease various facilities, equipment and vehicles under operating leases whose terms expire from 2015 to 2025. Certain facility and equipment leases contain renewal options ranging from one to five years. Certain of our facility and equipment leases contain escalation clauses. For facility leases, we record the total expense of the lease on a straight-line basis over the estimated term of the lease.
Minimum annual lease payments under operating leases as of December 31, 2015 are as follows (dollars in thousands):

2016	$4,842
2017	3,671
2018	2,602
2019	1,787
2020	1,230
Thereafter	3,983
Total	$18,115
Rental expense under operating leases aggregated approximately $5,349,000, $5,781,000 and $5,193,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
Purchase Commitments and Milestone Payments — As of December 31, 2015, we had outstanding commitments for items including certain inventory material, system components, testing services, tooling equipment and software subscription services totaling approximately $4,645,000.
Loan Guarantees — We guarantee the amortized value of LoJack Units purchased by customers via auto loans underwritten by a certain financing company. Under this agreement, we will reimburse participating dealers the remaining unamortized cost of a financed LoJack Unit upon a borrower’s default within the initial eighteen months of the auto loan. This agreement terminated effective December 31, 2015 but is automatically renewed for subsequent one year terms until either of the parties provides a notification of intent to terminate the agreement. As neither party provided a notice of intent to terminate, the agreement was automatically renewed for the year ended December 31, 2016.
Payment to the participating dealers is remitted by us under this agreement on a claim-by-claim basis. Based on the unamortized cost of units sold, our maximum potential amount of future payments under this agreement, assuming the default of all participants, is $4,449,000 as of December 31, 2015. Our expected obligation is accrued based on sales to the participating dealers and industry default statistics. As of December 31, 2015, we had accrued $88,000 under this guarantee. Accruals for loan guarantees are recorded as a reduction of revenue in the consolidated statement of operations.
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
The following table summarizes our accrual and associated activity from December 31, 2014 through December 31, 2015 (in thousands):

Quality Assurance Program Reserve
Balance at December 31, 2014	$6,406
Additions	1,076
Payments/reductions	(5,366)
Foreign exchange impact	(65)
Balance at December 31, 2015	$2,051
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
We have filed a formal claim under our relevant insurance policy and, as of the date of this report, we have been paid $1,600,000 of our claim and are in discussions with our insurance carrier as to the additional amount of our expenses that may be covered by such insurance. Our relevant insurance policy provides up to $5,000,000 of coverage and includes a deductible of $100,000. There can be no assurances that we will be able to recover any additional amounts from our insurance company to help reduce our financial exposure.
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
11.    EMPLOYEE BENEFIT PLANS
We have a profit sharing plan with a Section 401(k) feature to provide retirement benefits covering substantially all of our full-time domestic employees. Under the provisions of the plan, employees are eligible to contribute a portion of their compensation within certain limitations as established by the plan and the Internal Revenue Code. On March 26, 2009, our Board of Directors amended the Company’s 401(k) Plan to make the Company’s match of employee contributions discretionary on the part of the Company. Effective January 1, 2015 the Company elected to suspend the employer match portion of our 401(k) Plan. As such, there were no company contributions to the 401(k) Plan during the year ended December 31, 2015. For the years ended December 31, 2014 and 2013, we elected to match 50% of employee contributions (50% of employee contributions for those individuals with more than five years of service for the year ended December 31, 2014 and 100% of employee contributions for those individuals with more than five years of service for the year ended December 31, 2013) up to a maximum of 6% of the participants’ compensation, for the years ended December 31, 2014 and 2013, subject to certain limitations. Company contributions become fully vested after five years of continuous service. Company contributions related to the plan were approximately $1,236,000 and $1,629,000 for the years ended December 31, 2014 and 2013, respectively.
We also maintain a nonqualified deferred compensation plan for the benefit of our key employees. The plan allows for eligible employees to defer a percentage of their total cash compensation. The plan also provides for the Company to make matching contributions of 50% of employee contributions (100% of employee contributions for those individuals with more than five years of service) up to a maximum of 6% of their total cash compensation; however, in March 2009, the Board of Directors voted to suspend the matching contributions. Company contributions become fully vested three years after contribution. We may also make discretionary contributions to the deferred compensation plan. No company contributions were made to the nonqualified deferred compensation plan during the years ended December 31, 2015, 2014 or 2013.
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
Our International segment sells products, licenses or owns and operates LoJack proprietary vehicle recovery technology in 30 countries and territories throughout Europe, Africa and Latin and South America and our wholly owned subsidiary in Italy, LoJack Italia, SRL, or LoJack Italia. For the years ended December 31, 2015, 2014 and 2013, LoJack Italia had revenue of $7,567,000, $5,774,000 and $3,727,000 and operating losses of $2,181,000, $3,683,000 and $3,437,000, respectively. As of December 31, 2015 and 2014, LoJack Italia had assets of $7,337,000 and $2,965,000, respectively.
In 2008, we acquired the assets of Locator Systems (now known as SafetyNet) and SCI, providers of technology for the tracking and rescue or recovery of people at risk of wandering and valuable cargo and business information, respectively. The financial statement impact of these businesses is included in the All Other segment below.
The following table presents information about our operating segments for 2015, 2014 and 2013 (dollars in thousands). Certain general overhead costs have been allocated to the North America and International segments based on methods that we consider to be reasonable.

	North America Segment	International Segment	All Other	Consolidated
Year Ended December 31, 2015
Revenue	$87,179	$37,219	$5,154	$129,552
Depreciation and amortization	4,226	193	137	4,556
Operating (loss) income	(10,855)	14,395	172	3,712
Capital expenditures	2,876	173	255	3,304
Segment assets	47,131	26,695	4,179	78,005
Deferred revenue	12,086	4,132	113	16,331
Year Ended December 31, 2014
Revenue	$93,779	$35,519	$4,270	$133,568
Depreciation and amortization	3,352	267	94	3,713
Operating (loss) income	(23,812)	7,205	(238)	(16,845)
Capital expenditures	7,398	98	535	8,031
Segment assets	47,788	24,649	3,823	76,260
Deferred revenue	13,729	3,290	125	17,144
Year Ended December 31, 2013
Revenue	$99,266	$36,485	$4,456	$140,207
Depreciation and amortization	3,727	318	86	4,131
Operating (loss) income	(8,245)	8,825	53	633
Capital expenditures	4,857	75	244	5,176
Segment assets	49,893	33,260	3,623	86,776
Deferred revenue	17,523	3,249	146	20,918

The following table presents information about our geographic revenue, based on the location of our customers, for 2015, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$90,951	$92,398	$96,418
Africa	11,043	14,196	15,515
Latin American and Caribbean countries	15,720	12,376	13,063
Canada	1,382	5,651	7,303
Europe	10,456	8,947	7,908
Total	$129,552	$133,568	$140,207
The following table presents information about our revenue, by product and service lines, for 2015, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Products	$98,994	$93,004	$95,979
Early Warning Products (1)	19,755	27,376	27,375
Warranties	5,825	6,444	8,118
Services	4,978	6,744	8,735
Total	$129,552	$133,568	$140,207
(1) Prior to our adoption of ASC 605 as of January 1, 2011, the Early Warning Unit and ongoing notification service were considered to be one unit of accounting. In 2015, 2014 and 2013, the above includes service revenue related to the delivery of the Early Warning ongoing notification service of $4,000,000, $3,152,000 and $2,222,000, respectively.
The following table presents information about our long-lived assets, by geographic location, as of December 31, 2015, 2014 and 2013 (dollars in thousands):

	December 31,
	2015	2014	2013
United States	$14,813	$15,906	$11,210
Canada	194	471	742
Europe and other	365	414	648
Total	$15,372	$16,791	$12,600

13.    UNAUDITED QUARTERLY RESULTS
Our unaudited quarterly results are summarized below (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2015
Revenue	$28,762	$33,642	$32,644	$34,504
Gross profit	13,955	18,484	17,767	20,240
Net income (loss)	(1,625)	1,209	1,495	2,198
Net income (loss) attributable to LoJack Corporation	(1,649)	1,188	1,481	2,177
Basic income (loss) per share attributable to LoJack Corporation	$(0.09)	$0.06	$0.08	$0.12
Diluted income (loss) per share attributable to LoJack Corporation	$(0.09)	$0.06	$0.08	$0.12
Year Ended December 31, 2014
Revenue	$30,132	$34,411	$32,673	$36,352
Gross profit	15,093	16,992	10,086	17,951
Net loss	(5,539)	(3,435)	(8,174)	(805)
Net loss attributable to LoJack Corporation	(5,488)	(3,388)	(8,194)	(854)
Basic loss per share attributable to LoJack Corporation	$(0.31)	$(0.19)	$(0.45)	$(0.04)
Diluted earnings loss per share attributable to LoJack Corporation	$(0.31)	$(0.19)	$(0.45)	$(0.04)
14.    RESTRUCTURING ACTIVITIES
During the fourth quarter of 2014, the Company announced a plan to consolidate our Canadian operations to reduce costs and more closely align the Canadian business with our U.S. operations. As a result of this plan, we incurred a pre-tax charge of approximately $2,396,000 in the fourth quarter of 2014. We completed the program during the second quarter of 2015 and substantially all of these charges will result in cash expenditures over the next five fiscal quarters. In December 2015, upon further analysis and review of the facts and circumstances surrounding our restructuring accrual, we recorded an additional charge of $281,000.
The following table summarizes our restructuring activity during the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
Severance and other employee-related costs	$80	$2,043
Contractual lease obligation and related costs	201	353
Total restructuring charges	$281	$2,396
The following table summarizes our total restructuring charges incurred during the years ended December 31, 2015 and 2014 as well as charges incurred to date by segment:

	December 31,
	2015	2014
North America Segment	$281	$2,396
International Segment	—	—
All Other	—	—
Total	$281	$2,396

The following table summarizes our accrued restructuring balance and associated activity from December 31, 2014 through December 31, 2015:

	Accrued Restructuring as of December 31, 2014	Additions	Cash Payments	Foreign Exchange Impact	Accrued Restructuring as of December 31, 2015
Severance and other employee-related costs	$2,043	$80	$(1,217)	$(306)	$600
Contractual lease obligation and related costs	353	201	(172)	(61)	321
Total restructuring charges	$2,396	$281	$(1,389)	$(367)	$921

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A —	CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the 2013 framework, Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2015.
Our internal control over financial reporting was audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LoJack Corporation:
We have audited the internal control over financial reporting of LoJack Corporation (a Massachusetts corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion on those financial statements.
/s/ Grant Thornton LLP
Boston, Massachusetts
March 11, 2016

ITEM 9B —	OTHER INFORMATION
None.

PART III

ITEM 10 —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The following table sets forth the directors of the Company, their ages, and the positions held by each such person with the Company on March 11, 2016. Each director’s current term is set to expire at the next annual meeting of shareholders.

Name	Age	Present Principal Employer and Prior Business Experience
Rory J. Cowan	63
Mr. Cowan serves as Chairman of the Board. He has served as a director of the Company since 2007 and as Lead Director from February 2011 to May 2012 when he was elected Chairman. He is Chief Executive Officer and Chairman of the Board of Lionbridge Technologies, Inc., a publicly held company that provides language, development and testing solutions. Prior to founding Lionbridge in 1996, Mr. Cowan was Executive Vice President and member of the Management Committee for R.R. Donnelley & Sons, a provider of commercial print and print-related services. He was also Chief Executive Officer of Stream International, Inc., a division of R.R. Donnelley & Sons. Mr. Cowan also currently serves as a director of Costar Technologies Inc. (CSTI).
Mr. Cowan’s current experience as Chief Executive Officer of a public technology company with a significant international presence enables him to contribute insight into our domestic and international markets, and in particular on matters relating to our capital and liquidity.

Alan L. Bazaar	45
Mr. Bazaar has served as a director of the Company since March 2015. Mr. Bazaar is currently the Chief Executive Officer of Hollow Brook Wealth Management LLC, a position he has held since November 2013, where he is responsible for firm-wide operations, investment research, and portfolio management. Mr. Bazaar is currently Chairman of the board of directors of Wireless Telecom Group, Inc. (NYSEMKT:WTT), which designs and manufactures radio frequency and microwave-based products for wireless and advanced communications industries, and a director of Hudson Global, Inc., a leading global talent solutions company. Mr. Bazaar was formerly a director of NTS, and served from December 2012 until the completion of its sale in June 2014. From 2004 until April 2008, Mr. Bazaar served as a director of Media Sciences International, Inc. (OTC: MSII), which manufactured and distributed business color printer supplies and industrial ink applications in the United States. From July 1999 until December 2009, Mr. Bazaar was a Managing Director and Portfolio Manager at Richard L. Scott Investments, LLC where he co-managed the public equity portfolio and was responsible for all elements of due diligence. Previously, Mr. Bazaar served as a director of Airco Industries, Inc., a privately held manufacturer of aerospace products, and was employed by Arthur Andersen LLP in the Assurance and Financial Buyer’s Practices group and in the Business Fraud and Investigation Services Unit. Mr. Bazaar is a Certified Public Accountant.
Mr. Bazaar’s successful track record as an accomplished business leader with significant experience as Chief Executive Officer and membership on public boards enables him to provide the Board with strong leadership and operational and financial acumen.

Edward F. Davis III	59
Mr. Davis has served as a director and member of the Audit Committee since August 2015. He is the founder and CEO of Edward F. Davis III, LLC, a security services and business strategy firm that specializes in crisis response, risk management, product strategy, convergence of cyber and physical security, audit and compliance, thought leadership and policy. Mr. Davis retired from law enforcement after 34 years. He served as the Police Commissioner of the City of Boston for six years. While there, he administered six world championship celebrations and led the successful response to the Boston Marathon bombing. His success in organizational change resulted from a strong commitment to Community Policing and interagency collaboration. He holds a Professional Director Certification from the American College of Corporate Directors, a public company directors’ education and credentialing organization. Past and current board and advisory appointments include: Police Executive Research Forum (PERF), Mark 43, Cybric, Inc., Raytheon Cyber, Uber, Shooter Detection Systems, Sarcos, Sensity, Mutualink, NetBio and American Gaming Association.
Mr. Davis’s vast experience in law enforcement, oversight and compliance, interagency collaboration, risk management and organizational change provides unique leadership insight to the Board.

Gary E. Dilts	65
Mr. Dilts has served as a director of the Company since 2011 and as Chairperson of the Nominating/Corporate Governance Committee since December 2014. He is a Principal of Automotive Command LLC, an automotive consulting group. Previously, he served as Senior Vice President - Global Automotive at J.D. Power and Associates (“J.D. Power”), from 2007 to 2010. Before joining J.D. Power, Mr. Dilts spent 29 years at DaimlerChrysler, most recently serving as its Senior Vice President - U.S. Sales from 2001 to 2006.
Mr. Dilts’ more than 30 years of experience in the automotive industry enables him to provide us with a great deal of insight and experience, particularly as to original equipment manufacturers and automotive dealers.

Marcia J. Hooper	61
Ms. Hooper has served as a director of the Company since 2011. She is President of HooperLewis, LLC, a private investment and advisory firm, and was General Partner of Castile Ventures, an early-stage venture capital firm, from 2002 to 2007. Previously, she was a partner of Advent International from 1996 to 2002, General Partner of Viking Capital from 1995 to 1996, General Partner of Ampersand Ventures/Paine Webber Ventures from 1985 to 1993, and a regional marketing support representative of IBM Corporation from 1979 to 1983. Ms. Hooper formerly served on the board of publicly held Bowne & Company from 2002 until its acquisition by R.R. Donnelley & Sons in 2010, Polymedica, Inc. from 1989 until its acquisition by Medco in 2007, and Wang Global from 1994 until its acquisition by Getronics in 1999. Ms. Hooper also currently serves as a director of several privately held companies, including Iontera, Inc., Yummly, Inc. and Crowdly, Inc.
Ms. Hooper’s vast experience with technology development firms focused on software and services expands the breadth of technology experience on the Board.

Philip Horlock	59
Mr. Horlock has served as a director of the Company since June 2013. Mr. Horlock is President and Chief Executive Officer of Blue Bird Corporation. Mr. Horlock joined Blue Bird in January 2010 as Chief Financial Officer and was appointed to President and Chief Executive Officer in April 2011. During his tenure, Mr. Horlock has overseen the company’s restructuring and growth activities and led the transition of Blue Bird from a private to publicly-traded company in February 2015. Prior to joining Blue Bird, Mr. Horlock spent more than 30 years at Ford Motor Company, where he held positions of increasing responsibility in worldwide Finance and Operations.
Mr. Horlock’s extensive transportation industry background, market insights, financial acumen and strategic expertise enable him to provide the Board with strong leadership and industry perspective.

John A. Janitz	73
Mr. Janitz has served as a director of the Company since April 2015. Mr. Janitz is Chairman and Co-Founding Partner of Evergreen Capital Partners, a financial advisor and investment manager. In this role he also serves as a senior advisor to the private equity firm The Gores Group, where he sources investment opportunities and advises on strategy, technology, manufacturing and operational matters in the industrial sector. Prior to forming Evergreen Capital Partners, Mr. Janitz served as Co-Managing Principal for Questor Partners Funds, a private equity turnaround fund. Mr. Janitz previously served as Chairman - Global Industrial Partners at Credit Suisse, as a member of the Board and Chief Operating Officer of NYSE-listed Textron, Inc., as President of Gulf & Western Manufacturing Co., and as Executive Vice President of global automotive technology company TRW Inc. He began his career at Ford Motor Company. Mr. Janitz is a director of two other public companies, NYSE-listed STR Holdings, Inc. (STRT) and NASDAQ listed Eastman Kodak Company (KODK). He is also a director for three privately held companies, Consolidated Structural Plastics, US Farathane and Taco Corporation.
Mr. Janitz’s significant financial, investment and operating experience, as well as his membership on public and private boards, allows him to contribute strong leadership to the Board and insights into strategic, capital and operational matters.

John H. MacKinnon	75
Mr. MacKinnon has served as a director of the Company since 2000 and as Chairperson of the Audit Committee since 2000. Mr. MacKinnon joined PricewaterhouseCoopers LLP in 1968 and was a partner from 1978 until his retirement in 1999. Mr. MacKinnon is a Certified Public Accountant and is active in community affairs, including serving on the Boards of Trustees of Emmanuel College, and Pope Saint John XXIII National Seminary.
Mr. MacKinnon’s extensive experience as a partner with PricewaterhouseCoopers LLP is invaluable in his role as Chairperson of the Audit Committee and to our Board’s discussions of the Company’s financial and accounting matters.

Randy L. Ortiz	57
Mr. Ortiz has served as President and Chief Executive Officer of the Company since November 2011. He has also served as a director of the Company since November 2011. Prior to accepting his position with the Company, he served as Chief Executive Officer of Carmoza LLC, an auto transport services company, from November 2010 to October 2011, and as director of Carmoza LLC from April 2010 to October 2011. From 2002 until his retirement in 2010, Mr. Ortiz held a variety of senior executive positions at Ford Motor Company. He served as Executive Director and General Manager of Ford’s Worldwide Export Operations from 2002 to 2005, General Manager of Sales for Ford’s Customer Service Division in 2006, and General Manager at Ford and Lincoln-Mercury Sales Operations from 2007 until March 2010, and various other management positions from 1982 through 2002.
Mr. Ortiz’s more than 30 years of experience in the automotive industry, together with his executive leadership and knowledge of our company through his role as Chief Executive Officer, enables him to provide unique insight into our markets and detailed knowledge of our technology, operations, challenges and opportunities.

David J. Shea	60
Mr. Shea has served as a director of the Company since 2013 and as Chairperson of the Compensation, Organization and Succession Committee since May 2014. Mr. Shea served as Chairman and Chief Executive Officer of Bowne & Company, a provider of commercial print and print-related services, until its sale to R.R. Donnelly & Sons in 2010. Mr. Shea joined Bowne & Company in 1998 as Executive Vice President of Business Development and Strategic Technology. From August 2004 until January 2007, Mr. Shea served as Bowne & Company’s President and Chief Operating Officer before he was promoted to lead Bowne & Company as Chairman and Chief Executive Officer. Mr. Shea also served on the board of privately held Document Technologies Inc. (DTI), a Harvest Partners portfolio company, from 2012 until its acquisition by OMERS Private Equity Inc. in August 2014.
Mr. Shea’s experience as Chairman and Chief Executive Officer of a public company, as well as his other management roles, enables him to provide the Board with strong leadership and valuable insight into strategic, operating and corporate governance matters.

Executive Officers
Information concerning our executive officers is set forth below.

Name	Age	Title
Randy L. Ortiz	57	President and Chief Executive Officer

Kenneth L. Dumas	44	Senior Vice President, Chief Financial Officer and Treasurer

Emad S. Isaac	50	Senior Vice President and Chief Technology Officer

Harold E. Dewsnap	55	Senior Vice President and General Manager (U.S. Sales and Marketing)

José M. Oxholm	49	Senior Vice President, General Counsel and Secretary
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
Mr. Isaac joined LoJack in February 2013 as our Senior Vice President and Chief Technology Officer. Prior to joining LoJack, Mr. Isaac served as Senior Vice President and Chief Technology Officer at Rand McNally, where he created product roadmaps and portfolios for the telematics, navigation, and digital media businesses. He also was responsible for the overall technology direction, manufacturing operations and strategy, advising the CEO and board of directors on technology matters and product offerings. Prior to Rand McNally, Mr. Isaac was Chief Technology Officer at Morey Corporation, an electronics manufacturing services company, from 2005 to 2011. From 2000 to 2005, Mr. Isaac was Systems Architect and Distinguished Member of the Technical Staff at Motorola and has also served in engineering roles at Navistar International, CAE Electronics and Paramax Defense Systems.
Mr. Dewsnap joined LoJack in January 2013 as our Senior Vice President and General Manager of U.S. Sales. Mr. Dewsnap also assumed responsibility for our marketing organization in July 2014. Prior to joining the Company, he served as Regional Sales, Service and Parts Manager of Boston for the Ford Motor Company covering New England. From 2005 to 2010, Mr. Dewsnap was Ford’s Los Angeles Regional Sales Manager, responsible for overall sales and market representation operations in the state of California. In addition, Mr. Dewsnap has served as Ford’s Vice President and District Manager in Puerto Rico and Marketing Manager for the Middle East District for Ford’s Worldwide Direct Market Operations.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires directors, executive officers and persons who own more than 10% of our outstanding common stock to file with the SEC and NASDAQ reports of beneficial ownership and changes in beneficial ownership of voting securities of the Company and to furnish copies of such reports to the Company. Based solely on a review of copies of such reports furnished to the Company during or covering the fiscal year ended December 31, 2015 or written representations from certain persons furnished to the Company that no reports were required to be filed for those persons, the Company believes that all reports required to be filed and all transactions required to be disclosed by Section 16(a) of the Exchange Act were filed or disclosed in a timely fashion during the fiscal year ended December 31, 2015.
Code of Ethics
Our Amended and Restated Code of Business Conduct and Ethics, or the Code of Business Conduct and Ethics, applies to our directors, officers and employees. The Code of Business Conduct and Ethics is posted on our website, www.lojack.com, under the heading “ABOUT LOJACK”, then under the heading “Investor Relations - Corporate Governance.” Any waiver for directors or executive officers from a provision of the Code of Business Conduct and Ethics must be approved by our Board of Directors and will be disclosed on a Current Report on Form 8-K within four business days. Additionally, we intend to satisfy our disclosure requirement regarding any amendment to the Code of Business Conduct and Ethics by posting such information on our website within four business days.
Our website address is included in this Annual Report on Form 10-K as a textual reference only and the information in our website is not incorporated by reference into this Annual Report on Form 10-K.
Audit Committee
We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are John H. MacKinnon (Chairperson), Marcia J. Hooper, David J. Shea, John A. Janitz and Edward F. Davis III, each of whom is an “independent” director. The Board has determined that Mr. MacKinnon is an “audit committee financial expert” as that term is defined in the rules of the SEC.

ITEM 11 —	EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Purpose of Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides comprehensive information about our executive compensation philosophy and practices as well as the 2015 compensation for the following executive officers (who we refer to as our Named Executive Officers):

•	Randy L. Ortiz, President and Chief Executive Officer

•	Kenneth L. Dumas, Senior Vice President, Chief Financial Officer and Treasurer

•	José M. Oxholm, Senior Vice President, General Counsel and Secretary

•	Emad S. Isaac, Senior Vice President and Chief Technology Officer

•	Harold E. Dewsnap, Senior Vice President and General Manager (U.S. Sales and Marketing)

Executive Compensation Philosophy
Our compensation strategy focuses on providing a total compensation program that will ensure we continue to attract and retain motivated, experienced and capable individuals with the skills and dedication to grow and oversee our long-term success. It is important for us to align management and shareholder interests over the short- and long-term future of our business. A large component of our Named Executive Officer’s compensation includes ‘at risk’, performance-based incentives; thus delivering long-term value creation for executives when results are achieved, while ensuring our leaders’ incentives are directly tied to the success and growth of the Company.
In order to achieve these objectives, the Compensation Committee establishes our compensation philosophy and determines the forms of compensation and benefits for all employees, including our executive officers.
The Compensation Committee structures our compensation program to be centered upon:

•	creating an employment value proposition that attracts and develops exceptionally talented individuals;

•	engaging, motivating, and rewarding performance at the highest levels; and

•
maintaining a ‘pay-for-performance’ culture by linking executive incentives to results. The funding of our annual incentive cash plan is entirely dependent on the achievement of financial results. The Company’s Long-Term Incentive Program issues 40% of the equity awards as performance-based stock; such stock having no value to the executive officer unless there is achievement of pre-determined goals and defined financial targets measured over a two-year period.

In evaluating our 2015 executive compensation program, the Compensation Committee also considered the shareholder advisory (“Say-on-Pay”) vote on our executive compensation for fiscal year 2014, which was approved by approximately 87.8% of the votes cast. Based on the results of the vote, the Compensation Committee did not take any specific actions; however, the Compensation Committee regularly reviews the compensation programs for our executive officers to ensure that they achieve the desired goal of aligning our executive compensation structure with our shareholders’ interests. If the pending transaction with CalAmp is not completed, we will hold a Say-on-Pay vote on an annual basis until the next required advisory vote on the frequency of shareholder votes occurs or until the Board of Directors otherwise determines that a different frequency for such advisory votes is in the best interests of shareholders. The next required advisory vote on the frequency of Say-on-Pay votes would occur no later than 2017.

Process for Determining Executive Compensation
Each year, the Compensation Committee conducts a comprehensive review of our executive compensation program for our Named Executive Officers in light of Company and individual executive performance and competitive market and economic trends, as well as corporate governance trends. In 2015, the Compensation Committee’s process to determine executive compensation consisted of three main elements:

•	reviewing a summary, for each executive officer, of all components of executive compensation prepared by our human resources department;

•	benchmarking against data compiled with respect to a group of peer companies based on the Company’s industry and size; and

•	soliciting information from and about the performance of each of our executive officers and the Company, including against targets established in advance by the Compensation Committee.
In addition, the Compensation Committee has the authority to obtain advice and seek assistance from both internal and external legal, accounting, compensation and other advisors and consultants. The Compensation Committee continued to engage with PwC, as its compensation consultant, on a limited basis in 2015 and leverage the formal compensation study performed by PwC in 2012. PwC reported directly to the Compensation Committee for purposes of advising the Committee on executive compensation matters. The Company also conducted an informal study through Equilar, an executive compensation data provider.
The Compensation Committee periodically conducts a review of the compensation paid to our Named Executive Officers. The analysis for 2015 measured the compensation opportunities for our executive officers and actual compensation paid against information from the following sources:

•	a summary of executive compensation prepared by our human resources department, which identified all components of each executive officer’s total compensation for the prior three years, including:

•	base salary and cash incentive compensation;

•	equity grant amount and Black-Scholes value for stock options issued;

•	equity grant amount and grant values of restricted stock issued (time-based and performance-based); and

•	a benchmarking analysis for a group of peer companies identified by the Compensation Committee with the assistance of PwC, and other market and survey data.
With assistance from PwC and approval from the Compensation Committee, the Company constructed a revised peer group for fiscal year 2013 based on certain criteria, including company size (including both revenue and market capitalization) and industry and including a mix of service and product-based companies. Since 2013, we have periodically updated our peer group based on this criteria. As of December 31, 2015, our current peer group consists of the following nine companies:

•	CalAmp Corp

•	Digi International Inc.

•	Identive Group, Inc.

•	KVH Industries, Inc.

•	NAPCO Security Technologies, Inc.

•	PCTEL, Inc.

•	Sparton Corporation

•	STRATTEC SECURITY CORPORATION

•	VASCO Data Security International, Inc.
The Compensation Committee’s continuous review of the Company’s executive compensation program ensures that the elements of our executive officers’ total compensation are designed with a significant amount of incentive tied to company performance. The Committee continues to leverage a comprehensive compensation benchmark study and analysis performed in late 2012 as one of several factors that informs the Compensation Committee’s judgment of appropriate parameters for base salary, incentive cash compensation and long-term incentive equity compensation.
Our senior management participates in reviewing and refining our executive compensation program. On an annual basis, Mr. Ortiz, our President and Chief Executive Officer, conducts performance reviews, assessing the individual performance of each of the Named Executive Officers based on their direct contributions to company results. Each of the executive reviews are discussed with the Compensation Committee at which time, Mr. Ortiz makes recommendations with respect to the appropriate base salary, annual cash incentive and grants of long-term equity incentive awards. In evaluating the Chief Executive Officer’s performance, the Compensation Committee reviews and discusses written evaluations prepared by each of the independent directors. Based in part on these recommendations and other considerations discussed below, the Compensation Committee reviews and approves the annual compensation package of each Named Executive Officer.
Elements of Executive Compensation
The principal elements of our executive compensation program include: (a) base salary; (b) incentive cash compensation; (c) long-term incentive equity compensation; and (d) limited benefits and perquisites.
Base Salary
Base salary is intended to provide a fixed base level of compensation to executive officers at a level which is appropriate for their position, consistent with the officer’s experience, capabilities and actual performance, and in an amount that is competitive with the level of compensation paid by companies of similar size, complexity, revenue and growth potential. The Compensation Committee annually reviews base salary information relative to peer company data, as well as internal positions to ensure internal equity and alignment of base salaries within the Company. While we have historically targeted the median of our peer group when determining annual base salary, the Compensation Committee has determined to continue to align the base salary of our executive officers closer to the 75th percentile of our peer group to attract and retain top talent to the organization.

For fiscal year 2015, the Compensation Committee determined that it was appropriate to keep the base salary levels of our Named Executive Officers unchanged from fiscal year 2014. Each of the Named Executive Officers had a base salary in 2014 and 2015 as follows:

Name	Base Salary
Randy L. Ortiz	$475,000
Kenneth L. Dumas	$280,000
José M. Oxholm	$269,100
Emad S. Isaac	$280,500
Harold E. Dewsnap	$280,000
Incentive Cash Compensation
Incentive cash compensation under our Annual Short-Term Incentive Plan (the “Annual Incentive Plan”), is intended to encourage and reward short-term performance of the Company. The plan is designed to include: (a) performance measures that align with the Company’s corporate strategy; (b) funding measures linked to performance metrics to reward for performance of both Revenue and EBITDA achievement; (c) aggressive thresholds for Short-Term Incentive achievement; (d) payouts that place a higher emphasis on the Company’s performance; and (e) a provision that allows for a portion of each participant’s bonus payout to be based on individual performance and contributions to reward top performers in the Company.
Annual cash incentive compensation payments, if any, are made in the first quarter of the next year upon conclusion of the performance review process. Historically, they have occurred on a date set in advance by the Compensation Committee which has been no earlier than the third business day after issuance of the press release reporting financial results for the previous fiscal year, but not later than March 15th.
The funding of Short-Term Incentives under our Annual Incentive Plan is based on the achievement of Company performance financial targets approved in advance by the Compensation Committee. The Compensation Committee believes that the goals it sets are challenging, but achievable, under normal business conditions. These targets typically exclude the effects of pre-defined extraordinary or unusual events, changes in accounting principles or regulatory changes. If one of the pre-defined conditions occurs, the Compensation Committee will consider retroactive adjustments to the targets to take into account any such developments.
In early 2015, the Compensation Committee established Company performance goals for 2015 based on revenue and EBITDA targets derived from the Company’s annual budget. Our executive officers, including our Named Executive Officers, participate in the development of a proposed annual budget that is presented to the Board. The Board ultimately approves a finalized budget based upon executive management’s input. We believe that including Company performance measures based on both revenue and EBITDA provides appropriate emphasis on annual revenue growth as well as current profitability. These measures, which reflect our focus on driving shareholder value, are directly influenced by management’s actions.
The table below lists the financial goals and weightings for each Named Executive Officer in 2015:

Name and Title	Goal Metric and Weighting %
Randy L. Ortiz President and Chief Executive Officer	LoJack Consolidated Revenue (50%) LoJack Consolidated EBITDA (50%)

Kenneth L. Dumas Senior Vice President, Chief Financial Officer and Treasurer	LoJack Consolidated Revenue (50%) LoJack Consolidated EBITDA (50%)

José M. Oxholm Senior Vice President, General Counsel and Secretary	LoJack Consolidated Revenue (50%) LoJack Consolidated EBITDA (50%)

Emad S. Isaac Senior Vice President and Chief Technology Officer	LoJack Consolidated Revenue (50%) LoJack Consolidated EBITDA (50%)

Harold E. Dewsnap Senior Vice President and General Manager (U.S. Sales and Marketing)	LoJack Consolidated Revenue (40%) LoJack Consolidated EBITDA (40%) LoJack Regional Revenue (10%) LoJack Regional EBITDA (10%)
The actual performance of the Company as compared to the performance targets is used to determine the overall funding for the plan. The plan includes a minimum performance level, or “threshold”, that must be attained in order for any bonuses to be paid. The threshold for 2015 was achievement of each performance metric at 76%. The plan also includes a maximum achievement level, or “ceiling”, for each metric. For 2015, the ceiling for each performance metric was 120% achievement. Once the achievement level for each metric is determined, a corresponding percentage of target bonus funding with respect to that metric is identified based on a funding grid. The funding grid remained unchanged for 2015 and is set forth below, with each percentage point of achievement between the threshold and ceiling amounts resulting in a 2% increase in the target bonus funding.

Level of Achievement of Performance Metric	Percentage of Target Bonus Funding for Performance Metric
120% (“Ceiling”)	140%
100% (“Target”)	100%
76% (“Threshold”)	52%
Less than or Equal to 75%	—%
The funding percentages for the two performance metrics are then multiplied to determine the overall funding of the plan. For example, if revenue achievement was at 85% and EBITDA achievement was at 100%, each participant in the plan would be eligible for a bonus payout of up to 70% of his target amount (i.e., 70% funding for revenue X 100% funding for EBITDA). If the achievement of either the revenue or EBITDA goal for 2015 was not at least 76%, then no bonuses would be paid under the plan. The minimum potential funding under the plan for 2015 was 27% (i.e., 52% funding for revenue X 52% funding for EBITDA), and the maximum potential funding under the plan was 196% (i.e., 140% funding for revenue X 140% funding for EBITDA). The Compensation Committee believed that this funding mechanism was appropriate as it provides for bonuses to be dependent upon the achievement of both performance metrics and places more emphasis on potential overachievement.
The pre-established revenue and EBITDA targets applicable to the Named Executive Officers in 2015 were as follows:

•	Corporate: Revenue target of $140.8 million and EBITDA target of $6.3 million; and

•	U.S. Regional (which applied to Mr. Dewsnap): Revenue target of $96.2 million and EBITDA target of $14.6 million.
The Annual Incentive Plan also included financial metrics for our international business which were applicable to certain participants in the plan (other than the Named Executive Officers) who supported that business.
The actual performance of the Company in 2015 relative to these financial targets is set forth below. EBITDA is calculated by adjusting net income as determined in accordance with generally accepted accounting principles (GAAP) for the provision for income taxes, other income (expense), depreciation and amortization, stock compensation expense and accruals related to certain litigation.

2015	Target	Actual	% of Target Achieved	% of Target Bonus Funding
Corporate Revenue	$140,830,000	$129,552,000	92%	82%
Corporate EBITDA	$6,342,000	$7,998,000	126%	140%
U.S. Revenue	$96,179,000	$85,797,000	89%	78%
U.S. EBITDA	$14,575,000	$15,526,000	107%	112%
Based on these levels of achievement of the respective financial performance goals, the overall funding of the Annual Incentive Plan was as follows:

•	115% for the participants subject to the corporate goals (i.e., 82% funding for revenue multiplied by 140% funding for EBITDA); and

•	87% for the participants subject to the U.S. regional goals (i.e., 78% funding for revenue multiplied by 112% funding for EBITDA).
At the beginning of the year, the Compensation Committee determined a target cash incentive award for each Named Executive Officer. Annual incentive cash compensation targets for the Named Executive Officers in 2015 were established based on market benchmarking and internal alignment. For 2015, the target award for Mr. Ortiz was 75% of his base salary earnings, and the target award for each other Named Executive Officer was 50% of his base salary earnings. The Named Executive Officers could earn more or less than their target cash incentive award depending upon the achievement of the Company’s financial performance targets and their individual contributions and performance.
The target bonus amount is multiplied by the funding percentage determined in the manner described above. All of the Named Executive Officers, other than Mr. Dewsnap, have their cash incentive awards tied to the achievement of the corporate performance metrics. Thus, their respective cash incentive awards were funded at the 115% level. Mr. Dewsnap’s cash incentive award is tied to the achievement of both the corporate performance metrics (80%) and the U.S. regional performance metrics (20%), resulting in funding of 109% of his cash incentive award.
For all eligible employees in the Annual Incentive Plan, provided the incentive plan funds, 75% of this amount (or the “fixed” portion) is payable strictly upon the level of achievement of the Company’s financial performance metrics. The remaining 25% (or the “discretionary” portion) is payable based on the executive’s individual performance and contributions to the Company as determined by the Compensation Committee with input from the Chief Executive Officer with respect to the other Named Executive Officers. The discretionary portion of the cash incentive award may be increased or decreased while remaining within the overall funded pool.
Based on the achievement of the Company’s financial performance metrics and the Compensation Committee’s assessment of their individual performance and contributions during the year, the Named Executive Officers received the following bonus payouts for 2015:

Name	2015 Target Cash Incentive Award(1)	2015 Actual Cash Incentive
Randy L. Ortiz	$356,250	$408,975
Kenneth L. Dumas	$140,000	$160,720
José M. Oxholm	$134,550	$154,463
Emad S. Isaac	$140,250	$161,007
Harold E. Dewsnap	$140,000	$153,037

(1)
The target cash incentive award for each Named Executive Officer is calculated by multiplying the applicable percentage for such Named Executive Officer by the base salary earned by such Named Executive Officer in 2015.

Long-Term Incentive Equity Compensation
Our long-term incentive equity compensation awards are intended to drive long-term Company performance, align the interests of executives with those of our shareholders and retain executives through long-term vesting of equity awards. We rely heavily on long-term equity awards that vest over time because the Compensation Committee believes that such awards are appropriate in attracting and retaining high quality executives and promoting their long-term commitment to the Company. Executive officers’ long-term incentives consist of:
•performance-based restricted stock;
•time-based restricted stock; and
•stock options.

When establishing equity grant levels for our executive officers, the Compensation Committee considers the existing number and value of vested and unvested stock option and restricted stock ownership among the executive officers, previous grants of equity-based awards to our executive officers, our overhang of equity-based awards and targeted burn rate for equity-based awards, and the overall share and value amounts recommended. In addition, the Compensation Committee periodically reviews the equity-based award grant levels of executive officers in our peer group. Individual awards are then determined generally using similar criteria used to set an executive’s incentive cash compensation. For 2015, the target values for the long-term incentive equity compensation for our Named Executive Officers were as follows:

Name	2015 Base Salary	2015 Target LTI	Percentage of Base Salary
Randy L. Ortiz	$475,000	$356,250	75%
Kenneth L. Dumas	$280,000	$126,000	45%
José M. Oxholm	$269,100	$121,095	45%
Emad S. Isaac	$280,500	$126,225	45%
Harold E. Dewsnap	$280,000	$126,000	45%
In 2015, the annual equity awards issued to our executive officers consisted of 30% stock options with a three-year gradual vesting schedule, 30% time-based restricted stock with a 3-year cliff vesting schedule, and 40% performance-based restricted stock with a two-year performance period. The Compensation Committee believes that this equity mix continues to place a greater emphasis on achievement of our long-term performance objectives as set forth in our strategic plan, while ensuring a portion of the equity awards to our executive officers includes restricted stock with time-based vesting for retention purposes.
Performance-based Restricted Stock. Performance-based restricted stock awards are used to motivate our executive officers to achieve key business priorities and objectives and to align the interests of our executive officers with long-term shareholder interests because such stock has no value to the executive officer unless we achieve defined financial targets generally measured over a two-year period. Any grants of performance-based restricted stock to the Named Executive Officers under this program will be subject to vesting based on the achievement of challenging but attainable goals derived from the Company’s strategic plan.
During 2015, the Compensation Committee approved the following performance-based restricted stock awards to the Named Executive Officers, with vesting based on the achievement of performance criteria over the two-year period consisting of fiscal years 2015 and 2016:

Name	Performance Shares Granted
Randy L. Ortiz	38,000
Kenneth L. Dumas	13,440
José M. Oxholm	12,917
Emad S. Isaac	13,464
Harold E. Dewsnap	13,440
The performance metrics consist of revenue, EBITDA and new business targets approved by the Compensation Committee toward the beginning of 2015, which are consistent with our strategic plan. The performance metrics are measured as follows: for EBITDA, upon achievement of the 86% threshold, 72% of the shares awarded would be earned; for revenue and telematics, upon achievement of the 76% threshold, 52% of the shares awarded would be earned; and if the highest level of performance was achieved as discussed above under “Incentive Cash Compensation,” the maximum number of shares earned would be 140% of the awarded shares.
These performance-based restricted stock awards will be forfeited unless the Company achieves in excess of the minimum threshold, and thereafter based on each respective weighting assigned to the performance targets. The pre-established performance targets for the 2015 grant, which were approved by the Compensation Committee in early 2015, consisted of a consolidated revenue performance target of $295.7 million for 2015/2016, a consolidated EBITDA performance target of $20.6 million for 2015/2016, and a telematics goal over a two-year period, supporting the Company’s fleet business as well as other emerging business in the telematics space.
Time-based Restricted Stock. Executive officers are eligible for time-based restricted stock awards on an annual basis, thus effectively tying a portion of compensation to the individual’s continued employment and the performance of our common stock over the vesting period. These time-based restricted stock awards are used as a retention tool. Such awards typically vest at the end of a period of three years, and the Compensation Committee believes that three-year cliff vesting promotes a longer term perspective and enhances retention of key management. Such awards only provide value if the executive officer remains employed until they vest, and then the value to the executive officer depends upon the value of our common stock.

During 2015, the Named Executive Officers received the following annual grants of time-based restricted stock:

Name	Time-Based Shares Granted
Randy L. Ortiz	28,500
Kenneth L. Dumas	10,080
José M. Oxholm	9,688
Emad S. Isaac	10,098
Harold E. Dewsnap	10,080
In August 2015, the Compensation Committee also approved a one-time retention-based restricted stock award for each of the Named Executive Officers other than Mr. Ortiz. Mr. Dumas was granted 7,500 shares and each of Mr. Oxholm, Mr. Isaac and Mr. Dewsnap was granted 1,000 shares. Half of such award vests six months after the date of grant, 30% on the first anniversary of the grant date, and the remaining 20% vests 18 months after the grant date.
Stock Options. Stock options are used to encourage executive stock ownership and to align our executive officers’ interests with those of our shareholders as stock options have no intrinsic value and only generate value when shareholders benefit from an increase in stock price. The number of stock options granted to executive officers is based on a target economic value. Under our 2008 Stock Incentive Plan (the “2008 Plan”), stock options are granted with an exercise price equal to the closing price of our common stock on the date of grant. The Compensation Committee uses a Black-Scholes valuation to determine the number of stock options versus shares of restricted stock to be granted to our executive officers.
Executive officers are eligible for annual grants of stock options that generally vest in equal annual installments over a three-year period (beginning on the first anniversary of the grant date) and expire seven years from the date of grant. During 2015, the Named Executive Officers received the following annual stock option grants:

Name	Number of Options Granted
Randy L. Ortiz	53,438
Kenneth L. Dumas	18,900
José M. Oxholm	18,164
Emad S. Isaac	18,934
Harold E. Dewsnap	18,900

In August 2015, the Compensation Committee also approved a one-time retention-based stock option award for each of the Named Executive Officers other than Mr. Ortiz. Half of such award vests six months after the date of grant, 30% vests on the first anniversary of the grant date, and the remaining 20% vests 18 months after the grant date. Such grants are for the following number of options:

Name	Number of Options Granted
Kenneth L. Dumas	2,500
José M. Oxholm	3,000
Emad S. Isaac	3,000
Harold E. Dewsnap	4,000
Benefits and Perquisites
The perquisites and other benefits provided to our executive officers are comparable to the benefits offered to all of our employees, and in limited instances, our executive officers are offered certain perquisites not offered to other employees, to contribute to our objective of attracting and retaining top executive talent.
Benefits and 401(k). We currently pay approximately 70% of health insurance premiums and 50% of dental insurance premiums for all of our employees, including our executive officers. We do not have a traditional defined benefit pension or supplemental executive retirement plan arrangement. Therefore, we believe our executives plan for their retirement substantially through potential wealth accumulation from equity compensation gains. Our executive officers are also eligible to participate in our 401(k) plan, which is available to all employees.
Perquisites. Our executive compensation program includes limited executive perquisites as we strive to make executive compensation primarily performance-based. We do not provide cars, private air travel, family travel reimbursement or other special travel benefits to executive officers. We do not provide club memberships or other personal social or entertainment benefits to executive officers, nor do we reimburse executive officers for any such costs. We do not make loans or provide guarantees to executive officers.
However, given the significant time and expertise that is required for adequate tax, retirement and financial planning, we offer approximately $4,000 in annual financial and tax planning as a taxable benefit intended to allow executive officers to focus on the needs of the Company with fewer distractions. We also provide an executive physical examination program, which is intended to encourage executives to have regular examinations and minimize the risk of losing the services of our executive officers due to unforeseen significant health issues.
In addition, as a condition to Mr. Ortiz’s employment as our Chief Executive Officer in 2011, Mr. Ortiz was required to commute from Michigan and spend the business week in the Company’s executive offices. As a result, we agreed to reimburse Mr. Ortiz for his housing expenses while in Massachusetts, as well as his commuting expenses, and to gross up such reimbursement payments to cover the estimated taxes that he would incur as a result of his receipt of such payments. We also agreed to reimburse Mr. Isaac for limited housing expenses in Massachusetts in connection with his commencement of employment with us.

Change in Control
We have entered into change-in-control agreements with certain executives. These agreements are designed to ensure executive officers focus on the business during periods of uncertainty and are designed to protect such executives against the loss of their positions following a transaction that involves a change in the ownership or control of the Company, and against the loss of the anticipated benefits of our long-term incentive compensation program. These agreements provide for cash severance payments and the accelerated vesting of equity awards in the event of the termination of the executive’s employment with the Company under certain circumstances following a change in control.
In the event of a proposal that could result in a change in control, the executive officers must focus on the best interests of our shareholders, and not be distracted by the need to mitigate or plan for the possibility that a new control group might choose to replace management or combine the business into a larger organization. Thus, the goal of the change-in-control agreements is to allow the executive officers to focus on evaluating strategic opportunities on their merits without being distracted by concerns about the impact of such events on their personal positions. In addition, the Compensation Committee believed that it was in the best interests of the Company and our shareholders to offer such agreements to our executive officers as we compete for executive talent in a highly competitive market in which comparable companies offer similar benefits to senior executives. None of the change-in-control agreements include a tax “gross-up” provision.
Recoupment Policy
The Compensation Committee has adopted a Policy Regarding Recoupment of Formulae-Based Performance Compensation. In accordance with this policy, certain performance-based incentive compensation awarded to or earned by our executive officers may be subject to recoupment by us in the event that our reported financial statements are subject to restatement. This policy, which may be amended from time to time, applies to all such compensation awarded or paid to our executive officers on or after March 15, 2014.
Under the policy, if our reported financial statements are restated due to material non-compliance with our financial reporting requirements, and the Compensation Committee, in its sole and absolute discretion, determines that such error was caused in whole or in part by the fraudulent or willful misconduct of one or more of our current or former executive officers, then the Committee will review any formulae driven cash or equity awards granted to such executive officers on the basis of performance during fiscal periods subject to the error. If, in the Compensation Committee’s view, this formulae-based performance compensation would have been lower but for the material reporting error, then we will be entitled to recoup from each such executive officer whose fraudulent or willful misconduct materially contributed to the error, that portion of the value realized by such executive officer that was in excess of what he would have been paid had there been no material reporting error. The Compensation Committee may elect not to seek recoupment from one or more executive officers when the imposition of such penalty would be inappropriate or inequitable under the circumstances or otherwise may not be in the best interests of the Company. Any formulae-based performance compensation which has been earned and vested for three or more years preceding the financial restatement will no longer be subject to potential recoupment under the policy.
Accounting and Tax Implications of Executive Compensation
Section 162(m) of the Internal Revenue Code of 1986 (the “Code”), disallows a tax deduction to public companies for certain compensation in excess of $1,000,000 paid to the principal executive officer and the three other most highly compensated executive officers, but not including our principal financial officer. Certain performance-based compensation, such as stock options issued under the 2008 Plan, which was approved by our shareholders, is not subject to the deduction limit. We periodically review the potential consequences of Section 162(m) of the Code. However, in order to maintain flexibility in compensating executive officers in a manner designed to achieve varying corporate goals, the Compensation Committee currently does not have a specific policy that all compensation must be deductible.
Prohibition on Hedging and Pledging
Our insider trading policy prohibits certain activities by executive officers with respect to Company securities, including pledging Company securities as collateral for a loan, selling any Company securities that are not owned by the executive at the time of such sale (i.e., a “short sale”), or buying or selling puts, calls or other derivative securities.
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2015, David J. Shea, Marcia J. Hooper, Gary E. Dilts, Philip Horlock and Robert J. Murray served on the Compensation Committee. No such member of the Compensation Committee (a) was, or had previously been, an executive officer or employee of the Company or any of our subsidiaries nor (b) had any material interest in a transaction of the Company or a business relationship with, or any indebtedness to, the Company, in each case that would require disclosure under applicable rules of the SEC. No other interlocking relationship existed between any member of the Compensation Committee or an executive officer of the Company, on the one hand, and any member of the Compensation Committee (or committee performing equivalent functions or, in the absence of any such committee, the full board of directors) or an executive officer of any other entity, on the other hand.

Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on its review of, and the discussions with management with respect to, the Compensation Discussion and Analysis, the Compensation Committee recommended to the Board and the Board has agreed that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
The foregoing has been furnished by the Compensation Committee:

David J. Shea (Chairperson)	Gary E. Dilts
Marcia J. Hooper	Philip Horlock

Summary Compensation Table
The following table and footnotes present the compensation earned in the last three fiscal years by: (a) the Company’s principal executive officer (“PEO”); (b) the Company’s principal financial officer (“PFO”); and (c) the Company’s other three most highly compensated executive officers, other than the PEO and PFO, who were serving as executive officers at December 31, 2015.
SUMMARY COMPENSATION TABLE
FOR FISCAL YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)		Total ($)
Randy L. Ortiz(5)	2015	$439,832	—	$162,925	$76,951	$408,975	$142,400	(6)	$1,231,083
President and Chief Executive Officer	2014	$462,116	—	$362,374	$106,877	-	$135,255		$1,066,622
	2013	$460,000	—	$375,161	$99,750	$310,500	$106,019		$1,351,430

Kenneth L. Dumas(7)	2015	$259,269	—	$87,174	$32,491	$160,720	$2,300	(8)	$541,954
Senior Vice President and Chief Financial Officer	2014	$32,308	$50,000	$20,001	$29,999	-	$646		$132,954

José M. Oxholm	2015	$249,176	—	$58,922	$32,486	$154,463	-		$495,047
Senior Vice President and General Counsel	2014	$261,650	—	$200,382	$39,058	-	$8,375		$509,465
	2013	$260,000	—	$121,360	$32,268	$117,000	$5,219		$535,847

Emad S. Isaac(9)	2015	$259,732	—	$61,267	$33,595	$161,007	$15,500	(10)	$531,101
Senior Vice President and Chief Technology Officer	2014	$273,731	—	$88,354	$37,869	-	$29,520		$429,475
	2013	$243,269	$75,000	$134,570	$35,781	$109,470	$56,403		$654,493

Harold E. Dewsnap(11)	2015	$259,269	—	$61,164	$35,656	$153,037	-		$509,126
Senior Vice President and General Manager (U.S. Automotive and Marketing)	2014	$267,116	—	$88,197	$32,527	—	$8,992		$396,832
	2013	$240,385	$94,952	$122,335	$32,528	$100,240	$5,327		$595,767

(1)	Amounts include the impact of certain company-wide cost-cutting initiatives implemented in 2015.
(2)
The amounts in the “Stock Awards” column reflect the aggregate grant date fair value of stock awards in accordance with FASB ASC Topic 718, pursuant to the 2008 Plan. Assumptions used in the calculations of these amounts are included in Notes 1 and 8 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. In the case of the performance-based restricted stock, the fair value is reported for the probable outcome, which for this purpose is 100% (or target) achievement. The fair value of awards at the maximum level of achievement for performance-based restricted stock awards is as follows: Mr. Ortiz: $130,340, Mr. Dumas: $46,099, Mr. Oxholm: $44,305, Mr. Isaac: $46,182 and Mr. Dewsnap: $46,099.

(3)
The amounts included in the “Option Awards” column reflect the aggregate grant date fair value of option awards in accordance with FASB ASC Topic 718, pursuant to the 2008 Plan. Assumptions used in the calculations of these amounts are included in Notes 1 and 8 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. These options are non-qualified stock options issued under the 2008 Plan and represent the right to purchase shares of our common stock at a fixed price per share (the grant date fair market value of the shares of our common stock underlying the options).

(4)
The amounts in the “Non-Equity Incentive Plan Compensation” column reflect the cash awards paid to the Named Executive Officers under the applicable year’s Annual Incentive Plan based on the achievement of certain financial performance metrics.

(5)	Mr. Ortiz is also a director of the Company; however, he did not receive any fees in connection with such services and his total compensation was paid for his services as an executive officer.
(6)
This amount includes $2,978 for executive physicals, $87,000 for reimbursement of housing and commuting expenses, and $52,422 to cover the estimated taxes that Mr. Ortiz would incur as a result of his receipt of such housing and commuting reimbursement payments.

(7)	Mr. Dumas joined the Company in November 2014.
(8)	This amount reflects amounts paid for Mr. Dumas’ executive physical.
(9)	Mr. Isaac joined the Company in February 2013.
(10)	This amount reflects amounts paid in connection with Mr. Isaac’s short-term housing. No tax gross-up was provided in 2015.
(11)	Mr. Dewsnap joined the Company in January 2013.

The Summary Compensation Table above quantifies the value of the various forms of compensation earned by the Named Executive Officers in fiscal years 2015, 2014 and 2013. The primary elements of each Named Executive Officer’s total compensation reported in the table are base salary, non-equity incentive plan compensation and long-term equity incentive awards. We do not have employment agreements with any of our Named Executive Officers.

Grants of Plan-Based Awards in the Fiscal Year Ended December 31, 2015
The following table shows all awards granted to each of the Named Executive Officers during the fiscal year ended December 31, 2015.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR ENDED DECEMBER 31, 2015

Name	Grant Date	Date of Comp. Cmte. Action (if different)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(3) ($)	Grant Date Fair Value of Stock and Option Awards(4) ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Randy L. Ortiz			$96,187	$356,250	$698,250
	2/23/15	2/18/15				19,760	38,000	53,200				$93,100
	2/23/15	2/18/15							28,500			$69,825
	2/23/15	2/18/15								53,438	$2.45	$76,951

Kenneth L. Dumas			$37,800	$140,000	$274,400
	2/23/15	2/18/15				6,989	13,440	18,816				$32,928
	2/23/15	2/18/15							10,080			$24,696
	8/14/15	8/14/15							7,500			$26,550
	2/23/15	2/18/15								18,900	$2.45	$27,216
	8/14/15	8/14/15								2,500	$3.54	$5,275

José M. Oxholm			$36,329	$134,550	$263,718
	2/23/15	2/18/15				6,717	12,917	18,084				$31,647
	2/23/15	2/18/15							9,688			$23,736
	8/14/15	8/14/15							1,000			$3,540
	2/23/15	2/18/15								18,164	$2.45	$26,156
	8/14/15	8/14/15								3,000	$3.54	$6,330

Emad S. Isaac			$37,868	$140,250	$274,890
	2/23/15	2/18/15				7,002	13,464	18,850				$32,987
	2/23/15	2/18/15							10,098			$24,740
	8/14/15	8/14/15							1,000			$3,540
	2/23/15	2/18/15								18,934	$2.45	$27,265
	8/14/15	8/14/15								3,000	$3.54	$6,330

Harold E. Dewsnap			$37,800	$140,000	$274,400
	2/23/15	2/18/15				6,989	13,440	18,816				$32,928
	2/23/15	2/18/15							10,080			$24,696
	8/14/15	8/14/15							1,000			$3,540
	2/23/15	2/18/15								18,900	$2.45	$27,217
	8/14/15	8/14/15								4,000	$3.54	$8,440

(1)
The amount shown in the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” column, sub column “Threshold” represents 27% of the target amount and reflects the minimum amount payable under the Annual Incentive Plan for meeting the established threshold. If attainment falls below the minimum threshold, no payouts will be made under the Annual Incentive Plan. The amount shown in sub column “Target” is the target (100%) of the target cash incentive award for each Named Executive Officer which is then separated into a “fixed” amount of 75% and a “discretionary” amount of 25% upon funding. The amount shown in sub column “Maximum” is 196% of the target amount.

(2)
The amounts shown in the “Estimated Future Payouts Under Equity Incentive Plan Awards” column, sub column “Threshold” represents 52% of the target amount and reflects the minimum amount of shares that would be earned under the performance-based restricted stock award for meeting the established threshold. If attainment falls below the minimum threshold, no shares will vest under the performance-based restricted stock awards. “Target” is the target (100%) number of shares of performance-based restricted stock that would be earned for meeting the target performance metrics. The amount shown in the sub column “Maximum” represents 140% of the target amount, which is the maximum number of shares that would be earned if the highest level of performance was achieved.

(3)	In accordance with the 2008 Plan, the exercise price of the stock option awards is equal to the closing price of our common stock as reported by NASDAQ on the date of grant.
(4)
The amounts included in the column “Grant Date Fair Value of Stock and Option Awards” reflect the aggregate grant date fair value of stock and option awards in accordance with FASB ASC Topic 718, pursuant to the 2008 Plan. Assumptions used in the calculations of these amounts are included in Notes 1 and 8 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. The options are non-qualified stock options issued under the 2008 Plan and represent the right to purchase shares of our common stock at a fixed price per share (the fair market value of the shares of our common stock underlying the options as of the grant date). In the case of performance-based restricted stock awards, the fair value is reported for the probable outcome after the two-year performance period, which for this purpose is 100% achievement.

The Compensation Committee established Company performance goals for 2015 for our Annual Incentive Plan based on revenue and EBITDA targets derived from the Company’s annual budget. The actual performance of the Company as compared to the performance targets is used to determine the overall funding for the plan. The plan includes a minimum performance level, or “threshold”, that must be attained in order for any bonuses to be paid. The threshold for 2015 was achievement of each performance metric at 76%, which would result in funding with respect to that metric at the 52% level. The plan also includes a maximum payout level, or “ceiling”, for each performance metric. For 2015, the ceiling for each performance metric was 120% of achievement, which would result in funding at the 140% level for each performance metric.
The funding percentages for the two performance metrics are then multiplied to determine the overall funding of the plan. Thus, the minimum funding under the plan would be achievement of both performance metrics at the 76% level (resulting in funding of 52% X 52%, or 27% of the target), and the maximum funding under the plan would be achievement of both performance metrics at or above the 120% level (resulting in funding of 140% X 140%, or 196% of the target). The Compensation Committee believed that this funding mechanism was appropriate because it provides for bonuses to be dependent upon achievement of both performance metrics and places more emphasis on potential overachievement.
At the beginning of the year, the Compensation Committee determined a target cash incentive award for each Named Executive Officer. Annual incentive cash compensation targets for the Named Executive Officers in 2015 were established based on market benchmarking and internal alignment and ranged from 50% to 75% of base salary for the Named Executive Officers. The target bonus amount is multiplied by the funding percentage determined in the manner described above. Seventy-five percent (75%) of this amount (or the “fixed” portion) is payable strictly upon the achievement of the Company’s performance metrics. The remaining 25% (or the “discretionary” portion) is payable based on the executive’s individual performance and contributions to the Company as determined by the Compensation Committee with input from the Chief Executive Officer with respect to the other Named Executive Officers. The amounts shown in the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” column, sub column “Target”, in the table above represent the fixed and discretionary portion (75% + 25%) of the target cash incentive award for each Named Executive Officer. The Compensation Committee also determined that modest retention awards would be appropriate for the Named Executive Officers, other than Mr. Ortiz.
Our long-term incentive equity compensation awards are intended to drive long-term Company performance, align the interests of executives with those of our shareholders and retain executives through long-term vesting of equity awards. Executive officers’ annual long-term incentives typically consist of: (a) performance-based restricted stock; (b) time-based restricted stock; and (c) stock options. In 2015, equity awards were issued to executive officers based on the value at the time of grant and generally consisted of approximately 30% stock options, 30% time-based restricted stock, and 40% performance-based restricted stock. In addition to annual equity grants, we generally provide new executive officers with on-boarding grants in connection with the commencement of their employment with the Company.

Outstanding Equity Awards at December 31, 2015
The following table sets forth information with respect to the Named Executive Officers concerning unexercised stock options and unvested restricted stock awards as of December 31, 2015.
OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR-END

	Option Awards (1)						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (3)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)(4)		Market Value of Shares of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)(5)
Randy L. Ortiz	-	53,438		-	$2.45	2/23/22
	10,667	21,332		-	$5.65	5/28/21
	34,831	17,415		-	$3.46	5/6/20
	151,515	-		-	$3.08	5/7/19
	151,515	-			$3.25	11/1/18
							29,571		$164,415
							18,916		$105,173
							20,000		$111,200
							28,500		$158,460
										38,000	$211,280
										25,221	$140,229
Kenneth L. Dumas	-	2,500	(6)	-	$3.54	8/14/22
	-	18,900		-	$2.45	2/23/22
	6,329	12,658		-	$2.68	11/12/21
							7,500	(6)	$41,700
							10,080		$56,045
							7,463		$41,495
										13,440	$74,726
José M. Oxholm	-	3,000	(6)		$3.54	8/14/22
	-	18,164			$2.45	2/23/22
	3,898	7,796			$5.65	5/28/21
	11,267	5,634			$3.46	5/6/20
	34,237	-			$3.9	4/26/19
							1,000	(6)	$5,560
							9,688		$53,865
							20,000		$111,200
							6,893		$38,326
							9,566		$53,187
										12,917	$71,819
										8,573	$47,666
Emad S. Isaac	-	3,000	(6)		$3.54	8/14/22
	-	18,934			$2.45	2/23/22
	3,780	7,558			$5.65	5/28/21
	12,494	6,247			$3.46	5/6/20
	10,753	5,376			$3.34	2/11/20
							1,000	(6)	$5,560
							10,098		$56,145
							6,702		$37,263
							10,607		$58,975
							6,006		$33,394
										13,464	$74,860
										8,936	$49,684
Harold E. Dewsnap	-	4,000	(6)		$3.54	8/14/22
	-	18,900			$2.45	2/23/22
	3,773	7,544			$5.65	5/28/21
	11,358	5,679			$3.46	5/6/20
	26,315	-			$3.07	1/16/20
							1,000	(6)	$5,560
							10,080		$56,045
							6,690		$37,197
							9,643		$53,616

9,772	$54,333
		8,920	$49,596
		13,440	$74,727

(1)	Unless otherwise noted, all options vest in three equal annual installments beginning on the first anniversary of the date of grant.
(2)	Each outstanding stock option granted that was vested and exercisable as of December 31, 2015 is listed in this column.
(3)	Each outstanding stock option that was not yet vested and exercisable as of December 31, 2015 is listed in this column.
(4)
The shares in this column represent time-based restricted stock that, as of December 31, 2015, had not yet vested. The corresponding market values are based on $5.56, the closing price of our common stock on December 31, 2015. Unless otherwise noted, these time-based restricted stock awards vest on the third anniversary of the date of grant.

(5)
The shares in this column represent performance-based restricted stock that, as of December 31, 2015, had not yet vested. The corresponding market values are based on $5.56, the closing price of our common stock on December 31, 2015. Performance-based restricted stock awards vest, if at all, on the second anniversary of the date of grant. The number of shares and market value are based on achieving the target performance measure.

(6)
This award vests as follows: 50% on the date that is six months from the date of grant, 30% on the date that is 12 months from the date of grant, and the remaining 20% on the date that is 18 months from the date of grant.

Option Exercises and Stock Vested Table
The following table sets forth information with respect to the Named Executive Officers concerning stock option exercises and the vesting of stock awards for the fiscal year ended December 31, 2015.
OPTION EXERCISES AND STOCK VESTED FOR FISCAL YEAR ENDED DECEMBER 31, 2015

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Randy L. Ortiz(1)	-	-	55,385	$207,694
Kenneth L. Dumas	-	-	-	-
José M. Oxholm(2)	-	-	12,821	$30,899
Emad S. Isaac	-	-	-	-
Harold E. Dewsnap	-	-	-	-

(1)	Mr. Ortiz’s vesting includes 55,385 shares, which vested per the terms of the 2012 award agreement, with a market value of $3.75 per share on the vesting date.
(2)	Mr. Oxholm’s vesting includes 12,821 shares, which vested per the terms of the 2012 award agreement, with a market value of $2.41 per share on the vesting date.
Change-in-Control Agreements
We have entered into double trigger change-in-control agreements with all of our Named Executive Officers as well as certain Vice Presidents. A double trigger change-in-control agreement requires both a change in control and a termination of employment either (a) involuntarily, other than for cause, death or disability or (b) voluntarily for good reason.
The Compensation Committee views the potential lump-sum cash payments for an involuntary termination without cause, or a voluntary termination with good reason, following a change in control of the Company, as reasonable and appropriate for the executive officers, as the process of matching high level senior executives to appropriate new positions may take a significant amount of time.
For purposes of the change-in-control agreements, a change in control is deemed to occur, subject to limited exceptions, if: (a) any person becomes the beneficial owner of 50% or more of the Company’s then outstanding stock; (b) there is consummation of any transaction contemplated by a resolution of the Board approving an agreement of consolidation of the Company with, or a merger into, another corporation or business entity, unless following the consolidation or merger more than 50% of the outstanding voting securities are then beneficially owned by all or substantially all of the same individuals or entities who held such shares immediately before the consolidation or merger, no person (excluding any person beneficially owning 50% or more of the outstanding voting securities, directly or indirectly, immediately prior to such consolidation or merger) beneficially owns, directly or indirectly, 50% or more of the combined voting power of the then outstanding voting securities of such corporation or business entity entitled to vote generally in the election of directors, and at least a majority of the board consists of incumbent directors of the Company; or (c) there is consummation of a sale of all or substantially all of the Company’s assets to an unaffiliated entity.
If, within 12 months after a change in control of the Company, such Named Executive Officer’s employment is terminated (a) by the Company other than for cause, death or disability or (b) by the Named Executive Officer, for good reason (as defined below), we have agreed to, in addition to salary, benefits and awards accrued through the date of termination:

•
pay the individual an amount equal to two (with respect to Mr. Ortiz) or 1.5 (with respect to each other Named Executive Officer) times the sum of (a) his current base salary and (b) the highest of his target bonus for the current year or the actual bonus paid during either of the prior two years; and

•	provide the individual with benefits under all employee medical, prescription drug and dental plans, or equivalent approved benefits, for up to 24 months following such termination.
“Good Reason” is defined as termination based on, subject to limited exceptions: (a) a material and adverse change in his status or position as an officer or management employee of the Company, the assignment of duties or responsibilities that are materially inconsistent with such status or position, or any failure to re-appoint or re-elect him to such position; (b) a reduction by the Company in his base salary (other than a 10% or less reduction imposed on all senior executives); (c) the Company’s requirement that he be based at an office that is both more than 50 miles from his then current office and further from his then current residence; or (d) the failure by the Company to obtain from any successor the assent to such change-in-control agreement. With respect to Mr. Ortiz and Mr. Dumas, “Good Reason” also includes termination of his employment with the Company after a change in control of the Company if either (1) he is no longer serving in the office held prior to the change in control, or (2) the surviving entity’s equity securities are not publicly-traded on an established securities market such as the New York Stock Exchange or NASDAQ. In addition, a termination by him for any reason during the twelfth (12th) month following any change in control of the Company shall be deemed to be a termination for good reason under such change-in-control agreements.
Under the change-in-control agreements with each Named Executive Officer, we have further agreed to:

•
pay 50% of any payment due in a lump sum on the 60th day after the date of termination and 1/24th or 1/18th, as the case may be, of the remaining 50% on a monthly basis with a final lump sum payment of the unpaid balance to be paid no later than March 15th of the calendar year following the calendar year in which the date of termination occurs; and

•	reimburse legal fees and any expenses incurred in enforcement of the Named Executive Officer’s rights under the change-in-control agreement.
Pursuant to the agreements, the Named Executive Officers shall not at any time communicate or disclose to any unauthorized persons any of our proprietary processes or other confidential information concerning the business, products, suppliers or customers which, if disclosed, would have a material adverse effect upon our business or operations.
In the event that any payments made in connection with a change in control or termination would be subjected to the excise tax imposed by Section 4999 of the Code, the payments pursuant to the agreements would be reduced to the greater of (1) the maximum amount that can be paid without the imposition of an excise tax under Section 4999 of the Code and (2) the net after-tax amount that may be retained by the executive if such net after-tax amount exceeds the amount that would be payable under clause (1) by more than $50,000. No change-in-control agreements include a tax “gross-up” provision.
 All performance-based restricted stock awards will automatically vest or become nonforfeitable upon a change in control as defined in, and in accordance with the terms of, the related plans and award agreements. All equity awards with time-based vesting will vest or become nonforfeitable if, within 12 months after a change in control of the Company, the Named Executive Officer’s employment is terminated (a) by us other than for cause, death or disability or (b) by the Named Executive Officer for good reason (as such terms are defined in the applicable change-in-control agreement).
The chart below summarizes the total payments and provision of benefits that would have been payable to the Named Executive Officers if a change in control had occurred on December 31, 2015 and the Named Executive Officer’s employment had terminated in the manner described above.

CHANGE IN CONTROL PAYMENTS

Name	Salary/ Bonus(1)	Accelerated Vesting of Equity Awards(2)	Medical/ Dental Benefits(3)	Total
Randy L. Ortiz	$1,662,500	$1,093,522	$31,397	$2,787,419
Kenneth L. Dumas	$630,000	$314,252	$31,397	$975,649
José M. Oxholm	$605,475	$456,007	$29,807	$1,091,289
Emad S. Isaac	$631,125	$393,947	$29,807	$1,054,879
Harold Dewsnap	$630,000	$409,859	$338	$1,040,197

(1)
The severance amounts represent the maximum amounts that would have been payable to the Named Executive Officers based on the Named Executive Officer’s base salary and target bonus as of December 31, 2015. The change-in-control agreements with the Named Executive Officers provide that the severance payments may be reduced to avoid the application of taxes imposed under the Code and, therefore, the Named Executive Officers may receive an amount less than the amount reflected in this table.

(2)
The amounts represent the value of the accelerated vesting of restricted stock awards and in-the-money option awards based on the closing price, $5.56, of our common stock on December 31, 2015. Vesting occurs automatically upon a change in control for performance-based restricted stock awards (with such awards vesting at target). All equity awards with time-based vesting are subject to double-trigger acceleration under the change-in-control agreements.

(3)
Does not include amounts that may become payable pursuant to the change-in-control agreements for legal fee and related expense reimbursement (which reimbursement amount is capped at $100,000 for each Named Executive Officer) or for outplacement services (which would not exceed $15,000 for each Named Executive Officer).

Accelerated Vesting of Restricted Stock Outside of a Change in Control
In addition to the change in control scenarios described above, any grants of time-based restricted stock to the Named Executives Officers will automatically vest in accordance with the following schedule in the event of the Named Executive Officer’s death or disability or the termination of his employment by the Company other than for “cause:”

If event occurs after	Vested Shares
First anniversary of Grant Date	1/3rd of the Restricted Stock
Second anniversary of Grant Date	2/3rds of the Restricted Stock
Third anniversary of Grant Date	All of the Restricted Stock

If one of these events had occurred unrelated to a change in control on December 31, 2015, the Named Executive Offers would have been entitled to the following accelerated vesting based on a per share price of $5.56, the closing price of our common stock on December 31, 2015:

Name	No. of Shares	Value of Accelerated Awards
Randy L. Ortiz	32,687	$181,740
Kenneth L. Dumas	2,488	$13,834
José M. Oxholm	15,343	$85,308
Emad S. Isaac	13,310	$74,004
Harold Dewsnap	15,174	$84,368
With respect to performance-based restricted stock, in the event of the Named Executive Officer’s death or disability or the termination of his employment by the Company other than for “cause” after the end of the calendar year of the grant but before the end of the applicable measuring period, the Named Executive Officer’s rights to one-half of the restricted stock that would otherwise become nonforfeitable on the date the Company publicly releases earnings for the second year of the measuring period shall become nonforfeitable as of such date. In the event of the Named Executive Officer’s termination of employment for any other reason before the end of the measuring period (other than a change in control as described above), the Named Executive Officer will automatically forfeit all shares of such restricted stock as of the employment termination date.

COMPENSATION OF DIRECTORS
The following table and notes present the compensation earned by our non-employee directors in the fiscal year ended December 31, 2015.
DIRECTOR COMPENSATION FOR FISCAL YEAR ENDED DECEMBER 31, 2015

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards $ (3)	Total
Rory J. Cowan	$47,500	$79,997	$127,497
Gary E. Dilts	$45,000	$79,997	$124,997
Marcia J. Hooper	$40,000	$79,997	$119,997
Philip Horlock	$40,000	$79,997	$119,997
John H. MacKinnon	$50,000	$79,997	$129,997
Robert J. Murray	$20,000	$-	$20,000
David J. Shea	$47,500	$79,997	$127,497
Alan L. Bazaar	$31,573	$87,743	$119,316
John A. Janitz	$27,111	$87,025	$114,137
Edward F. Davis III	$16,264	$64,757	$81,021

(1)
Randy L. Ortiz is not included in this table as he was compensated as an employee of the Company and, thus, received no compensation for his services as a director in 2015. The compensation received by Mr. Ortiz is shown in the Summary Compensation Table above. Mr. Murray’s term on the Board ended on June 15, 2015 due to his retirement. Mr. Bazaar joined the Board on March 17, 2015. Mr. Janitz joined the Board on April 27, 2015. Mr. Davis joined the Board on August 4, 2015.

(2)
The fees also represent fees paid to: Mr. Shea who serves as Chairperson of the Compensation Committee; Mr. MacKinnon who serves as Chairperson of the Audit Committee; and Mr. Dilts who serves as Chairperson of the Nominating/Corporate Governance Committee.

(3)
The amount in the “Stock Awards” column reflects the aggregate grant date fair value of stock awards in accordance with FASB ASC Topic 718, pursuant to the 2008 Plan. Each non-employee director was granted 19,607 shares of restricted stock in 2015 pursuant to the terms of the 2008 Plan. The grant date fair value of each such award was $4.08 per share, using the closing price of our common stock on NASDAQ on June 16, 2015, the date of the grant with the exception of Mr. Davis, who received a prorated grant in the amount of 18,293 shares of restricted stock with a grant date value of such award at $3.54 per share, using the closing price of our common stock on NASDAQ on August 14, 2015.

Prior to the June 2015 grant, in association with his joining the Board, Mr. Bazaar also received 2,671 shares of restricted stock with a grant date fair value of such award of $2.90 per share, using the closing price of our common stock on NASDAQ on March 24, 2015. Mr. Janitz also received an initial grant upon joining the Board of 2,014 shares of restricted stock with a grant value of such award at $3.49 per share, using the closing price of our common stock on NASDAQ on May 13, 2015.
As of December 31, 2015, each director beneficially held the following number of shares of unvested restricted stock issued by the Company: Rory J. Cowan, 33,766 shares; Gary E. Dilts, 33,766 shares; Marcia J. Hooper, 33,766 shares; Philip Horlock, 33,766 shares; John H. MacKinnon, 33,766 shares; David J. Shea, 33,766 shares; Alan L. Bazaar, 22,278 shares; John A. Janitz, 21,621 shares; and Edward F. Davis III, 18,293 shares. As of December 31, 2015, none of the directors held options to purchase shares of our common stock.
We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company, as well as the skill-level required by us of members of the Board.
For fiscal year 2015, each non-employee director received an annual fixed fee retainer of $40,000, payable quarterly. Directors also receive restricted stock awards, as described below, and are eligible to participate in our charitable gift matching program up to $5,000 in the aggregate per year. The Chairperson of the Nominating/Corporate Governance Committee receives an annual stipend of $5,000. The Chairperson of the Board and the Chairperson of the Compensation Committee each receive an annual stipend of $7,500. The Chairperson of the Audit Committee receives an annual stipend of $10,000. In 2015, the Board also approved a retainer of $15,000 to be paid to the Chairperson of the Special Committee formed by the Board, which will be paid to Mr. Cowan in 2016. Directors are reimbursed for reasonable out-of-pocket travel, hotel and incidental expenses for each Board meeting attended. Annual cash and equity compensation is prorated for new directors taking office in between annual shareholder meeting dates.

Consistent with past practice, on the third business day following an annual meeting of shareholders, each eligible non-employee director elected or re-elected at such meeting receives an annual grant of $80,000 (rounded to the nearest whole number of shares) in value based on the fair market value of our common stock on the date of grant (as defined in the 2008 Plan) of restricted stock subject to forfeiture and restrictions on transfer which lapse after two years. Any non-employee director elected other than at the annual meeting of shareholders is granted such restricted stock on a pro-rated basis in the form of an on-boarding award.
Directors are subject to a minimum share ownership requirement. Within two years after joining our Board, each director is required to directly own a minimum of 5,000 shares of our common stock. All of our directors that have served with the Company for more than two years have satisfied this equity ownership requirement. Also, similar to our executive officers, our policies with respect to Company securities prohibit our directors from pledging Company securities as collateral for a loan, making short sales, or buying or selling puts, calls or other derivative securities.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table provides a summary, as of December 31, 2015, of shares of our common stock reserved for issuance pursuant to all of our current equity compensation plans (the 2003 Plan and the 2008 Plan):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,572,933	$3.88	686,017
Equity compensation plans not approved by security holders	—	—	—
Total	1,572,933	$3.88	686,017

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SHAREHOLDERS
The following table sets forth certain information as of January 29, 2016, with respect to the voting securities of the Company beneficially owned by: (a) any person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (b) each director of the Company; (c) each of the Named Executive Officers; and (d) all directors and executive officers of the Company as a group. A person is deemed to be the beneficial owner of voting securities of the Company if he or she has or shares voting power or investment power with respect to such securities or has the right to acquire beneficial ownership of such securities within sixty days of January 29, 2016, defined as Currently Exercisable Options for purposes of the table and footnotes below. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose of or direct the disposition of shares. Except as provided in the table or the notes thereto, each person named has sole voting and investment power with respect to the shares listed as being beneficially owned by such person, and has a mailing address c/o LoJack Corporation, 40 Pequot Way, Canton, Massachusetts 02021.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of class
Tieton Capital Management 4700 Tieton Drive, Suite C Yakima, WA 98908	2,040,656	(1)	10.4%
Janus Capital Management LLC Plaisance Fund LP 151 Detroit Street Denver, CO 80206	1,324,123	(2)	6.7%

Randy L. Ortiz	660,977	(3)	3.4%
Rory J. Cowan	156,975	(4)	*
John H. MacKinnon	138,226	(5)	*
Harold E. Dewsnap	130,602	(6)	*
José M. Oxholm	133,555	(7)	*
Emad S. Isaac	97,028	(8)	*
David J. Shea	83,698	(9)	*
Gary E. Dilts	82,233	(10)	*
Marcia J. Hooper	82,233	(11)	*
Kenneth L. Dumas	77,362	(12)	*
Philip Horlock	47,656	(13)	*
John A. Janitz	41,741	(14)	*
Alan L. Bazaar	22,278	(15)	*
Edward F. Davis III	18,293	(16)	*
All executive officers and directors as a group (14 people)	1,772,857	(17)	9.0%

*	Less than 1% of the 19,711,416 outstanding shares of our common stock as of March 1, 2016.

(1)
According to a Schedule 13G/A filed with the SEC on January 12, 2016 and reports on Shares held as of December 31, 2015, Tieton Capital Management beneficially owns an aggregate of 2,040,656 Shares and exercises shared voting and investment power with respect to such Shares.

(2)
According to a Schedule 13G/A filed with the SEC on February 16, 2016 and reports on Shares held as of December 31, 2015, Janus Capital Management LLC and Plaisance Fund LP beneficially own an aggregate of 1,324,123 Shares and exercise sole voting and investment power with respect to 1,324,123 Shares. Plaisance Fund LP is a managed portfolio to which Janus Capital Management provides investment advice.

(3)
Includes 366,341 shares issuable upon exercise of Currently Exercisable Options and 160,208 restricted shares awarded to Mr. Ortiz under our stock-based plans which are subject to restrictions on transfer.

(4)	Includes 33,766 restricted shares awarded to Mr. Cowan under our stock-based plans which are subject to restrictions on transfer.
(5)
Includes 33,766 restricted shares awarded to Mr. MacKinnon under our stock-based plans which are subject to restrictions on transfer. Also includes 92,360 shares held in a joint account over which Mr. MacKinnon’s wife has shared voting and dispositive power.

(6)
Includes 49,746 shares issuable upon exercise of Currently Exercisable Options and 49,773 restricted shares awarded to Mr. Dewsnap under our stock-based plans which are subject to restrictions on transfer.

(7)
Includes 56,957 shares issuable upon exercise of Currently Exercisable Options and 68,637 restricted shares awarded to Mr. Oxholm under our stock-based plans which are subject to restrictions on transfer.

(8)
Includes 40,215 shares issuable upon exercise of Currently Exercisable Options and 56,813 restricted shares awarded to Mr. Isaac under our stock-based plans which are subject to restrictions on transfer.

(9)	Includes 33,766 restricted shares awarded to Mr. Shea under our stock-based plans which are subject to restrictions on transfer.
(10)	Includes 33,766 restricted shares awarded to Mr. Dilts under our stock-based plans which are subject to restrictions on transfer.
(11)	Includes 33,766 restricted shares awarded to Ms. Hooper under our stock-based plans which are subject to restrictions on transfer.
(12)
Includes 13,879 shares issuable upon exercise of Currently Exercisable Options and 38,483 restricted shares awarded to Mr. Dumas under our stock-based plans which are subject to restrictions on transfer.

(13)	Includes 33,766 restricted shares awarded to Mr. Horlock under our stock-based plans which are subject to restrictions on transfer.
(14)	Includes 21,621 restricted shares awarded to Mr. Janitz under our stock-based plans which are subject to restrictions on transfer.
(15)	Includes 22,278 restricted shares awarded to Mr. Bazaar under our stock-based plans which are subject to restrictions on transfer.
(16)	Includes 18,293 restricted shares awarded to Mr. Davis under our stock-based plans which are subject to restrictions on transfer
(17)
Includes 527,138 shares issuable upon exercise of Currently Exercisable Options and 638,702 restricted shares awarded to our directors and executive officers under our stock-based plans which are subject to restrictions on transfer.

 On February 1, 2016, we entered into the Merger Agreement with CalAmp. Pursuant to the terms of the Merger Agreement, a wholly-owned subsidiary of CalAmp, or Purchaser, has commenced a cash tender offer, or the Offer, for all of LoJack’s shares of common stock at a purchase price per share of $6.45. Purchaser’s obligation to accept for payment and pay for shares of LoJack common stock tendered in the Offer is subject to certain conditions, including, among other things, a minimum number of shares that must be tendered. Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into LoJack, with LoJack surviving as a wholly-owned subsidiary of CalAmp (which we refer to as the Merger). At the effective time of the Merger, any shares of LoJack common stock not purchased pursuant to the Offer, other than shares held by CalAmp or Purchaser or by shareholders of LoJack who have perfected statutory rights of appraisal under Massachusetts law (if applicable), will be converted into the right to receive $6.45 per share in cash, without interest.
 Upon completion of the Offer, each outstanding option to purchase LoJack common stock, whether or not vested and exercisable, will be cancelled and converted into the right to receive a lump sum cash payment (without interest and less any applicable withholding taxes) equal to the product of (i) the excess, if any, of (A) $6.45 over (B) the per share exercise price for such LoJack option and (ii) the total number of shares underlying such LoJack option. Also upon completion of the Offer, each outstanding LoJack restricted stock award will accelerate and become fully vested such that LoJack’s right of reacquisition or repurchase, as applicable, will lapse in full effective immediately prior to, and contingent upon, the acceptance of shares of LoJack common stock tendered into the Offer. Each share underlying such LoJack restricted stock awards may be tendered into the Offer by the holder of such award.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
In recognition of the fact that transactions involving related persons can present potential or actual conflicts of interest or create the appearance that Company decisions are based on considerations other than the best interests of the Company and its shareholders, the Board has adopted a written policy, which provides for the review and approval (or, if completed, ratification, cancellation or annulment) by the Audit Committee of all transactions involving the Company in which a related person is known to have a direct or indirect interest, including transactions required to be reported under paragraph (a) of Item 404 of Regulation S-K promulgated by the SEC. For purposes of this policy, a related person includes: (a) any person who is or was (since the beginning of the last fiscal year for which the Company has filed a Form 10-K, even if they do not presently serve in that role) a director or an executive officer of the Company or a nominee to become a director of the Company; (b) any known beneficial owner of more than 5% of our common stock; or (c) any immediate family member of any of the foregoing. Such transactions may be pursued only if the Audit Committee believes, after considering the matter in good faith, that they are in, or are not inconsistent with, the best interests of the Company and its shareholders.
A copy of our Related Person Transaction Policies and Procedures is available on our website at www.lojack.com under the heading “Investor Relations.” We did not have any related person transactions during 2015 that are required to be disclosed in this Annual Report on Form 10-K under SEC rules.
Director Independence
The following members of the Board have been determined by the Board to be “independent” based on the application of the Company’s independence standards and under applicable rules and regulations of the SEC and NASDAQ: Rory J. Cowan; Alan L. Bazaar; Edward F. Davis III; Gary E. Dilts; Marcia J. Hooper; Philip Horlock; John A. Janitz; John H. MacKinnon; and David J. Shea. The Board has determined that to be considered “independent”, a director may not have any direct or indirect material relationships with the Company. The Board has determined that all of the members of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee are “independent.” In making a determination of whether a material relationship exists, the Board considers all relevant facts and circumstances, including but not limited to such director’s commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships. Consistent with these considerations, the Board has reviewed all relationships between the Company and the members of the Board and has affirmatively determined that all of the non-management directors are “independent.”

ITEM 14 —	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The fees for services provided to the Company by Grant Thornton in 2015 and Grant Thornton and KPMG LLP, the Company’s former independent registered public accounting firm, in 2014 were as follows:

	Grant Thornton 2015	Grant Thornton 2014	KPMG 2014
Audit Fees	$560,000	$555,000	$45,000
Audit-Related Fees		-	25,000
Tax Fees		-	-
All Other Fees	4,900	4,900	-
Total Fees	$564,900	$559,900	$70,000
Audit Fees. Audit fees are comprised of professional services rendered in connection with the integrated audit of our consolidated financial statements and effectiveness of internal control over financial reporting for the Company’s Annual Report on Form 10-K, the review of our quarterly consolidated financial statements for our quarterly reports on Form 10-Q and international subsidiary statutory audits.
Audit-Related Fees. These fees are comprised of professional services rendered in 2014 related to internal control testing for the Company’s new Enterprise Resource Planning system and the preparation of letters and consents for other SEC filings of the Company.

All Other Fees. These fees include the annual subscription fee payable by the Company for access to an online accounting research tool.
Audit Committee Pre-Approval Policies and Procedures
The Board recognizes the importance of maintaining the independence and objective viewpoint of the independent auditors. The Board also recognizes that the independent auditors possess a unique knowledge of the Company, and can provide necessary and valuable services to us in addition to the annual audit. The Board has adopted guidelines and procedures to be followed by us when retaining the independent auditors to perform audit and non-audit services. Under the policy, all services provided by the independent auditors, both audit and non-audit, must be pre-approved by the Audit Committee in order to assure that the provision of such services does not impair the independent auditors’ independence. Pre-approved fee levels for all services to be provided by the independent auditors are also established by the Audit Committee and any proposed services exceeding these levels require specific pre-approval by the Audit Committee. The Audit Committee may delegate approval authority to one or more of the designated members of the Audit Committee. The Audit Committee will not delegate its responsibilities to approve services performed by the independent auditors to management.

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The following documents are filed as part of this annual report:
The financial statements and report of the independent registered public accounting firm required by this Item are included in Part II, Item 8.
(b) Exhibits

2A.
Agreement and Plan of Merger, dated as of February 1, 2016, by and among LoJack Corporation, CalAmp Corp. and Lexus Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 2, 2016, File No. 001-08439).

3A.	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 17, 2011, File No. 001-08439).
3B.	Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 2, 2016, File No. 001-08439).
3C.	Restated Articles of Organization, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 13, 2004, File No. 001-08439).
4A.	Amended Specimen Share Certificate (incorporated by reference to Exhibit 4A to File No. 2-98609).
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

10L.++
LoJack Corporation 2008 Stock Incentive Plan, as Amended and Restated, together with the amendments thereto (incorporated by reference to Exhibit (e)(9) to the Company's Schedule 14D-9 filed with the SEC on February 16, 2016, File No. 005-41107).

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

10P.++
Form of LoJack Corporation 2008 Stock Incentive Plan Restricted Stock Agreement (Director Grants) (incorporated by reference to Exhibit (e)(13) to the Company's Schedule 14D-9 filed with the SEC on February 16, 2016, File No. 005-41107).

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

10S.
Form of Indemnification Agreement between LoJack Corporation and its Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 2, 2016, File No. 001-08439).

10T.
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

10U.
Renewal of Agreement for Manufacture, between LoJack Corporation and LoJack Equipment Ireland Limited and Celestica Corporation, dated May 17, 2013 (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2013, File No. 001-08439).

10V.
Amendment No. 1 to Agreement for Manufacture between LoJack Corporation and LoJack Equipment Ireland Limited and Celestica LLC, effective November 25, 2013 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10BB to the Company’s Annual Report on Form 10-K, filed with the SEC on March 10, 2014, File No. 001-08439).

10W.*	Renewal of Agreement for Manufacture between LoJack Corporation, LoJack Equipment Ireland Limited and Celestica LLC, dated November 17, 2015.
10X.
Value Added Distributor and Reseller Agreement, dated as of January 23, 2013, by and between LoJack Corporation and TomTom, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2013, File No. 001-08439 (portions of this exhibit have been omitted pursuant to a request for confidential treatment)).

10Y.
Settlement Agreement, dated October 18, 2012, by and among Mike Rutti, Gerson Anaya, Christian Furtado, and James Hamilton (plaintiffs), Righetti Glugoski, P.C. and LoJack Corporation (incorporated by reference to Exhibit 10Z to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 15, 2013, File No. 001-08439).

10Z.++
Letter agreement, dated May 27, 2014, between LoJack Corporation and Donald R. Peck (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 27, 2014, File No. 001-08439).

10AA.++
Letter agreement, dated October 21, 2014, between LoJack Corporation and Kenneth L. Dumas (incorporated by reference to Exhibit 10II to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 16, 2015, File No. 001-08439).

10BB.
Agreement by and among LoJack Corporation, Engine Group, L.P., Engine Jet Capital, L.P., P Engine Ltd., Engine Group Management, LLC, Engine Investments, LLC and Arnaud Ajdler, dated March 17, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2015).

10CC.
Loan and Security Agreement, dated as of December 29, 2015, by and among LoJack Corporation, LoJack Global LLC, and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2016, File No. 001-08439).

21.*	Subsidiaries of the Registrant.
23.1*	Consent of KPMG LLP.
23.2*	Consent of Grant Thornton LLP.
31.1.*	Rule 13a-14(a)/15(d) — 14(a) Certification.
31.2.*	Rule 13a-14(a)/15(d) — 14(a) Certification.
32.**	Certification Pursuant to 18 U.S.C Section 1350.

101.**
The following materials from this Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

LOJACK CORPORATION (Registrant)

By:	/s/ RANDY L. ORTIZ	Date:	March 11, 2016
Randy L. Ortiz President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ RORY J. COWAN	Chairman of the Board	March 11, 2016
Rory J. Cowan

/s/ RANDY L. ORTIZ	President and Chief Executive	March 11, 2016
Randy L. Ortiz	Officer (principal executive officer)

/s/ KENNETH L. DUMAS	Senior Vice President, Chief Financial Officer	March 11, 2016
Kenneth L. Dumas	and Treasurer (principal financial officer)

/s/ ALAN L. BAZAAR	Director	March 11, 2016
Alan L. Bazaar

/s/ EDWARD F. DAVIS III	Director	March 10, 2016
Edward F. Davis III

/s/ GARY E. DILTS	Director	March 11, 2016
Gary E. Dilts

/s/ MARCIA J. HOOPER	Director	March 11, 2016
Marcia J. Hooper

/s/ PHIL HORLOCK	Director	March 11, 2016
Phil Horlock

/s/ JOHN A. JANITZ	Director	March 11, 2016
John A. Janitz

/s/ JOHN H. MACKINNON	Director	March 11, 2016
John H. MacKinnon

/s/ DAVID J. SHEA	Director	March 11, 2016
David J. Shea